Form 10-K
period 1993-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1994-03-31
CIK 790528

                                                                            1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-9117

                         INLAND STEEL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                            36-3425828
            (STATE OF INCORPORATION)                       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    30 WEST MONROE STREET, CHICAGO, ILLINOIS                              60603
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 346-0300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                                    ON WHICH REGISTERED
            -------------------                                   ---------------------
     COMMON STOCK ($1.00 PAR VALUE), INCLUDING             NEW YORK STOCK EXCHANGE, INC.
       PREFERRED STOCK PURCHASE RIGHTS

     SERIES A $2.40 CUMULATIVE CONVERTIBLE                 CHICAGO STOCK EXCHANGE, INCORPORATED
       PREFERRED STOCK ($1.00 PAR VALUE)

     SERIES G. $4.625 CUMULATIVE CONVERTIBLE               NEW YORK STOCK EXCHANGE, INC.
       EXCHANGEABLE PREFERRED STOCK
       ($1.00 PAR VALUE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X . NO  .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     AS OF MARCH 15, 1994 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,435,453,418.(1)

     THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 15, 1994 WAS 41,221,095.

     (1)EXCLUDING STOCK HELD BY DIRECTORS AND OFFICERS OF REGISTRANT, WITHOUT ADMISSION OF AFFILIATE STATUS OF SUCH INDIVIDUALS FOR ANY OTHER PURPOSE; ALSO, EXCLUDING SERIES E ESOP CONVERTIBLE PREFERRED STOCK AND SERIES F EXCHANGEABLE PREFERRED STOCK OF THE REGISTRANT, NEITHER OF WHICH SERIES IS PUBLICLY TRADED.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS I AND II OF THIS REPORT ON FORM 10-K INCORPORATE BY REFERENCE CERTAIN INFORMATION FROM THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993. PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY
REFERENCE CERTAIN INFORMATION FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT
WHICH WILL BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY SCHEDULED TO BE HELD ON MAY 25, 1994.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Inland Steel Industries, Inc. (the "Company"), a Delaware corporation, is the sole stockholder of Inland Steel Company and Inland Materials Distribution Group, Inc. ("Distribution"). Inland Steel Company is a fully integrated domestic steel company that produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain steel-finishing joint ventures. Distribution is the sole stockholder of Joseph T. Ryerson & Son, Inc. ("Ryerson") and J. M. Tull Metals Company, Inc. ("Tull"). Ryerson and Tull are leading steel service, distribution and materials processing organizations.

BUSINESS SEGMENTS

     The business segments of the Company and its subsidiaries are Integrated Steel (including iron ore operations) and Steel Service Centers. For the three years ended December 31, 1993, information relating to net sales, operating profit, identifiable assets, depreciation and capital expenditures for both business segments of the Company appears in Note 15 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993. Such information is hereby incorporated by reference herein.

Integrated Steel Operations

  General

     Inland Steel Company, a wholly owned subsidiary of the Company, is directly engaged in the production and sale of steel and related products and the transportation of iron ore, limestone and certain other commodities (primarily for its own use) on the Great Lakes. Certain subsidiaries and associated companies of Inland Steel Company are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and two steel galvanizing lines. All raw steel made by Inland Steel Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel products.

     In August 1988, Inland Steel Company realigned its operations into two divisions -- the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The purpose of the realignment was to allow management to better focus on the distinctive competitive factors and customer requirements in the markets for the products manufactured by each division. The Flat Products division manages Inland Steel Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and plate and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry. The Bar division closed its 28-inch structural mill in early 1991, completing Inland Steel Company's withdrawal from the structural steel manufacturing business.

     Inland Steel Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of Inland Steel Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that began shipping commercial product in 1990 and reached its design capability in 1992. I/N Kote, owned equally by wholly owned subsidiaries of Inland Steel Company and NSC (indirect in the case of NSC), operates two galvanizing lines which began start-up production in late 1991, became fully operational in the third quarter of 1992, and were operating near design capacity by August 1993. Inland Steel Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

  Raw Steel Production and Mill Shipments

     The following table shows, for the five years indicated, Inland Steel Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                                RAW STEEL PRODUCTION INLAND STEEL
                                                                ---------------------------------
                                                                                  INLAND STEEL
                                                                INLAND STEEL    COMPANY AS A % OF
                                                                  COMPANY          U.S. STEEL
                                                                (000 TONS*)         INDUSTRY
                                                                ------------    -----------------
    1993.....................................................       5,003              5.2%**
    1992.....................................................       4,740              5.2
    1991.....................................................       4,677              5.3
    1990.....................................................       5,339              5.5
    1989.....................................................       5,550              5.7

- ---------------
 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of Inland Steel Company was reduced to
6.0 million net tons from 6.5 million net tons effective September 1, 1991, as Inland Steel Company ceased making ingots. The basic oxygen process accounted for 94% of raw steel production of Inland Steel Company in 1993 and 1992. The remainder of such production was accounted for by electric furnaces.

     The total tonnage of steel mill products shipped by Inland Steel Company for each of the five years 1989 through 1993 was 4.8 million tons in 1993; 4.3 million tons in 1992; 4.2 million tons in 1991; 4.7 million tons in 1990; and
4.9 million tons in 1989. In 1993, sheet, strip, plate and certain related semi-finished products accounted for 88% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 12%.

     In 1993 and 1992, approximately 93% of the shipments of the Flat Products division and 92% of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 75% of the shipments of the Flat Products division and 83% of the shipments of the Bar division in 1993 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 72% and 83% in 1992. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     According to data from the American Iron and Steel Institute, steel imports to the United States in 1993 totaled an estimated 19.5 million tons, compared with 17.1 million tons imported in 1992. Steel imports constituted approximately 18.8% of apparent domestic supply in 1993, compared with approximately 17.9% of apparent domestic supply in 1992. During 1984, the peak year for steel imports into the U.S., such imports accounted for 26.4% of apparent domestic supply. In addition to the importation of steel mill products, the U.S. steel industry has faced indirect imports of steel. Data from the American Iron and Steel Institute show that imports of steel contained in manufactured goods exceeded exports by an estimated 16 million tons in 1993.

     Many foreign steel producers are owned, controlled or subsidized by their governments. In 1992, the Company and certain domestic steel producers filed unfair trade petitions against foreign producers of certain bar, rod and flat-rolled products. During 1993, the International Trade Commission ("ITC") upheld final subsidy and dumping margins on essentially all of the bar and rod products and about half of the flat-rolled products, in each case based on the tonnage of the products against which claims were brought. The Company and certain domestic producers have filed formal appeals of the adverse ITC decisions in the U.S. Court of International Trade or similar jurisdiction bodies, and foreign producers have appealed certain of the findings against them. These appeals are pending and decisions are not expected before September 1994 in the bar and rod product cases, and mid-1995 in the flat-rolled product cases. It is not certain how the ITC actions and the appeals will impact imports of steel products into the United States or the price of such steel products.

     On December 15, 1993, President Clinton notified the U.S. Congress of his intent to enter into agreements resulting from the Uruguay Round of multilateral trade negotiations under the General Agreement on Tariffs and Trade. The key provisions applicable to domestic steel producers include an agreement to eliminate steel tariffs in major industrial markets, including the United States, over a period of 10 years commencing July 1995, and agreements regarding various subsidy and dumping practices as well as dispute settlement procedures. Legislation must be enacted in order to implement the Uruguay Round agreements. Until that process is completed, it will not be possible to assess the extent to which existing U.S. laws against unfair trade practices may be weakened.

     Primarily as a result of the influx of foreign steel imports and the depressed demand for domestic steel products that began in the early 1980s, certain facilities at the Indiana Harbor Works were permanently closed during the second half of the 1980s and the early 1990s and others were shut down for temporary periods. The 28-inch structural mill was closed in early 1991, reflecting a decision to withdraw from the structural steel markets. In late 1991 the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were closed either as part of a program to permanently reduce costs through the closure of uneconomic facilities or for environmental reasons. Provisions with respect to the shut-down of the structural mill were taken in 1987. Provisions for estimated costs incurred in connection with the closure of the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were made in 1991. Included in such provisions were costs associated with Inland Steel Company's closure of its No. 11 Coke Oven Battery in June 1992. All remaining coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.)

     For the five years indicated, shipments by market classification of steel mill products produced by Inland Steel Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. The table confirms that a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 70% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                                   PERCENTAGE OF TOTAL TONNAGE
                                                                        OF STEEL SHIPMENTS
                                                               ------------------------------------
                                                               1993    1992    1991    1990    1989
                                                               ----    ----    ----    ----    ----
    Steel Service Centers:
      Affiliates............................................     9 %     7 %     8 %     8 %     9 %
      Non-Affiliates........................................    21      22      24      20      20
                                                               ----    ----    ----    ----    ----
                                                                30      29      32      28      29
    Automotive..............................................    37      28      25      26      27
    Appliance...............................................     9       9       8       7       7
    Industrial, Electrical and Farm Machinery...............     4       8       9       9      10
    Construction and Contractors' Products..................     3       3       4       8      10
    Steel Converters/Processors.............................    10      18      12      15      11
    Other...................................................     7       5      10       7       6
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ----    ----    ----    ----    ----
                                                               ----    ----    ----    ----    ----

     The increase in 1993 of sales to the automotive market and the decline in sales to the steel converters/processors market are indicative of Inland Steel Company's efforts to maximize its sales of value-added and higher margin products.

     Some value-added steel processing operations that Inland Steel Company does not have the capability to perform are performed by outside processors prior to shipment of certain products to Inland Steel Company's customers. In 1993, approximately 16% of the products produced by Inland Steel Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 64% of the total tonnage of shipments by Inland Steel Company during 1993 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of Inland Steel Company was responsible for shipment of approximately 15% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1993.

     Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago; Southfield, Michigan; St. Louis; and Nashville, Tennessee. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

     See "Product Classes" below for information relating to the percentage of consolidated net sales accounted for by certain classes of similar products of integrated steel operations.

  Raw Materials

     Inland Steel Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of Inland Steel Company have varying interests -- the Empire Mine in Michigan, the Minorca Mine in Minnesota and the Wabush Mine in Labrador and Quebec, Canada. In recent years Inland Steel Company has closed or terminated certain less cost-efficient iron ore mining operations. See "Properties Relating to Integrated Steel Segment -- Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

     The following table shows (1) the iron ore pellets available to Inland Steel Company, as of December 31, 1993, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1993 and 1992 iron ore pellet production or purchases from such sources; and (3) the percentage of Inland Steel Company's iron ore requirements represented by production or purchases from such sources in 1993 and 1992.

                                                              IRON ORE
                                                        TONNAGES IN THOUSANDS
                                                       (GROSS TONS OF PELLETS)
                                                  ---------------------------------        % OF
                                                  AVAILABLE AS OF      PRODUCTION      REQUIREMENTS(1)
                                                   DECEMBER 31,      --------------    -------------
                                                      1993(2)        1993     1992     1993     1992
                                                  ---------------    -----    -----    ----     ----
        INLAND STEEL MINING COMPANY PROPERTY
          Minorca -- Virginia, MN..............        68,000        2,577    2,265     41%      38 %
        IRON ORE VENTURES AND LONG-TERM
          PURCHASE CONTRACTS
          Empire (40% owned) -- Palmer, MI;
          Wabush (13.75% owned) -- Wabush,
             Labrador and Pointe Noire, Quebec,
             Canada............................       116,000        3,513    3,804     55       63
                                                  ---------------    -----    -----    ----     ----
             Total Iron Ore....................       184,000        6,090    6,069     96%     101%
                                                  ---------------    -----    -----    ----     ----
                                                  ---------------    -----    -----    ----     ----

- ---------------
(1) Production in excess of requirements was sold or added to stockpile. Production below requirements was purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of Inland Steel Company's coal requirements are satisfied from independent sources, with a portion of such requirements being met under two significant purchase contracts. The first such contract, extending through year-end 1994, requires Inland Steel Company to purchase (subject to force majeure provisions) a total of 1,270,000 tons of metallurgical and/or steam coal during the term of the contract at prices (intended to approximate market) determined with respect to certain cost factors. The contract requires the parties to enter into good-faith negotiations regarding extension of the arrangement at mutually agreeable terms and conditions prior to the end of the term. The term of the contract is likely to be extended covering solely steam coal, due to the shut-down of Inland Steel Company's coke batteries. During 1993, Inland Steel Company purchased 15% of its coal requirements under such contract, representing 8% of its metallurgical coal requirements and 33% of its steam coal requirements.

     A second coal purchase contract extends through year-end 1995. Such contract covers substantially all of the coal needs of the PCI Associates joint venture, in which a subsidiary of Inland Steel Company holds a 50% interest. The PCI facility pulverizes coal for injection into Inland Steel Company's blast furnaces. The contract requires Inland Steel Company to purchase (subject to force majeure provisions) 95% of the requirements of PCI Associates (100% in
1993) of injection-quality coal through the term of the contract (currently estimated to be 1,520,000 tons) at prices determined by annual good-faith negotiations between the parties. The term of the agreement may be extended by mutual agreement of the parties. During 1993, Inland Steel Company purchased 5% of its total coal requirements under such contract, representing 100% of its injection coal requirements. The balance of Inland Steel Company's coal requirements was purchased from domestic sources under short-term purchase contracts and from other sources.

     In December 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. Inland Steel Company entered into a long-term purchase contract extending through July 1999 which required Inland Steel Company to purchase approximately 800,000 tons of coke on an annualized basis through July 1993, and requires Inland Steel Company to purchase 1,400,000 tons of coke on an annualized basis thereafter through the term of the contract at prices negotiated annually based on certain market determinants. The purchase requirement is subject to force majeure provisions. The term of the contract may be extended by mutual agreement of the parties. During 1993, Inland Steel Company satisfied 46% of its total coke needs under such arrangement. The remainder of its purchased coke requirements was obtained through contracts with independent domestic sources.

     Inland Steel Company's Michigan limestone and dolomite properties were sold in September 1990. As part of such sale, Inland Steel Company entered into a requirements contract (subject to force majeure provisions) with the buyer of the properties to purchase in each of the first five years of the contract term, beginning in 1992, the greater of its annual limestone needs or one million gross tons, with certain exceptions, and its annual limestone needs, with certain exceptions, for the remaining six years of the agreement. Prices (intended to approximate market) are determined with respect to certain cost factors.

     Approximately 75% of the iron ore pellets and virtually all of the limestone received by Inland Steel Company at its Indiana Harbor Works in 1993 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 26% of Inland Steel Company's coal requirements were transported in its hopper cars by unit train in 1993. The remainder of Inland Steel Company's coal requirements was transported in independent carrier-owned equipment.

     See "Energy" below for further information relating to the use of coal in the operations of Inland Steel Company.

Steel Service Center Operations

     The Company's steel service center operations are conducted by its wholly owned steel service center management subsidiary, Inland Materials Distribution Group, Inc., through its operating subsidiaries -- Joseph T. Ryerson & Son, Inc. and J. M. Tull Metals Company, Inc. In August 1990, Ryerson, Tull and Ryerson Coil Processing, a specialized processing unit, were organized into five business units along regional and product lines. Ryerson, on a nationwide basis, and Tull, in the southeastern and south-central United States, each compete with a large number of other steel service centers, some of which are affiliated with foreign steelmakers. Competition is primarily on the basis of service, quality and price. The ability to meet just-in-time delivery requirements of customers depends on maintaining adequate inventories and processing capacity and highly trained personnel.

     Depending on location, the Company's steel service center operations are engaged in the sale of carbon, alloy and stainless steel; aluminum and aluminum alloys; nickel and nickel alloys; copper; brass; specialty metals; and industrial plastics. The service centers sell products in various forms, including, again depending on location, plate, sheet, coil, wire, rod, bar, tubing, pipe, structural, and expanded metal and grating. During 1993, the Steel Service Center segment shipped approximately 35% of its product (by sales revenue) to machinery manufacturers, 25% to metal producers and fabricators, 9% to transportation equipment producers,

10% to electrical machinery producers, 4% to wholesale distributors, 5% to construction-related purchasers, 3% to metal mills and foundries, and 9% to other customers. Approximately 20% of the tons of product purchased in 1993 by the Steel Service Center segment were from affiliates.

  Joseph T. Ryerson & Son, Inc.

     Ryerson, with business unit headquarters in Philadelphia, Pennsylvania, Chicago, Illinois, and Seattle, Washington, is a leading steel service center organization. With full-line service centers in 30 major cities, Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil Processing Company division, headquartered in Chicago, performs processing through six facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

  J. M. Tull Metals Company, Inc.

     Tull is one of the largest distributors of metals in the southeastern United States. Tull and its wholly owned subsidiary, AFCO Metals, Inc., acquired by Tull in June 1988, operate 19 service centers and two processing facilities located throughout the southeastern and south-central United States. Tull produces a variety of metal products with value-added processing, including welded steel tubing and roll-formed shapes. Tull's products are sold principally through its own sales staff.

PRODUCT CLASSES

     The following table sets forth the percentage of consolidated net sales, for the five years indicated, contributed by each class of similar products in the Integrated Steel business segment that accounted for 10% or more of consolidated net sales in such time period. The Steel Service Center business segment of the Company did not have any class of similar products that accounted for 10% or more of such sales in any of such years.

                                                     1993      1992      1991      1990      1989
                                                     ----      ----      ----      ----      ----
    Integrated Steel Operations
      Sheet, Strip and Plate......................    45 %      45 %      45 %      43 %      44 %
      Bar and Structural..........................     7         6         6        10         9
                                                     ----      ----      ----      ----      ----
    Total Integrated Steel Operations.............    52        51        51        53        53
    Steel Service Center Products.................    48        49        49        47        47
                                                     ----      ----      ----      ----      ----
                                                     100 %     100 %     100 %     100 %     100 %
                                                     ----      ----      ----      ----      ----
                                                     ----      ----      ----      ----      ----

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1993, are set forth below. Net capital additions during such period aggregated $386.9 million.

                                                              DOLLARS IN MILLIONS
                                         --------------------------------------------------------------
                                                         RETIREMENTS                        NET CAPITAL
                                         ADDITIONS*       OR SALES*       ADJUSTMENTS*       ADDITIONS
                                         ----------      -----------      ------------      -----------
    1993..............................     $105.6          $ 143.4           $ (1.3)          $ (39.1)
    1992..............................       64.4             74.9             (7.4)            (17.9)
    1991..............................      140.2             95.3              (.6)             44.3
    1990..............................      268.1             49.3              1.4             220.2
    1989..............................      197.2             30.2             12.4             179.4

- ---------------
* See detail in Schedule V -- Property, Plant and Equipment, of Financial Statement Schedules attached hereto and incorporated by reference herein.

     In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of Inland Steel Company. Approximately $10 million was spent in 1993 to complete upgrade projects begun in 1990 at the 80-inch Hot Strip Mill and at the 12-inch Bar Mill. The total cost of the 80-inch Hot Strip Mill and the 12-inch Bar Mill projects was approximately $214 million. The only major project undertaken and completed in 1993 was a mini-reline of the No. 7 Blast Furnace at a cost of $27 million. No major projects are planned for 1994.

     In July 1987, a wholly owned subsidiary of Inland Steel Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which one-third is cold-rolled substrate for I/N Kote. The I/N Tek facility, located near New Carlisle, Indiana, became operational in April 1990 and reached its design capability in March 1992. Inland Steel Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership, is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of Inland Steel Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of Inland Steel Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 900,000 tons. The electrogalvanizing line began start-up operations in September 1991 and the hot-dip galvanizing line began start-up operations in November 1991. Both lines were operating near design capability by August 1993. Inland Steel Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from Inland Steel Company, which supplies the substrate from the I/N Tek facility and Inland Steel Company's Indiana Harbor Works.

     Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions -- Joint Ventures" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting scheduled to be held on May 25, 1994, and is incorporated by reference into Item 13 of this Report.

     Inland Steel Company sold half of its 25% ownership interest in the Walbridge, Ohio electrogalvanizing joint venture in the second quarter of 1992.

     In 1993, the Company and its subsidiaries made capital expenditures of $106 million. Such expenditures principally focused on new machinery and equipment related to maintaining or improving Integrated Steel operations. Approximately $86 million was spent for Integrated Steel capital projects in 1993, including replacements and renewals. Excluding amounts related to the purchase of the equity interest in Inland Steel Company's No. 2 BOF Shop Caster facility, the amount budgeted for 1994 capital expenditures by the Company and its subsidiaries is approximately $110 million. In March 1994 Inland Steel Company purchased the equity interest of the lessor of the Caster for $83 million. In addition, in connection with such purchase, Inland Steel Company recorded $63 million of debt. It is anticipated that capital expenditures will be funded from cash generated by operations and cash on hand at year-end 1993. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1993 was approximately 16,200, of whom approximately 10,900 were employed at Inland Steel Company. The majority of the remaining employees were employed at the Company's steel service center operations. At year-end, approximately 8,900 of the Company's employees, including 8,400 at Inland Steel Company, were represented by the United Steelworkers of America, of whom approximately 1,430 including 1,400 at Inland Steel Company, were on furlough or indefinite layoff. Approximately 1,100 employees were represented by other unions during 1993. The decline at Inland Steel Company in average employment from 12,100 in 1992 is attributable to improvements in productivity, the shut-down of older facilities, and workforce reductions. Excluding the costs attributable to future workforce reductions, total employment costs decreased from $941 million in 1992 to $925 million in 1993.

     Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at both the Company and Inland Steel Company. As a result, employment was reduced by 2,300 positions by year-end 1993. Another 1,200 positions are expected to be eliminated by the end of 1994.

     The current labor agreement between Inland Steel Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provides a wage increase of $.50 per hour in 1995, a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million) and a potential bonus of up to $1,000 per employee (approximately $8 million in total) based on Inland Steel Company's achieving $150 million of pre-tax income in 1995 adjusted to exclude the incremental FASB Statement No. 106 costs and such bonus. In addition, all active employees receive an additional week of vacation in 1994 and in 1996. The agreement provides for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. The agreement also provides for election of a Union designee acceptable to the Company to the Company's Board of Directors, restrictions on the ability of Inland Steel Company to reduce the Union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

     As of December 31, 1993, the number of active employees at Ryerson was approximately 4,045 of whom approximately 1,125 were covered by collective bargaining agreements. Of those employees covered by collective bargaining agreements, approximately 475 production, maintenance, and transportation employees were represented by the United Steelworkers of America and approximately 370 such employees were represented by the International Brotherhood of Teamsters. The current agreement with the United Steelworkers will expire on July 31, 1996. During 1993, Ryerson reached agreement at seven separate plants (San Francisco, Buffalo, Indianapolis, Chattanooga, St. Louis, Jersey City, and Los Angeles) represented by various unions covering 190 employees. These agreements expire on various dates from April 31, 1995 through October 31, 1997. The agreements, as well as the current agreement with the United Steelworkers of America, provide for modest wage increases, lump sum bonuses, pension improvements, and increased employee sharing of health care costs. Ryerson maintains agreements with the Teamsters covering 13 facilities. Teamster agreements expire on various dates during the period beginning March 31, 1994, and ending October 31, 1997. In addition, Ryerson contracts with independent third parties to provide approximately 175 drivers on a leased basis to nine Ryerson facilities. These leased drivers are covered by agreements between the Teamsters and such independent third parties, which agreements expire on March 31, 1994.

ENVIRONMENT

     The Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of waste material. These include various Federal statutes regulating the discharge or release of pollutants to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal actions and could also result in substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the United States Environmental Protection Agency (the "EPA") has authority to impose liability for site redemination on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict, joint and several.

     By year-end 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated the closure of such remaining coke-making facilities at year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. Inland Steel Company has entered into a long-term contract to satisfy the majority of its coke needs. (See "Raw Materials" above). In addition, Inland Steel Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, which process is anticipated to replace up to 30% of Inland Steel Company's coke needs. The facility is anticipated to substantially achieve operation at its design capacity by year-end 1994.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another three to five years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. Insurance coverage with respect to such corrective actions is not significant.

     Capital spending for pollution control projects totaled $7 million in 1993, down from $11 million in 1992. Another $44 million was spent in 1993 to operate and maintain such equipment, versus $46 million a year earlier. During the five years ended December 31, 1993, the Company has spent $302 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $20 million in 1994 and $13 million in 1995. It is anticipated that the Company will make annual capital expenditures of $5 million to $10 million in each of the three years thereafter. In addition, Inland Steel Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current Federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the results of operations or financial position of Inland Steel Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which Inland Steel Company is involved.

ENERGY

     Coal, all of which is purchased from independent sources, together with coke, accounted for approximately 67.8% of the energy consumed by Inland Steel Company at the Indiana Harbor Works in 1993. In recent years Inland Steel Company has purchased varying portions of its coke requirements from outside sources, purchasing approximately 59% in 1993 and approximately 46% in 1992. See "Environment" above for a discussion of coke-making by Inland Steel Company and alternatives for obtaining coke.

     Natural gas and fuel oil supplied approximately 30% of the energy requirements of the Indiana Harbor Works in 1993 and are used extensively by the Company at other facilities that it owns or in which it has an interest. The Company anticipates that utilization of the pulverized coal injection facility (see "Environment" above) will substantially reduce natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and, through Inland Steel Company, generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1993, Inland Steel Company produced approximately 61% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO INTEGRATED STEEL SEGMENT

Steel Production

     All raw steel made by Inland Steel Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by Inland Steel Company in fee. The basic production facilities of Inland Steel Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line and the No. 2 BOF Shop Caster Facility ("Caster"), are held by Inland Steel Company under leasing arrangements. Inland Steel Company purchased the equity interest of the lessor of the Caster in March 1994 and currently intends to terminate the lease and prepay or formally assume the applicable debt in the first half of 1994. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works is subject to the lien of the First Mortgage of Inland Steel Company dated April 1, 1928, as amended and supplemented. See "Business Segments -- Integrated Steel Operations -- Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of Inland Steel Company's properties. Inland Steel Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

     I/N Tek, a partnership in which a subsidiary of Inland Steel Company owns a 60% interest, has constructed a 1,500,000-ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek at this location is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of Inland Steel Company planned for such facility.

     I/N Kote, a partnership in which a subsidiary of Inland Steel Company owns a 50% interest, has constructed a 900,000-ton annual capacity steel galvanizing facility on approximately 25 acres of land, which it owns in fee, located adjacent to the I/N Tek site. Substantially all the property, plant and equipment owned by I/N Kote is subject to a lien securing related indebtedness. The I/N Kote facility is adequate to serve the present and anticipated needs of Inland Steel Company planned for such facility.

     PCI Associates, a partnership in which a subsidiary of Inland Steel Company owns a 50% interest, has constructed a pulvarized coal injection facility on land located within the Inland Harbor Works. Inland Steel Company leases PCI Associates the land upon which the facility is located. Substantially all the property, plant and equipment owned by PCI Associates is subject to a lien securing related indebtedness. Upon achieving operation at design capacity, the PCI Associates facility will be adequate to serve the anticipated needs of Inland Steel Company planned for such facility.

     Inland Steel Company owns three vessels for the transportation of iron ore and limestone on the Great Lakes, and a subsidiary of Inland Steel Company owns a fleet of 404 coal hopper cars (100-ton capacity each) used in unit trains to move coal to the Indiana Harbor Works. See "Business Segments -- Integrated Steel Operations -- Raw Materials" in Item 1 above for further information relating to utilization of Inland Steel Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet Inland Steel Company's present and anticipated transportation needs.

     Inland Steel Company also owns and maintains research and development laboratories in East Chicago, Indiana, which facilities are adequate to serve its present and anticipated needs.

Raw Materials Properties and Interests

     Certain information relating to raw materials properties and interests of Inland Steel Company and its subsidiaries is set forth below. See "Business Segments -- Integrated Steel Operations -- Raw Materials" in Item 1 above for further information relating to capacity and utilization of such properties and interests.

  Iron Ore

     The operating iron ore properties of Inland Steel Company's subsidiaries and of the iron ore ventures in which Inland Steel Company has an interest are as follows:

                                                                              ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                         (IN THOUSANDS OF
                                                                           GROSS TONS OF
                 PROPERTY                            LOCATION                PELLETS)
- ------------------------------------------   ------------------------   -------------------
Empire Mine...............................   Palmer, Michigan                  8,100
Minorca Mine..............................   Virginia, Minnesota               2,500
Wabush Mine...............................   Wabush, Labrador and              4,500
                                             Pointe Noire, Quebec,
                                             Canada

     The Empire Mine is operated by the Empire Iron Mining Partnership, in which Inland Steel Company has a 40% interest. Inland Steel Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Wabush Mine is a taconite project in which Inland Steel Company owns a 13.75% interest. Inland Steel Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

     The reserves at the Empire Mine, the Minorca Mine and the Wabush Mine are held under leases expiring, or expected at current production rates to expire, between 2012 and 2040. Substantially all of the reserves at Butler Taconite are held under leases. Inland Steel Company's share of the production capacity of its interests in such iron ore properties is sufficient to provide the majority of its present and anticipated iron ore pellet requirements. Any remaining requirements have been and are expected to continue to be readily available from independent sources. During 1992, the Minorca Mine's original ore body was depleted and production shifted to a new major iron ore body, the Laurentian Reserve, acquired by lease in 1990.

  Limestone and Dolomite

     The limestone and dolomite properties of Inland Steel Company located near the town of Gulliver in the Upper Peninsula of Michigan were permanently closed on December 29, 1989 and sold in 1990.

  Coal

     Inland Steel Company's sole remaining coal property, the Lancashire No. 25 Property, located near Barnesboro, Pennsylvania, is permanently closed. All Inland Steel Company coal requirements for the past several years have been and are expected to continue to be met through contract purchases and other purchases from independent sources.

PROPERTIES OF STEEL SERVICE CENTER SEGMENT

Joseph T. Ryerson & Son, Inc.

     Ryerson owns its regional business unit headquarters offices in Chicago and leases regional headquarters offices in West Chester (PA) and Renton (WA). Ryerson/East division maintains steel service centers at Allston (MA), Buffalo, Carnegie (PA), Charlotte, Chattanooga, Cleveland, Jersey City, Philadelphia, and Wallingford (CT). Ryerson/Central's service centers are in Chicago, Cincinnati, Dallas, Detroit, Houston, Indianapolis, Kansas City, Milwaukee, Plymouth (MN), St. Louis, and Tulsa. Ryerson/West's service centers are in Commerce City (CO), Emeryville (CA), Los Angeles, Phoenix, Portland (OR), Renton (WA), Spokane, and Salt Lake City. Ryerson Coil Processing division's processing facilities are located in Chicago, Marshalltown (IA), Plymouth (MN) and New Hope (MN).

     All of Ryerson's operating facilities are held in fee with the exception of a portion of the property at St. Louis (held under long-term lease), a portion of the property in Portland (held under short-term lease), a satellite facility at Omaha (held under short-term lease), two facilities in Chicago (held under short-term lease), two facilities in New Hope (MN) (one partly held in fee and partly under short-term lease, the other held under short-term lease), one facility in Marshalltown (IA) (held under an installment purchase contract) and one facility in Salt Lake City (held under short-term lease). In addition, Ryerson holds in fee approximately 44 acres of unimproved property in Powder Springs (GA) and approximately eight acres of property in Elk Grove Village
(IL), formerly the site of an operating facility. Ryerson's properties are adequate to serve its present and anticipated needs.

J. M. Tull Metals Company, Inc.

     Tull maintains service centers in Birmingham, Columbia (SC), Jacksonville, Miami, Tampa, Baton Rouge, New Orleans, Charlotte, Greensboro (NC), Greenville
(SC), Richmond, and Norcross (GA), where its headquarters is located. All of these facilities are owned by Tull in fee, except for the Columbia facility, which is held under short-term lease. Tull's AFCO Metals, Inc. subsidiary operates service centers in Fort Smith (AR), Oklahoma City, Shreveport, West Memphis (AR), Wichita, Jackson (MS) and Little Rock. AFCO's headquarters are located in Norcross (GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a short-term lease. Tull holds in fee land improved with a parking garage in Atlanta. Tull's properties are adequate to serve its present and anticipated needs.

OTHER PROPERTIES

     The Company and certain of its subsidiaries lease, under a long-term arrangement, approximately 63% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois (where the Company's principal executive offices are located), which property interest is adequate to serve the Company's present and anticipated needs. Approximately 12% of such space is under sublease to other parties.

     Magnetics International, Inc., a subsidiary of the Company, owns approximately 63 acres in northern Indiana, on which site it has constructed an iron oxide plant that began operation in April 1991. Such facility is adequate to serve the present and anticipated needs of Magnetics International, Inc. Certain subsidiaries of the Company hold in fee at various locations an aggregate of approximately 355 acres of land, all of which is for sale. Inland Steel Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale. I R Construction Products Company, Inc. (formerly Inryco, Inc.), a subsidiary of Inland Steel Company and the Company's former Construction Products business segment, owns, in fee, a combination office building and warehouse in Hoffman Estates (IL), which is for sale.

ITEM 3. LEGAL PROCEEDINGS.

     On August 12, 1992, Inland Steel Administrative Service Company ("ISAS"), a wholly owned subsidiary of Inland Steel Company, filed a lawsuit in the Court of Common Pleas in Lorain County, Ohio against Western Steel Group, Inc. ("Western") to collect the unpaid balance of its account for steel products sold to Western by Inland Steel Company in the amount of $5.7 million. On October 15, 1992, Western filed a counterclaim against ISAS and a third-party complaint against Inland Steel Company for $40 million actual damages and $100 million punitive damages, alleging, among other things, breach of contract and wrongful interference with contractual relations in connection with a refusal by Inland Steel Company to continue selling steel products to Western and defamation of Western and a patent held by Western in connection with discussions with third parties. All claims were settled between the parties in February 1994 and the settlement was approved by the court. Under the terms of the settlement, ISAS has received $3.4 million and all counterclaims against Inland Steel Company and ISAS have been released.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another three to five years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. Insurance coverage with respect to such corrective actions is not significant.

     On March 22, 1985, the EPA issued an administrative order to Inland Steel Company's former Inland Steel Container Company Division ("Division") naming the former Division and various other unrelated companies as responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of a waste disposal facility operated by Duane Marine Salvage Corporation at Perth Amboy, New Jersey. The administrative order alleged that certain of the former Division's wastes were transported to, and disposed of at, that facility and required Inland Steel Company to join with other named parties in taking certain actions relating to the facility. Inland Steel Company and the other administrative order recipients have completed the work required by the order. In unrelated matters, the EPA also advised the former Division and various other unrelated parties of other sites located in New Jersey at which the EPA expects to spend public funds on any investigative and corrective measures that may be necessary to control any releases or threatened releases of hazardous substances, pollutants and contaminants pursuant to the applicable provisions of CERCLA. The notice also indicated that the EPA believes Inland Steel Company may be a responsible party under CERCLA. The extent of Inland Steel Company's involvement and participation in these matters has not yet been determined. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, none of these matters is expected to materially affect Inland Steel Company's financial position.

     The EPA has adopted a national policy of seeking substantial civil penalties against owners and operators of sources for noncompliance with air and water pollution control statutes and regulations under certain circumstances. It is not possible to predict whether further proceedings will be instituted against the Company or any of its subsidiaries pursuant to such policy, nor is it possible to predict the amount of any such penalties that might be assessed in any such proceeding.

     The Indiana Department of Environmental Management ("IDEM") from time to time advises various parties of alleged violations of air pollution regulations by issuing Notices of Violation so as to initiate discussions concerning corrective measures. Inland Steel Company has three currently outstanding unresolved Notices of Violation at its Indiana Harbor Works. Inland Steel Company is presently in discussions with the staff of IDEM with respect to these matters and cannot currently estimate the time period within which these matters will be resolved. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, none of these matters is expected to materially affect Inland Steel Company's financial position.

     Inland Steel Company received a Notice of Violation from IDEM dated March 3, 1989 alleging violations of Inland Steel Company's National Pollution Discharge Elimination System permit regarding water discharges. Inland Steel Company is presently in discussions with the staff of IDEM with respect to these matters and cannot currently estimate the time period within which these matters will be resolved. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, this matter is not expected to materially affect Inland Steel Company's financial position.

     Inland Steel Company received a Special Notice of Potential Liability ("Special Notice") from IDEM on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that Inland Steel Company may be a PRP and that Inland Steel Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, Inland Steel Company, along with other PRPs, entered into an Agreed Order with IDEM, pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. Those costs which Inland Steel Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $154,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. Inland Steel Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect Inland Steel Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT.

     Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. All executive officers of the Company, with the exception of Earl L. Mason, H. William Howard, Olivia M. Thompson, and Maurice S. Nelson, Jr., have been employed by the Company or a subsidiary of the Company throughout the past five years.

     Set forth below are the executive officers of the Company as of March 1, 1994 and the age of each as of such date. Their principal occupations held presently and during the past five years, including positions and offices held with the Company or a significant subsidiary of the Company are shown below.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
- -----------------------------------   --------------------------------------------------------
Robert J. Darnall, 56..............   Mr. Darnall has been Chairman, President and Chief
  Chairman, President, Chief          Executive Officer of the Company since September 1,
  Executive Officer and Director      1992. A Director of the Company and a member of the
                                      Executive and Finance and Retirement Committees of the
                                      Board of Directors since April 23, 1986, he became
                                      Chairman of the Finance and Retirement Committee on
                                      April 24, 1991 and Chairman of the Executive Committee
                                      on January 1, 1993. He was President and Chief Operating
                                      Officer of the Company from April 16, 1986 to September
                                      1, 1992. He has been Chairman and Chief Executive
                                      Officer of Inland Steel Company since September 1, 1992
                                      and was also its President from November 1987 to
                                      September 1, 1992. Mr. Darnall has also been a Director
                                      of Inland Steel Company since April 1983. He also has
                                      been Chairman of the Board of Directors of Inland
                                      Materials Distribution Group, Inc. (and its predecessor
                                      company) since November 1990. Prior to November 1990, he
                                      had been Chairman of the Board of its subsidiaries
                                      Joseph T. Ryerson & Son, Inc. since May 1986 and J. M.
                                      Tull Metals Company, Inc. since July 1986.
W. Gordon Kay, 57..................   Mr. Kay has been Senior Vice President of the Company
  Senior Vice President               since July 1990 and President and Chief Operating
                                      Officer of Inland Materials Distribution Group, Inc.
                                      (and its predecessor company) and Chairman of its
                                      subsidiaries, Joseph T. Ryerson & Son, Inc. and J. M.
                                      Tull Metals Company, Inc., since November 1990. He also
                                      has been President of Joseph T. Ryerson & Son, Inc.
                                      since January 1990 and was President and Chief Executive
                                      Officer of J. M. Tull Metals Company, Inc. (acquired by
                                      the Company in July 1986) from July 1984 until November
                                      1990.
Maurice S. Nelson, Jr., 56.........   Mr. Nelson has been Senior Vice President of the Company
  Senior Vice President               and President and Chief Operating Officer of Inland
                                      Steel Company since September 1, 1992. He also holds the
                                      position of President of the Inland Steel Flat Products
                                      Company division of Inland Steel Company, which he
                                      assumed on joining the Company on November 1, 1991.
                                      Prior to joining Inland Steel Company, he was President,
                                      Sheet and Plate Division, Aluminum Company of America
                                      ("ALCOA"), from August 1991 to October 1991 and Vice
                                      President, Sheet and Plate Division, ALCOA, from October
                                      1986 to July 1991.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
- -----------------------------------   --------------------------------------------------------
Earl L. Mason, 46..................   Mr. Mason has been Vice President and Chief Financial
  Vice President and                  Officer of the Company since January 24, 1994. Prior to
  Chief Financial Officer             such appointment, he was Vice President -- Finance and
                                      Principal Financial Officer of the Company from June 17,
                                      1991. Prior to joining the Company, he was Group
                                      Executive -- Logistics and Asset Management of Digital
                                      Equipment Corporation (a manufacturer of data processing
                                      equipment) ("Digital") from July 1990 until joining the
                                      Company in June 1991, and Chief Financial Officer for
                                      the European operations of Digital from September 1987
                                      to June 1990.
David B. Anderson, 51..............   Mr. Anderson has been Secretary of the Company and of
  Vice President -- Corporate         Inland Steel Company since January 1, 1994. He also has
  Planning, General Counsel and       been Vice President -- Corporate Planning and General
  Secretary                           Counsel of the Company since April 23, 1986.
Jay E. Dittus, 61..................   Mr. Dittus has been Vice President -- Finance since
  Vice President -- Finance           January 24, 1994. Prior to such appointment, he was
                                      Treasurer of the Company from April 23, 1986, Treasurer
                                      of Inland Steel Company from May 1981, Treasurer of
                                      Joseph T. Ryerson & Son, Inc. from October 1990,
                                      Assistant Treasurer of Joseph T. Ryerson & Son, Inc.
                                      from April 1986 to October 1990, and Treasurer of J. M.
                                      Tull Metals Company, Inc. from September 1988. He also
                                      has been Vice President of Inland Steel Company since
                                      November 1988.
Judd R. Cool, 58...................   Mr. Cool has been Vice President -- Human Resources of
  Vice-President -- Human Resources   the Company since September 21, 1987 and Vice President
                                      -- Human Resources of Inland Steel Flat Products Company
                                      division since January 11, 1993.
H. William Howard, 59..............   Mr. Howard has been Vice President -- Information
  Vice President -- Information       Technology of the Company since September 1, 1990 and
  Technology                          Vice President -- Automation and Information Technology
                                      of Inland Steel Flat Products Company division since
                                      January 11, 1993. Prior to joining the Company, he was
                                      the Vice President of Information Technology of the
                                      Bechtel Group, Inc. (involved in engineering and
                                      construction) from May 1987 to September 1990.
Vicki L. Avril, 39.................   Ms. Avril has been Treasurer of the Company and of
  Treasurer and Director of Pension   Inland Steel Company since January 24, 1994, and
  Investments and Administration      Treasurer of Joseph T. Ryerson & Son, Inc. and J. M.
                                      Tull Metals Company, Inc. since February 10, 1994. In
                                      addition, she has been Director of Pension Investments
                                      and Administration since June 1991. She was Assistant
                                      Treasurer of the Company from May 1993 until January
                                      1994, Manager -- Planning -- Distribution Business from
                                      February 1990 until June 1991, and Manager -- Pension
                                      Investments from March 1988 until February 1990.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
- -----------------------------------   --------------------------------------------------------
Olivia M. Thompson, 44.............   Ms. Thompson has been Controller of the Company since
  Controller and Principal            August 17, 1992 and Controller of Inland Steel Company
  Accounting Officer                  since February 1, 1993. Prior to joining the Company,
                                      she was employed by Allied-Signal, Inc. (involved in
                                      aerospace, automotive and engineered materials) as
                                      Director of Business Planning and Development for the
                                      Automotive Sector from September 1991 to July 1992,
                                      Assistant Corporate Controller -- Operations Analysis
                                      and Accounting from June 1990 to August 1991, and Group
                                      Controller -- Bendix Safety Restraints Group from
                                      January 1987 to June 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is listed and traded on the New York Stock Exchange. As of March 15, 1994, the number of holders of record of common stock of the Company was 15,388.

     The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by this Item 6 with respect to each of the last five years of the Company and its predecessor is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item 7 is set forth in the Financial Review section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and, excluding the tables entitled "Inland Steel Company -- Steel Shipments by Market" and "Inland Materials Distribution Group
- -- Shipments by Market" and the bar charts entitled "Inland Steel Industries -- Debt to Total Capitalization," "Inland Steel Industries -- Capital Expenditures versus Depreciation," "Inland Steel Industries -- Total Employment Costs" and "Inland Steel Industries -- Average Employment Cost Per Employee" contained therein, is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company called for by this
Item 8, together with the report thereon of the independent accountants dated February 23, 1994, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and are hereby incorporated by reference herein. The financial statement schedules listed under
Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 23, 1994, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Separate consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Report.

     Consolidated quarterly sales, earnings and per share common stock information for 1992 and 1993 are set under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this Item 10 with respect to directors of the Company will be set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1994, and is hereby incorporated by reference herein. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1994, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The information called for by this Item 12 with respect to security ownership of more than five percent of the Company's common stock, Series E ESOP Convertible Preferred Stock and Series F Exchangeable Preferred Stock will be set forth under the caption "Additional Information Relating to Voting Securities" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 25, 1994, and is hereby incorporated by reference herein.

     The following beneficial owners of Series A $2.40 Cumulative Convertible Preferred Stock are the only persons known to the Company to be the beneficial owners (as defined by the Securities and Exchange Commission), as of March 15, 1994, of more than five percent of that class of the Company's voting securities:

                                                                           NUMBER      PERCENT
                             NAME AND ADDRESS                             OF SHARES    OF CLASS
    -------------------------------------------------------------------   ---------    --------
    Joseph H. Campbell.................................................      7,500        7.78
    2003 Country Club Drive
    Midland, TX 79701
    Harry Kifferstein..................................................     10,025       10.40
    c/o Warren Kifferstein
    6735 Telegraph Road, Suite 330
    Bloomfield Hills, MI 48301
    Janice F. McCollough...............................................      7,200        7.47
    5778 Lake Breeze Court
    Sarasota, FL 34233
    Donald F. Reinhardt................................................      5,181        5.38
    24638 Elmhurst Drive
    Elkhart, IN 46517

     (b) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1994, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by this Item 13 will be set forth under the caption "Additional Information Relating to Voting Securities -- Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1994, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

        1. CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           Report of Independent Accountants dated February 23, 1994.

           Statement of Accounting and Financial Policies.

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1993.

           Consolidated Statement of Cash Flows for the three years ended December 31, 1993.

           Consolidated Balance Sheet at December 31, 1993 and 1992.

           Schedules to Consolidated Financial Statements at December 31, 1993 and 1992, relating to:

               Investments and Advances.

               Property, Plant and Equipment.

               Long-Term Debt.

           Notes to Consolidated Financial Statements.

        2. FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

           Report of Independent Accountants on Financial Statement Schedules dated February 23, 1994. (Included on page 27 of this Report)

           Consent of Independent Accountants. (Included on page 27 of this Report)

           For the years ended December 31, 1993, 1992 and 1991:

               Schedule III -- Condensed Financial Information (Parent Company
               Only). (Included on pages 28 to 30, inclusive, of this Report)

               Schedule V -- Property, Plant and Equipment. (Included on page 31 of this Report)

               Schedule VI -- Reserve for Depreciation, Amortization and Depletion of Property, Plant and Equipment. (Included on page 32 of this Report)

               Schedule VIII -- Reserves. (Included on page 33 of this Report)

               Schedule IX -- Short-Term Borrowings. (Included on page 34 of this Report)

               Schedule X -- Supplementary Profit and Loss Information. (Included on page 35 of this Report)

        3. CONSOLIDATED FINANCIAL STATEMENTS OF INLAND MATERIALS DISTRIBUTION GROUP, INC.

           The consolidated financial statements listed below are set forth in Appendix A on pages A-1 to A-13 inclusive, of this Report.

           Report of Independent Accountants dated February 23, 1994. (Page A-2)

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1993. (Page A-3)

           Consolidated Statement of Cash Flows for the three years ended December 31, 1993. (Page A-4)

           Consolidated Balance Sheet at December 31, 1993 and 1992. (Page A-5)

           Statement of Accounting and Financial Policies. (Page A-6)

           Notes to Consolidated Financial Statements. (Pages A-7 to A-13, inclusive)

        4. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1993.

     (C) EXHIBITS.

    3.(i)           Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit 4-A to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1991, and incorporated by reference herein.)


      3.(ii)        Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3-B to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1992, and incorporated by reference herein.)

      4.A           Copy of Certificate of Designations, Preferences and Rights of Series A
                    $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as
                    part of Exhibit B to the definitive Proxy Statement of Inland Steel
                    Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986, and incorporated by reference herein.)

      4.B           Copy of Certificate of Designation, Preferences and Rights of Series D
                    Junior Participating Preferred Stock of the Company. (Filed as Exhibit
                    4-D to the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1987, and incorporated by reference herein.)

      4.C           Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National
                    Bank of Chicago, as Rights Agent (Harris Trust and Savings Bank, as
                    successor Rights Agent). (Filed as Exhibit 1 to the Company's Current
                    Report on Form 8-K filed on May 24, 1989, and incorporated by reference herein.)

      4.D           Copy of Certificate of Designations, Preferences and Rights of Series E
                    ESOP Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F to
                    the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1989, and incorporated by reference herein.)

      4.E           Copy of Certificate of Designations, Preferences and Rights of Series F
                    Exchangeable Preferred Stock of the Company. (Filed as Exhibit 4(b) to
                    the Company's Current Report on Form 8-K filed on December 18, 1989, and incorporated by reference herein.)

      4.F           Copy of Certificate of Designations of Series G $4.625 Cumulative
                    Convertible Exchangeable Preferred Stock of the Company. (Filed as
                    Exhibit 2.8 to the Company's Registration Statement on Form 8-A filed on
                    March 25, 1991, and incorporated by reference herein.)

      4.G           Copy of Indenture dated as of December 15, 1992, between the Company and
                    Harris Trust and Savings Bank, as Trustee, respecting the Company's
                    $150,000,000 12-3/4% Notes due December 15, 2002. (Filed as Exhibit 4-G
                    to the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1992, and incorporated by reference herein.)

      4.H           Copy of First Mortgage Indenture, dated April 1, 1928, between Inland
                    Steel Company (the "Steel Company") and First Trust and Savings Bank and
                    Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b),
                    B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration
                    Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
                    filed with Steel Company's Registration Statement on Form E-1 (No.
                    2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel
                    Company's Current Report on Form 8-K, dated February 8, 1937; (v)
                    Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on
                    Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel
                    Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit
                    B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's
                    Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit
                    1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel
                    Company's Current Report on Form 8-K for the month of March, 1952; (xi)
                    Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current
                    Report on Form 8-K for the month of July, 1957;

                    (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel
                    Company's Current Report on Form 8-K for the month of December, 1967;
                    (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel
                    Company's Current Report on Form 8-K for the month of July, 1970; (xvii)
                    the Exhibit filed with the amendment on Form 8 to Steel Company's Current
                    Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of
                    September, 1975; (xix) Exhibit B, filed with Steel Company's Current
                    Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of
                    February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit
                    B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
                    Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii)
                    Exhibit 4 filed with Steel Company's Current Report on form 8-K dated
                    June 23, 1993.

      4.I           Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
                    1928, between Inland Steel Company and First Trust and Savings Bank and
                    Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth
                    Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration
                    Statement No. 2-9443, and incorporated by reference herein.)

                    [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

    10.A*           Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as amended.

    10.B*           Copy of Inland Steel Industries, Inc. Special Achievement Award Plan.
                    (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1987, and incorporated by reference herein.)

    10.C*           Copy of Inland 1975 Executive Stock Option Plan, as amended. (Filed as
                    Exhibit 10-A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)

    10.D*           Copy of Inland 1984 Incentive Stock Plan, as amended.

    10.E*           Copy of Inland 1988 Incentive Stock Plan, as amended.

    10.F*           Copy of Inland 1992 Incentive Stock Plan, as amended.

    10.G*           Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.
                    (Filed as Exhibit 10-H to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1989, and incorporated by reference herein.)

    10.H*           Copy of Inland 1992 Stock Plan for Non-Employee Directors. (Filed as
                    Exhibit B to the Company's definitive Proxy Statement dated March 16,
                    1992 that was furnished to stockholders in connection with the annual meeting held April 22, 1992, and incorporated by reference herein.)

    10.I*           Copy of Inland Steel Industries Supplemental Retirement Benefit Plan for
                    Covered Employees, as amended.

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.


    10.J*           Copy of Inland Steel Industries Special Retirement Benefit Plan for
                    Covered Employees, as amended.

    10.K*           Copy of the Inland Steel Industries Deferred Compensation Plan for
                    Certain Employees. (Filed as Exhibit 10-K to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)

    10.L*           Copy of Inland Steel Industries Deferred Compensation Plan for Directors,
                    as amended. (Filed as Exhibit 10-L to the Company's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

    10.M*           Copy of Inland Steel Industries Director Retirement Plan.

    10.N*           Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit
                    10-F to Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, and incorporated by reference herein.)

    10.O.(1)*       Copy of form of Severance Agreement dated June 28, 1989 between the
                    Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as
                    Exhibit 10-O-(1) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)

    10.O.(2)*       Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.O.(1)
                    hereof.

    10.O.(3)*       Copy of Severance Agreement dated June 28, 1989 between the Company and
                    Judd R. Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)

    10.O.(4)*       Copy of Severance Agreement dated September 4, 1990 between the Company and H. William Howard. (Filed as Exhibit 10-M-(5) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

    10.O.(5)*       Copy of Severance Agreement dated June 26, 1991 between the Company and
                    Earl L. Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report
                    on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference herein.)

    10.O.(6)*       Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

    10.O.(7)*       Copy of Severance Agreement dated August 17, 1992 between the Company and
                    Olivia M. Thompson. (Filed as Exhibit 10-O-(7) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

    10.O.(8)*       Copy of Severance Agreement dated March 23, 1994 between the Company and
                    Vicki L. Avril.

    10.P.(1)*       Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)

    10.P.(2)*       Copy of letter agreement dated November 23, 1987 between the Company and
                    Judd R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

    10.P.(3)*       Copy of letter agreement dated December 10, 1993 between the Company and
                    Judd R. Cool restating certain provisions of the September 2, 1987 and
                    November 23, 1987 letters in Exhibits 10.P.(1) and (2).

    10.Q*           Copy of letter to H. William Howard dated July 17, 1990 relating to terms and conditions of employment. (Filed as Exhibit 10-P to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

    10.R*           Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference
                    herein.)

    10.S*           Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

    10.T*           Copy of Letter of Credit with respect to the Supplemental and Special
                    Retirement Benefit Plan obligations of the Company to W. Gordon Kay.

    10.U*           Copy of letter to Olivia M. Thompson dated June 24, 1992 relating to terms and conditions of employment. (Filed as Exhibit 10-T to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1992, and incorporated by reference herein.)

    10.V            Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
                    Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
                    Exhibit 4-G to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1989, and incorporated by reference herein.)

    10.W.(1)        Copy of Letter Agreement dated December 18, 1989 among the Company,
                    Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS
                    Finance III, Inc. of 185,000 shares of Series F Exchangeable Preferred
                    Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current
                    Report on Form 8-K filed on December 18, 1989, and incorporated by reference herein.)

    10.W.(2)        Copy of Steel Technology Agreement dated as of July 14, 1989 between
                    Inland Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2) to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1989, and incorporated by reference herein.)

    10.W.(3)        Copy of Basic Agreement dated as of July 21, 1987 between the Company and
                    Nippon Steel Corporation relating to the I/N Tek joint venture. (Filed as
                    Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)

    10.W.(4)        Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek,
                    Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek,
                    Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
                    relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1989, and incorporated by reference herein.)

    10.W.(5)        Copy of Basic Agreement dated as of September 12, 1989 between the
                    Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

     10.W.(6)       Copy of Partnership Agreement dated as of September 12, 1989 between ISC
                    Kote, Inc. (an indirectly wholly owned subsidiary of the Company) and NS
                    Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
                    Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit
                    10-S-(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)

     10.W.(7)       Copy of Substrate Supply Agreement dated as of September 12, 1989 between
                    Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)

     10.W.(8)       First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.W.(9)       Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and
                    Nippon Steel Corporation relating to partner loans. (Filed as Exhibit
                    10-R-(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.W.(10)      First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.W.(11)      Letter Agreement dated as of April 19, 1990 between the Company and
                    Nippon Steel Corporation relating to capital contributions to I/N Tek.
                    (Filed as Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.W.(12)      Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit
                    10-R-(12) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.W.(13)      CCM Override Amendment dated as of April 20, 1990 among the Company;
                    Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek;
                    NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit
                    10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.X           Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
                    Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
                    Exhibit 10-T to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1990, and incorporated by reference herein.)

     10.Y           Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7,
                    1989, between the Company and Harris Trust and Savings Bank, as ESOP
                    Trustee. (Filed as Exhibit 10-P to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1989, and incorporated by reference herein.)

     10.Z           Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as
                    Exhibit 10-U to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)


    10.AA           Letter Agreement dated May 10, 1991 by and between Nippon Steel
                    Corporation and Inland Steel Industries, Inc. relating to Letter
                    Agreement dated December 18, 1989. (Filed as Exhibit 10-V to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    1991, and incorporated by reference herein.)

    11              Statement of Earnings per Share of Common Stock.

    13              Information incorporated by reference from Annual Report to Stockholders for the fiscal year ended December 31, 1993.

    21              List of certain subsidiaries of the Company.

    23              Consent of Independent Accountants, appearing on page 27 of this Annual
                    Report on Form 10-K.

    24              Powers of attorney.

    99              Letter to stockholders of common stock of the Company dated December 22,
                    1987 explaining Stockholder Rights Plan adopted by Board of Directors on
                    November 25, 1987. (Filed as Exhibit 3 to the Company's Current Report on
                    Form 8-K filed on December 18, 1987, and incorporated by reference herein.)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Inland Steel Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 23, 1994 appearing on page 26 of the 1993 Annual Report to Stockholders of Inland Steel Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                            PRICE WATERHOUSE

Chicago, Illinois
February 23, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902); Registration Statement on Form S-8 (No. 33-32504); and Post-Effective Amendment No. 2 to Form S-8 Registration Statement (No. 33-6627) of Inland Steel Industries, Inc. of our report dated February 23, 1994, appearing on page 26 of the 1993 Annual Report to Stockholders of Inland Steel Industries, Inc. which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

                                            PRICE WATERHOUSE

Chicago, Illinois
March 30, 1994

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule III--Condensed Financial Information
                             (Parent Company Only)

                            STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    1993       1992        1991
                                                                   ------     -------     -------
Income:
  Intercompany interest income..................................   $ 18.5     $  15.9     $  31.6
  Equity in losses of subsidiaries..............................    (34.4)     (868.9)     (395.7)
  Interest income and other revenue.............................      1.2         2.0         1.6
                                                                   ------     -------     -------
                                                                    (14.7)     (851.0)     (362.5)
Expenses:
  Interest and other expenses...................................     22.6        10.1         4.2
  Intercompany interest expense.................................      2.4         1.6          .9
  Restructuring provision.......................................     --         --           10.0
                                                                   ------     -------     -------
                                                                     25.0        11.7        15.1
Loss before income taxes........................................    (39.7)     (862.7)     (377.6)
Provision for income taxes......................................      2.1Cr.      6.5Cr.    102.5Cr.
                                                                   ------     -------     -------
Loss before cumulative effect of changes in accounting
  principles....................................................    (37.6)     (856.2)     (275.1)
Cumulative effect of changes in accounting principles:
  Adoption of FASB Statement No. 109 (Accounting for Income
     Taxes).....................................................     --          47.2       --
  Adoption of FASB Statement No. 106 (Employers' Accounting for
     Postretirement Benefits other than Pensions)...............     --          (6.6)      --
                                                                   ------     -------     -------
Net loss........................................................   $(37.6)    $(815.6)    $(275.1)
                                                                   ------     -------     -------
                                                                   ------     -------     -------

- ---------------
Cr. = Credit

           See Notes to Consolidated Financial Statements in Item 8.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule III--Condensed Financial Information
                             (Parent Company Only)

                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   1993        1992        1991
                                                                  -------     -------     -------
OPERATING ACTIVITIES
Net loss.......................................................   $ (37.6)    $(815.6)    $(275.1)
Adjustments to reconcile net loss to net cash provided from
  (used for) operating activities:
     Equity in undistributed earnings of subsidiaries..........      34.4       868.9       395.7
     Depreciation..............................................        .6          .7          .6
     Deferred income tax.......................................      11.5       (45.2)      (93.7)
     Deferred employee benefit cost............................        .1          .7         1.5
     Stock issued for coverage of employee benefit plan
       expense.................................................      19.1        13.4        14.0
     Restructuring provision...................................     --          --            7.9
     Change in: Intercompany accounts..........................     183.6       (73.0)      228.2
                Notes receivable...............................        .2          .4         (.6)
                Accounts payable...............................      (1.9)         .5         (.9)
                Accrued liabilities............................        .3         7.2        (2.8)
     Other deferred items......................................      (3.0)        (.9)        (.5)
                                                                  -------     -------     -------
       Net adjustments.........................................     244.9       772.7       549.4
                                                                  -------     -------     -------
       Net cash provided from (used for) operating
          activities...........................................     207.3       (42.9)      274.3
                                                                  -------     -------     -------
INVESTING ACTIVITIES
Net investments in subsidiaries................................    (312.1)      (76.0)     (350.0)
Dividends received from subsidiaries...........................      25.8        24.4         8.6
                                                                  -------     -------     -------
       Net cash used for investing activities..................    (286.3)      (51.6)     (341.4)
                                                                  -------     -------     -------
FINANCING ACTIVITIES
Sale of common stock...........................................     178.7        97.9       --
Sale of preferred stock........................................     --          --           72.8
Long-term debt issued..........................................     --          145.4       --
Long-term debt retired.........................................      (7.1)       (6.6)       (2.0)
Dividends paid.................................................     (35.7)      (35.8)      (37.6)
Acquisition of treasury stock..................................      (9.5)       (3.5)       (2.3)
                                                                  -------     -------     -------
       Net cash provided from financing activities.............     126.4       197.4        30.9
                                                                  -------     -------     -------
Net increase (decrease) in cash and cash equivalents...........      47.4       102.9       (36.2)
Cash and cash equivalents--beginning of year...................     157.4        54.5        90.7
                                                                  -------     -------     -------
Cash and cash equivalents--end of year.........................   $ 204.8     $ 157.4     $  54.5
                                                                  -------     -------     -------
                                                                  -------     -------     -------

           See Notes to Consolidated Financial Statements in Item 8.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule III--Condensed Financial Information
                             (Parent Company Only)

                                 BALANCE SHEET
                         AT DECEMBER 31, 1993 AND 1992
                  (DOLLARS IN MILLIONS--EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                             1993        1992
                                                                           --------     -------
ASSETS
Current Assets:
     Cash and cash equivalents..........................................   $  204.8     $ 157.4
     Receivables from subsidiary companies..............................       99.3       282.9
     Deferred income taxes..............................................         .3       --
     Notes receivable...................................................      --             .2
                                                                           --------     -------
       Total current assets.............................................      304.4       440.5
Investment in subsidiary companies......................................      614.2       365.3
Investment in Nippon Steel Corporation, net of valuation allowances of
  $5.1 and $5.8, respectively...........................................        9.5         8.8
Property, net of accumulated depreciation of $6.1 and $5.5,
  respectively..........................................................        2.8         3.3
Deferred income taxes...................................................       16.3        21.5
Deferred charges and other assets.......................................        7.8         8.2
                                                                           --------     -------
       Total assets.....................................................   $  955.0     $ 847.6
                                                                           --------     -------
                                                                           --------     -------
LIABILITIES
Current Liabilities:
     Accounts payable...................................................   $    9.0     $  10.9
     Accrued liabilities................................................       17.8        17.3
     Deferred federal income taxes......................................      --             .2
     Long-term debt due within one year.................................        7.7         7.1
                                                                           --------     -------
       Total current liabilities........................................       34.5        35.5
Long-term debt..........................................................      273.6       281.2
Deferred employee benefits..............................................       16.3        16.2
Deferred income.........................................................        7.2         8.4
                                                                           --------     -------
       Total liabilities................................................      331.6       341.3
                                                                           --------     -------
TEMPORARY EQUITY
Redeemable preferred stock, Series F, $1.00 par value, 185,000 shares
  issued and outstanding, redeemable at $1,000 per share................      185.0       185.0
Common stock repurchase commitment......................................       40.8        49.9
                                                                           --------     -------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series including Series F, aggregate liquidation value $230.6 in 1993
  and $231.6 in 1992....................................................        4.7         4.7
Common stock, $1.00 par value; authorized--100,000,000 shares;
  issued--47,854,208 shares for 1993 and 42,104,208 shares for 1992.....       47.9        42.1
Capital in excess of par value..........................................    1,106.4       945.0
Accumulated deficit.....................................................     (371.9)     (302.3)
Unearned compensation--ESOP.............................................     (112.2)     (122.2)
Common stock repurchase commitment......................................      (40.8)      (49.9)
Treasury stock at cost--common stock of 6,767,139 shares in 1993 and
  6,857,020 shares in 1992..............................................     (236.5)     (246.0)
                                                                           --------     -------
       Total stockholders' equity.......................................      397.6       271.4
                                                                           --------     -------
       Total liabilities, temporary equity, and stockholders' equity....   $  955.0     $ 847.6
                                                                           --------     -------
                                                                           --------     -------

Maturities of Long-Term Debt due within five years are: $7.7 million in 1994,
$8.3 million in 1995, $9.0 million in 1996, $9.7 million in 1997, and $10.5 million in 1998.
           See Notes to Consolidated Financial Statements in Item 8.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                      OTHER
                                            BALANCE                                  CHANGES         BALANCE
                                              AT                                    ----------          AT
                                           BEGINNING    ADDITIONS    RETIREMENTS     INCREASE          END
             CLASSIFICATION                 OF YEAR      AT COST      OR SALES      (DECREASE)       OF YEAR
- ----------------------------------------   ---------    ---------    -----------    ----------       --------
                                                                                 YEAR ENDED DECEMBER 31, 1993
                                           ------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral
     properties.........................   $   155.9     $   1.2       $    .8        $   .2(A)      $  156.5
  Buildings, machinery and equipment....     3,786.0       104.0         140.6           1.2(A)       3,749.0
                                                                                        (1.6)(B)
  Transportation equipment..............       136.7          .4           2.0         --               135.1
  Property under capital
     leases--primarily machinery and
     equipment..........................        44.2       --           --              (1.1)(A)         43.1
                                           ---------    ---------    -----------    ----------       --------
       Total............................   $ 4,122.8     $ 105.6       $ 143.4        $ (1.3)        $4,083.7
                                           ---------    ---------    -----------    ----------       --------
                                           ---------    ---------    -----------    ----------       --------
                                                                                 YEAR ENDED DECEMBER 31, 1992
                                           ------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral
     properties.........................   $   154.6     $   1.4       $    .1        $--            $  155.9
  Buildings, machinery and equipment....     3,797.7        62.5          66.8          (4.8)(A)      3,786.0
                                                                                        (2.6)(B)
  Transportation equipment..............       144.2          .5           8.0         --               136.7
  Property under capital
     leases--primarily machinery and
     equipment..........................        44.2       --           --             --                44.2
                                           ---------    ---------    -----------    ----------       --------
       Total............................   $ 4,140.7     $  64.4       $  74.9        $ (7.4)        $4,122.8
                                           ---------    ---------    -----------    ----------       --------
                                           ---------    ---------    -----------    ----------       --------
                                                                                 YEAR ENDED DECEMBER 31, 1991
                                           ------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral
     properties.........................   $   149.1     $   6.0       $    .5        $--            $  154.6
  Buildings, machinery and equipment....     3,754.8       131.7          87.5          (1.3)(B)      3,797.7
  Transportation equipment..............       149.1         2.4           7.3         --               144.2
  Property under capital
     leases--primarily machinery and
     equipment..........................        43.4          .1        --                .7(A)          44.2
                                           ---------    ---------    -----------    ----------       --------
       Total............................   $ 4,096.4     $ 140.2       $  95.3        $  (.6)        $4,140.7
                                           ---------    ---------    -----------    ----------       --------
                                           ---------    ---------    -----------    ----------       --------

- ---------------
NOTES:
(A) Transfer between property, plant and equipment and other assets and other miscellaneous adjustments.

(B) Reflects the change in book value of rolls, annealing covers and convector plates.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

      SCHEDULE VI--RESERVE FOR DEPRECIATION, AMORTIZATION AND DEPLETION OF
                         PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                     OTHER
                                                                                    CHANGES
                                         BALANCE AT                                ----------       BALANCE AT
                                          BEGINNING    ADDITIONS   RETIREMENTS      INCREASE          END OF
            CLASSIFICATION                 OF YEAR      AT COST     OR SALES       (DECREASE)          YEAR
- ---------------------------------------  -----------   ---------   -----------     ----------       ----------
                                                              YEAR ENDED DECEMBER 31, 1993
                                         ---------------------------------------------------------------------
DEPRECIATION, AMORTIZATION, DEPLETION:
  Land improvements and mineral
     properties........................   $    68.7     $   2.7      $    .3         $--             $   71.1
  Buildings, machinery and equipment...     2,242.3       122.5        128.9            (.7)(A)       2,235.2
  Transportation equipment.............       122.3         5.0          1.5          --                125.8
  Property under capital
     leases--primarily machinery and
     equipment.........................        34.5         1.6       --                (.6)(A)          35.5
                                         -----------   ---------   -----------     ----------       ----------
                                            2,467.8       131.8        130.7           (1.3)          2,467.6
  Allowance for terminated facilities
     costs.............................       106.2         7.7          6.8            1.3(A)          108.4
                                         -----------   ---------   -----------     ----------       ----------
       Total...........................   $ 2,574.0     $ 139.5      $ 137.5         $--             $2,576.0
                                         -----------   ---------   -----------     ----------       ----------
                                         -----------   ---------   -----------     ----------       ----------

                                                              YEAR ENDED DECEMBER 31, 1992
                                         ---------------------------------------------------------------------
DEPRECIATION, AMORTIZATION, DEPLETION:
  Land improvements and mineral
     properties........................   $    66.0     $   2.7      $--             $--             $   68.7
  Buildings, machinery and equipment...     2,186.1       118.8         62.7             .1(A)        2,242.3
  Transportation equipment.............       123.8         6.0          7.3            (.2)(A)         122.3
  Property under capital
     leases--primarily machinery and
     equipment.........................        32.5         2.1       --                (.1)(A)          34.5
                                         -----------   ---------   -----------     ----------       ----------
                                            2,408.4       129.6         70.0            (.2)          2,467.8
  Allowance for terminated facilities
     costs.............................        97.3        11.6          2.7          --                106.2
                                         -----------   ---------   -----------     ----------       ----------
       Total...........................   $ 2,505.7     $ 141.2      $  72.7         $  (.2)         $2,574.0
                                         -----------   ---------   -----------     ----------       ----------
                                         -----------   ---------   -----------     ----------       ----------

                                                              YEAR ENDED DECEMBER 31, 1991
                                         ---------------------------------------------------------------------
DEPRECIATION, AMORTIZATION, DEPLETION:
  Land improvements and mineral
     properties........................   $    63.5     $   2.5      $--             $--             $   66.0
  Buildings, machinery and equipment...     2,159.0       105.2         75.5           (2.6)(A)       2,186.1
  Transportation equipment.............       122.5         6.4          5.3             .2(A)          123.8
  Property under capital
     leases--primarily machinery and
     equipment.........................        28.1         4.0       --                 .4(A)           32.5
                                         -----------   ---------   -----------     ----------       ----------
                                            2,373.1       118.1         80.8           (2.0)          2,408.4
  Allowance for terminated facilities
     costs.............................        15.0        85.0          2.7          --                 97.3
                                         -----------   ---------   -----------     ----------       ----------
       Total...........................   $ 2,388.1     $ 203.1      $  83.5         $ (2.0)         $2,505.7
                                         -----------   ---------   -----------     ----------       ----------
                                         -----------   ---------   -----------     ----------       ----------

- ---------------
NOTE:
(A) Reclassification among indicated reserve accounts and other miscellaneous adjustments.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                            SCHEDULE VIII--RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              PROVISIONS FOR ALLOWANCES
                             CLAIMS AND DOUBTFUL ACCOUNTS
                ------------------------------------------------------
   YEARS        BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
   ENDED        BEGINNING       CHARGED         FROM          END OF
DECEMBER 31      OF YEAR       TO INCOME      RESERVES         YEAR
- -----------     ----------     ---------     ----------     ----------
    1993          $ 23.2         $14.4         $ (3.7)(A)     $ 28.2
                                                 (5.7)(B)
    1992          $ 30.2         $ 6.9         $ (7.6)(A)     $ 23.2
                                                 (6.3)(B)
    1991          $ 29.9         $13.7         $ (5.2)(A)     $ 30.2
                                                 (8.2)(B)

- ---------------
NOTES:
(A) Bad debts written off during year.
(B) Allowances granted during year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                FOR YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                              MAXIMUM         AVERAGE         WEIGHTED
                                              AMOUNT          AMOUNT           AVERAGE
   YEARS        CATEGORY OF     BALANCE     OUTSTANDING     OUTSTANDING     INTEREST RATE
   ENDED        SHORT-TERM      AT END      DURING THE      DURING THE       DURING THE
DECEMBER 31     BORROWINGS      OF YEAR        YEAR           YEAR(A)          YEAR(B)
- -----------     -----------     -------     -----------     -----------     -------------
    1993                         --            --              --              --
    1992            Bank         --           $  40.0          $13.4             4.9%
    1991            Bank         --           $ 140.0          $85.0             6.6%

- ---------------
NOTES:
(A) The average outstanding amount was computed by aggregating the daily balances of short-term debt outstanding and dividing the aggregate by the number of days in the year.
(B) The weighted average interest rate during the year was computed by dividing interest expense on short-term debt by the average short-term debt outstanding during the year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             SCHEDULE X--SUPPLEMENTARY PROFIT AND LOSS INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                1993         1992         1991
                                                               ------       ------       ------
Maintenance and repairs..................................      $178.4       $182.4       $179.7
                                                               ------       ------       ------
                                                               ------       ------       ------
Taxes, other than payroll and income taxes:
  Real estate and personal property......................      $ 48.8       $ 50.3       $ 46.2
  Excise, sales and use, and other.......................        11.5         11.3         12.4
                                                               ------       ------       ------
                                                               $ 60.3       $ 61.6       $ 58.6
                                                               ------       ------       ------
                                                               ------       ------       ------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND STEEL INDUSTRIES, INC.

                                            By:     /s/ ROBERT J. DARNALL
                                                        Robert J. Darnall
                                                    Chairman, President and
                                                    Chief Executive Officer

Date: March 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                        DATE
            -----------                         -----------                 -----------
/s/ ROBERT J.  DARNALL                   Chairman, President and          March 30, 1994
    Robert J. Darnall                     Chief Executive Officer
                                          and Director

/s/ EARL L.  MASON                        Vice President and              March 30, 1994
    Earl L. Mason                          Chief Financial Officer
                                           (Principal Financial
                                           Officer)

/s/ OLIVIA M. THOMPSON                    Controller and Principal        March 30, 1994
    Olivia M. Thompson                     Accounting Officer

    A. Robert Abboud                      Director

    James W. Cozad                        Director

    James A. Henderson                    Director

    Emerson Kampen                        Director

    Robert B. McKersie                    Director                    By: /s/  EARL L. MASON
                                                                               Earl L. Mason
                                                                               Attorney in-fact
                                                                               March 30, 1994
    Donald S. Perkins                     Director

    Joshua I. Smith                       Director

    Nancy H. Teeters                      Director

    Raymond C. Tower                      Director

    Arnold R. Weber                       Director

                                                                      APPENDIX A

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                         ITEM                                            PAGE
- --------------------------------------------------------------------------------------   -----
Report of Independent Accountants.....................................................     A-2
Consolidated Statements of Operations and Reinvested Earnings for the three years
  ended December 31, 1993.............................................................     A-3
Consolidated Statement of Cash Flows for the three years ended December 31, 1993......     A-4
Consolidated Balance Sheet at December 31, 1993 and 1992..............................     A-5
Statement of Accounting and Financial Policies........................................     A-6
Notes to Consolidated Financial Statements............................................     A-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF
INLAND MATERIALS DISTRIBUTION GROUP, INC.

     In our opinion, the consolidated financial statements listed in the index appearing on page A-1 present fairly, in all material respects, the financial position of Inland Materials Distribution Group, Inc. (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 4 and 5 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.

                                          PRICE WATERHOUSE

Chicago, Illinois
February 23, 1994

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      YEARS ENDED DECEMBER 31
                                                                  --------------------------------
                                                                    1993        1992        1991
                                                                  --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
  NET SALES....................................................   $1,893.3    $1,716.6    $1,655.9
                                                                  --------    --------    --------
  OPERATING COSTS AND EXPENSES:
     Cost of goods sold (excluding depreciation)...............    1,663.8     1,516.1     1,465.9
     Selling, general and administrative expenses..............      144.4       145.5       145.4
     Depreciation and amortization.............................       20.6        20.1        19.7
     State, local and miscellaneous taxes......................        8.1         7.8         8.7
                                                                  --------    --------    --------
       Total...................................................    1,836.9     1,689.5     1,639.7
                                                                  --------    --------    --------
  OPERATING PROFIT.............................................       56.4        27.1        16.2
  OTHER EXPENSE:
     General corporate expense.................................        7.4         8.4        10.6
     Interest expense, net of interest income..................       10.9        12.8        17.1
                                                                  --------    --------    --------
  INCOME (LOSS) BEFORE INCOME TAXES............................       38.1         5.9       (11.5)
  PROVISION FOR INCOME TAXES (NOTE 5)..........................       11.4         2.6         2.3Cr.
                                                                  --------    --------    --------
  Income (loss) before cumulative effect of changes in
     accounting principles.....................................       26.7         3.3        (9.2)
  Cumulative effect of changes in accounting principles (Notes
     4 and 5)..................................................         --       (84.1)         --
                                                                  --------    --------    --------
  NET INCOME (LOSS)............................................   $   26.7    $  (80.8)   $   (9.2)
                                                                  --------    --------    --------
                                                                  --------    --------    --------
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Balance at beginning of year.................................   $    5.4    $   86.2    $   95.4
  Net income (loss) for the year...............................       26.7       (80.8)       (9.2)
                                                                  --------    --------    --------
  Reinvested earnings at end of year...........................   $   32.1    $    5.4    $   86.2
                                                                  --------    --------    --------
                                                                  --------    --------    --------

        The accompanying notes are an integral part of these statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                         INCREASE (DECREASE) IN
                                                                                  CASH
                                                                        YEARS ENDED DECEMBER 31
                                                                       --------------------------
                                                                        1993      1992      1991
                                                                       ------    ------    ------
OPERATING ACTIVITIES
  Net income (loss).................................................   $ 26.7    $(80.8)   $ (9.2)
                                                                       ------    ------    ------
  Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
     Depreciation and amortization..................................     20.6      20.1      19.7
     Net loss (gain) on sales of assets.............................      (.1)       .5        .1
     Deferred employee benefit cost, including cumulative effect of
     change in accounting principle.................................      3.9     121.5       (.4)
     Deferred income taxes, including cumulative effect of change in
     accounting principle...........................................     (8.3)    (31.9)       --
     Change in:
       Receivables..................................................    (22.8)      2.7      24.2
       Inventories..................................................    (18.2)      (.1)     29.8
       Accounts payable.............................................    (31.5)     10.0     (15.3)
       Payable to related companies.................................      1.7       2.4      (5.7)
       Accrued liabilities..........................................      2.7       1.7      (2.8)
                                                                       ------    ------    ------
       Net adjustments..............................................    (52.0)    126.9      49.6
                                                                       ------    ------    ------
       Net cash provided from (used for) operating activities.......    (25.3)     46.1      40.4
                                                                       ------    ------    ------
INVESTING ACTIVITIES
  Capital expenditures..............................................    (19.3)     (9.3)     (9.8)
  Proceeds from the sales of assets.................................       .9        .5        .3
                                                                       ------    ------    ------
       Net cash used for investing activities.......................    (18.4)     (8.8)     (9.5)
                                                                       ------    ------    ------
FINANCING ACTIVITIES
  Long-term debt issued.............................................      7.5        --        --
  Long-term debt retired............................................     (5.3)     (6.2)     (6.3)
  Capital contribution from Inland Steel Industries.................    150.0        --        --
  Decrease in notes payable to related companies....................    (79.0)    (31.1)    (24.6)
                                                                       ------    ------    ------
       Net cash provided from (used for) financing activities.......     73.2     (37.3)    (30.9)
                                                                       ------    ------    ------
  Net increase in cash and cash equivalents.........................     29.5        --        --
  Cash and equivalents -- beginning of year.........................       --        --        --
                                                                       ------    ------    ------
  Cash and equivalents -- end of year...............................   $ 29.5    $   --    $   --
                                                                       ------    ------    ------
                                                                       ------    ------    ------
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the year for:
     Interest, net of amount capitalized............................   $ 11.3    $ 13.5    $ 15.2
     Income taxes, net..............................................     22.6      (4.6)     (2.2)

        The accompanying notes are an integral part of these statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                AT DECEMBER 31
                                                                               ----------------
                                                                                1993      1992
                                                                               ------    ------
ASSETS
Current assets:
  Cash and cash equivalents.................................................   $ 29.5    $   --
  Receivables less provision for allowances, claims and doubtful accounts of
     $5.5 and $5.4, respectively............................................    196.0     173.2
  Inventories (Note 1)......................................................    278.9     260.7
  Deferred income taxes (Note 5)............................................     11.8       9.3
                                                                               ------    ------
       Total current assets.................................................    516.2     443.2
                                                                               ------    ------
Property, plant and equipment, at cost:
  Buildings, machinery and equipment........................................    427.4     412.1
  Land and land improvements................................................     27.8      26.9
                                                                               ------    ------
                                                                                455.2     439.0
  Less accumulated depreciation.............................................    198.0     181.2
                                                                               ------    ------
                                                                                257.2     257.8
                                                                               ------    ------
Excess of cost over net assets acquired.....................................     26.4      27.7
Deferred income taxes (Note 5)..............................................     28.5      22.7
                                                                               ------    ------
       Total assets.........................................................   $828.3    $751.4
                                                                               ------    ------
                                                                               ------    ------
LIABILITIES
Current liabilities:
  Accounts payable, including outstanding checks in excess of funds on
     deposit................................................................   $ 77.2    $108.7
  Payables to related companies:
     Notes..................................................................     29.6     108.5
     Other..................................................................      9.0       7.3
  Accrued Liabilities:
     Salaries and wages.....................................................     17.1      15.2
     Taxes other than Federal income tax....................................      7.5       7.2
     Other..................................................................      4.0       3.4
  Long-term debt due within one year........................................      5.0       5.2
                                                                               ------    ------
       Total current liabilities............................................    149.4     255.5
  Long-term debt (Note 3)...................................................     28.2      25.7
  Deferred employee benefits and other liabilities (Note 4).................    124.0     120.2
                                                                               ------    ------
       Total liabilities....................................................    301.6     401.4
                                                                               ------    ------
STOCKHOLDER'S EQUITY
  Common stock, par value $1.00; 3,000 shares authorized; one share
     issued.................................................................       --        --
  Additional paid-in capital (Note 6).......................................    494.6     344.6
  Earnings reinvested in the business.......................................     32.1       5.4
                                                                               ------    ------
       Total stockholder's equity...........................................    526.7     350.0
                                                                               ------    ------
       Total liabilities and stockholder's equity...........................   $828.3    $751.4
                                                                               ------    ------
                                                                               ------    ------

        The accompanying notes are an integral part of these statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

                 STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The following briefly describes the Company's principal accounting and financial policies.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Joseph T. Ryerson & Son, Inc., and J. M. Tull Metals Company, Inc., which are wholly owned subsidiaries of the Company. The accounts of J. M. Tull Metals Company, Inc. are consolidated with its wholly owned subsidiary, AFCO Metals, Inc.

     Inventory valuation

     Inventories are valued at cost which is not in excess of market. Cost is determined principally by the last-in, first-out (LIFO) method.

     Property, plant and equipment

     Property, plant and equipment is depreciated, for financial reporting purposes, on the straight-line method over the estimated useful lives of the assets. Expenditures for normal repair and maintenance are charged against income in the period incurred.

     Excess of cost over net assets acquired

     The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on the straight-line method over a 25-year period. Accumulated amortization of goodwill totaled $7.5 million at December 31, 1993 and $6.1 million at December 31, 1992.

     Benefits for retired employees

     Pension benefits are provided by the Company to substantially all employees under a trusteed noncontributory plan of Inland Steel Industries, Inc. ("Industries"). Life insurance and certain medical benefits are provided for substantially all retired employees.

     The estimated costs of pension, medical, and life insurance benefits are determined annually by consulting actuaries. With the adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992, the cost of health care benefits for retirees, previously recognized as incurred, is now being accrued during their term of employment (see Note 4). Pensions are funded in accordance with ERISA requirements in a trust established under the plan. Costs for retired employee medical benefits and life insurance are funded when claims are submitted.

     Cash and cash equivalents

     Cash management activities are performed by the Company's parent, Inland Steel Industries, Inc., to which cash is periodically transferred. Cash equivalents are highly liquid, short-term investments with maturities of three months or less. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

     Income taxes

     Effective January 1, 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (see Note 5).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 1/INVENTORIES:

     The Company's inventories consist principally of finished steel, nonferrous and industrial plastic products for sale at service center locations.

     The difference between LIFO values and approximate replacement costs for the LIFO inventories was $106.0 million at December 31, 1993 and $103.3 million at December 31, 1992.

NOTE 2/BORROWING ARRANGEMENTS:

     At December 31, 1993 and 1992, the Company's subsidiaries had available two unused credit facilities totaling $125 million. Each facility requires compliance with various financial covenants including minimum net worth and leverage ratio tests. The covenants also limit the amount of cash that the Company can transfer to Industries in the form of dividends and other advances.

     A $100 million unsecured credit agreement between Joseph T. Ryerson and Son, Inc. and a group of banks provides a revolving credit facility to March 31, 1995.

     J. M. Tull Metals Company, Inc. has a $25 million unsecured revolving credit agreement with other banks, which extends to December 15, 1994.

NOTE 3/LONG-TERM DEBT:

     The Company's long-term debt is as follows:

                                                                          DECEMBER 31
                                                                        ----------------
                                                                        1993       1992
                                                                        -----      -----
                                                                           DOLLARS IN
                                                                            MILLIONS
        JOSEPH T. RYERSON & SON, INC.
          Obligation for Industrial Revenue Bond with floating rate, set weekly based on 13-week Treasury bills, due November
             1, 2007.................................................   $ 7.0      $ 7.0
          Other long-term debt 10-1/4% due through November 30,
             1997....................................................     1.9        2.0
        J. M. TULL METALS COMPANY, INC.
          Senior Notes, 9.43% due through July 29, 1997..............    14.3       17.8
          Term note--LIBOR plus 62.5 basis points per annum; due
             August 17, 1998.........................................     7.4         --
          Industrial Revenue Bonds with interest rates ranging from
             4.8% to 6.5% through January 1, 1997....................     2.1        2.8
          Other......................................................      .5        1.3
                                                                        -----      -----
                                                                         33.2       30.9
          Less maturities due within one year........................     5.0        5.2
                                                                        -----      -----
             Long-term debt..........................................   $28.2      $25.7
                                                                        -----      -----
                                                                        -----      -----

     Maturities of long-term debt are: $5.0 million in 1994, $4.7 million in 1995, $4.7 million in 1996, $5.6 million in 1997, $6.2 million in 1998 and $7.0 million thereafter.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in LIBOR on the term note. At December 31, 1993 the Company had outstanding an interest rate swap

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

agreement with the bank having a notional principal amount equal to the outstanding principal of the related term note. This agreement effectively changes the Company's interest rate exposure on its term note to a fixed rate of 5.925%. The interest rate swap matures August 17, 1998. The Company is exposed to potential credit loss in the event of nonperformance by the bank; however, the Company does not anticipate such nonperformance.

     Under the provisions of certain loan agreements, the Company is required to maintain specified amounts of working capital and net worth, as outlined in the agreements, and is restricted as to dividends that may be paid to Industries.

     The estimated fair value of the Company's long-term debt (including current portions thereof) using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $.7 million greater than the carrying value of $33.2 million included in the balance sheet at year-end 1993.

NOTE 4/RETIREMENT BENEFITS:

     Pensions

     The Inland Steel Industries Pension Plan and Pension Trust (the "Plan"), covers certain employees, retirees and their beneficiaries of Industries and its subsidiaries, including the Company. The Plan is a noncontributory defined benefit plan that provides benefits based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay level or on job class) for all other wage employees, including employees under collective bargaining agreements. Because the fair value of pension plan assets pertains to all participants in the Plan, no separate determination is made solely with respect to the Company. At year-end 1993 and 1992, the actuarial present value of benefits for service rendered to date and the fair value of plan assets available for benefits for the Industries consolidated group were as follows:

                                                                          DECEMBER 31
                                                                        ----------------
                                                                         1993      1992
                                                                        ------    ------
                                                                           DOLLARS IN
                                                                            MILLIONS
        Fair value of plan assets....................................   $1,794    $1,686
                                                                        ------    ------
        Actuarial present value of benefits for service rendered to date:
          Accumulated Benefit Obligation based on compensation to
             date....................................................    1,960     1,534
          Additional benefits based on estimated future compensation
             levels..................................................      117        82
                                                                        ------    ------
          Projected Benefit Obligation...............................    2,077     1,616
                                                                        ------    ------
        Plan assets in excess (shortfall) of Projected Benefit
          Obligation.................................................   $ (283)   $   70
                                                                        ------    ------
                                                                        ------    ------

     In 1993, Industries recorded an additional minimum pension liability of $122.1 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed.

     A weighted average discount (settlement) rate of 7.25% in 1993 and 8.6% in 1992 was used in the determination of the actuarial present value of benefits.

     The Company recorded a net pension charge of $.1 million in 1993 and credits of $.4 million in 1992 and $.6 million in 1991.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The cost of other industry welfare and retirement funds, for bargaining unit employees, was $2.9 million in 1993, $2.5 million in 1992, and $2.7 million in 1991.

     Benefits Other Than Pensions

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company did not prefund any of these postretirement benefits in 1993.

     The Company has adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992. FASB Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. The Company must be fully accrued for these postretirement benefits by the date each employee attains full eligibility for such benefits. In conjunction with the adoption of FASB Statement No. 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees (the "transition obligation").

     Prior to the adoption of FASB Statement No. 106, the cost of medical benefits for retired employees was expensed as incurred. For 1993, the accrued expense for benefits other than pensions recorded in accordance with FASB Statement No. 106 exceeded the expense that would have been recorded under the prior accounting methods by $4.9 million or $3.2 million after tax. For 1992, the incremental expense was $10.9 million or $7.1 million after tax.

     The amount of net periodic postretirement benefit cost for 1993 and 1992 is composed of the following:

                                                                        1993       1992
                                                                        ----       -----
                                                                           DOLLARS IN
                                                                            MILLIONS
        Service cost.................................................   $3.2       $ 3.2
        Interest cost................................................    8.0        11.1
        Net amortization and deferral................................   (1.9)         --
                                                                        ----       -----
               Total net periodic postretirement benefit cost........   $9.3       $14.3
                                                                        ----       -----
                                                                        ----       -----

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                          DECEMBER 31
                                                                        ----------------
                                                                         1993      1992
                                                                        ------    ------
                                                                           DOLLARS IN
                                                                            MILLIONS
        Accumulated postretirement benefit obligation attributable to:
          Retirees...................................................   $ 51.0    $ 54.1
          Fully eligible plan participants...........................     19.5      22.8
          Other active plan participants.............................     25.8      31.5
                                                                        ------    ------
          Accumulated postretirement benefit obligation..............     96.3     108.4
        Unrecognized net gain........................................     18.4        --
        Unrecognized prior service credit............................     22.2      24.0
                                                                        ------    ------
        Accrued postretirement benefit obligation....................   $136.9    $132.4
                                                                        ------    ------
                                                                        ------    ------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligations will be amortized over the remaining service period of active plan participants.

     The assumptions used to determine the data on the preceding tables are as follows:

                                                                          DECEMBER 31
                                                                        ---------------
                                                                         1993     1992
                                                                        ------   ------
        Discount Rate................................................    7.25%     9.0%
        Rate of compensation increase................................     5.0%     5.0%
        Medical cost trend rate......................................    7%-5%    9%-5%
        Year ultimate rate reached...................................     1996     1997

     A one percentage point increase in the assumed health care cost trend rates for each future year increases annual periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of December 31, 1993 by $1.5 million and $12.0 million, respectively.

     Postemployment Benefits

     In November 1992, the FASB issued Statement No. 112, "Employer's Accounting for Postemployment Benefits." Adoption of the new Standard, which is required by the first quarter of 1994, is not anticipated to have a material impact on results of operations or the financial position of the Company.

NOTE 5/TAXES ON INCOME:

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. As a result of adopting Statement No. 109, the Company recorded a $11.8 million charge reflecting the cumulative effect of the change on prior years. The Company is now required to record deferred tax assets and liabilities on its balance sheet as compared with the Company's past practice under APB Opinion No. 11 and Industries' former tax-sharing agreement under which no such recording was required. To comply with the provisions of FASB Statement No. 109, a new tax-sharing agreement was adopted under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Companies with taxable losses record current income tax credits not to exceed current income tax charges recorded by profitable companies. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group.

     The elements of the provision for income taxes for three years indicated below are as follows:

                                                                 1993       1992      1991
                                                                 -----      ----      ----
                                                                    DOLLARS IN MILLIONS
        Current income taxes:
          Federal.............................................   $17.3      $5.5      $1.6Cr.
          State and local.....................................     2.6        .9        .7Cr.
                                                                 -----      ----      ----
                                                                  19.9       6.4       2.3Cr.
        Deferred income taxes.................................     8.5Cr.    3.8Cr.     --
                                                                 -----      ----      ----
          Total provision for income taxes....................   $11.4      $2.6      $2.3Cr.
                                                                 -----      ----      ----
                                                                 -----      ----      ----

     In accordance with FASB No. 109, the Company adjusted its deferred tax assets and liabilities for the effect of the change in the corporate federal income tax rate from 34 to 35 percent, effective January 1, 1993.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
A credit to income of $.6 million, which includes the effect of the rate change on deferred tax asset and liability balances as of January 1, 1993 as well as the effect on 1993 tax benefits recorded by the Company prior to the enactment date of August 10, 1993, was recorded in the third quarter of 1993.

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                          DECEMBER 31
                                                                       -----------------
                                                                        1993       1992
                                                                       ------     ------
                                                                          DOLLARS IN
                                                                           MILLIONS
        Deferred tax assets (excluding postretirement benefits other than pensions):
             Net operating loss carryforwards.......................    $17.8      $15.3
             Other deductible temporary differences.................     23.6       20.6
                                                                       ------     ------
                                                                         41.4       35.9
                                                                       ------     ------
        Deferred tax liabilities:
             Fixed asset basis difference...........................     40.2       39.8
             Other taxable temporary differences....................     11.2       11.1
                                                                       ------     ------
                                                                         51.4       50.9
                                                                       ------     ------
        Net deferred tax liability (excluding postretirement
          benefits other
          than pensions)............................................    (10.0)     (15.0)
        FASB Statement No. 106 impact...............................     50.3       47.0
                                                                       ------     ------
        Net deferred tax asset......................................    $40.3      $32.0
                                                                       ------     ------
                                                                       ------     ------

     At December 31, 1993, the Company had approximately $50.7 million of net operating loss carryforwards available for regular Federal income tax purposes, expiring as follows: $16.3 million in the year 2005, $20.9 million in the year 2006, $7.8 million in the year 2007, and $5.7 million in the year 2008.

     The Company believes that it is more likely than not that the $50.7 million of NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below.

     The NOL carryforwards and existing deductible temporary differences (excluding those relating to FASB Statement No. 106) are offset by existing taxable temporary differences reversing within the carryforward period. Furthermore, any such recorded tax benefits which would not be so offset are expected to be realized by continuing to achieve future profitable operations.

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992, as a cumulative effect charge in 1992 (Note 4). This adoption resulted in a $47.0 million deferred tax asset at December 31, 1992, and future annual charges under FASB Statement No. 106 are expected to continue to exceed deductible amounts for many years. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the Federal tax rate as follows:

                                                                        YEARS ENDED
                                                                        DECEMBER 31
                                                                      ----------------
                                                                      1993        1992
                                                                      -----       ----
                                                                         DOLLARS IN
                                                                          MILLIONS
        Federal income tax provision computed at statutory tax rate
          of 35% in 1993 and 34% in 1992...........................   $13.4       $2.0
        Additional taxes or credits from:
          State and local income taxes, net of Federal income tax
             effect................................................     1.7         .6
          Change in Federal statutory rate.........................      .6Cr.      --
          All other, net...........................................     3.1Cr.      --
                                                                      -----       ----
               Total income tax provision..........................   $11.4       $2.6
                                                                      -----       ----
                                                                      -----       ----

- ---------------
Cr. = Credit

     Due to the existence of the former tax-sharing agreement, such reconciliation does not provide meaningful information for 1991 and has therefore been omitted.

     A state tax sharing agreement, similar to the Federal agreement, also exists with Industries for those states in which the consolidated group is charged state taxes on a unitary or combined basis.

NOTE 6/RELATED PARTY TRANSACTIONS:

     The Company sells products to and purchases products from related companies primarily at prevailing market prices. These transactions were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                 --------------------------
                                                                  1993      1992      1991
                                                                 ------    ------    ------
                                                                    DOLLARS IN MILLIONS
        Net product sales.....................................   $ 10.7    $  9.4    $ 10.2
        Net product purchases.................................    187.1     132.5     147.1

     Administrative expenses covering management, financial and legal services provided to the Company were charged to the Company by Industries. Such charges totaled $7.4 million in 1993, $8.4 million in 1992 and $10.6 million in 1991. Additionally, interest, at prevailing prime market rates, is charged on all intercompany loans within the Industries consolidated group. Net intercompany interest expense amounted to $7.7 million in 1993, $8.9 million in 1992 and $8.2 million in 1991.

     In December 1993, Industries made a capital contribution of $150 million to the Company. The capital contribution has been recorded as "additional paid in capital" at December 31, 1993.

NOTE 7/COMMITMENTS AND CONTINGENCIES:

     The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $31.9 million, including approximately $9.2 million in 1994, $6.8 million in 1995, $4.5 million in 1996, $3.8 million in 1997, $3.8 million in 1998, and $3.8 million thereafter.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A Wholly Owned Subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Rental expense under operating leases totaled $16.8 million in 1993, $18.6 million in 1992, and $17.4 million in 1991.

     Ryerson is the guarantor of $131 million of the Inland Steel Industries Thrift Plan ESOP notes. The notes are payable in installments through July, 2004.

     There are various claims and pending actions against the Company. The amount of liability, if any, for these claims and actions at December 31, 1993 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial position or results of operations.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

 EXHIBIT                                                                              SEQUENTIAL
 NUMBER                                   DESCRIPTION                                  PAGE NO.
- ---------   -----------------------------------------------------------------------   ----------
 3.(i)      Copy of Certificate of Incorporation, as amended, of the Company.
            (Filed as Exhibit 4-A to the Company's Quarterly Report on Form 10-Q
            for the quarter ended March 31, 1991, and incorporated by reference
            herein.)                                                                      --
 3.(ii)     Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3-B to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1992, and incorporated by reference herein.)                     --
 4.A        Copy of Certificate of Designations, Preferences and Rights of Series A
            $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as
            part of Exhibit B to the definitive Proxy Statement of Inland Steel
            Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986, and
            incorporated by reference herein.)                                            --
 4.B        Copy of Certificate of Designation, Preferences and Rights of Series D
            Junior Participating Preferred Stock of the Company. (Filed as Exhibit
            4-D to the Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1987, and incorporated by reference herein.)               --
 4.C        Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National
            Bank of Chicago, as Rights Agent (Harris Trust and Savings Bank, as
            successor Rights Agent). (Filed as Exhibit 1 to the Company's Current
            Report on Form 8-K filed on May 24, 1989, and incorporated by reference
            herein.)                                                                      --
 4.D        Copy of Certificate of Designations, Preferences and Rights of Series E
            ESOP Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F
            to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1989, and incorporated by reference herein.)                         --
 4.E        Copy of Certificate of Designations, Preferences and Rights of Series F
            Exchangeable Preferred Stock of the Company. (Filed as Exhibit 4(b) to
            the Company's Current Report on Form 8-K filed on December 18, 1989, and incorporated by reference herein.)
 4.F        Copy of Certificate of Designations of Series G $4.625 Cumulative
            Convertible Exchangeable Preferred Stock of the Company. (Filed as
            Exhibit 2.8 to the Company's Registration Statement on Form 8-A filed
            on March 25, 1991, and incorporated by reference herein.)                     --
 4.G        Copy of Indenture dated as of December 15, 1992, between the Company and Harris Trust and Savings Bank, as Trustee, respecting the Company's
            $150,000,000 12 3/4% Notes due December 15, 2002. (Filed as Exhibit 4-G
            to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1992, and incorporated by reference herein.)                     --
 4.H        Copy of First Mortgage Indenture, dated April 1, 1928, between Inland
            Steel Company (The "Steel Company") and First Trust and Savings Bank
            and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits
            B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel Company's
            Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f)
            and D-1(g), filed with Steel Company's Registration Statement on Form
            E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's
            Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel

                                       (i)

 EXHIBIT                                                                              SEQUENTIAL
 NUMBER                                   DESCRIPTION                                  PAGE NO.
- ---------   -----------------------------------------------------------------------   ----------
            Company's Current Report on Form 8-K, dated February 8, 1937; (v)
            Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with
            Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii)
            Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel
            Company's Current Report on Form 8-K for the month of November, 1946;
            (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March,
            1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form
            8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel
            Company's Current Report on Form 8-K for the month of July, 1957;
            (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel
            Company's Current Report on Form 8-K for the month of December, 1967;
            (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel
            Company's Current Report on Form 8-K for the month of July, 1970;
            (xvii) the Exhibit filed with the amendment on Form 8 to Steel
            Company's Current Report on Form 8-K for the month of April, 1974;
            (xviii) Exhibit B, filed with Steel Company's Current Report on Form
            8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel
            Company's Current Report on Form 8-K for the month of January, 1977;
            (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi)
            Exhibit 4(i) filed with the Steel Company's Registration Statement on
            Form S-2 (No. 33-43393); and (xxvii) Exhibit 4 filed with Steel
            Company's Current Report on form 8-K dated June 23, 1993                      --
 4.I        Copy of consolidated reprint of First Mortgage Indenture, dated April
            1, 1928, between Inland Steel Company and First Trust and Savings Bank
            and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth
            Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration
            Statement No. 2-9443, and incorporated by reference herein.)                  --
            [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
10A*        Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as
            amended................................................................
10.B*       Copy of Inland Steel Industries, Inc. Special Achievement Award Plan.
            (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1987, and incorporated by reference
            herein.)                                                                      --

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

                                      (ii)

 EXHIBIT                                                                              SEQUENTIAL
 NUMBER                                   DESCRIPTION                                  PAGE NO.
- ---------   -----------------------------------------------------------------------   ----------
10.C*       Copy of Inland 1975 Executive Stock Option Plan, as amended. (Filed as
            Exhibit 10-A to the Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1987, and incorporated by reference herein.)          --
10.D*       Copy of Inland 1984 Incentive Stock Plan, as amended...................
10.E*       Copy of Inland 1988 Incentive Stock Plan, as amended...................
10.F*       Copy of Inland 1992 Incentive Stock Plan, as amended...................
10.G*       Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.
            (Filed as Exhibit 10-H to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1989, and incorporated by reference
            herein.)                                                                      --
10.H*       Copy of Inland 1992 Stock Plan for Non-Employee Directors. (Filed as
            Exhibit B to the Company's definitive Proxy Statement dated March 16,
            1992 that was furnished to stockholders in connection with the annual
            meeting held April 22, 1992, and incorporated by reference herein.)           --
10.I*       Copy of Inland Steel Industries Supplemental Retirement Benefit Plan
            for Covered Employees, as amended......................................
10.J*       Copy of Inland Steel Industries Special Retirement Benefit Plan for
            Covered Employees, as amended..........................................
10.K*       Copy of the Inland Steel Industries Deferred Compensation Plan for
            Certain Employees. (Filed as Exhibit 10-K to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1989, and
            incorporated by reference herein.)                                            --
10.L*       Copy of Inland Steel Industries Deferred Compensation Plan for
            Directors, as amended. (Filed as Exhibit 10-L to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1992, and
            incorporated by reference herein.)                                            --
10M*        Copy of Inland Steel Industries Director Retirement Plan...............
10.N*       Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit
            10-F to Inland Steel Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1983, and incorporated by reference
            herein.)                                                                      --
10.O.(1)*   Copy of form of Severance Agreement dated June 28, 1989 between the
            Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.
            (Filed as Exhibit 10-O-(1) to the Company's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1989, and incorporated by
            reference herein.)                                                            --
10.O.(2)*   Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.O.(1)
            hereof.................................................................
10.O.(3)*   Copy of Severance Agreement dated June 28, 1989 between the Company and
            Judd R. Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1989, and
            incorporated by reference herein.)                                            --
10.O.(4)*   Copy of Severance Agreement dated September 4, 1990 between the Company and H. William Howard. (Filed as Exhibit 10-M-(5) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
            and incorporated by reference herein.)                                        --

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

                                      (iii)

 EXHIBIT                                                                              SEQUENTIAL
 NUMBER                                   DESCRIPTION                                  PAGE NO.
- ---------   -----------------------------------------------------------------------   ----------
10.O.(5)*   Copy of Severance Agreement dated June 26, 1991 between the Company and
            Earl L. Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report
            on Form 10-Q for the quarter ended June 30, 1991, and incorporated by
            reference herein.)                                                            --
10.O.(6)*   Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
            and incorporated by reference herein.)                                        --
10.O.(7)*   Copy of Severance Agreement dated August 17, 1992 between the Company and Olivia M. Thompson. (Filed as Exhibit 10-O-(7) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
            and incorporated by reference herein.)                                        --
10.O.(8)*   Copy of Severance Agreement dated March 23, 1994 between the Company and Vicki L. Avril.....................................................
10.P.(1)*   Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1987, and incorporated by reference herein.)                              --
10.P.(2)*   Copy of letter agreement dated November 23, 1987 between the Company and Judd R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1987, and
            incorporated by reference herein.)                                            --
10.P.(3)*   Copy of letter agreement dated December 10, 1993 between the Company and Judd R. Cool restating certain provisions of the September 2, 1987 and November 23, 1987 letters in Exhibits 10.P.(1) and (2).............
10.Q*       Copy of letter to H. William Howard dated July 17, 1990 relating to terms and conditions of employment. (Filed as Exhibit 10-P to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1990, and incorporated by reference herein.)                              --
10.R*       Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and
            incorporated by reference herein.)                                            --
10S*        Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1992, and incorporated by reference herein.)                              --
10.T*       Copy of Letter of Credit with respect to the Supplemental and Special
            Retirement Benefit Plan obligations of the Company to W. Gordon Kay....
10.U*       Copy of letter to Olivia M. Thompson dated June 24, 1992 relating to terms and conditions of employment. (Filed as Exhibit 10-T to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1992, and incorporated by reference herein.)                              --

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

                                      (iv)

 EXHIBIT                                                                              SEQUENTIAL
 NUMBER                                   DESCRIPTION                                  PAGE NO.
- ---------   -----------------------------------------------------------------------   ----------
10.V        Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
            Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
            Exhibit 4-G to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1989, and incorporated by reference herein.)           --
10.W.(1)    Copy of Letter Agreement dated December 18, 1989 among the Company,
            Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS
            Finance III, Inc. of 185,000 shares of Series F Exchangeable Preferred
            Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current
            Report on Form 8-K filed on December 18, 1989, and incorporated by
            reference herein.)                                                            --
10.W.(2)    Copy of Steel Technology Agreement dated as of July 14, 1989 between
            Inland Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2)
            to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1989, and incorporated by reference herein.)                     --
10.W.(3)    Copy of Basic Agreement dated as of July 21, 1987 between the Company and Nippon Steel Corporation relating to the I/N Tek joint venture.
            (Filed as Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1989, and incorporated by
            reference herein.)                                                            --
10.W.(4)    Copy of Partnership Agreement dated as of July 21, 1987 between ISC
            Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS
            Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
            Corporation) relating to the I/N Tek joint venture. (Filed as Exhibit
            10-S-(4) to the Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1989, and incorporated by reference herein.)          --
10.W.(5)    Copy of Basic Agreement dated as of September 12, 1989 between the
            Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1989, and incorporated
            by reference herein.)                                                         --
10.W.(6)    Copy of Partnership Agreement dated as of September 12, 1989 between
            ISC Kote, Inc. (an indirectly wholly owned subsidiary of the Company)
            and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
            Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit
            10-S-(6) to the Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1989, and incorporated by reference herein.)          --
10.W.(7)    Copy of Substrate Supply Agreement dated as of September 12, 1989 between Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1989, and
            incorporated by reference herein.)                                            --
10.W.(8)    First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1990, and
            incorporated by reference herein.)                                            --
10.W.(9)    Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and Nippon Steel Corporation relating to partner loans. (Filed as
            Exhibit 10-R-(9) to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1990, and incorporated by reference
            herein.)                                                                      --
10.W.(10)   First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N
            Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1990, and
            incorporated by reference herein.)                                            --

                                       (v)

 EXHIBIT                                                                              SEQUENTIAL
 NUMBER                                   DESCRIPTION                                  PAGE NO.
- ---------   -----------------------------------------------------------------------   ----------
10.W.(11)   Letter Agreement dated as of April 19, 1990 between the Company and
            Nippon Steel Corporation relating to capital contributions to I/N Tek.
            (Filed as Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1990, and incorporated by reference
            herein.)                                                                      --
10.W.(12)   Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
            relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit 10-R-(12) to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1990, and incorporated by reference
            herein.)                                                                      --
10.W.(13)   CCM Override Amendment dated as of April 20, 1990 among the Company;
            Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek;
            NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit
            10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1990, and incorporated by reference herein.)          --
10.X        Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
            Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
            Exhibit 10-T to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1990, and incorporated by reference
            herein.)                                                                      --
10.Y        Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7,
            1989, between the Company and Harris Trust and Savings Bank, as ESOP
            Trustee. (Filed as Exhibit 10-P to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1989, and incorporated by
            reference herein.)                                                            --
10.Z        Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as Exhibit 10-U to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1990, and incorporated by reference
            herein.)                                                                      --
10.AA       Letter Agreement dated May 10, 1991 by and between Nippon Steel
            Corporation and Inland Steel Industries, Inc. relating to Letter
            Agreement dated December 18, 1989. (Filed as Exhibit 10-V to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            1991, and incorporated by reference herein.)                                  --
11          Statement of Earnings per Share of Common Stock........................
13          Information incorporated by reference from Annual Report to
            Stockholders for the fiscal year ended December 31, 1993...............
21          List of certain subsidiaries of the Company............................
23          Consent of Independent Accountants, appearing on page 27 of this Annual
            Report on Form 10-K.                                                          --
24          Powers of attorney.....................................................
99          Letter to stockholders of common stock of the Company dated December
            22, 1987 explaining Stockholder Rights Plan adopted by Board of
            Directors on November 25, 1987 (Filed as Exhibit 3 to the Company's
            Current Report on Form 8-K filed on December 18, 1987, and incorporated
            by reference herein.)                                                         --

                                      (vi)