Form 10-Q
period 1994-03-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1994-05-12
CIK 790528

                                                            FIRST QUARTER - 1994



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1994

                                       or

           [_] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                           -------------------------


                         Commission file number 1-9117

                I.R.S. Employer Identification Number 36-3425828


                         INLAND STEEL INDUSTRIES, INC.

                            (a Delaware Corporation)
                             30 West Monroe Street
                            Chicago, Illinois 60603
                           Telephone:  (312) 346-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,239,276 shares of the Company's Common Stock ($1.00 par value) were outstanding as of May 9, 1994.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                                     Dollars in Millions
                                                   (except per share data)
                                                  -------------------------
                                                     Three Months Ended
                                                          March 31
                                                  -------------------------
                                                    1994             1993
                                                  ---------        --------

NET SALES                                          $1,075.7         $941.5
                                                   --------         ------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                                   957.1          883.4
 Selling, general and administrative expenses          48.7           47.7
 Depreciation                                          33.7           31.8
                                                   --------         ------
    Total                                           1,039.5          962.9
                                                   --------         ------
OPERATING PROFIT (LOSS)                                36.2          (21.4)
                                                   --------         ------
General corporate expense, net of income items          3.3            6.7
Interest and other expense on debt                     18.3           19.4
                                                   --------         ------
INCOME (LOSS) BEFORE INCOME TAXES                      14.6          (47.5)
PROVISION FOR INCOME TAXES                              5.4           16.1Cr.
                                                   --------         ------

NET INCOME (LOSS)                                  $    9.2         $(31.4)
                                                   ========         ======

EARNINGS (LOSS) PER SHARE OF COMMON STOCK          $    .03         $(1.12)
                                                   ========         ======




                 See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                 Dollars in Millions
                                                                 -------------------
                                                                 Three Months Ended
                                                                      March 31
                                                                --------------------
                                                                  1994        1993
                                                                --------    --------
OPERATING ACTIVITIES
  Net income (loss)                                             $   9.2     $(31.4)
                                                                -------     ------
  Adjustments to reconcile net income (loss) to net cash
    provided from (used for) operating activities:
    Depreciation                                                   33.8       31.9
    Deferred employee benefit cost                                 11.0       12.2
    Deferred income taxes                                           3.7      (16.8)
    Change in: Receivables                                        (39.6)     (61.6)
               Inventories                                         (6.2)      28.0
               Accounts payable                                    (6.4)       9.2
               Accrued salaries and wages                          (4.2)      (5.4)
               Other accrued liabilities                           15.5       16.9
    Other deferred items                                           13.4        8.6
                                                                -------     ------
    Net adjustments                                                21.0       23.0
                                                                -------     ------
    Net cash provided from (used for) operating activities         30.2       (8.4)
                                                                -------     ------
INVESTING ACTIVITIES
  Capital expenditures                                            (94.7)      (9.1)
  Investments in and advances to joint ventures, net                4.7      (31.4)
  Proceeds from sales of assets                                      .3        1.4
                                                                -------     ------
    Net cash used for investing activities                        (89.7)     (39.1)
                                                                -------     ------
FINANCING ACTIVITIES
  Long-term debt retired                                          (80.0)      (9.8)
  Dividends paid                                                   (6.2)      (6.2)
  Acquisition of treasury stock                                    (1.2)      (1.7)
                                                                -------     ------
    Net cash used for financing activities                        (87.4)     (17.7)
                                                                -------     ------
Net decrease in cash and cash equivalents                        (146.9)     (65.2)
Cash and cash equivalents - beginning of year                     250.5      137.7
                                                                -------     ------
Cash and cash equivalents - end of period                       $ 103.6     $ 72.5
                                                                =======     ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                        $   7.5     $  9.8
    Income taxes, net                                                .4          -
  Non-cash investing and financing activities:
    Long-term debt acquired in purchase of assets                  63.3          -

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
================================================================================


                                                        Dollars in Millions
                                            ---------------------------------------------
                                               March 31, 1994          December 31, 1993
                                            -------------------        ------------------
ASSETS                                         (unaudited)
- - ------

 CURRENT ASSETS
  Cash and cash equivalents                             $  103.6                 $  250.5
  Receivables                                              466.9                    427.3
  Inventories - principally at LIFO
    In process and finished products        $  348.6                    $  331.9
    Raw materials and supplies                  34.5       383.1            45.0    376.9
                                            --------                    --------
  Deferred income taxes                                     44.2                     44.2
                                                         --------                 -------
     Total current assets                                  997.8                  1,098.9
 INVESTMENTS AND ADVANCES                                  210.2                    221.0
 PROPERTY, PLANT AND EQUIPMENT
  Valued on basis of cost                    4,240.0                     4,083.7
  Less: Reserve for depreciation,
          amortization and depletion         2,500.6                     2,467.6
        Allowance for terminated facilities    108.4     1,631.0           108.4  1,507.7
                                            --------                    --------
 DEFERRED INCOME TAXES                                     424.7                    428.4
 INTANGIBLE PENSION ASSET                                  122.1                    122.1
 OTHER ASSETS                                               57.7                     57.7
                                                        --------                 --------
     Total Assets                                       $3,443.5                 $3,435.8
                                                        ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
 CURRENT LIABILITIES
  Accounts payable                                      $  294.5                 $  300.9
  Accrued liabilities                                      214.1                    202.8
  Long-term debt due within one year                        80.6                     98.8
                                                        --------                 --------
     Total current liabilities                             589.2                    602.5
 LONG-TERM DEBT                                            778.6                    777.1
 DEFERRED EMPLOYEE BENEFITS                              1,382.1                  1,371.1
 OTHER CREDITS                                              60.7                     61.7
                                                        --------                 --------
     Total liabilities                                   2,810.6                  2,812.4
 REDEEMABLE PREFERRED STOCK                                185.0                    185.0
 COMMON STOCK REPURCHASE COMMITMENT                         40.0                     40.8
 STOCKHOLDERS' EQUITY (Schedule A)                         407.9                    397.6
                                                        --------                 --------
     Total Liabilities, Temporary Equity,
      and Stockholders' Equity                          $3,443.5                 $3,435.8
                                                        ========                 ========

                 See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1993.


NOTE 2/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $44 million on March 31, 1994 from $15 million on December 31, 1993.

ITEM 2.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Comparison of First Quarter 1994 to First Quarter 1993
- - ------------------------------------------------------------------------------


  The Company reported a consolidated net income of $9.2 million in the 1994 first quarter, compared with a consolidated net loss of $31.4 million in the year-earlier period. A $50.3 million improvement in operating results at the Company's Integrated Steel segment was the principal factor for the improvement. Other contributing factors were a $6.4 million increase in operating profit at the Steel Service Center segment and lower general corporate expense, net of income items.

  Consolidated net sales increased 14 percent in the 1994 quarter to $1,075.7 million from $941.5 million in the year-ago quarter as a result of higher volume and improved average selling price at both of the Company's business segments.

  The Integrated Steel segment's net sales improved 13.5 percent in the 1994 quarter to $591 million, due to a 9.8 percent increase in average selling price and a 3.7 percent increase in volume. First quarter 1994 operating profit of $13.6 million represented a significant improvement from the $36.7 million operating loss reported in the 1993 quarter. The principal reason for the improvement was the increase in average selling price per ton. Operating cost per ton was held relatively constant despite being negatively impacted by the severe weather in January and underperformance in plate operations.

  The Steel Service Center segment reported net sales of $538.6 million in the first quarter of 1994, compared with $466.9 million in the corresponding 1993 quarter. The increase was due to a 12.9 percent improvement in volume and a 2.5 percent rise in average selling price per ton. Operating profit in the 1994 first quarter increased to $21.4 million from $15.0 million in the comparable 1993 period, primarily due to increases both in volume and in average selling price per ton.


Liquidity and Financing
- - -----------------------

  The Company's cash and cash equivalents were $104 million at March 31, 1994, down from $251 million at year-end 1993. There was no short-term borrowing at either date.

  During the first quarter of 1994, the Company, through a subsidiary, redeemed all $75 million of outstanding Inland Steel Company Series O, P and Q First Mortgage Bonds and acquired the equity interest in the operating lease of the No. 2 Basic Oxygen Furnace Shop continuous casters for $83 million. In connection with such purchase, the Company recorded $63 million of debt. In March, Inland Steel Company called approximately $47.5 million of caster-related debt for prepayment on May 6, which debt was prepaid on such date. Cash flow during the first quarter from operating activities was a positive $30 million compared with an outflow of $8 million in the year-earlier quarter.

Subsequent Event
- - ----------------

  In April, the Company called for redemption on May 31, 1994 all outstanding shares of Series G $4.625 Cumulative Convertible Exchangeable Preferred Stock. The underwritten call will increase the number of shares of common stock outstanding by 2.7 million shares and will reduce preferred dividends by $7 million on an annual basis. In addition, in early May, Inland Steel Company called all remaining debt related to its continuous caster facility (approximately $48 million) for prepayment on November 7, 1994.

                          PART II.  OTHER INFORMATION
                          ---------------------------



  ITEM 5.  OTHER INFORMATION

      Consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      3(i) Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit 4-A to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, and incorporated by reference herein.)

      3(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3-B to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

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

      11    Statement of Earnings per Share of Common Stock.


      (b)   Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURE
                                   ---------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND STEEL INDUSTRIES, INC.



                                   By  /s/ Olivia M. Thompson
                                       -------------------------------
                                           Olivia M. Thompson
                                           Controller and
                                             Chief Accounting Officer



  Date:  May 12, 1994

                                                                                                                Part I -- Schedule A
                                                                                                                --------------------

                                       INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                                                  SUMMARY OF STOCKHOLDERS' EQUITY
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------


                                                                                 Dollars in Millions
                                                 -----------------------------------------------------------------------------------

                                                               March 31, 1994                            December 31, 1993
                                                 ------------------------------------------    -------------------------------------
                                                                 (unaudited)
STOCKHOLDERS' EQUITY
- - --------------------
 Series A preferred stock ($1 par value)
  -  96,354 shares and 96,589 shares issued and
     outstanding as of March 31, 1994 and
     December 31, 1993, respectively                                               $     .1                              $     .1

 Series E preferred stock ($1 par value)
  -  3,097,377 shares and 3,114,568 shares
     issued and outstanding as of March 31,
     1994 and December 31, 1993, respectively                                           3.1                                   3.1

 Series G preferred stock ($1 par value)
  -  1,500,000 shares issued and outstanding as of
     March 31, 1994 and December 31, 1993                                               1.5                                   1.5

 Common stock ($1 par value)
  -  47,854,208 shares issued as of March 31, 1994
     and December 31, 1993                                                             47.9                                  47.9

 Capital in excess of par value                                                     1,109.3                               1,113.7

 Accumulated deficit
  Balance beginning of year                          $(371.9)                                           $(302.3)

  Net income (loss)                                      9.2                                              (37.6)

  Dividends
   Series A preferred stock -
     $.60 per share in 1994 and
     $2.40 per share in 1993                             (.1)                                               (.2)
    Series E preferred stock -
      $3.523 per share in 1993                             -                                              (11.0)
   Income tax benefit - Series E dividend                  -                                                3.6
   Series F preferred stock -
     $23.70 per share in 1994 and
     $94.80 per share in 1993                           (4.4)                                             (17.5)
   Series G preferred stock -
     $1.15625 per share in 1994 and
     $4.625 per share in 1993                           (1.7)                        (368.9)               (6.9)           (371.9)
                                                     -------                                            -------

 Unearned compensation related to ESOP                                               (109.0)                               (112.2)
 Common stock repurchase commitment                                                   (40.0)                                (40.8)
 Investment valuation allowance                                                        (4.5)                                 (5.2)
 Unearned restricted stock award compensation                                          (1.9)                                 (2.1)
 Treasury stock, at cost
   -  6,625,414 shares and 6,767,139
      shares as of March 31, 1994 and
      December 31, 1993, respectively                                                 (229.7)                              (236.5)
                                                                                    --------                             --------

          Total Stockholders' Equity                                                $  407.9                             $  397.6
                                                                                    ========                             ========

                                                            Part I -- Schedule B
                                                            --------------------


             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                                          Dollars in Millions
                                                         ---------------------
                                                          Three Months Ended
                                                               March 31
                                                         ---------------------

                                                         1994             1993
                                                         ----             ----
NET SALES
- - ---------
 Integrated Steel Operations                            $590.9          $520.7
 Steel Service Center Operations                         538.6           466.9
 Eliminations and adjustments                            (53.8)          (46.1)
                                                        ------          ------

    Total Net Sales                                   $1,075.7          $941.5
                                                      ========          ======



OPERATING PROFIT (LOSS)
- - -----------------------
 Integrated Steel Operations                             $13.6          $(36.7)
 Steel Service Center Operations                          21.4            15.0
 Eliminations and adjustments                              1.2              .3
                                                         -----          ------

    Total Operating Profit (Loss)                        $36.2          $(21.4)
                                                         =====          ======

                                                                      Exhibit 11
                                                                      ----------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                Statement of Earnings Per Share of Common Stock
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                                                          Dollars and Shares
                                                                             in Millions
                                                                       (except per share data)
                                                                       ------------------------
                                                                          Three Months Ended
                                                                               March 31
                                                                       ------------------------
                                                                       1994                1993
                                                                       ----                ----
PRIMARY EARNINGS PER SHARE OF COMMON STOCK
 Shares of common stock
  Average shares outstanding                                           41.2                 35.2
  Dilutive effect of stock options                                       .4                    -
                                                                      -----               ------
                                                                       41.6                 35.2
                                                                      =====               ======

 Net income (loss)                                                    $ 9.2               $(31.4)
 Dividends on preferred stock, net of tax benefit on dividends
  applicable to leveraged Series E Preferred Stock held by the ESOP     8.0                  8.0
                                                                      -----               ------

    Net income (loss) applicable                                      $ 1.2               $(39.4)
                                                                      =====               ======

    Primary earnings (loss) per share of common stock                 $ .03               $(1.12)
                                                                      =====               ======


FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK
 Shares of common stock
  Average shares outstanding                                           41.2                 35.2
  Assumed conversion of Series E Preferred Stock                        3.0                    -
  Dilutive effect of stock options                                       .4                    -
                                                                      -----               ------
                                                                       44.6                 35.2
                                                                      =====               ======

 Net income (loss)                                                    $ 9.2               $(31.4)
 Dividends on antidilutive preferred stock, net of tax benefit on dividends applicable to leveraged Series E
  Preferred Stock held by the ESOP                                      6.3                  8.0
 Additional ESOP funding required on conversion of leveraged
  Series E Preferred Stock, net of tax benefit                          1.7                    -
                                                                      -----               ------

 Net income (loss) applicable                                         $ 1.2               $(39.4)
                                                                      =====               ======

 Fully diluted earnings (loss) per share of common stock              $ .03               $(1.12)
                                                                      =====               ======

NOTE: In the three months ended March 31, 1994, the assumed conversions of Series A, non-leveraged Series E, and Series G Preferred Stock were antidilutive. In the three months ended March 31, 1993, the assumed conversions of Series A, Series E, and Series G Preferred Stock were antidilutive.

                                                                      APPENDIX A

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                 Dollars in Millions
                                                 -------------------
                                                 Three Months Ended
                                                      March 31
                                                 -------------------
                                                   1994       1993
                                                 -------------------
NET SALES                                         $538.6     $466.9
                                                  ------     ------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                                473.9      409.8
 Selling, general and administrative expenses       38.3       36.9
 Depreciation                                        5.0        5.2
                                                  ------     ------

    Total                                          517.2      451.9
                                                  ------     ------

OPERATING PROFIT                                    21.4       15.0

General corporate expense                            1.8        1.8
Interest expense, net of interest income              .8        2.6
                                                  ------     ------

INCOME BEFORE INCOME TAXES                          18.8       10.6

PROVISION FOR INCOME TAXES                           6.0        2.9
                                                  ------     ------

NET INCOME                                        $ 12.8     $  7.7
                                                  ======     ======

                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                    Dollars in Millions
                                                    -------------------
                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                      1994      1993
                                                    --------  --------
OPERATING ACTIVITIES
  Net income                                         $ 12.8    $  7.7
                                                     ------    ------
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization                       5.0       5.2
    Deferred employee benefit cost                      (.8)      1.1
    Deferred income taxes                               (.2)     (2.4)
    Change in:    Receivables                         (48.6)    (37.6)
                  Inventories                         (14.3)     (6.0)
                  Accounts payable                     35.0      (3.1)
                  Payables to related companies         8.9      12.6
                  Accrued liabilities                  (4.6)     (4.0)
                                                     ------    ------

      Net adjustments                                 (19.6)    (34.2)
                                                     ------    ------

      Net cash used for operating activities           (6.8)    (26.5)
                                                     ------    ------

INVESTING ACTIVITIES
  Capital expenditures                                 (2.3)     (1.5)
  Proceeds from sales of assets                          .3        .4
                                                     ------    ------
      Net cash used for investing activities           (2.0)     (1.1)
                                                     ------    ------
FINANCING ACTIVITIES
  Long-term debt retired                                (.4)      (.8)
  Change in notes payable to related companies         (2.0)     28.7
                                                     ------    ------

      Net cash provided from (used for) financing
       activities                                      (2.4)     27.9
                                                     ------    ------

  Net increase (decrease) in cash and cash
   equivalents                                        (11.2)       .3
  Cash and cash equivalents - beginning of year        29.5         -
                                                     ------    ------
  Cash and cash equivalents - end of period          $ 18.3    $   .3
                                                     ======    ======
  SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
      Interest (net of amount capitalized)           $  1.1    $  1.3

                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET
================================================================================


                                                          Dollars in Millions
                                                 -----------------------------------
ASSETS                                            March 31, 1994   December 31, 1993
- - ------                                           ----------------  -----------------
                                                   (unaudited)
 CURRENT ASSETS
  Cash and cash equivalents                               $ 18.3              $ 29.5
  Receivables                                              244.7               196.0
  Inventories - principally at LIFO                        293.2               278.9
  Deferred income taxes                                     11.9                11.8
                                                          ------             -------

     Total current assets                                  568.1               516.2

 PROPERTY, PLANT AND EQUIPMENT
  Valued on basis of cost                        $456.5              $455.2
  Less accumulated depreciation                   202.0    254.5      198.0    257.2
                                                 ------              ------

 DEFERRED INCOME TAXES                                      28.6                28.5

 EXCESS OF COST OVER NET ASSETS ACQUIRED                    26.0                26.4
                                                          ------             -------

     Total Assets                                         $877.2              $828.3
                                                          ======             =======

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

 CURRENT LIABILITIES
  Accounts payable                                        $112.2              $ 77.2
  Payables to related companies
   Notes                                                    27.6                29.6
   Other                                                    17.9                 9.0
  Accrued liabilities                                       24.0                28.6
  Long-term debt due within one year                         5.0                 5.0
                                                          ------              ------
     Total current liabilities                             186.7               149.4
 LONG-TERM DEBT                                             27.8                28.2
 DEFERRED EMPLOYEE BENEFITS AND OTHER                      123.2               124.0
                                                          ------              ------
     Total liabilities                                     337.7               301.6
 STOCKHOLDER'S EQUITY                                      539.5               526.7
                                                          ------              ------
     Total Liabilities and Stockholder's Equity           $877.2              $828.3
                                                          ======              ======

                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in Appendix A of Inland Steel Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $1.8 million by Industries for each of the first quarters of 1994 and 1993, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1994 totaled $.1 million as compared to $1.8 million for the first quarter of 1993.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                     Dollars in Millions
                                    ---------------------
                                        Three Months
                                       Ended March 31
                                    ---------------------
                                     1994           1993
                                    ------         ------

  Net Product Sales                 $ 2.6          $ 2.7
  Net Product Purchases              52.8           44.5