Form 10-K/A
period 1993-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1994-06-29
CIK 790528

                                                                            1993

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1
                               TO ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

Commission file number 1-9117


                         INLAND STEEL INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                            36-3425828
       (State of Incorporation)       (I.R.S. Employer Identification No.)
        30 West Monroe Street,                       60603
          Chicago, Illinois                        (Zip Code)
(Address of principal executive offices)
      Registrant's telephone number, including area code: (312) 346-0300



================================================================================

                                AMENDMENT NO. 1



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1993 on Form 10-K:


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

(C) EXHIBITS.

  See Index to Exhibits included herewith.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INLAND STEEL INDUSTRIES, INC.
                                       (Registrant)


                                       By: /s/   Earl L. Mason
                                           -----------------------------------
                                           Earl L. Mason
                                           Vice President and Chief
                                           Financial Officer



Date: June 28, 1994

                               INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------

3.(i)      Copy of Certificate of Incorporation, as amended, of
           the Company. (Filed as Exhibit 4-A to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1991, and incorporated by reference herein.)         --


3.(ii)     Copy of By-laws, as amended, of the Company. (Filed as
           Exhibit 3-B to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1992, and
           incorporated by reference herein.)                             --

4.A        Copy of Certificate of Designations, Preferences and
           Rights of Series A $2.40 Cumulative Convertible
           Preferred Stock of the Company. (Filed as part of
           Exhibit B to the definitive Proxy Statement of Inland
           Steel Company dated March 21, 1986 that was furnished
           to stockholders in connection with the annual meeting
           held April 23, 1986, and incorporated by reference
           herein.)                                                       --

4.B        Copy of Certificate of Designation, Preferences and
           Rights of Series D Junior Participating Preferred Stock
           of the Company. (Filed as Exhibit 4-D to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1987, and incorporated by reference herein.)      --

4.C        Copy of Rights Agreement, dated as of November 25, 1987,
           as amended and restated as of May 24, 1989, between the
           Company and The First National Bank of Chicago, as Rights
           Agent (Harris Trust and Savings Bank, as successor Rights
           Agent). (Filed as Exhibit 1 to the Company's Current
           Report on Form 8-K filed on May 24, 1989, and incorporated
           by reference herein.)                                          --

4.D        Copy of Certificate of Designations, Preferences and
           Rights of Series E ESOP Convertible Preferred Stock of
           the Company. (Filed as Exhibit 4-F to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 1989, and incorporated by reference herein.)               --

4.E        Copy of Certificate of Designations, Preferences and
           Rights of Series F Exchangeable Preferred Stock of the
           Company. (Filed as Exhibit 4(b) to the Company's Current
           Report on Form 8-K filed on December 18, 1989, and
           incorporated by reference herein.)                              *

- ---------------

* Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------
4.F        Copy of Certificate of Designations of Series G $4.625
           Cumulative Convertible Exchangeable Preferred Stock of
           the Company. (Filed as Exhibit 2.8 to the Company's
           Registration Statement on Form 8-A filed on March 25,
           1991, and incorporated by reference herein.)                   --

4.G        Copy of Indenture dated as of December 15, 1992, between
           the Company and Harris Trust and Savings Bank, as Trustee,
           respecting the Company's $150,000,000 12 3/4% Notes due
           December 15, 2002. (Filed as Exhibit 4-G to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992, and incorporated by reference herein.)      --

4.H        Mortgage indenture, dated April 1, 1928, between Inland
           Steel Company (The "Steel Company") and First Trust and
           Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits
           B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with
           Steel Company's Registration Statement on Form A-2
           (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1
           (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel
           Company's Current Report on Form 8-K dated January 18,
           1937; (iv) Exhibit B-1(i), filed with Steel Company's
           Current Report on Form 8-K, dated February 8, 1937;
           (v) Exhibits B-1(j) and B-1(k), filed with Steel
           Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's
           Registration Statement on Form A-2 (No. 2-4357); (vii)
           Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit
           1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel
           Company's Current Report on Form 8-K for the month of July,
           1956; (xii) Exhibit A, filed with Steel Company's Current
           Report on Form 8-K for the month of July, 1957; (xiii)
           Exhibit B, filed with Steel Company's Current Report on
           Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
           April, 1969; (xvi) the Exhibit filed with Steel Company's
           Current Report on Form 8-K for the month of July, 1970;
           (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of
           April, 1974; (xviii) Exhibit B, filed with Steel Company's
           Current Report on Form 8-K for the month of September, 1975;
           (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------
           quarter ended June 30, 1978; (xxii) Exhibit B, filed with
           Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1983; (xxvi) Exhibit 4(i) filed with
           the Steel Company's Registration Statement on Form S-2 (No.
           33-43393); and (xxvii) Exhibit 4 filed with Steel Company's
           Current Report on form 8-K dated June 23, 1993                 --

4.I        Copy of consolidated reprint of First Mortgage Indenture,
           dated April 1, 1928, between Inland Steel Company and
           First Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, as amended and supplemented by all supplemental
           indentures thereto, to and including the Thirteenth
           Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1
           Registration Statement No. 2-9443, and incorporated by
           reference herein.)                                             --

           [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10A*       Copy of Inland Steel Industries, Inc. Annual Incentive
           Plan, as amended.                                              **

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

10.D*      Copy of Inland 1984 Incentive Stock Plan, as amended.          **

10.E*      Copy of Inland 1988 Incentive Stock Plan, as amended.          **

10.F*      Copy of Inland 1992 Incentive Stock Plan, as amended.          **

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

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

**Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.

EXHIBIT                                                               SEQUENTIAL
 NUMBER                                 DESCRIPTION                    PAGE NO.
- ---------                               -----------                    ---------

10.H*      Copy of Inland 1992 Stock Plan for Non-Employee Directors.
           (Filed as Exhibit B to the Company's definitive Proxy
           Statement dated March 16, 1992 that was furnished to
           stockholders in connection with the annual meeting held
           April 22, 1992, and incorporated by reference herein.)            --

10.I*      Copy of Inland Steel Industries Supplemental Retirement
           Benefit Plan for Covered Employees, as amended.                   **

10.J*      Copy of Inland Steel Industries Special Retirement
           Benefit Plan for Covered Employees, as amended.                   **

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

10.M*      Copy of Inland Steel Industries Director Retirement
           Plan.                                                             **

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

10.O.(2)*  Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated
           June 28, 1989 in Exhibit 10.O.(1) hereof.                         **

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

**Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.

EXHIBIT                                                               SEQUENTIAL
 NUMBER                                 DESCRIPTION                    PAGE NO.
- ---------                               -----------                   ----------

10.O.(4)*  Copy of Severance Agreement dated September 4, 1990 between the Company and H. William Howard. (Filed as
           Exhibit 10-M-(5) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1990, and
           incorporated by reference herein.)                                 --

10.O.(5)*  Copy of Severance Agreement dated June 26, 1991 between the Company and Earl L. Mason. (Filed as Exhibit 10-X to
           the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1991, and incorporated by reference
           herein.)                                                           --

10.O.(6)*  Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed
           as Exhibit 10-O-(6) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1992,
           and incorporated by reference herein.)                             --

10.O.(7)*  Copy of Severance Agreement dated August 17, 1992 between the Company and Olivia M. Thompson. (Filed as
           Exhibit 10-O-(7) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992, and
           incorporated by reference herein.)                                 --

10.O.(8)*  Copy of Severance Agreement dated March 23, 1994 between
           the Company and Vicki L. Avril.                                    **

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

10.P.(3)*  Copy of letter agreement dated December 10, 1993 between the Company and Judd R. Cool restating certain provisions
           of the September 2, 1987 and November 23, 1987 letters in
           Exhibits 10.P.(1) and (2).                                         **

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

**Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------

10.R*      Copy of letter to Earl L. Mason dated May 17, 1991
           relating to terms and conditions of employment. (Filed
           as Exhibit 10-W to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, and
           incorporated by reference herein.)                             --

10.S*      Copy of letter to Maurice S. Nelson, Jr. dated March 26,
           1993 relating to supplemental pension arrangement. (Filed
           as Exhibit 10-S to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992, and
           incorporated by reference herein.)                             --

10.T*      Copy of Letter of Credit with respect to the Supplemental
           and Special Retirement Benefit Plan obligations of the
           Company to W. Gordon Kay.                                      **

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

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

**Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------

10.W.(4)   Copy of Partnership Agreement dated as of July 21, 1987
           between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to the I/N
           Tek joint venture. (Filed as Exhibit 10-S-(4) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1989, and incorporated by reference
           herein.)                                                       --

10.W.(5)   Copy of Basic Agreement dated as of September 12, 1989
           between the Company and Nippon Steel Corporation relating
           to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5)
           to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference
           herein.)                                                       --

10.W.(6)   Copy of Partnership Agreement dated as of September 12, 1989 between ISC Kote, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to the I/N
           Kote joint venture. (Filed as Exhibit 10-S-(6) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1989, and incorporated by reference
           herein.)                                                       --

10.W.(7)   Copy of Substrate Supply Agreement dated as of September
           12, 1989 between Inland Steel Company and I/N Kote, an
           Indiana general partnership.  (Filed as Exhibit 10-S-(7)
           to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference
           herein.)                                                       --

10.W.(8)   First Amendment to Substrate Supply Agreement dated as of
           May 1, 1990 between Inland Steel Company and I/N Kote
           relating to the I/N Kote joint venture. (Filed as Exhibit
           10-R-(8) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1990, and incorporated
           by reference herein.)                                          --

10.W.(9)   Letter Agreement dated as of May 1, 1990 among I/N Kote,
           the Company and Nippon Steel Corporation relating to partner loans. (Filed as Exhibit 10-R-(9) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1990, and incorporated by reference herein.)                   --

10.W.(10)  First Amendment to I/N Kote Basic Agreement dated as of
           May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit
           10-R-(10) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1990, and incorporated by
           reference herein.)                                             --

10.W.(11)  Letter Agreement dated as of April 19, 1990 between the
           Company and Nippon Steel Corporation relating to capital
           contributions to I/N Tek.  (Filed as Exhibit 10-R-(11) to
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1990, and incorporated by reference
           herein.)                                                       --

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------

10.W.(12)  Letter Agreement dated April 20, 1990 between ISC Tek,
           Inc. (an indirectly wholly owned subsidiary of the Company)
           and NS Tek, Inc. (an indirectly wholly owned subsidiary of
           Nippon Steel Corporation) relating to amendment of the
           partnership agreement of I/N Tek. (Filed as Exhibit 10-R-(12)
           to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference
           herein.)                                                       --

10.W.(13)  CCM Override Amendment dated as of April 20, 1990 among the
           Company; Nippon Steel Corporation; Inland Steel Company;
           ISC Tek, Inc.; I/N Tek; NS Sales, Inc.; and NS Tek, Inc.
           relating to I/N Tek. (Filed as Exhibit 10-R-(13) to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1990, and incorporated by reference
           herein.)                                                       --

10.X       Copy of ESOP Stock Purchase Agreement, dated May 30,
           1990, between the Company and Harris Trust and Savings
           Bank, as ESOP Trustee. (Filed as Exhibit 10-T to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1990, and incorporated by reference
           herein.)                                                       --

10.Y       Copy of Inland Steel Industries Thrift Plan ESOP Trust,
           dated July 7, 1989, between the Company and Harris Trust
           and Savings Bank, as ESOP Trustee. (Filed as Exhibit 10-P
           to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1989, and incorporated by reference
           herein.)                                                       --

10.Z       Letter Agreement dated March 1, 1991 between Nippon Steel
           Corporation and the Company regarding Series F Exchangeable
           Preferred Stock. (Filed as Exhibit 10-U to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1990, and incorporated by reference herein.)      --

10.AA      Letter Agreement dated May 10, 1991 by and between Nippon
           Steel Corporation and Inland Steel Industries, Inc.
           relating to Letter Agreement dated December 18, 1989.
           (Filed as Exhibit 10-V to the Company's Quarterly Report
           on Form 10-Q for the quarter ended March 31, 1991, and
           incorporated by reference herein.)                             --

11         Statement of Earnings per Share of Common Stock.                *

13         Information incorporated by reference from Annual Report
           to Stockholders for the fiscal year ended December 31,
           1993.                                                           *

- ---------------

*Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
- -------                           -----------                         ----------
21         List of certain subsidiaries of the Company.                    *

23         Consent of Independent Accountants, appearing on page 27
           of this Annual Report on Form 10-K.                            --

23.A       Consent of Independent Accountants.........................

24         Powers of attorney.                                             *

99         Letter to stockholders of common stock of the Company dated
           December 22, 1987 explaining Stockholder Rights Plan adopted by Board of Directors on November 25, 1987 (Filed as Exhibit
           3 to the Company's Current Report on Form 8-K filed on
           December 18, 1987, and incorporated by reference herein.)      --

99.A       Inland Steel Industries Thrift Plan Financial Statements and
           Supplemental Schedules for the fiscal year ended December 31,
           1993 (Filed as Exhibit 99.A to the Company's Form SE filed on
           June 29, 1994, and incorporated by reference herein.)          --

- ---------------

*Previously included in Registrant's Annual Report on Form 10-K for 1993, as originally filed.