Form 10-Q
period 1994-06-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1994-08-11
CIK 790528

                                                           SECOND QUARTER - 1994



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM   10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1994

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


                         INLAND STEEL INDUSTRIES, INC.

                            (a Delaware Corporation)

                             30 West Monroe Street
                            Chicago, Illinois 60603
                           Telephone:  (312) 346-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,332,484 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 8, 1994.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

================================================================================

                                              Dollars in Millions (except per share data)
                                              -------------------------------------------
                                               Three Months Ended      Six Months Ended
                                                     June 30               June 30
                                               ------------------     -------------------
                                                 1994       1993        1994       1993
                                               --------    ------     --------   --------

NET SALES                                      $1,135.6    $996.4     $2,211.3   $1,937.9
                                               --------    ------     --------   --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                               977.0     892.4      1,934.1    1,775.8
 Selling, general and
  administrative expenses                          51.4      49.1        100.1       96.8
 Depreciation                                      35.9      32.3         69.6       64.1
                                               --------    ------     --------   --------

     Total                                      1,064.3     973.8      2,103.8    1,936.7
                                               --------    ------     --------   --------

OPERATING PROFIT                                   71.3      22.6        107.5        1.2
                                               --------    ------     --------   --------

General corporate expense,
  net of income items                               2.6       6.3          5.9       13.0
Interest and other expense on debt                 18.5      20.1         36.8       39.5
                                               --------    ------     --------   --------
INCOME (LOSS) BEFORE INCOME TAXES                  50.2      (3.8)        64.8      (51.3)

PROVISION FOR INCOME TAXES                         18.6       1.3Cr.      24.0       17.4Cr.
                                               --------    ------     --------   --------

NET INCOME (LOSS)                              $   31.6    $ (2.5)    $   40.8   $  (33.9)
                                               ========    ======     ========   ========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

     PRIMARY                                   $    .57    $ (.30)    $    .60   $  (1.41)
                                               ========    ======     ========   ========

     FULLY DILUTED                             $    .53    $ (.30)    $    .56   $  (1.41)
                                               ========    ======     ========   ========


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                             Dollars in Millions
                                                          ------------------------
                                                              Six Months Ended
                                                                  June 30
                                                          ------------------------
                                                            1994            1993
                                                          -------          -------
OPERATING ACTIVITIES
  Net income (loss)                                       $  40.8          $(33.9)
                                                          -------          ------
  Adjustments to reconcile net income to net
    cash provided from operating activities:
    Depreciation                                             69.9            64.4
    Deferred employee benefit cost                           24.0            25.1
    Deferred income taxes                                    20.2           (18.9)
    Change in: Receivables                                  (37.6)          (67.7)
               Inventories                                  (48.3)           11.9
               Accounts payable                             (17.3)           17.7
               Accrued salaries and wages                     8.5             (.6)
               Other accrued liabilities                     (5.1)            2.6
    Other deferred items                                     16.9             8.9
                                                          -------          ------
    Net adjustments                                          31.2            43.4
                                                          -------          ------
    Net cash provided from operating activities              72.0             9.5
                                                          -------          ------
INVESTING ACTIVITIES
  Capital expenditures                                     (108.2)          (21.4)
  Investments in and advances to joint ventures, net          8.8           (33.1)
  Proceeds from sales of assets                               2.1             2.1
                                                          -------          ------
    Net cash used for investing activities                  (97.3)          (52.4)
                                                          -------          ------
FINANCING ACTIVITIES
  Long-term debt issued                                      19.7            39.3
  Long-term debt retired                                   (158.3)          (57.8)
  Dividends paid                                            (17.8)          (17.8)
  Acquisition of treasury stock                              (1.5)           (3.5)
                                                          -------          ------

    Net cash used for financing activities                 (157.9)          (39.8)
                                                          -------          ------

Net decrease in cash and cash equivalents                  (183.2)          (82.7)
Cash and cash equivalents - beginning of year               250.5           137.7
                                                          -------          ------
Cash and cash equivalents - end of period                 $  67.3          $ 55.0
                                                          =======          ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                  $  37.4          $ 38.6
    Income taxes, net                                         3.5              .7
  Non-cash investing and financing activities:
    Long-term debt acquired in purchase of assets            63.3               -

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
================================================================================

                                                                          Dollars in Millions
                                                                ---------------------------------------
                                                                   June 30, 1994      December 31, 1993
                                                                -------------------  ------------------
ASSETS                                                              (unaudited)
- - ------

  CURRENT ASSETS
    Cash and cash equivalents                                              $   67.3            $  250.5
    Receivables                                                               464.9               427.3
    Inventories - principally at LIFO
      In process and finished products                          $  387.5             $  331.9
      Raw materials and supplies                                    37.7      425.2      45.0     376.9
                                                                --------             --------
    Deferred income taxes                                                      48.0                44.2
                                                                           --------            --------
       Total current assets                                                 1,005.4             1,098.9
  INVESTMENTS AND ADVANCES                                                    205.3               221.0
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                      4,251.8              4,083.7
    Less: Reserve for depreciation,
            amortization and depletion                           2,535.2              2,467.6
          Allowance for terminated facilities                      108.4    1,608.2     108.4   1,507.7
                                                                --------             --------
  DEFERRED INCOME TAXES                                                       405.8               428.4
  INTANGIBLE PENSION ASSET                                                    122.1               122.1
  OTHER ASSETS                                                                 57.3                57.7
                                                                           --------            --------
        Total Assets                                                       $3,404.1            $3,435.8
                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                      $  281.9             $  300.9
    Accrued liabilities                                                      206.2                202.8
    Long-term debt due within one year                                        73.8                 98.8
                                                                          --------             --------
        Total current liabilities                                            561.9                602.5
  LONG-TERM DEBT                                                             727.1                777.1
  DEFERRED EMPLOYEE BENEFITS                                               1,395.1              1,371.1
  OTHER CREDITS                                                               59.5                 61.7
                                                                          --------             --------
        Total liabilities                                                  2,743.6              2,812.4
  REDEEMABLE PREFERRED STOCK                                                 185.0                185.0
  COMMON STOCK REPURCHASE COMMITMENT                                          39.8                 40.8
  STOCKHOLDERS' EQUITY (Schedule A)                                          435.7                397.6
                                                                          --------             --------
        Total Liabilities, Temporary Equity,
         and Stockholders' Equity                                         $3,404.1             $3,435.8
                                                                          ========             ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1993.


NOTE 2/CAPITAL STOCK

In the second quarter of 1994, as the result of the Company's call for redemption, shareholders converted the 1.5 million shares of Series G $4.625 Cumulative Convertible Exchangeable Preferred Stock outstanding into 2.7 million shares of the Company's common stock.


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $56 million on June 30, 1994 from $15 million on December 31, 1993.

ITEM 2.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Comparison of Second Quarter 1994 to Second Quarter 1993
- - --------------------------------------------------------------------------------


   The Company reported consolidated net income of $31.6 million, $0.57 per common share, in the 1994 second quarter, compared with a consolidated net loss of $2.5 million, $0.30 per common share, in the comparable 1993 quarter. A substantial improvement in operating profit at the Company's Integrated Steel segment and increased operating profit at the Steel Service Center segment were the principal factors in the year-to-year improvement.

   As market conditions continued to improve, consolidated net sales rose 14 percent in the current quarter to $1.14 billion, the result of higher volume and improved average selling price at both of the Company's business segments.

   The Integrated Steel segment reported an operating profit of $46.7 million in the quarter, compared with an operating profit of $7.4 million in the 1993 period. Net sales increased 14 percent to $643 million as steel mill shipments improved 5 percent to 1,339,000 tons. Average selling price rose 9 percent from the year-ago period reflecting the overall strength of the market and an improved mix of products sold. While revenue increased 14 percent from the previous year's quarter, operating costs were up 7 percent. Contributing to this increase in operating costs were higher volume, a richer product mix and higher raw materials costs.

   Steel Service Center segment net sales of $548 million in the 1994 second quarter were 14 percent higher than the similar 1993 quarter due to an 11 percent volume improvement and a 3 percent increase in average selling price per ton. Operating profit increased to $24.2 million from $15.1 million a year earlier due primarily to the improvement in volume.


Comparison of First Six Months of 1994 to First Six Months of 1993
- - ------------------------------------------------------------------

   The strong operating performance in both the first and second quarters of 1994 was the major factor contributing to the Company's reporting a consolidated net income of $40.8 million for the first six months of 1994, compared with a net loss of $33.9 million for the 1993 first half. Enhanced operating results at the Integrated Steel segment combined with continued favorable performance at the Steel Service Center segment accounted for the improvement.

   Consolidated net sales of $2.21 billion in the first six months were 14 percent higher than the comparable 1993 period due to higher volume and improved average selling price at both business segments.

   Integrated Steel segment net sales of $1.23 billion were 14 percent higher in the 1994 first half as improved average selling price accounted for 10 percent of the increase, while shipments increased 4 percent to 2,592,000 tons. Higher average selling price was the principal reason the reported operating profit of $60.3 million in the first half increased $89.6 million from the operating loss of $29.3 million in the comparable 1993 period.

   The Steel Service Center segment continued its advancement posting net sales of $1.09 billion in the first half of 1994, a 15 percent improvement from the year earlier period. Volume rose 12 percent from the comparable 1993 period while average selling price increased 3 percent. Operating profit of $45.6 million in the 1994 first half continued its upward trend improving 51 percent from the comparable prior year period. The increase in volume was the primary factor accounting for the improvement.


Liquidity and Financing
- - -----------------------

   The Company's cash and cash equivalents at June 30, 1994 were $67 million, as compared with $251 million at year-end 1993. There was no short-term borrowing at either date.

   During the first half of 1994, Inland Steel Company, a subsidiary, redeemed all $75 million of its outstanding Series O, P and Q First Mortgage Bonds and acquired the equity interest in the operating lease of the No. 2 Basic Oxygen Furnace Shop continuous casters for $83 million. In connection with this purchase, Inland Steel Company recorded $63 million of debt. Inland Steel Company also called and subsequently prepaid approximately $48 million of caster-related debt. In addition, in early May, Inland Steel Company called all remaining debt related to this continuous caster facility (approximately $48 million) for prepayment in November 1994.

   During the second quarter, Inland Steel Company redeemed $20 million principal amount of 8.125 percent Pollution Control Revenue bonds. The redemption was funded largely by the proceeds from the issuance of a like amount of Pollution Control Revenue bonds with a 7.125 percent coupon.

   The Company called for redemption all outstanding shares of Series G $4.625 Cumulative Convertible Exchangeable Preferred Stock during the second quarter. The call resulted in conversion of 1.5 million shares of Series G Preferred Stock outstanding, increasing the number of shares of common stock outstanding
by 2.7 million shares.   This will reduce ongoing preferred dividends by
approximately $7 million on an annual basis.

   Cash flow from operating activities during the first six months of 1994 was a positive $72 million, compared with $10 million in the year-earlier period. Net income of $41 million, combined with non-cash expenses of $114 million related to depreciation, deferred employee benefit cost, and deferred income taxes more than offset cash required for increased inventories and receivables.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A meeting of stockholders was held on May 25, 1994 and was an annual meeting.

     (b) No answer is required.

     (c) The election of eleven nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

              Nominee             Affirmative Votes  Votes Withheld
              -------             -----------------  --------------
         [S]                      [C]                [C]
         A Robert Abboud              43,175,885         546,192
         James W. Cozad               43,355,457         366,619
         Robert J. Darnall            43,247,709         474,367
         James A. Henderson           43,361,837         360,239
         Emerson Kampen               43,343,434         378,643
         Robert B. McKersie           43,342,386         379,690
         Donald S. Perkins            43,332,698         389,379
         Joshua I. Smith              43,348,919         373,157
         Nancy H. Teeters             43,338,923         383,154
         Raymond C. Tower             43,323,524         398,553
         Arnold R. Weber              43,342,675         379,402

         The results of the voting for approval of the Inland Steel Industries, Inc. Annual Incentive Plan (the "AIP Plan") are as follows:

         For             Against       Abstain     Broker Non-Votes
         ---            ---------      -------     ----------------
         39,747,734     2,473,800      275,156         1,225,386



         The results of the voting for the election of Price Waterhouse to audit the accounts of the Company and its subsidiaries for 1994 are as follows:

         For                      Against              Abstain
         ---                      -------              -------
         43,350,736               208,692              162,648



         There were no matters voted upon at the meeting, other than approval of the AIP Plan, to which broker non-votes applied.

     (d)  Not applicable.

ITEM 5.  OTHER INFORMATION

  Consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

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

    11  Statement of Earnings per Share of Common Stock.


   (b)  Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURE
                                   ---------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND STEEL INDUSTRIES, INC.



                                   By   Olivia M. Thompson
                                        --------------------------------------
                                        Olivia M. Thompson
                                        Controller and
                                         Chief Accounting Officer



Date:  August 10, 1994

                                                            Part I -- Schedule A
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                             Dollars in Millions
                                                        -------------------------------------------------------------

                                                              June 30, 1994                      December 31, 1993
                                                        -------------------------             -----------------------
                                                               (unaudited)
STOCKHOLDERS' EQUITY
- - --------------------
 Series A preferred stock ($1 par value)
  -  96,354 shares and 96,589 shares issued and
     outstanding as of June 30, 1994 and
     December 31, 1993, respectively                                     $     .1                            $     .1

 Series E preferred stock ($1 par value)
  -  3,103,373 shares and 3,114,568 shares
     issued and outstanding as of June 30,
     1994 and December 31, 1993, respectively                                 3.1                                 3.1

 Series G preferred stock ($1 par value)
  -  1,500,000 shares issued and outstanding as of
     December 31, 1993                                                          -                                 1.5

 Common stock ($1 par value)
  -  50,556,350 shares and 47,854,208 shares issued
     as of June 30, 1994 and December 31, 1993                               50.6                                47.9

 Capital in excess of par value                                           1,106.4                             1,113.7

 Accumulated deficit
   Balance beginning of year                            $(371.9)                              $(302.3)

   Net income (loss)                                       40.8                                 (37.6)

   Dividends
    Series A preferred stock -
      $1.20 per share in 1994 and
      $2.40 per share in 1993                               (.1)                                  (.2)
   Series E preferred stock -
      $1.7615 per share in 1994 and
      $3.523 per share in 1993                             (5.5)                                (11.0)
      Income tax benefit - Series E dividend                1.4                                   3.6
   Series F preferred stock -
      $47.40 per share in 1994 and
      $94.80 per share in 1993                             (8.8)                                (17.5)
   Series G preferred stock -
      $1.54165 per share in 1994 and
      $4.625 per share in 1993                             (1.7)           (345.8)               (6.9)         (371.9)
                                                        -------                                 ------
Unearned compensation related to ESOP                                      (107.2)                             (112.2)
Common stock repurchase commitment                                          (39.8)                              (40.8)
Investment valuation allowance                                               (4.0)                               (5.2)
Unearned restricted stock award compensation                                 (3.1)                               (2.1)
Treasury stock, at cost
  -  6,515,967 shares and 6,767,139
     shares as of June 30, 1994 and
     December 31, 1993, respectively                                       (224.6)                             (236.5)
                                                                         --------                            --------

         Total Stockholders' Equity                                      $  435.7                            $  397.6
                                                                         ========                            ========

                                                            Part I -- Schedule B
                                                            --------------------


             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)

================================================================================




                                                 Dollars in Millions
                                     ------------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30              June 30
                                     ------------------   -------------------

                                       1994       1993      1994       1993
                                     --------    ------   --------   --------
NET SALES
- - ---------
 Integrated Steel Operations         $  643.2    $566.2   $1,234.0   $1,086.9
 Steel Service Center Operations        548.1     481.2    1,086.6      948.1
 Eliminations and adjustments           (55.7)    (51.0)    (109.3)     (97.1)
                                     --------    ------   --------   --------


     Total Net Sales                 $1,135.6    $996.4   $2,211.3   $1,937.9
                                     ========    ======   ========   ========



OPERATING PROFIT (LOSS)
- - -----------------------

 Integrated Steel Operations            $46.7     $ 7.4     $ 60.3     $(29.3)
 Steel Service Center Operations         24.2      15.1       45.6       30.1
 Eliminations and adjustments              .4        .1        1.6         .4
                                        -----     -----     ------     ------


     Total Operating Profit             $71.3     $22.6     $107.5     $  1.2
                                        =====     =====     ======     ======


                                                                                                Exhibit 11
                                                                                                ----------

                           INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK (UNAUDITED)
===========================================================================================================

                                                                        Dollars and Shares in Millions
                                                                           (except per share data)
                                                                  -----------------------------------------
                                                                  Three Months Ended      Six Months Ended
                                                                        June 30                June 30
                                                                  ------------------      -----------------
                                                                   1994        1993        1994       1993
                                                                  ------      ------      ------     ------
PRIMARY EARNINGS PER SHARE OF COMMON STOCK
 Shares of common stock
   Average shares outstanding                                       42.4        35.3       41.8        35.3
   Dilutive effect of stock options                                   .4           -         .4           -
                                                                   -----      ------      -----      ------
                                                                    42.8        35.3       42.2        35.3
                                                                   =====      ======      =====      ======

 Net income (loss)                                                 $31.6      $ (2.5)     $40.8      $(33.9)
 Dividends on preferred stock, net of tax benefit on dividends applicable to leveraged Series E Preferred Stock held by
   the ESOP                                                          7.3         8.0       15.3        16.0
                                                                   -----      ------      -----      ------

 Net income (loss) applicable                                      $24.3      $(10.5)     $25.5      $(49.9)
                                                                   =====      ======      =====      ======

 Primary earnings (loss) per share of common stock                 $ .57      $ (.30)     $ .60      $(1.41)
                                                                   =====      ======      =====      ======


FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK
 Shares of common stock
   Average shares outstanding                                       42.4        35.3       41.8        35.3
   Assumed conversion of Series E Preferred Stock                    3.0           -        3.0           -
   Dilutive effect of stock options                                   .4           -         .4           -
                                                                   -----      ------      -----      ------
                                                                    45.8        35.3       45.2        35.3
                                                                   =====      ======      =====      ======

 Net income (loss)                                                 $31.6       $(2.5)     $40.8      $(33.9)
 Dividends on antidilutive preferred stock, net of tax benefit on dividends applicable to leveraged Series E
   Preferred Stock held by the ESOP                                  5.1         8.0       11.4        16.0
 Additional ESOP funding required on conversion of leveraged
   Series E Preferred Stock, net of tax benefit                      2.2           -        3.9           -
                                                                   -----      ------      -----      ------

 Net income (loss) applicable                                      $24.3      $(10.5)     $25.5      $(49.9)
                                                                   =====      ======      =====      ======

 Fully diluted earnings (loss) per share of common stock           $ .53      $ (.30)     $ .56      $(1.41)
                                                                   =====      ======      =====      ======

NOTE: Series G Preferred Stock was converted to common stock as the result of a redemption call in May 1994.

      In the three-month and six-month periods ended June 30, 1994, the assumed conversion of Series A, non-leveraged Series E, and Series G Preferred Stock were antidilutive. In the three-month and six-month periods ended June 30, 1993, the assumed conversions of Series A, Series E, and Series G Preferred Stock were antidilutive.

                                                                      APPENDIX A


                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                                    Dollars in Millions
                                         ------------------------------------------
                                         Three Months Ended       Six Months Ended
                                               June 30                June 30
                                         ------------------      ------------------
                                          1994        1993         1994       1993
                                         ------      ------      --------    ------

NET SALES                                $548.1    $481.2        $1,086.6    $948.1
                                         ------    ------        --------    ------

OPERATING COSTS AND
 EXPENSES
 Cost of goods sold                       480.1     424.0           954.0     833.8
 Selling, general and
  administrative expenses                  38.5      37.0            76.3      73.9
Depreciation and amortization               5.3       5.1            10.7      10.3
                                         ------    ------        --------    ------
     Total                                523.9     466.1         1,041.0     918.0
                                         ------    ------        --------    ------

OPERATING PROFIT                           24.2      15.1            45.6      30.1

General corporate expense                   1.8       1.9             3.6       3.7
Interest expense, net of
 interest income                             .9       2.8             1.7       5.4
                                         ------    ------        --------    ------

INCOME BEFORE INCOME TAXES                 21.5      10.4            40.3      21.0

PROVISION FOR INCOME TAXES                 10.5       2.9            16.5       5.8
                                         ------    ------        --------    ------

NET INCOME                               $ 11.0    $  7.5        $   23.8    $ 15.2
                                         ======    ======        ========    ======



                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                           AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

==========================================================================================================

                                                                                       Dollars in Millions
                                                                                       -------------------
                                                                                         Six Months Ended
                                                                                             June 30
                                                                                       ------------------
                                                                                        1994        1993
                                                                                       ------      ------
OPERATING ACTIVITIES
  Net income                                                                          $  23.8      $ 15.2
                                                                                       ------      ------
  Adjustments to reconcile net income to net cash
    provided from (used for) operating activities:
    Depreciation and amortization                                                        10.7        10.3
    Deferred employee benefit cost                                                        (.4)        1.5
    Deferred income taxes                                                                 4.9        (4.7)
    Change in:  Receivables                                                             (46.4)      (39.6)
                Inventories                                                             (28.6)      (24.1)
                Accounts payable                                                         42.6       (11.1)
                Payables to related companies                                             7.4         8.2
                Accrued liabilities                                                      (1.1)        (.3)
                                                                                       ------      ------

       Net adjustments                                                                  (10.9)      (59.8)
                                                                                       ------      ------

       Net cash provided from (used for) operating activities                            12.9       (44.6)
                                                                                       ------      ------

INVESTING ACTIVITIES
  Capital expenditures                                                                   (6.2)       (3.0)
  Proceeds from sales of assets                                                            .3          .8
                                                                                       ------      ------
       Net cash used for investing activities                                            (5.9)       (2.2)
                                                                                       ------      ------
FINANCING ACTIVITIES
  Long-term debt retired                                                                  (.6)       (1.0)
  Change in notes receivable from/payable to related companies                          (35.9)       50.2
                                                                                       ------      ------

       Net cash provided from (used for) financing activities                           (36.5)       49.2
                                                                                       ------      ------

Net increase (decrease) in cash and cash equivalents                                    (29.5)        2.4
Cash and cash equivalents - beginning of year                                            29.5           -
                                                                                       ------      ------
Cash and cash equivalents - end of period                                              $    -      $  2.4
                                                                                       ======      ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                                               $  1.7      $  5.4
    Income taxes, net                                                                     9.9         7.7

                 See notes to consolidated financial statements


                          INLAND MATERIALS DISTRIBUTION GROUP, INC.
                                   AND SUBSIDIARY COMPANIES
                 (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                                  CONSOLIDATED BALANCE SHEET
==================================================================================================

                                                                     Dollars in Millions
                                                          ----------------------------------------
ASSETS                                                       June 30, 1994       December 31, 1993
- - ------                                                    -------------------    -----------------
                                                              (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                           $    -               $ 29.5
   Receivables                                                          242.4                196.0
   Inventories - principally at LIFO                                    307.5                278.9
   Notes receivable from related companies                                6.3                    -
   Deferred income taxes                                                 13.8                 11.8
                                                                       ------               ------

       Total current assets                                             570.0                516.2

 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                                  $458.7               $455.2
   Less accumulated depreciation                             205.6      253.1     198.0      257.2
                                                            ------               ------

 DEFERRED INCOME TAXES                                                   21.6                 28.5

 EXCESS OF COST OVER NET ASSETS ACQUIRED                                 25.7                 26.4
                                                                       ------               ------

       Total Assets                                                    $870.4               $828.3
                                                                       ======               ======

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                                    $119.8               $ 77.2
   Payables to related companies
     Notes                                                                  -                 29.6
     Other                                                               16.4                  9.0
   Accrued liabilities                                                   27.5                 28.6
   Long-term debt due within one year                                     5.0                  5.0
                                                                       ------               ------
       Total current liabilities                                        168.7                149.4
 LONG-TERM DEBT                                                          27.6                 28.2
 DEFERRED EMPLOYEE BENEFITS AND OTHER                                   123.6                124.0
                                                                       ------               ------
       Total liabilities                                                319.9                301.6
   STOCKHOLDER'S EQUITY                                                 550.5                526.7
                                                                       ------               ------
       Total Liabilities and Stockholder's Equity                      $870.4               $828.3
                                                                       ======               ======



                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in Appendix A of Inland Steel Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $3.6 million and $3.7 million by Industries for the first six months of 1994 and 1993, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1994 totaled $.3 million as compared to $3.9 million for the first six months of 1993.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                Dollars in Millions
                            ----------------------------
                            Three Months    Six Months
                            Ended June 30  Ended June 30
                            -------------  -------------
                             1994   1993    1994   1993
                            ------  -----  ------  -----

   Net Product Sales         $ 2.9  $ 2.9  $  5.5  $ 5.6
   Net Product Purchases      54.5   49.4   107.3   93.9