Form 10-Q
period 1994-09-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1994-11-10
CIK 790528

                                                            THIRD QUARTER - 1994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1994

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,472,972 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 7, 1994.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

===============================================================================

                                                 Dollars in Millions
                                               (except per share data)
                                        -----------------------------------------
                                        Three Months Ended      Nine Months Ended
                                          September 30           September 30
                                        ------------------     ------------------
                                          1994       1993        1994      1993
                                        --------    ------     --------  --------
NET SALES                               $1,129.5    $972.0     $3,340.8  $2,909.9
                                        --------    ------     --------  --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                       975.5     855.1      2,909.6   2,630.9
  Selling, general and
   administrative expenses                  49.2      49.5        149.3     146.3
  Depreciation                              35.6      34.1        105.2      98.2
                                        --------    ------     --------  --------
      Total                              1,060.3     938.7      3,164.1   2,875.4
                                        --------    ------     --------  --------
OPERATING PROFIT                            69.2      33.3        176.7      34.5
                                        --------    ------     --------  --------
General corporate expense,
 net of income items                         4.1       5.1         10.0      18.1
Interest and other expense on debt          17.6      19.2         54.4      58.7
                                        --------    ------     --------  --------
INCOME (LOSS) BEFORE INCOME TAXES           47.5       9.0        112.3     (42.3)
PROVISION FOR INCOME TAXES                  16.8       8.0Cr.      40.9      25.4Cr.
                                        --------    ------     --------  --------
NET INCOME (LOSS)                       $   30.7    $ 17.0     $   71.4  $  (16.9)
                                        ========    ======     ========  ========

EARNINGS (LOSS) PER SHARE OF COMMON
 STOCK:
  PRIMARY                               $    .54    $  .25     $   1.15  $ (1.16)
                                        ========    ======     ========  ========
  FULLY DILUTED                         $    .50    $  .23     $   1.07  $ (1.16)
                                        ========    ======     ========  ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                          Dollars in Millions
                                                          -------------------
                                                           Nine Months Ended
                                                             September 30
                                                          -------------------
                                                            1994        1993
                                                          -------      ------
OPERATING ACTIVITIES
  Net income (loss)                                       $  71.4      $(16.9)
                                                          -------      ------
  Adjustments to reconcile net income (loss) to net
   cash provided from operating activities:
    Depreciation                                            105.7        98.6
    Deferred employee benefit cost                           35.6        29.9
    Deferred income taxes                                    36.5       (26.9)
    Change in:  Receivables                                 (45.8)      (51.9)
                Inventories                                (105.5)        9.8
                Accounts payable                            (12.1)      (17.6)
                Accrued salaries and wages                   (1.4)       (3.7)
                Other accrued liabilities                    12.9        18.3
    Other deferred items                                     19.8        13.0
                                                          -------      ------
    Net adjustments                                          45.7        69.5
                                                          -------      ------
    Net cash provided from operating activities             117.1        52.6
                                                          -------      ------
INVESTING ACTIVITIES
  Capital expenditures                                     (135.3)      (57.1)
  Investments in and advances to joint ventures, net         10.7        (5.0)
  Proceeds from sales of assets                               5.0         3.1
                                                          -------      ------
    Net cash used for investing activities                 (119.6)      (59.0)
                                                          -------      ------
FINANCING ACTIVITIES
  Long-term debt issued                                      19.7        46.8
  Long-term debt retired                                   (171.7)      (70.9)
  Dividends paid                                            (22.3)      (24.0)
  Acquisition of treasury stock                              (3.7)       (3.5)
                                                          -------      ------
    Net cash used for financing activities                 (178.0)      (51.6)
                                                          -------      ------
Net decrease in cash and cash equivalents                  (180.5)      (58.0)
Cash and cash equivalents - beginning of year               250.5       137.7
                                                          -------      ------
Cash and cash equivalents - end of period                 $  70.0      $ 79.7
                                                          =======      ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                  $  44.6      $ 48.3
    Income taxes, net                                         5.5         1.5
  Non-cash investing and financing activities:
    Long-term debt acquired in purchase of assets            63.3           -

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
===============================================================================

                                                           Dollars in Millions
                                                  ---------------------------------------
                                                  September 30, 1994   December 31, 1993
                                                  -------------------  ------------------
                                                       (unaudited)
ASSETS
- - ------
  CURRENT ASSETS
    Cash and cash equivalents                                $   70.0            $  250.5
    Receivables                                                 473.1               427.3
    Inventories - principally at LIFO
      In process and finished products            $  425.3             $  331.9
      Raw materials and supplies                      57.1      482.4      45.0     376.9
                                                  --------             --------
    Deferred income taxes                                        47.4                44.2
                                                             --------            --------
        Total current assets                                  1,072.9             1,098.9
  INVESTMENTS AND ADVANCES                                      209.0               221.0
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                        4,277.9              4,083.7
    Less: Reserve for depreciation,
           amortization and depletion              2,570.6              2,467.6
          Allowance for terminated facilities        108.4    1,598.9     108.4   1,507.7
                                                  --------             --------
  DEFERRED INCOME TAXES                                         390.0               428.4
  INTANGIBLE PENSION ASSET                                      122.1               122.1
  OTHER ASSETS                                                   61.1                57.7
                                                             --------            --------
        Total Assets                                         $3,454.0            $3,435.8
                                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
  CURRENT LIABILITIES
    Accounts payable                                         $  287.0             $  300.9
    Accrued liabilities                                         214.3                202.8
    Long-term debt due within one year                           70.7                 98.8
                                                             --------             --------
        Total current liabilities                               572.0                602.5
  LONG-TERM DEBT                                                716.8                777.1
  DEFERRED EMPLOYEE BENEFITS                                  1,406.7              1,371.1
  OTHER CREDITS                                                  59.0                 61.7
                                                             --------             --------
        Total liabilities                                     2,754.5              2,812.4
  REDEEMABLE PREFERRED STOCK                                    185.0                185.0
  COMMON STOCK REPURCHASE COMMITMENT                             38.0                 40.8
  STOCKHOLDERS' EQUITY (Schedule A)                             476.5                397.6
                                                             --------             --------
        Total Liabilities, Temporary Equity,
         and Stockholders' Equity                            $3,454.0             $3,435.8
                                                             ========             ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
==============================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1994 and for the three-month and nine-month periods ended September 30, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1993.


NOTE 2/CAPITAL STOCK

In the second quarter of 1994, as the result of the Company's call for redemption, shareholders converted the 1.5 million shares of Series G $4.625 Cumulative Convertible Exchangeable Preferred Stock outstanding into 2.7 million shares of the Company's common stock.


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $63 million on September 30, 1994 from $15 million on December 31, 1993.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Comparison of Third Quarter 1994 to Third Quarter 1993
- - ------------------------------------------------------------------------------

   The Company reported a consolidated net income of $30.7 million in the 1994 third quarter, compared with consolidated net income of $17.0 million in the year-earlier period. The 1993 third quarter net income included an income tax credit provision of approximately $11 million, resulting from the cumulative favorable effect of a change in the federal tax rate from 34 percent to 35 percent. Improved operating profit at both of the Company's business segments was the principal factor in the year-to-year improvement.

   Consolidated net sales increased 16 percent in the 1994 third quarter to $1.13 billion, the result of higher volume and improved average selling price at both of the Company's business segments.

   The Integrated Steel segment's net sales increased 14 percent in the current quarter to $614 million, due to a 10 percent increase in the volume of steel mill products shipped and an improvement in the average selling price of 4 percent. Revenue growth continues to outpace the increase in operating costs, and was the principal factor in the segment's improved operating profit of $42.2 million, compared with an operating profit of $22.2 million in the 1993 third quarter.

   Steel Service Center segment net sales rose 17 percent in the 1993 third quarter to $561 million, due to a 13 percent volume improvement and a 4 percent increase in average selling price per ton. Operating profit increased $15.2 million to $26.9 million due primarily to increased sales.

Comparison of First Nine Months of 1994 to First Nine Months of 1993
- - --------------------------------------------------------------------

   A consolidated net income of $71.4 million for the first nine months of 1994 compared favorably with a net loss of $16.9 million in the year-earlier period. The principal factor contributing to the year-to-year increase was improved operating results, especially at the Integrated Steel segment.

   Consolidated net sales of $3.34 billion were 15 percent higher than the first nine months of 1993, due to both higher volume and improved average selling prices at both of the Company's business segments.

   Integrated Steel segment net sales increased 14 percent to $1.85 billion in the first nine months of 1994 as a result of improved average selling price, which contributed 8 percent of the increase, and higher shipment levels, which added 6 percent. The improvement in average selling price was the principal factor operating profit increased to $102.4 million in the first nine months of 1994 from an operating loss of $7.1 million in the year-earlier period.

   Steel Service Center segment net sales of $1.65 billion in the first nine months of 1994 were 15 percent higher than the like 1993 period, due to a 12 percent increase in volume and a 3 percent improvement in average selling price. Operating profit for the 1994 period of $72.5 million was 73 percent ahead of the comparable 1993 period. The volume increase was the primary factor accounting for the improvement.

Liquidity and Financing
- - -----------------------

   The Company's cash and cash equivalents at September 30, 1994 were $70 million, compared with $251 million at year-end 1993. There was no short-term borrowing at either date.

   Cash flow from operating activities during the first nine months of 1994 was positive $117 million, compared with $53 million in the year-earlier period. Net income of $71 million, combined with non-cash expenses of $178 million related to depreciation, deferred employee benefit cost and deferred income taxes more than offset working capital required for increased inventories and receivables.

   During the first half of 1994, Inland Steel Company redeemed all $75 million of its outstanding Series O, P and Q First Mortgage Bonds and acquired the equity interest in the operating lease of the No. 2 Basic Oxygen Furnace Shop continuous casters for $83 million. In connection with this purchase, Inland Steel Company recorded $63 million of debt. Inland Steel Company also called and subsequently prepaid approximately $48 million of caster-related debt. In addition, in early May, Inland Steel Company called all remaining debt related to this continuous caster facility (approximately $48 million) for prepayment in November 1994.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 5.  OTHER INFORMATION

     Consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

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

     4.F Copy of Indenture dated as of December 15, 1992, between the Company and Harris Trust and Savings Bank, as Trustee, respecting the Company's $150,000,000 12-3/4% Notes due December 15, 2002. (Filed as Exhibit 4-G to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

     4.G Copy of First Mortgage Indenture, dated April 1, 1928, between Inland Steel Company (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and
          of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following
          Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952;
          (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957;
          (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967;
          (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970;
          (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii)
          Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June 23, 1993.

     4.H Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and incorporated by reference herein.)

     11   Statement of Earnings per Share of Common Stock.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURE
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND STEEL INDUSTRIES, INC.


                                   By  James M. Hemphill
                                       --------------------------------------
                                       James M. Hemphill
                                       Controller
                                        (Chief Accounting Officer)



Date:  November 10, 1994

                                                            Part I -- Schedule A
                                                            --------------------

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                      Dollars in Millions
                                                         ---------------------------------------------
                                                          September 30, 1994       December 31, 1993
                                                         --------------------     --------------------
                                                             (unaudited)
STOCKHOLDERS' EQUITY
- - --------------------
   Series A preferred stock ($1 par value)
    - 96,354 shares and 96,589 shares issued and
      outstanding as of September 30, 1994 and
      December 31, 1993, respectively                                $     .1                 $     .1

   Series E preferred stock ($1 par value)
    - 3,095,848 shares and 3,114,568 shares
      issued and outstanding as of September 30,
      1994 and December 31, 1993, respectively                            3.1                      3.1

   Series G preferred stock ($1 par value)
    - 1,500,000 shares issued and outstanding as of
      December 31, 1993                                                     -                      1.5

   Common stock ($1 par value)
    - 50,556,350 shares and 47,854,208 shares issued
      as of September 30, 1994 and December 31, 1993,
      respectively                                                       50.6                     47.9

   Capital in excess of par value                                     1,097.0                  1,113.7

   Accumulated deficit
      Balance beginning of year                          $(371.9)                 $(302.3)

      Net income (loss)                                     71.4                    (37.6)

      Dividends
         Series A preferred stock -
           $1.80 per share in 1994 and
           $2.40 per share in 1993                           (.2)                     (.2)

         Series E preferred stock -
           $1.7615 per share in 1994 and
           $3.523 per share in 1993                         (5.5)                   (11.0)
           Income tax benefit - Series E dividend            1.4                      3.6

         Series F preferred stock -
           $71.10 per share in 1994 and
           $94.80 per share in 1993                        (13.2)                   (17.5)

         Series G preferred stock -
           $1.54165 per share in 1994 and
           $4.625 per share in 1993                         (1.7)      (319.7)       (6.9)      (371.9)
                                                         -------                  -------

   Unearned compensation related to ESOP                               (103.4)                  (112.2)

   Common stock repurchase commitment                                   (38.0)                   (40.8)

   Investment valuation allowance                                        (3.3)                    (5.2)

   Unearned restricted stock award compensation                          (2.9)                    (2.1)

   Treasury stock, at cost
    - 6,137,667 shares and 6,767,139
      shares as of September 30, 1994 and
      December 31, 1993, respectively                                  (207.0)                  (236.5)
                                                                      -------                 --------
            Total Stockholders' Equity                                $ 476.5                 $  397.6
                                                                      =======                 ========

                                                            Part I -- Schedule B
                                                            --------------------


            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)

================================================================================

                                                    Dollars in Millions
                                       ---------------------------------------------
                                       Three Months Ended        Nine Months Ended
                                          September 30             September 30
                                       -------------------     ---------------------
                                         1994        1993        1994         1993
                                       --------     ------     --------     --------
NET SALES
- - ---------

   Integrated Steel Operations         $  613.5     $539.9     $1,847.6     $1,626.8
   Steel Service Center Operations        560.7      478.2      1,647.3      1,426.4
   Eliminations and adjustments           (44.7)     (46.1)      (154.1)      (143.3)
                                       --------     ------     --------     --------

      Total Net Sales                  $1,129.5     $972.0     $3,340.8     $2,909.9
                                       ========     ======     ========     ========


OPERATING PROFIT (LOSS)
- - -----------------------

   Integrated Steel Operations         $   42.2     $ 22.2     $  102.4     $   (7.1)
   Steel Service Center Operations         26.9       11.7         72.5         41.8
   Eliminations and adjustments              .1        (.6)         1.8          (.2)
                                       --------     ------     --------     --------

      Total Operating Profit           $   69.2     $ 33.3     $  176.7     $   34.5
                                       ========     ======     ========     ========