Form 10-K405
INLAND STEEL INDUSTRIES INC /DE/
filed 1995-03-29
CIK 790528

                                                                            1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                                    ON WHICH REGISTERED
--------------------------------------------               ------------------------------------
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

     AS OF MARCH 13, 1995 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,130,033,222.(1)

     THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 13, 1995 WAS 44,639,183.

     (1)EXCLUDING STOCK HELD BY DIRECTORS AND OFFICERS OF REGISTRANT, WITHOUT ADMISSION OF AFFILIATE STATUS OF SUCH INDIVIDUALS FOR ANY OTHER PURPOSE; ALSO, EXCLUDING SERIES E ESOP CONVERTIBLE PREFERRED STOCK AND SERIES F EXCHANGEABLE PREFERRED STOCK OF THE REGISTRANT, NEITHER OF WHICH SERIES IS PUBLICLY TRADED.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS I AND II OF THIS REPORT ON FORM 10-K INCORPORATE BY REFERENCE CERTAIN INFORMATION FROM THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994. PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH WILL BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY SCHEDULED TO BE HELD ON MAY 24, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

BUSINESS SEGMENTS

     The business segments of the Company and its subsidiaries are Steel Manufacturing (including iron ore operations) and Materials Distribution. For the three years ended December 31, 1994, information relating to net sales, operating profit, identifiable assets, depreciation and capital expenditures for both business segments of the Company appears in Note 16 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994. Such information is hereby incorporated by reference herein.

Steel Manufacturing Operations

  General

     Inland Steel Company, a wholly owned subsidiary of the Company, is directly engaged in the production and sale of steel and related products and the transportation of iron ore, limestone and certain other commodities (primarily for its own use) on the Great Lakes. Certain subsidiaries and associated companies of Inland Steel Company are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and steel galvanizing lines. All raw steel made by Inland Steel Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel products.

     Inland Steel Company has two divisions -- the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The Flat Products division manages Inland Steel Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and plate and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry. The Bar division closed its 28-inch structural mill in early 1991, completing Inland Steel Company's withdrawal from the structural steel manufacturing business.

     Inland Steel Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of Inland Steel Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that began shipping commercial product in 1990 and reached its design capability in 1992. I/N Kote, owned equally by wholly owned subsidiaries of Inland Steel Company and NSC (indirect in the case of NSC), operates two galvanizing lines which began start-up production in late 1991, became fully operational in the third quarter of 1992, and have operated near design capacity since August 1993. Inland Steel Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

  Raw Steel Production and Mill Shipments

     The following table shows, for the five years indicated, Inland Steel Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                                      RAW STEEL PRODUCTION
                                                                ---------------------------------
                                                                                  INLAND STEEL
                                                                INLAND STEEL    COMPANY AS A % OF
                                                                  COMPANY          U.S. STEEL
                                                                (000 TONS*)         INDUSTRY
                                                                ------------    -----------------
    1994.....................................................       5,309              5.5%**
    1993.....................................................       5,003              5.2
    1992.....................................................       4,740              5.2
    1991.....................................................       4,677              5.3
    1990.....................................................       5,339              5.5

---------------
 * Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of Inland Steel Company was reduced to
6.0 million net tons from 6.5 million net tons effective September 1, 1991, as Inland Steel Company ceased making ingots. The basic oxygen process accounted for 94% of raw steel production of Inland Steel Company in each of 1994 and 1993. The remainder of such production was accounted for by electric furnace.

     The total tonnage of steel mill products shipped by Inland Steel Company for each of the five years 1990 through 1994 was 5.2 million tons in 1994; 4.8 million tons in 1993; 4.3 million tons in 1992; 4.2 million tons in 1991; and
4.7 million tons in 1990. In 1994, sheet, strip, plate and certain related semi-finished products accounted for 86% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 14%.

     In 1994 and 1993, approximately 95% and 93% respectively of the shipments of the Flat Products division and 93% and 92% respectively of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 77% of the shipments of the Flat Products division and 84% of the shipments of the Bar division in 1994 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 75% and 83% in 1993. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     According to data from the American Iron and Steel Institute, steel imports to the United States in 1994 totaled approximately 30.1 million tons, compared with 19.5 million tons imported in 1993. Steel imports constituted approximately 24.7% of apparent domestic supply in 1994, compared with approximately 18.7% of apparent domestic supply in 1993. During 1984, the previous peak year for steel imports into the U.S., such imports accounted for 26.4% of apparent domestic supply.

     Many foreign steel producers are owned, controlled or subsidized by their governments. In 1992, the Company and certain domestic steel producers filed unfair trade petitions against foreign producers of certain bar, rod and flat-rolled products. During 1993, the International Trade Commission ("ITC") upheld final subsidy and dumping margins on essentially all of the bar and rod products and about half of the flat-rolled products, in each case based on the tonnage of the products against which claims were brought. The Company and certain domestic producers have filed formal appeals of the adverse ITC decisions in the U.S. Court of International Trade ("CIT") or similar jurisdictional bodies, and foreign producers have appealed certain of the findings against them. The CIT sustained the ITC in the bar and rod product cases and in the cold-rolled and hot-rolled flat product cases. Appeals are pending regarding the corrosion-resistant flat products cases. It is not certain how the ITC actions and the appeals have impacted imports of steel products into the United States or the price of such steel products.

     On December 15, 1993, President Clinton notified the U.S. Congress of his intent to enter into agreements resulting from the Uruguay Round of multilateral trade negotiations under the General

Agreement on Tariffs and Trade. The key provisions applicable to domestic steel producers include an agreement to eliminate steel tariffs in major industrial markets, including the United States, and agreements regarding various subsidy and dumping practices as well as dispute settlement procedures. Legislation to implement the Uruguay Round agreement was enacted into federal law in December 1994. The agreement went into effect January 1, 1995.

     Primarily as a result of the influx of foreign steel imports and the depressed demand for domestic steel products that began in the early 1980s, certain facilities at the Indiana Harbor Works were permanently closed during the second half of the 1980s and the early 1990s and others were shut down for temporary periods. The 28-inch structural mill was closed in early 1991, reflecting a decision to withdraw from the structural steel markets. In late 1991 the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were closed either as part of a program to permanently reduce costs through the closure of uneconomic facilities or for environmental reasons. Provisions with respect to the shutdown of the structural mill were taken in 1987. Provisions for estimated costs incurred in connection with the closure of the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were made in 1991. Included in such provisions were costs associated with Inland Steel Company's closure of its No. 11 Coke Oven Battery in June 1992. All remaining coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.)

     For the five years indicated, shipments by market classification of steel mill products produced by Inland Steel Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. The table confirms that a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 53% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                                   PERCENTAGE OF TOTAL TONNAGE
                                                                        OF STEEL SHIPMENTS
                                                               ------------------------------------
                                                               1994    1993    1992    1991    1990
                                                               ----    ----    ----    ----    ----
    Steel Service Centers:
      Affiliates............................................     9 %     9 %     7 %     8 %     8 %
      Non-Affiliates........................................    20      22      22      24      20
                                                               ----    ----    ----    ----    ----
                                                                29      31      29      32      28
    Automotive..............................................    32      30      28      25      26
    Appliance...............................................     9       9       9       8       7
    Industrial, Electrical and Farm Machinery...............     8       7       8       9       9
    Construction and Contractors' Products..................     2       3       3       4       8
    Steel Converters/Processors.............................    12      13      18      12      15
    Other...................................................     8       7       5      10       7
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ====    ====    ====    ====    ====

     Some value-added steel processing operations that Inland Steel Company does not have the capability to perform are performed by outside processors, including joint ventures, prior to shipment of certain products to Inland Steel Company's customers. In 1994, approximately 23% of the products produced by Inland Steel Company were processed further through value-added services such as electrogalvanizing, painting and slitting, excluding products processed further by affiliates.

     Approximately 48% of the total tonnage of shipments by Inland Steel Company during 1994 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of Inland Steel Company was responsible for shipment of approximately 10% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1994.

     Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago; Southfield, Michigan; St. Louis; and Nashville,

Tennessee. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

     See "Product Classes" below for information relating to the percentage of consolidated net sales accounted for by certain classes of similar products of steel manufacturing operations.

  Raw Materials

     Inland Steel Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of Inland Steel Company have varying interests -- the Empire Mine in Michigan, the Minorca Mine in Minnesota and the Wabush Mine in Labrador and Quebec, Canada. In recent years Inland Steel Company has closed or terminated certain less cost-efficient iron ore mining operations. See "Properties Relating to Steel Manufacturing Segment -- Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

     The following table shows (1) the iron ore pellets available to Inland Steel Company, as of December 31, 1994, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1994 and 1993 iron ore pellet production or purchases from such sources; and (3) the percentage of Inland Steel Company's iron ore requirements represented by production or purchases from such sources in 1994 and 1993.

                                                              IRON ORE
                                                        TONNAGES IN THOUSANDS
                                                       (GROSS TONS OF PELLETS)
                                                  ---------------------------------        % OF
                                                  AVAILABLE AS OF      PRODUCTION      REQUIREMENTS(1)
                                                   DECEMBER 31,      --------------    -------------
                                                      1994(2)        1994     1993     1994     1993
                                                  ---------------    -----    -----    ----     ----
        INLAND STEEL MINING COMPANY PROPERTY
          Minorca -- Virginia, MN..............        66,000        2,717    2,577     41%      41%
        IRON ORE VENTURES AND LONG-TERM
          PURCHASE CONTRACTS
          Empire (40% owned) -- Palmer, MI;
          Wabush (13.75% owned) -- Wabush,
             Labrador and Pointe Noire, Quebec,
             Canada............................       112,000        3,625    3,513     55       55
                                                  ---------------    -----    -----    ----     ----
             Total Iron Ore....................       178,000        6,342    6,090     96%      96%
                                                   ==========        =====    =====    ====     ====

---------------
(1) Production in excess of requirements was sold or added to stockpile. Requirements in excess of production were purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of Inland Steel Company's coal requirements are satisfied from independent sources, with a portion of such requirements being met under a significant purchase contract. The contract requires Inland Steel Company to purchase (subject to force majeure provisions) a total of 1,270,000 tons of metallurgical and/or steam coal at prices (intended to approximate market) determined with respect to certain cost factors. The term of the contract has been extended through year-end 1995, with the extension covering solely steam coal due to the shutdown of Inland Steel Company's coke batteries in December 1993. During 1994, Inland Steel Company purchased 21% of its coal requirements under such contract, representing 54% of its steam coal requirements.

     Inland Steel Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of Inland Steel Company holds a 50% interest. The PCI facility pulverizes coal for injection into Inland Steel Company's blast furnaces. Inland Steel Company had entered into a contract (subject to force majeure provisions) to purchase 95% of the PCI facility's requirements for injection-quality coal through the term of the contract (which currently extends through year-end 1995 and is subject to extension by mutual agreement of the parties) at prices determined by annual good-faith negotiations. Early in 1994, Inland Steel Company's obligation to purchase coal under this contract was suspended under the contract's force majeure provisions. As a result, 75% of the PCI facility's coal requirements in 1994 were provided through two short-term contracts. The balance of Inland Steel Company's coal requirements was purchased from domestic sources under short-term purchase contracts.

     In December 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. Inland Steel Company entered into a long-term purchase contract extending through July 1999 which requires Inland Steel Company to purchase 1,400,000 tons of coke on an annualized basis through the term of the contract at prices negotiated annually based on certain market determinants. The purchase requirement is subject to force majeure provisions. The term of the contract may be extended by mutual agreement of the parties. During 1994, Inland Steel Company satisfied 72% of its total coke needs under such arrangement. The remainder of its purchased coke requirements was obtained through contracts with independent domestic and foreign sources.

     Inland Steel Company's Michigan limestone and dolomite properties were sold in September 1990. As part of such sale, Inland Steel Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the full amount of its annual limestone needs or one million gross tons, whichever is greater, through 1996, and the annual limestone needs of the Indiana Harbor Works from 1997 through 2002.

     Approximately 65% of the iron ore pellets and virtually all of the limestone received by Inland Steel Company at its Indiana Harbor Works in 1994 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 17% of Inland Steel Company's coal requirements were transported in its hopper cars by unit train in 1994. The remainder of Inland Steel Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 20% of Inland Steel Company's coke requirements in 1994 were transported in its own hopper cars, 40% in leased hopper cars, 26% in independent carrier-owned hopper cars, and 14% in independent carrier-owned river barges.

     See "Energy" below for further information relating to the use of coal in the operations of Inland Steel Company.

Materials Distribution Operations

     The Company's materials distribution operations in the United States are conducted by its wholly owned materials distribution subsidiary, Inland Materials Distribution Group, Inc., through its operating subsidiaries -- Joseph
T. Ryerson & Son, Inc. and J. M. Tull Metals Company, Inc. In August 1990, Ryerson, Tull and Ryerson Coil Processing, a specialized processing unit, were organized into five business units along regional and product lines. Ryerson, on a nationwide basis, and Tull, in the southeastern and south-central United States, each compete with a large number of steel service centers, some of which are affiliated with foreign steelmakers. Competition is primarily on the basis of service, quality and price. The ability to meet just-in-time delivery requirements of customers depends on maintaining adequate inventories and processing capacity and highly trained personnel.

     Depending on location, the Company's materials distribution operations are engaged in the sale of carbon, alloy and stainless steel; aluminum and aluminum alloys; nickel and nickel alloys; copper; brass; specialty metals; and industrial plastics. The materials distribution centers sell products in various forms, including, again depending on location, plate, sheet, coil, wire, rod, bar, tubing, pipe, structural, and expanded metal and grating. During 1994, the Materials Distribution segment shipped approximately 36% of its product (by sales revenue) to machinery manufacturers, 25% to metal producers and fabricators, 10% to transportation equipment producers, 9% to electrical machinery producers, 3% to wholesale distributors, 4% to construction-related purchasers, 3% to metal mills and foundries, and 10% to other customers. Approximately 20% of the tons of product purchased in 1994 by the Materials Distribution segment were from affiliates.

  Joseph T. Ryerson & Son, Inc.

     Ryerson, with business unit headquarters in Philadelphia, Pennsylvania, Chicago, Illinois, and Seattle, Washington, is a leading materials distribution organization. With full-line service centers in 29 major cities,

Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil Processing Company division, headquartered in Chicago, performs processing through five facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

  J. M. Tull Metals Company, Inc.

     Tull is one of the largest distributors of metals in the southeastern United States. Tull and its wholly owned subsidiary, AFCO Metals, Inc., operate 19 service centers and two processing facilities located throughout the southeastern and south-central United States. Tull produces a variety of metal products with value-added processing, including welded steel tubing and roll-formed shapes. Tull's products are sold principally through its own sales staff.

PRODUCT CLASSES

     The following table sets forth the percentage of consolidated net sales, for the five years indicated, contributed by each class of similar products in the Steel Manufacturing segment that accounted for 10% or more of consolidated net sales in such time period. The Materials Distribution segment of the Company did not have any class of similar products that accounted for 10% or more of such sales in any of such years.

                                                     1994      1993      1992      1991      1990
                                                     ----      ----      ----      ----      ----
    Steel Manufacturing Operations
      Sheet, Strip and Plate......................    43 %      45 %      45 %      45 %      43 %
      Bar and Structural..........................     8         7         6         6        10
                                                     ----      ----      ----      ----      ----
    Total Steel Manufacturing Operations..........    51        52        51        51        53
    Materials Distribution Products...............    49        48        49        49        47
                                                     ----      ----      ----      ----      ----
                                                     100 %     100 %     100 %     100 %     100 %
                                                     ====      ====      ====      ====      ====

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1994, are set forth below. Net capital additions during such period aggregated $393 million.

                                                               DOLLARS IN MILLIONS
                                           ------------------------------------------------------------
                                                          RETIREMENTS                       NET CAPITAL
                                           ADDITIONS       OR SALES        ADJUSTMENTS       ADDITIONS
                                           ---------      -----------      -----------      -----------
    1994................................    $ 245.3         $  61.9           $ 2.1           $ 185.5
    1993................................      105.6           143.4            (1.3)            (39.1)
    1992................................       64.4            74.9            (7.4)            (17.9)
    1991................................      140.2            95.3             (.6)             44.3
    1990................................      268.1            49.3             1.4             220.2

     In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of Inland Steel Company. Capital expenditures of $245 million in 1994 include $146 million related to the purchase of the No. 2 Basic Oxygen Furnace Shop caster facility which had previously been leased, including $83 million for the purchase of the equity interest plus assumption of $63 million of caster-related debt. The majority of the remaining capital expenditures was principally for new machinery and equipment related to maintaining or improving operations at the Steel Manufacturing segment.

     In July 1987, a wholly owned subsidiary of Inland Steel Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately one-third is cold-rolled substrate for I/N Kote. The I/N Tek facility, located near New Carlisle, Indiana, became operational in April 1990 and reached its design capability in March 1992. Inland Steel Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of Inland Steel Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of Inland Steel Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 900,000 tons. The electrogalvanizing line began start-up operations in September 1991 and the hot-dip galvanizing line began start-up operations in November 1991; the facility has been operating near design capability since August 1993. Inland Steel Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from Inland Steel Company, which supplies the substrate from the I/N Tek facility and Inland Steel Company's Indiana Harbor Works.

     Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions -- Joint Ventures" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting scheduled to be held on May 24, 1995, and is incorporated by reference into Item 13 of this Report.

     In 1994, the Company and its subsidiaries made capital expenditures of $245 million. Such expenditures principally related to the purchase of the caster facility discussed above, with the majority of the remaining capital expenditures for new machinery and equipment related to maintaining or improving Steel Manufacturing operations. Approximately $224 million was spent for Steel Manufacturing capital projects in 1994, including replacements and renewals. The amount budgeted for 1995 capital expenditures by the Company and its subsidiaries is approximately $190 million. It is anticipated that capital expenditures will be funded from cash generated by operations, cash on hand at year-end 1994, plus possible funding from third-party financing. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1994 was approximately 15,500, of whom approximately 10,200 were employed at Inland Steel Company. The majority of the remaining employees were employed at the Company's materials distribution operations. At year-end, approximately 8,300 of the Company's employees, including 7,800 at Inland Steel Company, were represented by the United Steelworkers of America, of whom approximately 740, including 730 at Inland Steel Company, were on furlough or indefinite layoff. Approximately 900 employees were represented by other unions during 1994. Total employment costs increased from $925 million in 1993 to $950 million in 1994, due primarily to profit-sharing provisions and increased pension expenses, offset in part by reduced health insurance costs.

     Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at both the Company and Inland Steel Company. As a result, employment was reduced by approximately 20% by year-end 1994. The intended 25% reduction was not fully achieved by year-end 1994 principally because Inland Steel Company continued operation of its plate mill employing approximately 600 people. The plate mill will continue to operate as long as it remains economically viable.

     The current labor agreement between Inland Steel Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provides a wage increase of $.50 per hour in 1995, a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million) and a potential bonus of up to $1,000 per employee (approximately $8 million in total) based on Inland Steel Company's achieving $150 million of pre-tax income in 1995 adjusted to exclude the incremental FASB Statement No. 106 costs and such bonus. In addition, all active employees receive an additional week of vacation in 1994 and in 1996. The agreement provides for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. The agreement also provides for election of a Union designee acceptable to the Company to the Company's Board of Directors (one director elected at the May 25, 1994 Annual Meeting of Stockholders is such Union designee), restrictions on the ability of Inland Steel Company to reduce the Union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit-sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

     As of December 31, 1994, the number of active employees at Ryerson was approximately 4,100, of whom approximately 1,100 were covered by collective bargaining agreements. Of those employees covered by collective bargaining agreements, approximately 500 production, maintenance, and transportation employees were represented by the United Steelworkers of America and approximately 330 such employees were represented by the International Brotherhood of Teamsters. The current agreement with the United Steelworkers will expire on July 31, 1996. During 1994, Ryerson reached agreement at eight separate plants (Cincinnati, Cleveland, Dallas, Denver, Detroit, Keelor/Minneapolis, Portland, Seattle) represented by various unions covering 364 employees. These agreements expire on various dates from March 31, 1997 through May 31, 1999. The agreements, as well as the current agreement with the United Steelworkers of America, provide for modest wage increases, lump sum bonuses, pension improvements, and increased employee sharing of health care costs. Ryerson maintains agreements with the Teamsters covering 11 facilities. Teamster agreements expire on various dates during the period beginning April 30, 1995, and ending April 30, 1999. In addition, Ryerson contracts with independent third parties to provide approximately 170 drivers on a leased basis to ten Ryerson facilities. These leased drivers are covered by agreements between the Teamsters and such independent third parties, which agreements expire on March 31, 1998.

FOREIGN OPERATIONS

     In 1994, the Company formed a new subsidiary, Inland International, Inc., to provide materials management and technical services outside of the United States. Subsidiaries of Inland International, Inc. and a Mexican steel company formed Ryerson de Mexico, S.A. de C.V., a joint venture company, to provide services to the Mexican market through 17 service center locations throughout Mexico. Inland International, Inc. also formed a new subsidiary, Inland International Trading, Inc., which is responsible for international purchasing and exporting of materials and services for all of the Company's operations. At year-end 1994, Inland International, Inc. signed letters of understanding to study the feasibility of creating a joint venture in the People's Republic of China. In January 1995, Inland International Trading, Inc. formed I.M.F. Steel International Ltd., a joint venture, in which it holds a 50% interest, to market Company products and services around the world. Substantially all of the Company's operations are located in the United States, and foreign sales are not material. At year-end 1994, investments in foreign operations were not material.

ENVIRONMENT

     The Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of waste material. These include various federal statutes regulating the discharge or release of pollutants to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal actions and could also result in substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the United States Environmental Protection Agency (the "EPA") has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict, joint and several.

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

     By year-end 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated the closure of such remaining coke-making facilities at year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. Inland Steel Company has entered into a long-term contract to satisfy the majority of its coke needs. (See "Raw Materials" above.) In addition, Inland Steel Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing Inland Steel Company's coke needs by approximately 25%. The facility achieved operation at its design capacity by year-end 1994. In addition, during 1994 Inland Steel Company paid stipulated penalties of $184,000 pursuant to the provisions of the EPA consent decree described above in connection with air emissions from the coke facilities.

     Capital spending for pollution control projects totaled $18 million in 1994, up from $7 million in 1993. Another $41 million was spent in 1994 to operate and maintain such equipment, versus $42 million a year earlier. During the five years ended December 31, 1994, the Company has spent $280 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $24 million in 1995. It is anticipated that the Company will make annual capital expenditures of $5 million to $10 million in each of the four years thereafter. In addition, Inland Steel Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the results of operations or financial position of Inland Steel Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which Inland Steel Company is involved.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 69% of the energy consumed by Inland Steel Company at the Indiana Harbor Works in 1994. In recent years Inland Steel Company has purchased varying portions of its coke requirements from outside sources, purchasing approximately 100% in 1994 and 59% in 1993. See "Environment" above for a discussion of coke-making by Inland Steel Company.

     Natural gas and fuel oil supplied approximately 29% of the energy requirements of the Indiana Harbor Works in 1994 and are used extensively by the Company at other facilities that it owns or in which it has an interest. The Company anticipates that utilization of the pulverized coal injection facility (see "Environment" above) will substantially reduce natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and, through Inland Steel Company, generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1994, Inland Steel Company produced approximately 62% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO STEEL MANUFACTURING SEGMENT

Steel Production

     All raw steel made by Inland Steel Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by Inland Steel Company in fee. The basic production facilities of Inland Steel Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line, are held by Inland Steel Company under leasing arrangements. Inland Steel Company purchased the equity interest of the lessor of the No. 2 BOF Shop caster facility and assumed caster-related debt in March 1994, which debt was repaid by year-end 1994. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than such caster facility and the leased equipment, is subject to the lien of the First Mortgage of Inland Steel Company dated April 1, 1928, as amended and supplemented. See "Business Segments -- Steel Manufacturing Operations -- Raw Steel Production and Mill Shipments" in
Item 1 above for further information relating to capacity and utilization of Inland Steel Company's properties. Inland Steel Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in
Item 1 above.

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

     PCI Associates, a partnership in which a subsidiary of Inland Steel Company owns a 50% interest, has constructed a pulverized coal injection facility on land located within the Indiana Harbor Works. Inland Steel Company leases PCI Associates the land upon which the facility is located. Substantially all the property, plant and equipment owned by PCI Associates is subject to a lien securing related indebtedness. The PCI facility is adequate to serve the present and anticipated needs of Inland Steel Company planned for such facility.

     Inland Steel Company owns three vessels for the transportation of iron ore and limestone on the Great Lakes, and a subsidiary of Inland Steel Company owns a fleet of 404 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. See "Business Segments -- Steel Manufacturing Operations -- Raw Materials" in Item 1 above for further information relating to utilization of Inland Steel Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet Inland Steel Company's present and anticipated transportation needs.

     Inland Steel Company also owns and maintains research and development laboratories in East Chicago, Indiana, which facilities are adequate to serve its present and anticipated needs.

Raw Materials Properties and Interests

     Certain information relating to raw materials properties and interests of Inland Steel Company and its subsidiaries is set forth below. See "Business Segments -- Steel Manufacturing Operations -- Raw Materials" in Item 1 above for further information relating to capacity and utilization of such properties and interests.

  Iron Ore

     The operating iron ore properties of Inland Steel Company's subsidiaries and of the iron ore ventures in which Inland Steel Company has an interest are as follows:

                                                                              ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                         (IN THOUSANDS OF
                                                                           GROSS TONS OF
                 PROPERTY                            LOCATION                PELLETS)
------------------------------------------   ------------------------   -------------------
Empire Mine...............................   Palmer, Michigan                  8,100
Minorca Mine..............................   Virginia, Minnesota               2,700
Wabush Mine...............................   Wabush, Labrador and              4,500
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

PROPERTIES OF MATERIALS DISTRIBUTION SEGMENT

Joseph T. Ryerson & Son, Inc.

     Ryerson owns its regional business unit headquarters offices in Chicago and leases regional headquarters offices in West Chester (PA) and Renton (WA). Ryerson/East division maintains materials distribution centers at Buffalo, Carnegie (PA), Charlotte, Chattanooga, Cleveland, Jersey City, Philadelphia, and Wallingford (CT). Ryerson/Central's service centers are in Chicago, Cincinnati, Dallas, Detroit, Houston, Indianapolis, Kansas City, Milwaukee, Plymouth (MN), St. Louis, and Tulsa. Ryerson/West's service centers are in Commerce City (CO), Emeryville (CA), Los Angeles, Phoenix, Portland (OR), Renton (WA), Spokane, and Salt Lake City. Ryerson Coil Processing division's processing facilities are located in Chicago, Marshalltown (IA), Plymouth (MN) and New Hope (MN).

     All of Ryerson's operating facilities are held in fee with the exception of a portion of the property at St. Louis (held under long-term lease), a portion of the property in Portland (held under short-term lease), a satellite facility at Omaha (held under short-term lease), one facility in Chicago (held under short-term lease), two facilities in New Hope (MN) (one partly held in fee and partly under short-term lease, the other held under short-term lease), one facility in Marshalltown (IA) (held under an installment purchase contract) and one facility in Salt Lake City (held under short-term lease). In addition, Ryerson holds in fee approximately 44 acres of unimproved property in Powder Springs (GA), and the approximately 11-acre site of a former operating facility in Allston (MA). Ryerson's properties are adequate to serve its present and anticipated needs.

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

OTHER PROPERTIES

     The Company and certain of its subsidiaries lease, under a long-term arrangement, approximately 63% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois (where the Company's principal executive offices are located), which property interest is adequate to serve the Company's present and anticipated needs. Approximately 33% of such space is under sublease to other parties.

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

ITEM 3. LEGAL PROCEEDINGS.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another three to five years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. Insurance coverage with respect to such corrective actions is not significant. In addition, during 1994, Inland Steel Company paid stipulated penalties of $184,000 pursuant to the provisions of the consent decree in connection with air emissions from its coke facilities.

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

     In 1994, Inland Steel Company entered into an Agreed Order with the Indiana Department of Environmental Management ("IDEM") which resolved all outstanding Notices of Violation and other air emission issues at the Indiana Harbor Works raised by IDEM. The Agreed Order covers air emissions from coke oven batteries, steelmaking facilities and fugitive road dust and required the payment of a $572,000 cash penalty.

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

     Inland Steel Company received a Special Notice of Potential Liability ("Special Notice") from IDEM on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that Inland Steel Company may be a PRP and that Inland Steel Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, Inland Steel Company, along with other PRPs, entered into an Agreed Order with IDEM, pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. Those costs which Inland Steel Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $178,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. Inland Steel Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect Inland Steel Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT.

     Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. All executive officers of the Company, with the exception of H. William Howard, Earl
L. Mason, Maurice S. Nelson, Jr., and Neil S. Novich, have been employed by the Company or a subsidiary of the Company throughout the past five years.

     Set forth below are the executive officers of the Company as of March 1, 1995 and the age of each as of such date. Their principal occupations held presently and during the past five years, including positions and offices held with the Company or a significant subsidiary of the Company, are shown below.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
-----------------------------------   --------------------------------------------------------
Robert J. Darnall, 56..............   Mr. Darnall has been Chairman, President and Chief
  Chairman, President, Chief          Executive Officer of the Company since September 1,
  Executive Officer and Director      1992. A Director of the Company since April 23, 1986, he
                                      became Chairman of the Executive Committee on January 1,
                                      1993. He was President and Chief Operating Officer of
                                      the Company from April 1986 to September 1992. He has
                                      been Chairman of Inland Steel Company since September
                                      1992, was its Chief Executive Officer from September
                                      1992 to January 1995, and was also its President from
                                      November 1987 to September 1992. Mr. Darnall has also
                                      been a Director of Inland Steel Company since April
                                      1983. He was Chairman of Inland Materials Distribution
                                      Group, Inc. (and its predecessor company) from November
                                      1990 to June 1994. Prior to November 1990, he had been
                                      Chairman of the Board of its subsidiaries Joseph T.
                                      Ryerson & Son, Inc. since May 1986 and J. M. Tull Metals
                                      Company, Inc. since July 1986.
Maurice S. Nelson, Jr., 57.........   Mr. Nelson has been Executive Vice President and
  Executive Vice President and        Director of the Company and President and Chief
  Director                            Executive Officer of Inland Steel Company since January
                                      25, 1995. He was Senior Vice President of the Company
                                      and President and Chief Operating Officer of Inland
                                      Steel Company from September 1992 to January 1995. He
                                      also holds the position of President of the Inland Steel
                                      Flat Products Company division of Inland Steel Company,
                                      which he assumed on joining the Company on November 1,
                                      1991. Prior to joining Inland Steel Company, he was
                                      President, Sheet and Plate Division, Aluminum Company of
                                      America ("ALCOA"), from August 1991 to October 1991 and
                                      Vice President, Sheet and Plate Division, ALCOA, from
                                      October 1986 to July 1991.
Neil S. Novich, 40.................   Mr. Novich has been Senior Vice President of the Company
  Senior Vice President               since January 25, 1995, and President and Chief
                                      Operating Officer of Inland Materials Distribution
                                      Group, Chairman and President of Joseph T. Ryerson &
                                      Son, Inc., and Chairman of J.M. Tull Metals Company,
                                      Inc. since June 15, 1994. He also was Vice President of
                                      the Company from June 15, 1994 to January 25, 1995.
                                      Prior to joining the Company, he led the Distribution
                                      and Logistics Practice at Bain & Company, an
                                      international management consulting firm, from 1987 and
                                      was employed by Bain since 1981.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
-----------------------------------   --------------------------------------------------------
Earl L. Mason, 47..................   Mr. Mason has been Senior Vice President of the Company
  Senior Vice President and Chief     since January 25, 1995, and has been its Chief Financial
  Financial Officer                   Officer and President of Inland International, Inc.
                                      since January 24, 1994. He was Vice President of the
                                      Company from January 1994 to January 25, 1995, and was
                                      Vice President -- Finance and Principal Financial
                                      Officer of the Company from June 1991 to January 1994.
                                      Prior to joining the Company, he was Group Executive --
                                      Logistics and Asset Management of Digital Equipment
                                      Corporation (a manufacturer of data processing
                                      equipment) ("Digital") from July 1990 until joining the
                                      Company in June 1991, and Chief Financial Officer for
                                      the European operations of Digital from September 1987
                                      to June 1990.
David B. Anderson, 52..............   Mr. Anderson has been Secretary of the Company and of
  Vice President -- Corporate         Inland Steel Company since January 1, 1994. He also has
  Development, General Counsel and    been General Counsel of the Company since April 23,
  Secretary                           1986, Vice President -- Corporate Development since
                                      January 25, 1995, and was Vice President -- Corporate
                                      Planning from April 1986 to January 1995.
Judd R. Cool, 59...................   Mr. Cool has been Vice President -- Human Resources of
  Vice-President -- Human Resources   the Company since September 21, 1987 and Vice President
                                      -- Human Resources of Inland Steel Flat Products Company
                                      division since January 11, 1993.
Jay E. Dittus, 62..................   Mr. Dittus has been Vice President -- Finance since
  Vice President -- Finance           January 24, 1994. Prior to such appointment, he was
                                      Treasurer of the Company from April 1986 to January
                                      1994, Treasurer of Inland Steel Company from May 1981 to
                                      January 1994, Treasurer of Joseph T. Ryerson & Son, Inc.
                                      from October 1990 to February 1994, Assistant Treasurer
                                      of Joseph T. Ryerson & Son, Inc. from April 1986 to
                                      October 1990, Treasurer of J.M. Tull Metals Company,
                                      Inc. from September 1988 to February 1994, and Assistant
                                      Treasurer of J.M. Tull Metals Company, Inc. from July
                                      1986 to September 1988. He also has been Vice President
                                      of Inland Steel Company since November 1988.
H. William Howard, 60..............   Mr. Howard has been Vice President -- Information
  Vice President -- Information       Technology of the Company since September 1, 1990 and
  Technology                          Vice President -- Automation and Information Technology
                                      of Inland Steel Flat Products Company division since
                                      January 11, 1993. Prior to joining the Company, he was
                                      the Vice President of Information Technology of the
                                      Bechtel Group, Inc. (involved in engineering and
                                      construction) from May 1987 to September 1990.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
-----------------------------------   --------------------------------------------------------
Vicki L. Avril, 40.................   Ms. Avril has been Treasurer of the Company and of
  Treasurer and Director --           Inland Steel Company since January 24, 1994, and
  Corporate Planning                  Treasurer of Inland Materials Distribution Group, Inc.,
                                      Joseph T. Ryerson & Son, Inc. and J.M. Tull Metals
                                      Company, Inc. since February 1994. She also has been
                                      Director -- Corporate Planning since January 25, 1995.
                                      In addition, she was Director of Pension Investments and
                                      Administration from June 1991 to January 1995, Assistant
                                      Treasurer of the Company from May 1993 to January 1994,
                                      and Manager of Distribution Business
                                      Development-Corporate Planning and Development from
                                      February 1990 to June 1991.
James M. Hemphill, 51..............   Mr. Hemphill has been Controller of the Company since
  Controller                          September 15, 1994. He was Director of Financial
                                      Management of the Company from August 1992 to September
                                      1994 and was Director of Taxes of the Company from March
                                      1988 to August 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is listed and traded on the New York Stock Exchange. As of March 13, 1995, the number of holders of record of common stock of the Company was 14,505.

     The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item 7 is set forth in the Financial Review section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and, excluding the tables entitled "Inland Steel Company -- Steel Shipments by Market" and "Inland Materials Distribution Group -- Shipments by Market" and the bar charts entitled "Inland Steel Industries -- Earnings Before Interest, Taxes, and Depreciation," "Inland Steel Industries -- Debt to Total Capitalization," "Inland Steel Company -- Average Price Per Ton," and "Inland Materials Distribution Group -- Quarterly Improvement in Operating Profit" contained therein, is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company called for by this
Item 8, together with the report thereon of the independent accountants dated February 20, 1995, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial

Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and are hereby incorporated by reference herein. The financial statement schedules listed under Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 20, 1995, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Separate consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Report.

     Consolidated quarterly sales, earnings and per share common stock information for 1993 and 1994 are set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this Item 10 with respect to directors of the Company will be set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995, and is hereby incorporated by reference herein. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The information called for by this Item 12 with respect to security ownership of more than five percent of the Company's common stock, Series E ESOP Convertible Preferred Stock and Series F Exchangeable Preferred Stock will be set forth under the caption "Additional Information Relating to Voting Securities" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 24, 1995, and is hereby incorporated by reference herein.

     The following beneficial owners of Series A $2.40 Cumulative Convertible Preferred Stock are the only persons known to the Company to be the beneficial owners (as defined by the Securities and Exchange Commission), as of March 13, 1995, of more than five percent of that class of the Company's voting securities:

                                                                           NUMBER      PERCENT
                             NAME AND ADDRESS                             OF SHARES    OF CLASS
    -------------------------------------------------------------------   ---------    --------
    Joseph H. Campbell.................................................      7,500        7.92
    2003 Country Club Drive
    Midland, TX 79701
    Janice F. McCollough...............................................      7,200        7.60
    5778 Lake Breeze Court
    Sarasota, FL 34233
    Donald F. Reinhardt................................................      5,181        5.47
    24638 Elmhurst Drive
    Elkhart, IN 46517

     (b) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by this Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 1995, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

        1. CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           Report of Independent Accountants dated February 20, 1995.

           Statement of Accounting and Financial Policies.

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1994.

           Consolidated Statement of Cash Flows for the three years ended December 31, 1994.

           Consolidated Balance Sheet at December 31, 1994 and 1993.

           Schedules to Consolidated Financial Statements at December 31, 1994 and 1993, relating to:

               Investments and Advances.

               Property, Plant and Equipment.

               Long-Term Debt.

           Notes to Consolidated Financial Statements.

        2. FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

           Report of Independent Accountants on Financial Statement Schedules dated February 20, 1995. (Included on page 27 of this Report)

           Consent of Independent Accountants. (Included on page 27 of this Report)

           For the years ended December 31, 1994, 1993 and 1992:

               Schedule I -- Condensed Financial Information (Parent Company
               Only). (Included on pages 28 to 30, inclusive, of this Report)

               Schedule II -- Reserves. (Included on page 31 of this Report)

        3. CONSOLIDATED FINANCIAL STATEMENTS OF INLAND MATERIALS DISTRIBUTION GROUP, INC.

           The consolidated financial statements listed below are set forth in Appendix A on pages A-1 to A-13 inclusive, of this Report.

           Report of Independent Accountants dated February 20, 1995. (Page A-2)

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1994. (Page A-3)

           Consolidated Statement of Cash Flows for the three years ended December 31, 1994. (Page A-4)

           Consolidated Balance Sheet at December 31, 1994 and 1993. (Page A-5)

           Statement of Accounting and Financial Policies. (Page A-6)

           Notes to Consolidated Financial Statements. (Pages A-7 to A-13, inclusive)

        4. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

     (C) EXHIBITS.

   3.(i)            Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit 3.(i) to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1994, and incorporated by reference herein.)
   3.(ii)           Copy of By-laws, as amended, of the Company.
   4.A              Copy of Certificate of Designations, Preferences and Rights of Series
                    A $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as
                    part of Exhibit B to the definitive Proxy Statement of Inland Steel
                    Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986, and incorporated by reference herein.)
   4.B              Copy of Certificate of Designation, Preferences and Rights of Series D
                    Junior Participating Preferred Stock of the Company. (Filed as Exhibit
                    4-D to the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1987, and incorporated by reference herein.)
   4.C              Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National
                    Bank of Chicago, as Rights Agent (Harris Trust and Savings Bank, as
                    successor Rights Agent). (Filed as

                    Exhibit 1 to the Company's Current Report on Form 8-K filed on May 24,
                    1989, and incorporated by reference herein.)
      4.D           Copy of Certificate of Designations, Preferences and Rights of Series E
                    ESOP Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F to
                    the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1989, and incorporated by reference herein.)
      4.E           Copy of Certificate of Designations, Preferences and Rights of Series F
                    Exchangeable Preferred Stock of the Company. (Filed as Exhibit 4(b) to
                    the Company's Current Report on Form 8-K filed on December 18, 1989, and incorporated by reference herein.)
      4.F           Copy of Indenture dated as of December 15, 1992, between the Company and
                    Harris Trust and Savings Bank, as Trustee, respecting the
                    Company's $150,000,000 12- 3/4% Notes due December 15, 2002. (Filed as
                    Exhibit 4-G to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
      4.G           Copy of First Mortgage Indenture, dated April 1, 1928, between Inland
                    Steel Company (the "Steel Company") and First Trust and Savings Bank and
                    Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b),
                    B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration
                    Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
                    filed with Steel Company's Registration Statement on Form E-1 (No.
                    2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel
                    Company's Current Report on Form 8-K, dated February 8, 1937; (v)
                    Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on
                    Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel
                    Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit
                    B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's
                    Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit
                    1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel
                    Company's Current Report on Form 8-K for the month of March, 1952; (xi)
                    Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current
                    Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January,
                    1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form
                    8-K for the month of December, 1967; (xv) the Exhibit filed with Steel
                    Company's Current Report on Form 8-K for the month of April, 1969; (xvi)
                    the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form
                    8 to Steel Company's Current Report on Form 8-K for the month of April,
                    1974; (xviii) Exhibit B, filed with Steel Company's Current Report on
                    Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with
                    Steel Company's Current Report on Form 8-K for the month of January,
                    1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form
                    8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
                    Report on

                    Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
                    Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii)
                    Exhibit 4 filed with Steel Company's Current Report on form 8-K dated
                    June 23, 1993.
      4.H           Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
                    1928, between Inland Steel Company and First Trust and Savings Bank and
                    Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth
                    Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration
                    Statement No. 2-9443, and incorporated by reference herein.)
                    [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
    10.A*           Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as amended.
                    (Filed as Exhibit 10.A to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1993, and incorporated by reference herein).
    10.B*           Copy of Inland Steel Industries, Inc. Special Achievement Award Plan.
                    (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1987, and incorporated by reference herein.)
    10.C*           Copy of Inland 1984 Incentive Stock Plan, as amended.
    10.D*           Copy of Inland 1988 Incentive Stock Plan, as amended.
    10.E*           Copy of Inland 1992 Incentive Stock Plan, as amended.
    10.F*           Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.
                    (Filed as Exhibit 10-H to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1989, and incorporated by reference herein.)
    10.G*           Copy of Inland 1992 Stock Plan for Non-Employee Directors. (Filed as
                    Exhibit B to the Company's definitive Proxy Statement dated March 16,
                    1992 that was furnished to stockholders in connection with the annual meeting held April 22, 1992, and incorporated by reference herein.)
    10.H*           Copy of Inland Steel Industries Supplemental Retirement Benefit Plan for
                    Covered Employees, as amended. (Filed as Exhibit 10.I to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)
    10.I*           Copy of Inland Steel Industries Special Retirement Benefit Plan for
                    Covered Employees, as amended. (Filed as Exhibit 10.J to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)
    10.J*           Copy of the Inland Steel Industries Deferred Compensation Plan for
                    Certain Employees, as amended.
    10.K*           Copy of Inland Steel Industries Deferred Compensation Plan for Directors,
                    as amended. (Filed as Exhibit 10-L to the Company's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
    10.L*           Copy of Inland Steel Industries Director Retirement Plan. (Filed as
                    Exhibit 10.M to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

10.M*               Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit
                    10-F to Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, and incorporated by reference herein.)
10.N.(1)*           Copy of form of Severance Agreement dated June 28, 1989 between the
                    Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as
                    Exhibit 10-O-(1) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)
10.N.(2)*           Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.N.(1)
                    hereof.
10.N.(3)*           Copy of Severance Agreement dated June 28, 1989 between the Company and
                    Judd R. Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)
10.N.(4)*           Copy of Severance Agreement dated September 4, 1990 between the Company and H. William Howard. (Filed as Exhibit 10-M-(5) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.N.(5)*           Copy of Severance Agreement dated June 26, 1991 between the Company and
                    Earl L. Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report
                    on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference herein.)
10.N.(6)*           Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
10.N.(7)*           Copy of Severance Agreement dated March 23, 1994 between the Company and
                    Vicki L. Avril. (Filed as Exhibit 10.O.(8) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)
10.N.(8)*           Copy of Employment Agreement dated as of April 8, 1994 between the
                    Company and Neil S. Novich.
10.N.(9)*           Copy of Severance Agreement dated as of April 8, 1994 between the Company and Neil S. Novich.
10.O.(1)*           Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)
10.O.(2)*           Copy of letter agreement dated November 23, 1987 between the Company and
                    Judd R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)
10.O.(3)*           Copy of letter agreement dated December 10, 1993 between the Company and
                    Judd R. Cool restating certain provisions of the September 2, 1987 and
                    November 23, 1987 letters in Exhibits 10.O.(1) and (2). (Filed as Exhibit
                    10.P.(3) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

 10.P*              Copy of letter to H. William Howard dated July 17, 1990 relating to terms and conditions of employment. (Filed as Exhibit 10-P to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
 10.Q*              Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference herein.)
 10.R*              Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
 10.S*              Copy of Letter of Credit with respect to the Supplemental and Special
                    Retirement Benefit Plan obligations of the Company to W. Gordon Kay.
                    (Filed as Exhibit 10.T to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1993, and incorporated by reference herein.)
 10.T               Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
                    Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
                    Exhibit 4-G to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1989, and incorporated by reference herein.)
 10.U.(1)           Copy of Letter Agreement dated December 18, 1989 among the Company,
                    Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS
                    Finance III, Inc. of 185,000 shares of Series F Exchangeable Preferred
                    Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current
                    Report on Form 8-K filed on December 18, 1989, and incorporated by reference herein.)
 10.U.(2)           Copy of Steel Technology Agreement dated as of July 14, 1989 between
                    Inland Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2) to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1989, and incorporated by reference herein.)
 10.U.(3)           Copy of Basic Agreement dated as of July 21, 1987 between the Company and
                    Nippon Steel Corporation relating to the I/N Tek joint venture. (Filed as
                    Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(4)           Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek,
                    Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek,
                    Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
                    relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1989, and incorporated by reference herein.)
 10.U.(5)           Copy of Basic Agreement dated as of September 12, 1989 between the
                    Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

 10.U.(6)           Copy of Partnership Agreement dated as of September 12, 1989 between ISC
                    Kote, Inc. (an indirectly wholly owned subsidiary of the Company) and NS
                    Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
                    Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit
                    10-S-(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(7)           Copy of Substrate Supply Agreement dated as of September 12, 1989 between
                    Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(8)           First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
 10.U.(9)           Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and
                    Nippon Steel Corporation relating to partner loans. (Filed as Exhibit
                    10-R-(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(10)           First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(11)           Letter Agreement dated as of April 19, 1990 between the Company and
                    Nippon Steel Corporation relating to capital contributions to I/N Tek.
                    (Filed as Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(12)           Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit
                    10-R-(12) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(13)           CCM Override Amendment dated as of April 20, 1990 among the Company;
                    Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek;
                    NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit
                    10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.V                Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
                    Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
                    Exhibit 10-T to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1990, and incorporated by reference herein.)
10.W                Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7,
                    1989, between the Company and Harris Trust and Savings Bank, as ESOP
                    Trustee. (Filed as Exhibit 10-P to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1989, and incorporated by reference herein.)
10.X                Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as
                    Exhibit 10-U to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

     10.Y           Letter Agreement dated May 10, 1991 by and between Nippon Steel
                    Corporation and Inland Steel Industries, Inc. relating to Letter
                    Agreement dated December 18, 1989. (Filed as Exhibit 10-V to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    1991, and incorporated by reference herein.)
       11           Statement of Earnings per Share of Common Stock.
       13           Information incorporated by reference from Annual Report to Stockholders for the fiscal year ended December 31, 1994.
       21           List of certain subsidiaries of the Company.
       23           Consent of Independent Accountants, appearing on page 27 of this Annual
                    Report on Form 10-K.
       24           Powers of attorney.
       27           Financial Data Schedules.
       99           Letter to stockholders of common stock of the Company dated December 22,
                    1987 explaining Stockholder Rights Plan adopted by Board of Directors on
                    November 25, 1987. (Filed as Exhibit 3 to the Company's Current Report on
                    Form 8-K filed on December 18, 1987, and incorporated by reference herein.)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Inland Steel Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 20, 1995 appearing on page 34 of the 1994 Annual Report to Stockholders of Inland Steel Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                            PRICE WATERHOUSE LLP

Chicago, Illinois
February 20, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902); Registration Statement on Form S-8 (No. 33-32504); and Post-Effective Amendment No. 2 to Form S-8 Registration Statement (No. 33-6627) of Inland Steel Industries, Inc. of our report dated February 20, 1995, appearing on page 34 of the 1994 Annual Report to Stockholders of Inland Steel Industries, Inc. which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

                                            PRICE WATERHOUSE LLP

Chicago, Illinois
March 28, 1995

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule I -- Condensed Financial Information
                             (Parent Company Only)

                            STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                     1994       1993       1992
                                                                    ------     ------     -------
Income:
  Intercompany interest income...................................   $ 10.0     $ 18.5     $  15.9
  Equity in income (losses) of subsidiaries......................    109.6      (34.4)     (868.9)
  Interest income and other revenue..............................      4.4        1.2         2.0
                                                                    ------     ------     -------
                                                                     124.0      (14.7)     (851.0)
Expenses:
  Interest and other expenses....................................     22.9       22.6        10.1
  Intercompany interest expense..................................      2.1        2.4         1.6
                                                                    ------     ------     -------
                                                                      25.0       25.0        11.7
Income (loss) before income taxes................................     99.0      (39.7)     (862.7)
Provision for income taxes.......................................      8.4Cr.     2.1Cr.      6.5Cr.
                                                                    ------     ------     -------
Income (loss) before cumulative effect of changes in accounting
  principles.....................................................    107.4      (37.6)     (856.2)
Cumulative effect of changes in accounting principles:
  Adoption of FASB Statement No. 109 (Accounting for Income
     Taxes)......................................................     --         --          47.2
  Adoption of FASB Statement No. 106 (Employers' Accounting for
     Postretirement Benefits other than Pensions)................     --         --          (6.6)
                                                                    ------     ------     -------
Net income (loss)................................................   $107.4     $(37.6)    $(815.6)
                                                                    ======     ======     =======

---------------
Cr. = Credit

           See Notes to Consolidated Financial Statements in Item 8.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule I -- Condensed Financial Information
                             (Parent Company Only)

                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   1994        1993        1992
                                                                  -------     -------     -------
OPERATING ACTIVITIES
Net income (loss)..............................................   $ 107.4     $ (37.6)    $(815.6)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
     Equity in undistributed earnings of subsidiaries..........    (109.6)       34.4       868.9
     Depreciation..............................................        .6          .6          .7
     Deferred income taxes.....................................       3.2        11.5       (45.2)
     Deferred employee benefit cost............................       2.3          .1          .7
     Stock issued for coverage of employee benefit plans.......      35.0        19.1        13.4
     Change in: Intercompany accounts..........................      (7.8)      183.6       (73.0)
                 Notes receivable..............................       (.3)         .2          .4
                 Accounts payable..............................      (1.8)       (1.9)         .5
                 Accrued liabilities...........................      (3.2)         .3         7.2
     Other deferred items......................................      (1.4)       (3.0)        (.9)
                                                                  -------     -------     -------
       Net adjustments.........................................     (83.0)      244.9       772.7
                                                                  -------     -------     -------
       Net cash provided from (used for) operating
          activities...........................................      24.4       207.3       (42.9)
                                                                  -------     -------     -------
INVESTING ACTIVITIES
Net investments in subsidiaries................................    (120.5)     (312.1)      (76.0)
Dividends received from subsidiaries...........................      25.8        25.8        24.4
Capital expenditures...........................................       (.2)      --          --
                                                                  -------     -------     -------
       Net cash used for investing activities..................     (94.9)     (286.3)      (51.6)
                                                                  -------     -------     -------
FINANCING ACTIVITIES
Sale of common stock...........................................     --          178.7        97.9
Long-term debt issued..........................................     --          --          145.4
Long-term debt retired.........................................      (7.8)       (7.1)       (6.6)
Dividends paid.................................................     (32.2)      (35.7)      (35.8)
Acquisition of treasury stock..................................      (4.0)       (9.5)       (3.5)
                                                                  -------     -------     -------
       Net cash provided from (used for) financing
          activities...........................................     (44.0)      126.4       197.4
                                                                  -------     -------     -------
Net increase (decrease) in cash and cash equivalents...........    (114.5)       47.4       102.9
Cash and cash equivalents -- beginning of year.................     204.8       157.4        54.5
                                                                  -------     -------     -------
Cash and cash equivalents -- end of year.......................   $  90.3     $ 204.8     $ 157.4
                                                                  =======     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule I -- Condensed Financial Information
                             (Parent Company Only)

                                 BALANCE SHEET
                         AT DECEMBER 31, 1994 AND 1993
                 (DOLLARS IN MILLIONS -- EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             1994        1993
                                                                           --------     -------
ASSETS
Current Assets:
     Cash and cash equivalents..........................................   $   90.3     $ 204.8
     Receivables from subsidiary companies..............................      107.1        99.3
     Deferred income taxes..............................................         .3          .3
     Notes receivable...................................................         .3       --
                                                                           --------     -------
       Total current assets.............................................      198.0       304.4
Investment in subsidiary companies......................................      817.7       614.2
Investment in Nippon Steel Corporation, net of valuation allowances of
  $3.5 and $5.1, respectively...........................................       11.1         9.5
Property, net of accumulated depreciation of $6.7 and $6.1,
  respectively..........................................................        2.4         2.8
Deferred income taxes...................................................       15.8        16.3
Deferred charges and other assets.......................................        7.4         7.8
                                                                           --------     -------
       Total assets.....................................................   $1,052.4     $ 955.0
                                                                            =======     =======
LIABILITIES
Current Liabilities:
     Accounts payable...................................................   $    7.2     $   9.0
     Accrued liabilities................................................       14.6        17.8
     Long-term debt due within one year.................................        8.3         7.7
                                                                           --------     -------
       Total current liabilities........................................       30.1        34.5
Long-term debt..........................................................      265.2       273.6
Deferred employee benefits..............................................       18.6        16.3
Deferred income.........................................................        6.4         7.2
                                                                           --------     -------
       Total liabilities................................................      320.3       331.6
                                                                           --------     -------
TEMPORARY EQUITY
Redeemable preferred stock, Series F, $1.00 par value, 185,000 shares
  issued and outstanding, redeemable at $1,000 per share................      185.0       185.0
Common stock repurchase commitment......................................       37.9        40.8
                                                                           --------     -------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series including Series F, aggregate liquidation value $154.9 in 1994
  and $230.6 in 1993....................................................        3.2         4.7
Common stock, $1.00 par value; authorized -- 100,000,000 shares; issued
  -- 50,556,350 shares for 1994 and 47,854,208 shares for 1993..........       50.6        47.9
Capital in excess of par value..........................................    1,088.0     1,106.4
Accumulated deficit.....................................................     (292.4)     (371.9)
Unearned compensation -- ESOP...........................................     (100.5)     (112.2)
Common stock repurchase commitment......................................      (37.9)      (40.8)
Treasury stock at cost -- common stock of 6,006,122 shares in 1994 and
  6,767,139 shares in 1993..............................................     (200.9)     (236.5)
Cumulative translation adjustment.......................................        (.9)      --
                                                                           --------     -------
       Total stockholders' equity.......................................      509.2       397.6
                                                                           --------     -------
       Total liabilities, temporary equity, and stockholders' equity....   $1,052.4     $ 955.0
                                                                            =======     =======

Maturities of Long-Term Debt due within five years are: $8.3 million in 1995, $9.0 million in 1996, $9.7 million in 1997, $10.5 million in 1998, and $11.5 million in 1999.
           See Notes to Consolidated Financial Statements in Item 8.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             SCHEDULE II--RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PROVISIONS FOR ALLOWANCES
                             CLAIMS AND DOUBTFUL ACCOUNTS
                ------------------------------------------------------
   YEARS        BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
   ENDED        BEGINNING       CHARGED         FROM          END OF
DECEMBER 31      OF YEAR       TO INCOME      RESERVES         YEAR
-----------     ----------     ---------     ----------     ----------
    1994          $ 28.2         $ 5.8         $ (2.4)(A)     $ 24.9
                                                 (6.7)(B)
    1993          $ 23.2         $14.4         $ (3.7)(A)     $ 28.2
                                                 (5.7)(B)
    1992          $ 30.2         $ 6.9         $ (7.6)(A)     $ 23.2
                                                 (6.3)(B)

---------------
NOTES:
(A) Bad debts written off during year.
(B) Allowances granted during year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND STEEL INDUSTRIES, INC.

                                            By:         ROBERT J. DARNALL
                                               --------------------------------
                                                       Robert J. Darnall
                                                    Chairman, President and
                                                    Chief Executive Officer

Date: March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                        DATE
------------------------------------   --------------------------------------------------------

         ROBERT J. DARNALL              Chairman, President and Chief         March 28, 1995
------------------------------------      Executive Officer and
         Robert J. Darnall                       Director

           EARL L. MASON                Senior Vice President and             March 28, 1995
------------------------------------      Chief Financial Officer
           Earl L. Mason                   (Principal Financial
                                                 Officer)

          JAMES M. HEMPHILL             Controller and Principal              March 28, 1995
------------------------------------       Accounting Officer
         James M. Hemphill

          A. Robert Abboud                       Director
           James W. Cozad                        Director
         James A. Henderson                      Director
         Robert B. McKersie                      Director               By:  DAVID B. ANDERSON
       Maurice S. Nelson, Jr.                    Director                  --------------------
         Donald S. Perkins                       Director                    David B. Anderson
          Joshua I. Smith                        Director                     Attorney in-fact
          Nancy H. Teeters                       Director                     March 28, 1995
          Raymond C. Tower                       Director
          Arnold R. Weber                        Director

                                                                      APPENDIX A

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY-OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                        ITEM                                            PAGE
-------------------------------------------------------------------------------------   ----
Report of Independent Accountants....................................................   A-2
Consolidated Statements of Operations and Reinvested Earnings for the three years
  ended December 31, 1994............................................................   A-3
Consolidated Statement of Cash Flows for the three years ended December 31, 1994.....   A-4
Consolidated Balance Sheet at December 31, 1994 and 1993.............................   A-5
Statement of Accounting and Financial Policies.......................................   A-6
Notes to Consolidated Financial Statements...........................................   A-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Inland Materials Distribution Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing on page A-1 present fairly, in all material respects, the financial position of Inland Materials Distribution Group, Inc. (a wholly-owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 5 and 6 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
February 20, 1995

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      YEARS ENDED DECEMBER 31
                                                                  --------------------------------
                                                                    1994        1993        1992
                                                                  --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
  Net Sales....................................................   $2,197.5    $1,893.3    $1,716.6
                                                                  --------    --------    --------
  Operating costs and expenses:
     Cost of goods sold (excluding depreciation)...............    1,927.7     1,663.8     1,516.1
     Selling, general and administrative expenses..............      142.1       144.4       145.5
     Depreciation and amortization.............................       21.2        20.6        20.1
     State, local and miscellaneous taxes......................        8.4         8.1         7.8
                                                                  --------    --------    --------
       Total...................................................    2,099.4     1,836.9     1,689.5
                                                                  --------    --------    --------
  Operating profit.............................................       98.1        56.4        27.1
  Other expense:
     General corporate expense.................................        7.2         7.4         8.4
     Interest expense, net of interest income..................        2.6        10.9        12.8
                                                                  --------    --------    --------
     Income before income taxes................................       88.3        38.1         5.9
     Provision for income taxes (Note 6).......................       35.0        11.4         2.6
                                                                  --------    --------    --------
     Income before cumulative effect of changes in
       accounting principles...................................       53.3        26.7         3.3
     Cumulative effect of changes in accounting principles
       (Notes 5 and 6).........................................         --          --       (84.1)
                                                                  --------    --------    --------
     Net income (loss).........................................   $   53.3    $   26.7    $  (80.8)
                                                                   =======     =======     =======
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
Balance at beginning of year...................................   $   32.1    $    5.4    $   86.2
Net income (loss) for the year.................................       53.3        26.7       (80.8)
                                                                  --------    --------    --------
Reinvested earnings at end of year.............................   $   85.4    $   32.1    $    5.4
                                                                   =======     =======     =======

        The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                          INCREASE (DECREASE)
                                                                                IN CASH
                                                                        YEARS ENDED DECEMBER 31
                                                                       --------------------------
                                                                        1994      1993      1992
                                                                       ------    ------    ------
OPERATING ACTIVITIES
  Net income (loss).................................................   $ 53.3    $ 26.7    $(80.8)
                                                                       ------    ------    ------
  Adjustments to reconcile net income (loss) to net cash provided from
     (used for) operating activities:
       Depreciation and amortization................................     21.2      20.6      20.1
       Net loss (gain) on sales of assets...........................      (.5)      (.1)       .5
       Deferred employee benefit cost, including cumulative effect
        of change in accounting principle...........................      3.9       3.9     121.5
       Deferred income taxes, including cumulative effect of change
        in accounting principle.....................................       .7      (8.3)    (31.9)
       Change in: Receivables.......................................    (31.1)    (22.8)      2.7
            Inventories.............................................      5.7     (18.2)      (.1)
            Other assets............................................     (1.6)       --        --
            Accounts payable........................................     22.6     (31.5)     10.0
            Payable to related companies............................      5.8       1.7       2.4
            Accrued liabilities.....................................      (.3)      2.7       1.7
                                                                       ------    ------    ------
          Net adjustments...........................................     26.4     (52.0)    126.9
                                                                       ------    ------    ------
          Net cash provided from (used for) operating activities....     79.7     (25.3)     46.1
                                                                       ------    ------    ------
INVESTING ACTIVITIES
  Capital expenditures..............................................    (20.4)    (19.3)     (9.3)
  Proceeds from the sales of assets.................................      5.8        .9        .5
                                                                       ------    ------    ------
          Net cash used for investing activities....................    (14.6)    (18.4)     (8.8)
                                                                       ------    ------    ------
FINANCING ACTIVITIES
  Long-term debt issued.............................................       --       7.5        --
  Long-term debt retired............................................     (4.9)     (5.3)     (6.2)
  Capital contribution from Inland Steel Industries.................       --     150.0        --
  Change in notes to and from related companies.....................    (87.2)    (79.0)    (31.1)
                                                                       ------    ------    ------
          Net cash provided from (used for) financing activities....    (92.1)     73.2     (37.3)
                                                                       ------    ------    ------
  Net (decrease) increase in cash and cash equivalents..............    (27.0)     29.5        --
  Cash and equivalents -- beginning of year.........................     29.5        --        --
                                                                       ------    ------    ------
  Cash and equivalents -- end of year...............................   $  2.5    $ 29.5    $   --
                                                                       ======    ======    ======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the year for:
     Interest, net of amount capitalized............................   $  2.9    $ 11.3    $ 13.5
     Income taxes, net..............................................     30.5      22.6      (4.6)

        The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                              AT DECEMBER 31
                                                                             -----------------
                                                                              1994       1993
                                                                             ------     ------
ASSETS
Current assets:
  Cash and cash equivalents...............................................   $  2.5     $ 29.5
  Receivables less provision for allowances, claims and doubtful accounts
     of $6.3 and $5.5, respectively.......................................    227.1      196.0
  Inventories (Note 1)....................................................    273.2      278.9
  Notes receivable from related companies.................................     57.6         --
  Deferred income taxes (Note 6)..........................................     13.0       11.8
                                                                             ------     ------
       Total current assets...............................................    573.4      516.2
                                                                             ------     ------
Property, plant and equipment, at cost:
  Buildings, machinery and equipment......................................    433.9      427.4
  Land and land improvements..............................................     27.7       27.8
                                                                             ------     ------
                                                                              461.6      455.2
  Less accumulated depreciation...........................................    209.1      198.0
                                                                             ------     ------
                                                                              252.5      257.2
                                                                             ------     ------
Excess of cost over net assets acquired...................................     25.0       26.4
Deferred income taxes (Note 6)............................................     26.6       28.5
Other assets..............................................................      1.6         --
                                                                             ------     ------
       Total assets.......................................................   $879.1     $828.3
                                                                             ======     ======
LIABILITIES
Current liabilities:
  Accounts payable, including outstanding checks in excess of funds on
     deposit..............................................................   $ 99.8     $ 77.2
  Payables to related companies:
     Notes................................................................       --       29.6
     Other................................................................     14.8        9.0
  Accrued Liabilities:
     Salaries and wages...................................................     17.6       17.1
     Taxes other than Federal income taxes................................      7.4        7.5
     Other................................................................      3.3        4.0
  Long-term debt due within one year......................................      4.7        5.0
                                                                             ------     ------
       Total current liabilities..........................................    147.6      149.4
                                                                             ------     ------
Long-term debt (Note 3)...................................................     23.6       28.2
Deferred employee benefits and other liabilities (Note 5).................    127.9      124.0
                                                                             ------     ------
       Total liabilities..................................................    299.1      301.6
                                                                             ------     ------
STOCKHOLDER'S EQUITY
  Common stock, par value $1.00; 3,000 shares authorized; one share
     issued...............................................................       --         --
  Additional paid-in capital (Note 7).....................................    494.6      494.6
  Earnings reinvested in the business.....................................     85.4       32.1
                                                                             ------     ------
       Total stockholder's equity.........................................    580.0      526.7
                                                                             ------     ------
       Total liabilities and stockholder's equity.........................   $879.1     $828.3
                                                                             ======     ======

        The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     The following briefly describes the Company's principal accounting and financial policies.

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

Excess of cost over net assets acquired

     The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on the straight-line method over a 25-year period. Accumulated amortization of goodwill totaled $8.8 million at December 31, 1994 and $7.5 million at December 31, 1993.

Benefits for retired employees

     Pension benefits are provided by the Company to substantially all employees under a trusteed noncontributory plan of Inland Steel Industries, Inc. ("Industries"). Life insurance and certain medical benefits are provided for substantially all retired employees.

     The estimated costs of pension, medical, and life insurance benefits are determined annually by consulting actuaries. With the adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992, the cost of health care benefits for retirees, previously recognized as incurred, is now being accrued during their term of employment (see Note 5). Pensions are funded in accordance with ERISA requirements in a trust established under the plan. Costs for retired employee medical benefits and life insurance are funded when claims are submitted.

Cash and cash equivalents

     Cash management activities are performed by the Company's parent, Inland Steel Industries, Inc., to which cash is periodically transferred. Cash equivalents are highly liquid, short-term investments with maturities of three months or less.

Income taxes

     Effective January 1, 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (see Note 6).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTE 1. INVENTORIES

     The Company's inventories consist principally of finished steel, nonferrous metals and industrial plastic products for sale at service center locations.

     The difference between LIFO values and approximate replacement costs for the LIFO inventories was $132.6 million at December 31, 1994 and $106.0 million at December 31, 1993.

NOTE 2. BORROWING ARRANGEMENTS

     At December 31, 1994 and 1993, the Company's subsidiaries had available two unused credit facilities totaling $125 million. Each facility requires compliance with various financial covenants including minimum net worth and leverage ratio tests. The covenants also limit the amount of cash that the Company can transfer to Industries in the form of dividends and other advances.

     A $100 million unsecured credit agreement between Joseph T. Ryerson and Son, Inc. and a group of banks provides a revolving credit facility to March 31, 1995. A new agreement extending the maturity of this credit facility for five years and increasing the amount to $200 million has been approved by the banks, subject to final documentation.

     J. M. Tull Metals Company, Inc. has a $25 million unsecured revolving credit agreement with other banks, which extends to December 15, 1997.

NOTE 3. LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                         1994        1993
                                                                         -----       -----
                                                                            DOLLARS IN
                                                                             MILLIONS
    JOSEPH T. RYERSON & SON, INC.
      Industrial Revenue Bond, floating interest rate set weekly based
         on 13-week Treasury bills, due November 1, 2007..............   $ 7.0       $ 7.0
      Other long-term debt, 10.25%, due through November 30, 1997.....     1.8         1.9
    J. M. TULL METALS COMPANY, INC.
      Senior Notes, 9.43%, due through July 29, 1997..................    10.7        14.3
      Term note, LIBOR plus 62.5 basis points per annum, due through
         August 17, 1998..............................................     7.1         7.4
      Industrial Revenue Bonds, interest rates ranging from 6.5% to
         9.875%, due through January 1, 1997..........................     1.4         2.1
      Other...........................................................      .3          .5
                                                                         -----       -----
                                                                          28.3        33.2
      Less maturities due within one year.............................     4.7         5.0
                                                                         -----       -----
         Long-term debt...............................................   $23.6       $28.2
                                                                         =====       =====

     Maturities of long-term debt are: $4.7 million in 1995, $4.7 million in 1996, $5.6 million in 1997, $6.3 million in 1998, and $7.0 million in 2007.

     Under the provisions of certain loan agreements, the Company is required to maintain specified amounts of working capital and net worth, as outlined in the agreements, and is restricted as to dividends that may be paid to Industries.

     Property with a net recorded carrying value of approximately $16.0 million at December 31, 1994 is pledged as collateral on the industrial revenue bonds and mortgage loans.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 4. DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Derivatives

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. The Company has entered into an interest rate swap agreement to reduce the impact of changes in LIBOR on its $7.1 million term note. At December 31, 1994 the Company had outstanding an interest rate swap agreement with the bank having a notional principal amount equal to the outstanding principal of the related term note. This agreement effectively changes the Company's interest rate exposure on its term note to a fixed rate of 5.925%. The interest rate swap matures August 17, 1998. Gains and losses associated with this hedging transaction become part of the interest expense of the related debt. The Company is exposed to potential credit loss in the event of nonperformance by the bank; however, the Company does not anticipate such nonperformance.

Cash and Cash Equivalents

     The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Long-term Debt

     The estimated fair value of the Company's long-term debt (including current portions thereof) using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $27.4 million at December 31, 1994 and $33.9 million at December 31, 1993 as compared with the carrying value of $28.3 million and $33.2 million included in the balance sheet at year-end 1994 and 1993, respectively.

NOTE 5. RETIREMENT BENEFITS

Pensions

     The Inland Steel Industries Pension Plan and Pension Trust (the "Plan"), covers certain employees, retirees and their beneficiaries of Industries and its subsidiaries, including the Company. The Plan is a noncontributory defined benefit plan that provides benefits based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay level or on job class) for all other wage employees, including employees under collective bargaining agreements. Because the fair value of pension plan assets pertains to all participants in the Plan, no separate determination is made solely with respect to the Company. At year-end 1994 and 1993, the actuarial

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

present value of benefits for service rendered to date and the fair value of plan assets available for benefits for the Industries consolidated group were as follows:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                            DOLLARS IN
                                                                             MILLIONS
    Fair value of plan assets.........................................   $1,652     $1,794
                                                                         ------     ------
    Actuarial present value of benefits for service rendered to date:
      Accumulated Benefit Obligation based on compensation to date....    1,641      1,960
      Additional benefits based on estimated future compensation
         levels.......................................................       98        117
                                                                         ------     ------
      Projected Benefit Obligation....................................    1,739      2,077
                                                                         ------     ------
    Plan asset shortfall to Projected Benefit Obligation..............   $  (87)    $ (283)
                                                                         ======     ======

     In 1993, Industries recorded an additional minimum pension liability of $122.1 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed. Neither was required in 1994.

     A weighted average discount (settlement) rate of 8.80% in 1994 and 7.25% in 1993 was used in the determination of the actuarial present value of benefits.

     The Company recorded net pension charges of $1.9 million in 1994 and $.1 million in 1993, and a credit of $.4 million in 1992.

     The cost of other industry welfare and retirement funds, for bargaining unit employees, was $2.6 million in 1994, $2.9 million in 1993, and $2.5 million in 1992.

Benefits Other Than Pensions

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits.

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

     The amount of net periodic postretirement benefit cost for 1994, 1993 and 1992 is composed of the following:

                                                                   1994      1993      1992
                                                                   -----     -----     -----
                                                                      DOLLARS IN MILLIONS
    Service cost................................................   $ 2.7     $ 3.2     $ 3.2
    Interest cost...............................................     7.3       8.0      11.1
    Net amortization and deferral...............................    (2.0)     (1.9)       --
                                                                   -----     -----     -----
         Total net periodic postretirement benefit cost.........   $ 8.0     $ 9.3     $14.3
                                                                   =====     =====     =====

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                            DOLLARS IN
                                                                             MILLIONS
    Accumulated postretirement benefit obligation attributable to:
         Retirees.....................................................   $ 44.4     $ 51.0
         Fully eligible plan participants.............................     15.9       19.5
         Other active plan participants...............................     24.9       25.8
                                                                         ------     ------
         Accumulated postretirement benefit obligation................     85.2       96.3
    Unrecognized net gain.............................................     33.7       18.4
    Unrecognized prior service credit.................................     20.3       22.2
                                                                         ------     ------
    Accrued postretirement benefit obligation.........................   $139.2     $136.9
                                                                         ======     ======

     Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

     The assumptions used to determine the plan's accumulated postretirement obligation are as follows:

                                                                           DECEMBER 31
                                                                         ---------------
                                                                         1994      1993
                                                                         -----     -----
    Discount Rate.....................................................    8.8%     7.25%
    Rate of compensation increase.....................................    5.0%      5.0%
    Medical cost trend rate...........................................   6%-5%     7%-5%
    Year ultimate rate reached........................................    1996      1996

     A one percentage point increase in the assumed health care cost trend rates for each future year increases annual periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of December 31, 1994 by $1.3 million and $9.8 million, respectively.

Postemployment Benefits

     In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Adoption of the new Standard in 1994 did not have a material impact on results of operations or the financial position of the Company.

NOTE 6. TAXES ON INCOME

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. As a result of adopting Statement No. 109, the Company recorded an $11.8 million charge reflecting the cumulative effect of the change on prior years. To comply with the provisions of FASB Statement No. 109, a new tax-sharing agreement was adopted in 1992 under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Any current liability is paid to Industries. If the Company is unable to use all of its allocated tax attributes (net operating loss and tax credit carryforwards) in a given year but other companies in the consolidated group are able to utilize them, then the Company will be paid for the use of its attributes. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group. Companies with taxable losses record current income tax credits not to exceed current income tax charges recorded by profitable companies. If Industries uses NOL carryforwards, the Company will use the appropriate portion of that year's carryforward previously allocated to it, if any.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The elements of the provision for income taxes for the three years indicated below are as follows:

                                                                    1994      1993      1992
                                                                    -----     -----     ----
                                                                      DOLLARS IN MILLIONS
    Current income taxes:
      Federal....................................................   $30.4     $17.3     $5.5
      State and local............................................     3.9       2.6       .9
                                                                    -----     -----     ----
                                                                     34.3      19.9      6.4
    Deferred income taxes........................................      .7       8.5Cr.   3.8Cr.
                                                                    -----     -----     ----
      Total provision for income taxes...........................   $35.0     $11.4     $2.6
                                                                    =====     =====     ====

------------------
Cr. = Credit

     In accordance with FASB No. 109, the Company adjusted its deferred tax assets and liabilities for the effect of the change in the corporate federal income tax rate from 34 percent to 35 percent, effective January 1, 1993. A credit to income of $.6 million, which includes the effect of the rate change on deferred tax asset and liability balances as of January 1, 1993 as well as the effect on 1993 tax benefits recorded by the Company prior to the enactment date of August 10, 1993, was recorded in the third quarter of 1993.

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                            DOLLARS IN
                                                                             MILLIONS
    Deferred tax assets (excluding postretirement benefits other than pensions):
      Net operating loss carryforwards................................   $ 15.1     $ 17.8
      Other deductible temporary differences..........................     26.7       23.6
                                                                         ------     ------
                                                                           41.8       41.4
                                                                         ------     ------
    Deferred tax liabilities:
      Fixed asset basis difference....................................     39.7       40.2
      Other taxable temporary differences.............................     14.0       11.2
                                                                         ------     ------
                                                                           53.7       51.4
                                                                         ------     ------
    Net deferred tax liability (excluding postretirement benefits
      other than pensions)............................................    (11.9)     (10.0)
    FASB Statement No. 106 impact.....................................     51.5       50.3
                                                                         ------     ------
    Net deferred tax asset............................................   $ 39.6     $ 40.3
                                                                         ======     ======

     At December 31, 1994, the Company had approximately $43 million of net operating loss carryforwards available for regular Federal income tax purposes, expiring as follows: $8 million in the year 2005, $21 million in the year 2006, $8 million in the year 2007, and $6 million in the year 2008.

     The Company believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below.

     The NOL carryforwards and existing deductible temporary differences (excluding those relating to FASB Statement No. 106) are offset by existing taxable temporary differences reversing within the carryforward period. Furthermore, any such recorded tax benefits which would not be so offset are expected to be realized by continuing to achieve future profitable operations.

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992, as a cumulative effect charge in

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1992 (Note 5). At December 31, 1994, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $51.5 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the Federal tax rate as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                   ------------------------
                                                                   1994      1993      1992
                                                                   -----     -----     ----
                                                                   DOLLARS IN MILLIONS
    Federal income tax provision computed at statutory tax rate
      of 35% in 1994 and 1993, and 34% in 1992...................  $30.9     $13.4     $2.0
    Additional taxes or credits from:
      State and local income taxes, net of Federal income tax
      effect.....................................................    2.5       1.7       .6
      Change in Federal statutory rate...........................     --        .6Cr.    --
      All other, net.............................................    1.6       3.1Cr.    --
                                                                   -----     -----     ----
         Total income tax provision..............................  $35.0     $11.4     $2.6
                                                                   =====     =====     ====

---------------
Cr. = Credit

     A state tax sharing agreement, similar to the Federal agreement, also exists with Industries for those states in which the consolidated group is charged state taxes on a unitary or combined basis.

NOTE 7. RELATED PARTY TRANSACTIONS

     The Company sells products to and purchases products from related companies primarily at prevailing market prices. These transactions were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                 --------------------------
                                                                  1994      1993      1992
                                                                 ------    ------    ------
                                                                 DOLLARS IN MILLIONS
    Net product sales..........................................  $ 10.7    $ 10.7    $  9.4
    Net product purchases......................................  $219.1    $187.1    $132.5

     Administrative expenses covering management, financial and legal services provided to the Company were charged to the Company by Industries. Such charges totaled $7.4 million in 1994 and 1993, and $8.4 million in 1992. Additionally, interest, at prevailing prime market rates, is charged on all intercompany loans within the Industries consolidated group. There was no net intercompany interest expense in 1994 compared with $7.7 million in 1993 and $8.9 million in 1992.

     In December 1993, Industries made a capital contribution of $150 million to the Company. The capital contribution has been recorded as "additional paid in capital".

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 8. COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $32.3 million, including approximately $8.4 million in 1995, $6.0 million in 1996, $5.0 million in 1997, $4.3 million in 1998, $3.7 million in 1999, and $4.9 million thereafter.

     Rental expense under operating leases totaled $15.9 million in 1994, $16.8 million in 1993, and $18.6 million in 1992.

     Ryerson is the guarantor of $123.6 million of the Inland Steel Industries Thrift Plan ESOP notes. The notes are payable in installments through July, 2004.

     There are various claims and pending actions against the Company. The amount of liability, if any, for these claims and actions at December 31, 1994 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

 EXHIBIT                                                                               SEQUENTIAL
  NUMBER                                   DESCRIPTION                                  PAGE NO.
----------   -----------------------------------------------------------------------   ----------
 3.(i)       Copy of Certificate of Incorporation, as amended, of the Company.
             (Filed as Exhibit 3.(i) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1994, and incorporated by reference
             herein.)                                                                      --
 3.(ii)      Copy of By-laws, as amended, of the Company............................
 4.A         Copy of Certificate of Designations, Preferences and Rights of Series A
             $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as
             part of Exhibit B to the definitive Proxy Statement of Inland Steel
             Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986, and
             incorporated by reference herein.)                                            --
 4.B         Copy of Certificate of Designation, Preferences and Rights of Series D
             Junior Participating Preferred Stock of the Company. (Filed as Exhibit
             4-D to the Company's Annual Report on Form 10-K for the fiscal year
             ended December 31, 1987, and incorporated by reference herein.)               --
 4.C         Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National
             Bank of Chicago, as Rights Agent (Harris Trust and Savings Bank, as
             successor Rights Agent). (Filed as Exhibit 1 to the Company's Current
             Report on Form 8-K filed on May 24, 1989, and incorporated by reference
             herein.)                                                                      --
 4.D         Copy of Certificate of Designations, Preferences and Rights of Series E
             ESOP Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F
             to the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1989, and incorporated by reference herein.)                         --
 4.E         Copy of Certificate of Designations, Preferences and Rights of Series F
             Exchangeable Preferred Stock of the Company. (Filed as Exhibit 4(b) to
             the Company's Current Report on Form 8-K filed on December 18, 1989,
             and incorporated by reference herein.)                                        --
 4.F         Copy of Indenture dated as of December 15, 1992, between the Company and Harris Trust and Savings Bank, as Trustee, respecting the Company's
             $150,000,000 12 3/4% Notes due December 15, 2002. (Filed as Exhibit 4-G
             to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992, and incorporated by reference herein.)                     --
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

                                       (i)

 EXHIBIT                                                                               SEQUENTIAL
  NUMBER                                   DESCRIPTION                                  PAGE NO.
----------   -----------------------------------------------------------------------   ----------
             Report on Form 8-K for the months of July and August, 1948; (x)
             Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel
             Company's Current Report on Form 8-K for the month of July, 1956; (xii)
             Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's
             Current Report on Form 8-K for the month of January, 1959; (xiv) the
             Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's
             Current Report on Form 8-K for the month of April, 1969; (xvi) the
             Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on
             Form 8 to Steel Company's Current Report on Form 8-K for the month of
             April, 1974; (xviii) Exhibit B, filed with Steel Company's Current
             Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of
             January, 1977; (xx) Exhibit C, filed with Steel Company's Current
             Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel
             Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit
             4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with
             Steel Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's
             Registration Statement on Form S-2 (No. 33-43393); and (xxvii) Exhibit
             4 filed with Steel Company's Current Report on form 8-K dated June 23,
             1993.                                                                         --
 4.H         Copy of consolidated reprint of First Mortgage Indenture, dated April
             1, 1928, between Inland Steel Company and First Trust and Savings Bank
             and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth
             Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration
             Statement No. 2-9443, and incorporated by reference herein.)                  --
             [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
10A*         Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as
             amended. (Filed as Exhibit 10.A to the Company's Annual Report on Form
             10-K for the fiscal year ended December 31, 1993, and incorporated by
             reference herein.)                                                            --
10.B*        Copy of Inland Steel Industries, Inc. Special Achievement Award Plan.
             (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1987, and incorporated by reference
             herein.)                                                                      --
10.C*        Copy of Inland 1984 Incentive Stock Plan, as amended...................
10.D*        Copy of Inland 1988 Incentive Stock Plan, as amended...................
10.E*        Copy of Inland 1992 Incentive Stock Plan, as amended...................

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

                                      (ii)

 EXHIBIT                                                                               SEQUENTIAL
  NUMBER                                   DESCRIPTION                                  PAGE NO.
----------   -----------------------------------------------------------------------   ----------
10.F*        Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.
             (Filed as Exhibit 10-H to the Company's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1989, and incorporated by reference
             herein.)                                                                      --
10.G*        Copy of Inland 1992 Stock Plan for Non-Employee Directors. (Filed as
             Exhibit B to the Company's definitive Proxy Statement dated March 16,
             1992 that was furnished to stockholders in connection with the annual
             meeting held April 22, 1992, and incorporated by reference herein.)           --
10H*         Copy of Inland Steel Industries Supplemental Retirement Benefit Plan
             for Covered Employees, as amended. (Filed as Exhibit 10.I to the
             Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1993, and incorporated by reference herein.)                              --
10.I*        Copy of Inland Steel Industries Special Retirement Benefit Plan for
             Covered Employees, as amended. (Filed as Exhibit 10.J to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1993
             and incorporated by reference herein.)                                        --
10.J*        Copy of the Inland Steel Industries Deferred Compensation Plan for
             Certain Employees, as amended..........................................
10.K*        Copy of Inland Steel Industries Deferred Compensation Plan for
             Directors, as amended. (Filed as Exhibit 10-L to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1992, and
             incorporated by reference herein.)                                            --
10.L*        Copy of Inland Steel Industries Director Retirement Plan. (Filed as
             Exhibit 10.M to the Company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 1993, and incorporated by reference herein.)          --
10.M*        Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit
             10-F to Inland Steel Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1983, and incorporated by reference
             herein.)                                                                      --
10.N.(1)*    Copy of form of Severance Agreement dated June 28, 1989 between the
             Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.
             (Filed as Exhibit 10-O-(1) to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1989, and incorporated by
             reference herein.)                                                            --
10.N.(2)*    Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.N(1)
             hereof.................................................................
10.N.(3)*    Copy of Severance Agreement dated June 28, 1989 between the Company and
             Judd R. Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report
             on Form 10-K for the fiscal year ended December 31, 1989, and
             incorporated by reference herein.)                                            --
10.N.(4)*    Copy of Severance Agreement dated September 4, 1990 between the Company and H. William Howard. (Filed as Exhibit 10-M-(5) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
             and incorporated by reference herein.)                                        --

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

                                      (iii)

 EXHIBIT                                                                               SEQUENTIAL
  NUMBER                                   DESCRIPTION                                  PAGE NO.
----------   -----------------------------------------------------------------------   ----------
10.N.(5)*    Copy of Severance Agreement dated June 26, 1991 between the Company and
             Earl L. Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1991, and incorporated by
             reference herein.)                                                            --
10N.(6)*     Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
             and incorporated by reference herein.)                                        --
10.N.(7)*    Copy of Severance Agreement dated March 23, 1994 between the Company and Vicki L. Avril. (Filed as Exhibit 10.O(8) to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993, and
             incorporated by reference herein.)                                            --
10.N.(8)*    Copy of Employment Agreement dated April 8, 1994 between the Company and Neil S. Novich.....................................................
10.N.(9)*    Copy of Severance Agreement dated April 8, 1994 between the Company and
             Neil S. Novich.........................................................
10.O.(1)*    Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the
             Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1987, and incorporated by reference herein.)                              --
10.O.(2)*    Copy of letter agreement dated November 23, 1987 between the Company and Judd R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report
             on Form 10-K for the fiscal year ended December 31, 1987, and
             incorporated by reference herein.)                                            --
10.O.(3)*    Copy of letter agreement dated December 10, 1993 between the Company and Judd R. Cool restating certain provisions of the September 2, 1987 and November 23, 1987 letters in Exhibits 10.O.(1) and (2). (Filed as
             Exhibit 10.P.(3) to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993, and incorporated by reference
             herein.)                                                                      --
10.P*        Copy of letter to H. William Howard dated July 17, 1990 relating to terms and conditions of employment. (Filed as Exhibit 10-P to the
             Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1990, and incorporated by reference herein.)                              --
10.Q*        Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and
             incorporated by reference herein.)                                            --
10.R*        Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the
             Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1992, and incorporated by reference herein.)                              --
10.S*        Copy of Letter of Credit with respect to the Supplemental and Special
             Retirement Benefit Plan obligations of the Company to W. Gordon Kay.
             (Filed as Exhibit 10.T to the Company's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993, and incorporated by reference
             herein.)                                                                      --

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K

                                      (iv)

 EXHIBIT                                                                               SEQUENTIAL
  NUMBER                                   DESCRIPTION                                  PAGE NO.
----------   -----------------------------------------------------------------------   ----------
10.T         Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
             Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
             Exhibit 4-G to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1989, and incorporated by reference herein.)           --
10.U.(1)     Copy of Letter Agreement dated December 18, 1989 among the Company,
             Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS
             Finance III, Inc. of 185,000 shares of Series F Exchangeable Preferred
             Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current
             Report on Form 8-K filed on December 18, 1989, and incorporated by
             reference herein.)                                                            --
10.U.(2)     Copy of Steel Technology Agreement dated as of July 14, 1989 between
             Inland Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2)
             to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1989, and incorporated by reference herein.)                     --
10.U.(3)     Copy of Basic Agreement dated as of July 21, 1987 between the Company and Nippon Steel Corporation relating to the I/N Tek joint venture.
             (Filed as Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1989, and incorporated by
             reference herein.)                                                            --
10.U.(4)     Copy of Partnership Agreement dated as of July 21, 1987 between ISC
             Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS
             Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
             Corporation) relating to the I/N Tek joint venture. (Filed as Exhibit
             10-S-(4) to the Company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 1989, and incorporated by reference herein.)          --
10.U.(5)     Copy of Basic Agreement dated as of September 12, 1989 between the
             Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1989, and incorporated
             by reference herein.)                                                         --
10.U.(6)     Copy of Partnership Agreement dated as of September 12, 1989 between
             ISC Kote, Inc. (an indirectly wholly owned subsidiary of the Company)
             and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
             Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit
             10-S-(6) to the Company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 1989, and incorporated by reference herein.)          --
10.U.(7)     Copy of Substrate Supply Agreement dated as of September 12, 1989 between Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report
             on Form 10-K for the fiscal year ended December 31, 1989, and
             incorporated by reference herein.)                                            --
10.U.(8)     First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1990, and
             incorporated by reference herein.)                                            --
10.U.(9)     Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and Nippon Steel Corporation relating to partner loans. (Filed as
             Exhibit 10-R-(9) to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1990, and incorporated by reference
             herein.)                                                                      --

                                       (v)

 EXHIBIT                                                                               SEQUENTIAL
  NUMBER                                   DESCRIPTION                                  PAGE NO.
----------   -----------------------------------------------------------------------   ----------
10.U.(10)    First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N
             Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1990, and
             incorporated by reference herein.)                                            --
10.U.(11)    Letter Agreement dated as of April 19, 1990 between the Company and
             Nippon Steel Corporation relating to capital contributions to I/N Tek.
             (Filed as Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1990, and incorporated by reference
             herein.)                                                                      --
10.U.(12)    Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
             relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit 10-R-(12) to the Company's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1990, and incorporated by reference
             herein.)                                                                      --
10.U.(13)    CCM Override Amendment dated as of April 20, 1990 among the Company;
             Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek;
             NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit
             10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 1990, and incorporated by reference herein.)          --
10.V         Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
             Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
             Exhibit 10-T to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1990, and incorporated by reference
             herein.)                                                                      --
10.W         Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7,
             1989, between the Company and Harris Trust and Savings Bank, as ESOP
             Trustee. (Filed as Exhibit 10-P to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1989, and incorporated by
             reference herein.)                                                            --
10.X         Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as Exhibit 10-U to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1990, and incorporated by reference
             herein.)                                                                      --
10.Y         Letter Agreement dated May 10, 1991 by and between Nippon Steel
             Corporation and Inland Steel Industries, Inc. relating to Letter
             Agreement dated December 18, 1989. (Filed as Exhibit 10-V to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
             1991, and incorporated by reference herein.)                                  --
11           Statement of Earnings per Share of Common Stock........................
13           Information incorporated by reference from Annual Report to
             Stockholders for the fiscal year ended December 31, 1994...............
21           List of certain subsidiaries of the Company............................
23           Consent of Independent Accountants, appearing on page 27 of this Annual
             Report on Form 10-K.                                                          --
24           Powers of attorney.....................................................
27           Financial Data Schedules...............................................
99           Letter to stockholders of common stock of the Company dated December
             22, 1987 explaining Stockholder Rights Plan adopted by Board of
             Directors on November 25, 1987. (Filed as Exhibit 3 to the Company's
             Current Report on Form 8-K filed on December 18, 1987, and incorporated
             by reference herein.)                                                         --

                                      (vi)