Form 10-Q
period 1995-03-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1995-05-10
CIK 790528

                                                            FIRST QUARTER - 1995





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                           _________________________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1995

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                           _________________________


                         Commission file number 1-9117

                I.R.S. Employer Identification Number 36-3425828


                         INLAND STEEL INDUSTRIES, INC.

                            (a Delaware Corporation)
                             30 West Monroe Street
                            Chicago, Illinois 60603
                           Telephone:  (312) 346-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,621,143 shares of the Company's Common Stock ($1.00 par value) were outstanding as of May 5, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________


                                                                                  Dollars in Millions
                                                                                (except per share data)
                                                                                -----------------------
                                                                                  Three Months Ended
                                                                                       March 31
                                                                              --------------------------
                                                                                1995                1994
                                                                               ------              ------

NET SALES                                                                     $1,257.7            $1,075.7
                                                                              --------            --------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                                          1,077.8               957.1
   Selling, general and administrative expenses                                   51.7                48.7
   Depreciation                                                                   36.5                33.7
                                                                              --------            --------
          Total                                                                1,166.0             1,039.5
                                                                              --------            --------
OPERATING PROFIT                                                                  91.7                36.2
General corporate expense, net of income items                                     4.0                 3.3
Interest and other expense on debt                                                15.8                18.3
                                                                              --------            --------
INCOME BEFORE INCOME TAXES                                                        71.9                14.6
PROVISION FOR INCOME TAXES                                                        27.9                 5.4
                                                                              --------            --------

NET INCOME                                                                    $   44.0            $    9.2
                                                                              ========            ========

EARNINGS PER SHARE OF COMMON STOCK

   Primary                                                                    $    .84            $    .03
                                                                              ========            ========

   Fully Diluted                                                              $    .79            $    .03
                                                                              ========            ========





                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________


                                                                                          Dollars in Millions
                                                                                      ---------------------------
                                                                                          Three Months Ended
                                                                                                March 31
                                                                                      --------------------------
                                                                                          1995           1994
                                                                                         ------         ------
OPERATING ACTIVITIES
   Net income                                                                          $    44.0       $     9.2
                                                                                        --------        --------
   Adjustments to reconcile net income to net cash
       provided from operating activities:
       Depreciation                                                                         36.7            33.8
       Deferred employee benefit cost                                                        1.9            11.0
       Deferred income taxes                                                                12.0             3.7
       Change in:  Receivables                                                             (25.1)          (39.6)
                   Inventories                                                             (38.0)           (6.2)
                   Accounts payable                                                        (35.2)           (6.4)
                   Accrued salaries and wages                                              (14.9)           (4.2)
                   Other accrued liabilities                                                41.7            15.5
       Other deferred items                                                                 12.7            13.4
                                                                                        --------        --------
       Net adjustments                                                                      (8.2)           21.0
                                                                                        --------        --------

       Net cash provided from operating activities                                          35.8            30.2
                                                                                        --------        --------
INVESTING ACTIVITIES
   Capital expenditures                                                                    (24.6)          (94.7)
   Investments in and advances to joint ventures, net                                       (1.1)            4.7
   Proceeds from sales of assets                                                              .5              .3
                                                                                        --------        --------
       Net cash used for investing activities                                              (25.2)          (89.7)
                                                                                        --------        --------
FINANCING ACTIVITIES
   Long-term debt retired                                                                   (5.4)          (80.0)
   Dividends paid                                                                           (4.4)           (6.2)
   Acquisition of treasury stock                                                             (.2)           (1.2)
                                                                                        --------        --------
       Net cash used for financing activities                                              (10.0)          (87.4)
                                                                                        --------        --------
Net increase (decrease) in cash and cash equivalents                                          .6          (146.9)
Cash and cash equivalents - beginning of year                                              107.1           250.5
                                                                                        --------        --------
Cash and cash equivalents - end of period                                               $  107.7        $  103.6
                                                                                        ========        ========
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
       Interest (net of amount capitalized)                                             $    4.5        $    7.5
       Income tax, net                                                                       1.1              .4
   Non-cash investing and financing activities:
       Long-term debt acquired in purchase of assets                                           -            63.3

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
________________________________________________________________________________
________________________________________________________________________________


                                                                                 Dollars in Millions
                                                             -----------------------------------------------------------
                                                                    March 31, 1995                 December 31, 1994
                                                               ------------------------          ---------------------
ASSETS                                                                (unaudited)
- ------
   CURRENT ASSETS
       Cash and cash equivalents                                               $   107.7                       $   107.1
       Receivables                                                                 528.7                           503.6
       Inventories - principally at LIFO
           In process and finished products                     $   411.4                       $   363.8
           Raw materials and supplies                                56.1          467.5             65.7          429.5
                                                                ---------                       ---------
       Deferred income taxes                                                        41.8                            41.3
                                                                               ---------                       ---------
             Total current assets                                                1,145.7                         1,081.5
   INVESTMENTS AND ADVANCES                                                        217.5                           225.1
   PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                                    4,292.1                         4,269.2
       Less:  Reserve for depreciation,
                 amortization and depletion                       2,594.5                         2,558.2
              Allowance for terminated facilities                   100.7        1,596.9            100.7        1,610.3
                                                                ---------                        --------
   DEFERRED INCOME TAXES                                                           366.5                           379.0
   OTHER ASSETS                                                                     57.7                            57.5
                                                                               ---------                       ---------
              Total Assets                                                     $ 3,384.3                       $ 3,353.4
                                                                               =========                       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

   CURRENT LIABILITIES
       Accounts payable                                                        $   318.1                       $   351.2
       Accrued liabilities                                                         220.9                           194.1
       Long-term debt due within one year                                           19.5                            19.5
                                                                               ---------                       ---------
              Total current liabilities                                            558.5                           564.8
   LONG-TERM DEBT                                                                  700.5                           705.9
   DEFERRED EMPLOYEE BENEFITS                                                    1,303.1                         1,301.2
   OTHER CREDITS                                                                    47.3                            49.4
                                                                               ---------                       ---------
              Total liabilities                                                  2,609.4                         2,621.3
   REDEEMABLE PREFERRED STOCK                                                      185.0                           185.0
   COMMON STOCK REPURCHASE COMMITMENT                                               37.9                            37.9
   STOCKHOLDERS' EQUITY (Schedule A)                                               552.0                           509.2
                                                                               ---------                       ---------
              Total Liabilities, Redeemable Preferred Stock,
                 and Stockholders' Equity                                      $ 3,384.3                       $ 3,353.4
                                                                               =========                       =========


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________





NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1994.


NOTE 2/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $42 million on March 31, 1995, unchanged from year end 1994.

  ITEM 2.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS - Comparison of First Quarter 1995 to First Quarter 1994


   The Company reported first quarter 1995 consolidated net income of $44.0 million, the Company's best quarter since the second quarter of 1989, compared with net income of $9.2 million in the comparable year-earlier period. Improved operating results at both the Steel Manufacturing segment and Materials Distribution segment were the principal factors for the improvement. Also contributing to the improvement was lower consolidated interest expense.

   Consolidated net sales increased 17 percent to a record $1.26 billion in the 1995 quarter from $1.08 billion in the 1994 first quarter, the result of higher volume and improved average selling price.

   The Steel Manufacturing segment's net sales of $651.7 million in the first quarter of 1995 represented a 10 percent improvement from the year-ago period. The average selling price of steel mill products shipped rose 8 percent from the year-ago period reflecting, in part, the continued overall strength of the market, while steel mill shipments increased 2 percent to 1,282,000 tons. In spite of interruptions caused by unscheduled equipment outages, operating profit in the quarter jumped to $51.3 million from $13.6 million in the comparable 1994 quarter. The sales improvement was the primary factor leading to the increase.

   The Materials Distribution segment reported record operating profit in the quarter of $42.1 million, up from $21.4 million a year earlier. The improvement was due in large part to an increase in net sales, which rose 21 percent to $652.3 million from $538.6 million in the 1994 quarter, reflecting continued strong business conditions. The net sales increase was due to a 14 percent increase in average selling price, reflecting in part the recovery of higher materials costs from suppliers, and a 7 percent increase in volume.

Liquidity and Financing

   The Company's cash and cash equivalents of $107.7 million at March 31, 1995 was virtually unchanged from the $107.1 million reported at year-end 1994. There was no short-term borrowing at either date.

   Final documentation has been completed on the new Ryerson unsecured revolving credit facility. The new agreement extends the maturity of the credit facility for five years and increases the amount to $200 million from $100 million. This increases the Company's subsidiaries total committed credit facilities to $325 million.

   In March, the Company announced the following three actions taken by the Board of Directors. Payment of a common stock dividend was reinstated with an initial quarterly declaration of $.05 per share. Authorization was given for the contribution of $100 million of Company common stock to the Company's pension trust, subject to a cap of 4.4 million shares. The contribution will strengthen the plan's funded status and reduce required cash contributions over the next few years. Authorization was also given for the repurchase of all outstanding shares of Series F Exchangeable Preferred Stock, a voting preferred stock with an outstanding stated value of $185 million and an annual dividend rate of 9.48 percent. While there will be a "breakage fee" of approximately $10 million associated with the repurchase, the action will reduce the Company's annual preferred dividend payments by $17.5 million.

                          PART II.  OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

         Consolidated financial statements of Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

         3.(i) Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit 3.(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated by reference herein.)

         3.(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

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

         11      Statement of Earnings per Share of Common Stock.

         27      Financial Data Schedule

         (b)     Reports on Form 8-K.

                 The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INLAND STEEL INDUSTRIES, INC.



                                 By           James M. Hemphill
                                    ______________________________
                                              James M. Hemphill
                                              Controller and
                                               Principal Accounting Officer



Date:  May 10, 1995

                                                            Part I -- Schedule A

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
________________________________________________________________________________
________________________________________________________________________________


                                                                                Dollars in Millions
                                                       ---------------------------------------------------------------------
                                                                 March 31, 1995                  December 31, 1994
                                                           --------------------------       ---------------------------
                                                                  (unaudited)
STOCKHOLDERS' EQUITY
- --------------------
   Series A preferred stock ($1 par value)
     -  94,701 shares issued and outstanding as of
        March 31, 1995 and December 31, 1994                               $       .1                       $      .1
   Series E preferred stock ($1 par value)
     -  3,098,628 shares and 3,102,553 shares
        issued and outstanding as of March 31,
        1995 and December 31, 1994, respectively                                  3.1                             3.1
   Common stock ($1 par value)
     -  50,556,350 shares issued as of March 31, 1995
        and December 31, 1994                                                    50.6                            50.6
   Capital in excess of par value                                             1,092.7                         1,095.5
   Accumulated deficit
     Balance beginning of year                               $(292.4)                          $(371.9)
     Net income                                                 44.0                             107.4
     Dividends
        Series A preferred stock -
          $.60 per share in 1995 and
          $2.40 per share in 1994                                  -                               (.2)
        Series E preferred stock -
          $3.523 per share in 1994                                 -                             (11.0)
          Income tax benefit - Series E dividend                   -                               2.5
        Series F preferred stock -
          $23.70 per share in 1995 and
          $94.80 per share in 1994                              (4.4)                            (17.5)
        Series G preferred stock -
          $1.54165 per share in 1994                               -                              (1.7)
        Common stock - $.05 per share in 1995                   (2.2)          (255.0)               -         (292.4)
                                                             -------                           -------

   Unearned compensation related to ESOP                                        (98.1)                         (100.5)
   Common stock repurchase commitment                                           (37.9)                          (37.9)
   Investment valuation allowance                                                (3.4)                           (3.5)
   Unearned restricted stock award compensation                                  (3.5)                           (4.0)
   Treasury stock, at cost
     - 5,885,650 shares and 6,006,122
        shares as of March 31, 1995 and
        December 31, 1994, respectively                                        (195.0)                         (200.9)
   Cumulative translation adjustment                                             (1.6)                            (.9)
                                                                              -------                         -------

               Total Stockholders' Equity                                     $ 552.0                         $ 509.2
                                                                              =======                         =======



                                                            Part I -- Schedule B


             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________





                                                                                  Dollars in Millions
                                                                                -----------------------
                                                                                  Three Months Ended
                                                                                       March 31
                                                                               ------------------------

                                                                                1995                1994
                                                                               ------              ------
NET SALES
- ---------

   Steel Manufacturing Operations                                               $651.7              $590.9
   Materials Distribution Operations                                             652.3               538.6
   Eliminations and adjustments                                                  (46.3)              (53.8)
                                                                              --------            --------

        Total Net Sales                                                       $1,257.7            $1,075.7
                                                                              ========            ========

OPERATING PROFIT
- ----------------

   Steel Manufacturing Operations                                             $   51.3            $   13.6
   Materials Distribution Operations                                              42.1                21.4
   Eliminations and adjustments                                                   (1.7)                1.2
                                                                              --------            --------

        Total Operating Profit                                                $   91.7            $   36.2
                                                                              ========            ========





                                                                      Exhibit 11

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                Statement of Earnings Per Share of Common Stock
________________________________________________________________________________
________________________________________________________________________________



                                                                                      Dollars and Shares
                                                                                          in Millions
                                                                                    (except per share data)
                                                                                    -----------------------
                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    ----------------------
                                                                                      1995            1994
                                                                                      ----            ----
PRIMARY EARNINGS PER SHARE OF COMMON STOCK
   Shares of common stock
       Average shares outstanding                                                       44.6             41.2
       Dilutive effect of stock options                                                   .1               .4
                                                                                    --------         --------
                                                                                        44.7             41.6
                                                                                    ========         ========
   Net income                                                                       $   44.0         $    9.2
   Dividends on preferred stock, net of tax benefit on dividends
       applicable to leveraged Series E Preferred Stock held by the ESOP                 6.5              8.0
                                                                                    --------         --------
   Net income applicable                                                            $   37.5         $    1.2
                                                                                    ========         ========
   Primary earnings per share of common stock                                       $    .84         $    .03
                                                                                    ========         ========


FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK
   Shares of common stock
       Average shares outstanding                                                       44.6             41.2
       Assumed conversion of Series A and leveraged Series E Preferred Stock             3.1              3.0
       Dilutive effect of stock options                                                   .1               .4
                                                                                    --------         --------
                                                                                        47.8             44.6
                                                                                    ========         ========
   Net income                                                                       $   44.0         $    9.2
   Dividends on antidilutive preferred stock                                             4.5              6.3
   Additional ESOP funding required on conversion of leveraged
       Series E Preferred Stock, net of tax                                              1.8              1.7
                                                                                    --------         --------
   Net income applicable                                                            $   37.7         $    1.2
                                                                                    ========         ========
   Fully diluted earnings per share of common stock                                 $    .79         $    .03
                                                                                    ========         ========

NOTE: Series G Preferred Stock was converted to common stock as the result of a redemption call in May 1994.

           In the three months ended March 31, 1995, the assumed conversion of non-leveraged Series E Preferred Stock was antidilutive. In the three months ended March 31, 1994, the assumed conversion of Series A, non-leveraged Series E, and Series G Preferred Stock were antidilutive.

                                   APPENDIX A
                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________


                                                                                   Dollars in Millions
                                                                                   -------------------
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                 ------------------------
                                                                                 1995               1994
                                                                               --------           --------

NET SALES                                                                        $652.3             $538.6
                                                                                 ------             ------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                                             565.0              473.9
   Selling, general and administrative expenses                                    39.8               38.3
   Depreciation and amortization                                                    5.4                5.0
                                                                                 ------             ------

          Total                                                                   610.2              517.2
                                                                                 ------             ------

OPERATING PROFIT                                                                   42.1               21.4

General corporate expense                                                          (1.8)              (1.8)
Interest income (expense), net                                                       .7                (.8)
                                                                                 ------             ------

INCOME BEFORE INCOME TAXES                                                         41.0               18.8

PROVISION FOR INCOME TAXES                                                         16.5                6.0
                                                                                 ------             ------

NET INCOME                                                                        $24.5              $12.8
                                                                                  =====              =====





                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________

                                                                                       Dollars in Millions
                                                                                       -------------------
                                                                                       Three Months Ended
                                                                                            March 31
                                                                                     ----------------------
                                                                                       1995           1994
                                                                                     --------       --------
OPERATING ACTIVITIES
   Net income                                                                          $ 24.5         $ 12.8
                                                                                       ------         ------
   Adjustments to reconcile net income to net cash
      used for operating activities:
      Depreciation and amortization                                                       5.4            5.0
      Deferred employee benefit cost                                                     (1.1)           (.8)
      Deferred income taxes                                                               1.1            (.2)
      Change in:      Receivables                                                       (63.7)         (48.6)
                      Inventories                                                       (12.0)         (14.3)
                      Other assets                                                        (.6)             -
                      Accounts payable                                                   13.0           35.0
                      Payables to related companies                                      13.8            8.9
                      Accrued liabilities                                                (4.7)          (4.6)
                                                                                       ------         ------
         Net adjustments                                                                (48.8)         (19.6)
                                                                                       ------         ------
         Net cash used for operating activities                                         (24.3)          (6.8)
                                                                                       ------         ------
INVESTING ACTIVITIES
   Capital expenditures                                                                  (3.0)          (2.3)
   Proceeds from sales of assets                                                           .3             .3
                                                                                       ------         ------
         Net cash used for investing activities                                          (2.7)          (2.0)
                                                                                       ------         ------
FINANCING ACTIVITIES
   Long-term debt retired                                                                 (.6)           (.4)
   Change in notes receivable from related companies                                     41.9           (2.0)
                                                                                       ------         ------
         Net cash provided from (used for) financing activities                          41.3           (2.4)
                                                                                       ------         ------
Net increase (decrease) in cash and cash equivalents                                     14.3          (11.2)
Cash and cash equivalents - beginning of year                                             2.5           29.5
                                                                                       ------         ------
Cash and cash equivalents - end of period                                              $ 16.8         $ 18.3
                                                                                       ======         ======
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest (net of amount capitalized)                                             $   .8         $  1.1
      Income taxes, net                                                                   9.4            5.2





                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                           CONSOLIDATED BALANCE SHEET
________________________________________________________________________________
________________________________________________________________________________


                                                                           Dollars in Millions
                                                       ----------------------------------------------------------
ASSETS                                                      March 31, 1995                 December 31, 1994
- ------                                                 ------------------------       ---------------------------
                                                              (unaudited)
   CURRENT ASSETS
      Cash and cash equivalents                                         $   16.8                          $    2.5
      Receivables                                                          290.8                             227.1
      Inventories - principally at LIFO                                    285.2                             273.2
      Notes receivable from related companies                               15.7                              57.6
      Deferred income taxes                                                 13.1                              13.0
                                                                        --------                          --------

             Total current assets                                          621.6                             573.4

   PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                             $463.9                           $461.6
      Less accumulated depreciation                        213.8           250.1            209.1            252.5
                                                          ------                           ------

   DEFERRED INCOME TAXES                                                    25.4                              26.6

   EXCESS OF COST OVER NET ASSETS ACQUIRED                                  24.7                              25.0

   OTHER ASSETS                                                              2.2                               1.6
                                                                        --------                          --------

             Total Assets                                               $  924.0                          $  879.1
                                                                        ========                          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

   CURRENT LIABILITIES
      Accounts payable                                                  $  112.8                          $   99.8
      Payables to related companies - trade and other                       28.6                              14.8
      Accrued liabilities                                                   23.6                              28.3
      Long-term debt due within one year                                     4.7                               4.7
                                                                        --------                          --------
             Total current liabilities                                     169.7                             147.6
   LONG-TERM DEBT                                                           23.0                              23.6
   DEFERRED EMPLOYEE BENEFITS AND OTHER                                    126.8                             127.9
                                                                        --------                          --------
             Total liabilities                                             319.5                             299.1
   STOCKHOLDER'S EQUITY                                                    604.5                             580.0
                                                                        --------                          --------
             Total Liabilities and Stockholder's Equity                 $  924.0                          $  879.1
                                                                        ========                          ========





                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in Appendix A of Inland Steel Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2/RELATED PARTY TRANSACTIONS

Inland Materials Distribution Group, Inc. ("Distribution") has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, Distribution was charged $1.8 million by Industries for each of the first quarters of 1995 and 1994, for management, financial and legal services provided to Distribution.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. Distribution's net intercompany interest income for the first three months of 1995 totaled $.9 million as compared to $.1 million of interest expense for the first quarter of 1994.

Distribution sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                                                              Dollars in Millions
                                                                              -------------------
                                                                                 Three Months
                                                                                Ended March 31
                                                                                --------------
                                                                            1995                1994
                                                                           ------              ------
      Net Product Sales                                                     $ 3.4              $ 2.6
      Net Product Purchases                                                  44.5               52.8
