Form 10-K/A
period 1994-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1995-06-22
CIK 790528

                                                                            1994



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

                                AMENDMENT NO. 1




     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1994 on Form 10-K:


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


                                   INLAND STEEL INDUSTRIES, INC.
                                   (Registrant)


                                   By:       /s/   Earl L. Mason
                                       __________________________
                                            Earl L. Mason
                                            Senior Vice President and Chief
                                            Financial Officer



Date:   June 19, 1995

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

 3.(ii)          Copy of By-laws, as amended, of the Company.                                   **

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

- ----------------
** Previously included in Registrant's Annual Report on Form 10-K for 1994, as originally filed.



EXHIBIT                                                                                     SEQUENTIAL
NUMBER                                     DESCRIPTION                                      PAGE NO.
- -------                                    -----------                                      ----------
 4.G             Copy  of First  Mortgage  Indenture,  dated April  1,  1928, between  Inland Steel  Company  (the "Steel  Company") and  First
                 Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of
                 supplemental   indentures   thereto,   to   and   including   the
                 Thirty-Second Supplemental Indenture,  incorporated by  reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),
                 B-1(d)  and  B-1(e),  filed  with  Steel  Company's  Registration
                 Statement  on Form  A-2 (No.  2-1855); (ii)  Exhibits D-1(f)  and
                 D-1(g), filed with Steel Company's Registration Statement on Form
                 E-1  (No.  2-2182);  (iii)   Exhibit  B-1(h),  filed  with  Steel
                 Company's Current Report on Form 8-K dated January 18, 1937; (iv)
                 Exhibit B-1(i), filed with Steel Company's Current Report on Form
                 8-K,  dated February  8, 1937;  (v) Exhibits  B-1(j) and  B-1(k), filed with Steel  Company's Current  Report on Form  8-K for  the month  of  April,  1940;  (vi)  Exhibit  B-2,  filed  with  Steel
                 Company's Registration Statement  on Form A-2 (No. 2-4357); (vii)
                 Exhibit B-1(l), filed with Steel Company's Current Report on Form
                 8-K for the month of January, 1945; (viii) Exhibit  1, filed with
                 Steel  Company's  Current Report  on Form  8-K  for the  month of
                 November,  1946;  (ix)  Exhibit  1, filed  with  Steel  Company's
                 Current Report on  Form 8-K  for the months  of July and  August,
                 1948; (x)   Exhibits B and C, filed with  Steel Company's Current
                 Report on  Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel  Company's Current  Report on Form  8-K for  the month  of July, 1956; (xii) Exhibit A, filed with Steel Company's
                 Current Report on  Form 8-K for the  month of July,  1957; (xiii)
                 Exhibit  B, filed with Steel Company's Current Report on Form 8-K for  the month  of January,  1959; (xiv)  the Exhibit  filed with
                 Steel  Company's  Current Report  on Form  8-K  for the  month of
                 December,  1967;  (xv) the  Exhibit  filed  with Steel  Company's
                 Current Report  on Form 8-K for  the month of  April, 1969; (xvi)
                 the Exhibit filed with Steel Company's Current Report on Form 8-K for  the month of July, 1970; (xvii)  the Exhibit filed with  the amendment on Form 8 to Steel Company's Current Report on Form 8-K
                 for the month of April, 1974; (xviii) Exhibit B, filed with Steel
                 Company's  Current Report on Form 8-K for the month of September,
                 1975; (xix) Exhibit B, filed with Steel Company's  Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form  8-K for the month of
                 February,  1977;  (xxi) Exhibit  B,  filed  with Steel  Company's
                 Quarterly  Report on  Form 10-Q  for the  quarter ended  June 30,
                 1978;  (xxii) Exhibit  B,  filed with  Steel Company's  Quarterly
                 Report on Form 10-Q  for the quarter ended June 30, 1980; (xxiii)
                 Exhibit 4-D,  filed with  Steel Company's  Annual Report  on Form
                 10-K  for the fiscal year ended December 31, 1980; (xxiv) Exhibit
                 4-D,  filed with Steel Company's  Annual Report on  Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with  Steel Company's Annual Report  on Form 10-K  for the fiscal year  ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the
                 Steel  Company's   Registration  Statement  on   Form  S-2   (No.
                 33-43393);  and  (xxvii) Exhibit  4  filed  with Steel  Company's
                 Current Report on Form 8-K dated June 23, 1993.                               --

 4.H             Copy of  consolidated reprint  of First Mortgage  Indenture, dated April 1, 1928, between Inland Steel Company and First Trust and Savings Bank and  Melvin A. Traylor, as Trustees,  as amended and supplemented  by all supplemental indentures  thereto, to and
                 including  the  Thirteenth  Supplemental  Indenture.   (Filed  as
                 Exhibit 4-E to Form  S-1 Registration  Statement No.  2-9443, and
                 incorporated by reference herein.)                                            --

                 [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]



EXHIBIT                                                                                                         SEQUENTIAL
NUMBER                                           DESCRIPTION                                                     PAGE NO.
- ------                                           -----------                                                    ----------
10.A*            Copy of Inland Steel Industries, Inc.  Annual Incentive Plan, as amended. (Filed as
                 Exhibit 10.A to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993, and incorporated by reference herein.)                                          --

10.B*            Copy of Inland Steel Industries, Inc.  Special Achievement Award Plan. (Filed as
                 Exhibit 10-I to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1987, and incorporated by reference herein.)                                          --

10.C*            Copy of Inland 1984 Incentive Stock Plan, as amended.                                              **

10.D*            Copy of Inland 1988 Incentive Stock Plan, as amended.                                              **

10.E*            Copy of Inland 1992 Incentive Stock Plan, as amended.                                              **

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

10.J*            Copy of the Inland Steel Industries Deferred Compensation Plan for Certain Employees, as
                 amended.                                                                                           **

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

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report of Form 10-K.

** Previously included in Registrant's Annual Report on Form 10-K for 1994, as originally filed.


EXHIBIT                                                                                                         SEQUENTIAL
NUMBER                                           DESCRIPTION                                                     PAGE NO.
- ------                                           -----------                                                    ----------
10.N(1)*         Copy of form of Severance Agreement dated June 28, 1989 between the Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the
                 Company. (Filed as Exhibit 10-O-(1) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1989, and incorporated by reference herein.)                --

10.N(2)*         Amended listing of executive officers of the Company who are parties to the form of
                 Severance Agreement dated June 28, 1989 in Exhibit 10.N(1) hereof.                                 **

10.N(3)*         Copy of Severance Agreement dated June 28, 1989 between the Company and Judd R.
                 Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1989, and incorporated by reference herein.)                    --

10.N(4)*         Copy of Severance Agreement dated September 4, 1990 between the Company and H.
                 William Howard. (Filed as Exhibit 10-M-(5) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1990, and incorporated by reference
                 herein.)                                                                                           --

10.N(5)*         Copy of Severance Agreement dated June 26, 1991 between the Company and Earl L.
                 Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 1991, and incorporated by reference herein.)                            --

10.N(6)*         Copy of Severance Agreement dated November 27, 1991 between the Company and
                 Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference
                 herein.)                                                                                           --

10.N(7)*         Copy of Severance Agreement dated March 23, 1994 between the Company and Vicki
                 L. Avril. (Filed as Exhibit 10.O(8) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)                --

10.N(8)*         Copy of Employment Agreement dated April 8,1994 between the Company and Neil S. Novich.            **

10.N(9)*         Copy of Severance Agreement dated April 8, 1994 between the Company and Neil S. Novich.            **

10.O(1)*         Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference
                 herein.)                                                                                           --

10.O(2)*         Copy of letter agreement dated November 23, 1987 between the Company and Judd R.
                 Cool. (Filed as Exhibit 10-L to the Company's Annual Report an Form 10-K for the
                 fiscal year ended December 31, 1987, and incorporated by reference herein.)                        --


- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

** Previously included in Registrant's Annual Report on Form 10-K for 1994, as originally filed.


EXHIBIT                                                                                                         SEQUENTIAL
NUMBER                                           DESCRIPTION                                                     PAGE NO.
- ------                                           -----------                                                    ----------
10.O(3)*         Copy of letter agreement dated December 10, 1993 between the Company and Judd R.
                 Cool restating certain provisions of the September 2, 1987 and November 23, 1987 letters in Exhibits 10.O.(1) and (2). (Filed as Exhibit 10.P.(3) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and
                 incorporated by reference herein.)                                                                   --

10.P*            Copy of letter to H. William Howard dated July 17, 1990 relating to terms and conditions of employment. (Filed as Exhibit 10-P to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference
                 herein.)                                                                                              --

10.Q*            Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 1991, and incorporated by reference herein.)                               --

10.R*            Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1992, and incorporated by reference
                 herein.)                                                                                              --

10.S*            Copy of Letter of Credit with respect to the Supplemental and Special Retirement Benefit
                 Plan obligations of the Company to W. Gordon Kay. (Filed as Exhibit 10.T to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated
                 by reference herein.)                                                                                 --

10.T             Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the Company and
                 Harris Trust and Savings Bank, as ESOP Trustee. (Filed as Exhibit 4-G to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated by
                 reference herein.)                                                                                    --

10.U(1)          Copy of Letter Agreement dated December 18, 1989 among the Company, Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
                 relating to sale to NS Finance III, Inc. of 185,000 shares of Series F Exchangeable
                 Preferred Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current Report on
                 Form 8-K filed on December 18, 1989, and incorporated by reference herein.)                           --

10.U(2)          Copy of Steel Technology Agreement dated as of July 14, 1989 between Inland Steel Company and
                 Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as
                 Exhibit 10-S-(2) to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1989, and incorporated by reference herein.)                                             --

10.U(3)          Copy of Basic Agreement dated as of July 21, 1987 between the Company and Nippon Steel
                 Corporation relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(3) to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1989, and incorporated by reference herein.)                                                          --

- ---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.


EXHIBIT                                                                                                         Sequential
NUMBER                                           DESCRIPTION                                                     Page No.
- ------                                           -----------                                                    ----------
10.U(4)          Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to the Company's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1989, and incorporated by reference herein.)                   --

10.U(5)          Copy of Basic Agreement dated as of September 12, 1989 between the Company and Nippon
                 Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5)
                 to the Company's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1989, and incorporated by reference herein.)                                                  --

10.U(6)          Copy of Partnership Agreement dated as of September 12, 1989 between ISC Kote, Inc.
                 (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(6) to the Company's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1989, and incorporated by reference herein.)                   --

10.U(7)          Copy of Substrate Supply Agreement dated as of September 12, 1989 between Inland Steel
                 Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1989, and incorporated by reference herein.)                                                      --

10.U(8)          First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel
                 Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and
                 incorporated by reference herein.)                                                                --

10.U(9)          Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and Nippon Steel
                 Corporation  relating to partner loans. (Filed as Exhibit 10-R-(9) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated
                 by reference herein.)                                                                             --

10.U(10)         First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit
                 10-R-(10) to the Company's Annual Report on Form 10-K for the fiscal year ended                   --
                 December 31, 1990, and incorporated by reference herein.)

10.U(11)         Letter Agreement dated as of April 19, 1990 between the Company and Nippon Steel Corporation relating to capital contributions to I/N Tek. (Filed as Exhibit 10-R-(11) to Company's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by
                 reference herein.)                                                                                --

10.U(12)         Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of
                 Nippon Steel Corporation) relating to amendment of the partnership agreement of
                 I/N Tek. (Filed as Exhibit 10-R-(12) to the Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1990, and incorporated by reference herein.)                       --

EXHIBIT                                                                                                         SEQUENTIAL
NUMBER                                           DESCRIPTION                                                     PAGE NO.
- ------                                           -----------                                                    ----------
10.U(13)         CCM Override Amendment dated as of April 20, 1990 among the Company,
                 Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N
                 Tek; NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as
                 Exhibit 10-R-(13) to the Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1990, and incorporated by reference herein.)                        --

10.V             Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as Exhibit 10-T to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and
                 incorporated by reference herein.)                                                                 --

10.W             Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7, 1989, between the Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as Exhibit 10-P
                 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1989, and incorporated by reference herein.)                                                       --

10.X             Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as Exhibit 10-U to the Company's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated
                 by reference herein.)                                                                              --

10.Y             Letter Agreement dated May 10, 1991 by and between Nippon Steel Corporation and Inland
                 Steel Industries, Inc. relating to Letter Agreement dated December 18, 1989. (Filed as
                 Exhibit 10-V to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1991, and incorporated by reference herein.)                                             --

11               Statement of Earnings per Share of Common Stock.                                                   **

13               Information incorporated by reference from Annual Report to Stockholders for the fiscal year
                 ended December 31, 1994.                                                                           **

21               List of certain subsidiaries of the Company.                                                       **

23               Consent of Independent Accountants, appearing on Page 27 of this Annual Report on Form 10-K.       **

23.A             Consent of Independent Accountants........................................................

24               Powers of attorney.                                                                                **

27               Financial Data Schedules.                                                                          **

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

99.A             Inland Steel Industries Thrift Plan Financial Statements and Supplemental Schedules for the
                 fiscal year ended December 31, 1994 ......................................................

- ----------------
** Previously included in Registrant's Annual Report on Form 10-K for 1994, as originally filed.