Form 10-Q
period 1995-06-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1995-08-10
CIK 790528

                                                           SECOND QUARTER - 1995




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM   10-Q
                           _________________________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,650,809 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 4, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                 Dollars in Millions (except per share data)
                                                         -----------------------------------------------------------
                                                                Three Months Ended            Six Months Ended
                                                                   June 30                         June 30
                                                         ----------------------------     ----------------------------
                                                              1995           1994            1995           1994
                                                           ----------     ----------      ----------     ----------
NET SALES                                                   $1,273.5       $1,135.6        $2,531.2        $2,211.3
                                                            --------       --------        --------        --------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                        1,072.8          977.0         2,150.7         1,934.1
   Selling, general and
     administrative expenses                                    52.6           51.4           104.3           100.1
   Depreciation                                                 35.7           35.9            72.2            69.6
                                                             -------        -------         -------         -------
          Total                                              1,161.1        1,064.3         2,327.2         2,103.8
                                                             -------        -------         -------         -------

OPERATING PROFIT                                               112.4           71.3           204.0           107.5

General corporate expense,
     net of income items                                         2.3            2.6             6.2             5.9
Interest and other expense on debt                              15.8           18.5            31.6            36.8
                                                             -------        -------         -------        --------
INCOME BEFORE INCOME TAXES                                      94.3           50.2           166.2            64.8

PROVISION FOR INCOME TAXES                                      36.4           18.6            64.3            24.0
                                                             -------        -------         -------        --------
NET INCOME                                                   $  57.9        $  31.6         $ 101.9         $  40.8
                                                             =======        =======         =======         =======
EARNINGS PER SHARE OF COMMON STOCK:

   PRIMARY                                                   $  1.08         $  .57         $  1.93         $   .60
                                                             =======         ======         =======         =======

   FULLY DILUTED                                             $  1.02         $  .53         $  1.81         $   .56
                                                             =======         ======         =======         =======



                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                            Dollars in Millions
                                                                                      -------------------------------
                                                                                             Six Months Ended
                                                                                                  June 30
                                                                                     ---------------------------------
                                                                                         1995                1994
                                                                                      ----------          ----------
OPERATING ACTIVITIES
   Net income                                                                           $  101.9            $   40.8
                                                                                        --------            --------
   Adjustments to reconcile net income to net
       cash provided from operating activities:
       Depreciation                                                                         72.5                69.9
       Deferred employee benefit cost                                                        7.0                24.0
       Deferred income taxes                                                                44.8                20.2
       Change in:    Receivables                                                           (43.7)              (37.6)
                     Inventories                                                           (53.6)              (48.3)
                     Advances                                                              (28.2)                -
Accounts payable                                                                           (32.8)              (17.3)
                     Accrued salaries and wages                                             (2.8)                8.5
                     Other accrued liabilities                                              28.5                (5.1)
       Other deferred items                                                                 10.1                16.9
                                                                                       ---------           ---------
       Net adjustments                                                                       1.8                31.2
                                                                                       ---------           ---------
       Net cash provided from operating activities                                         103.7                72.0
                                                                                       ---------           ---------

INVESTING ACTIVITIES
   Capital expenditures                                                                    (51.0)             (108.2)
   Investments in and advances to joint ventures, net                                        5.2                 8.8
   Proceeds from sales of assets                                                             1.1                 2.1
                                                                                       ---------           ---------
       Net cash used for investing activities                                              (44.7)              (97.3)
                                                                                       ---------           ---------

FINANCING ACTIVITIES
   Long-term debt issued                                                                       -                19.7
   Long-term debt retired                                                                   (8.9)             (158.3)
   Dividends paid                                                                          (16.6)              (17.8)
   Acquisition of treasury stock                                                            (1.2)               (1.5)
                                                                                       ---------           ---------
       Net cash used for financing activities                                              (26.7)             (157.9)
                                                                                       ---------           ---------

   Net increase (decrease) in cash and cash equivalents                                     32.3              (183.2)
   Cash and cash equivalents - beginning of year                                           107.1               250.5
                                                                                        --------           ---------
   Cash and cash equivalents - end of period                                            $  139.4           $    67.3
                                                                                        ========           =========
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
       Interest (net of amount capitalized)                                             $   30.2           $    37.4
       Income taxes, net                                                                     4.9                 3.5
   Non-cash investing and financing activities:
       Long-term debt acquired in purchase of assets                                         -                  63.3
       Reduction of deferred employee benefits resulting from
         contribution of common stock to the Company's Pension Trust                       100.0                 -


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET


                                                                                 Dollars in Millions
                                                             -----------------------------------------------------------
                                                                     June 30, 1995                 December 31, 1994
                                                               ------------------------          ---------------------
ASSETS                                                                (unaudited)

   CURRENT ASSETS
       Cash and cash equivalents                                               $   139.4                       $   107.1
       Receivables                                                                 547.3                           503.6
       Inventories - principally at LIFO
           In process and finished products                     $   421.6                       $   363.8
           Raw materials and supplies                                61.5          483.1             65.7          429.5
       Advances                                                 ---------           28.2        ---------            -
       Deferred income taxes                                                        42.2                            41.3
                                                                               ---------                       ---------
             Total current assets                                                1,240.2                         1,081.5

   INVESTMENTS AND ADVANCES                                                        217.8                           225.1

   PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                                    4,319.7                         4,269.2
       Less:  Reserve for depreciation,
                 amortization and depletion                       2,629.7                         2,558.2
              Allowance for terminated facilities                   100.7        1,589.3            100.7        1,610.3
                                                                ---------                        --------
   DEFERRED INCOME TAXES                                                           334.5                           379.0

   OTHER ASSETS                                                                     54.8                            57.5
                                                                               ---------                       ---------
              Total Assets                                                     $ 3,436.6                       $ 3,353.4
                                                                               =========                       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
       Accounts payable                                                        $   320.8                       $   351.2
       Accrued liabilities                                                         219.8                           194.1
       Long-term debt due within one year                                           19.7                            19.5
                                                                               ---------                       ---------
              Total current liabilities                                            560.3                           564.8

   LONG-TERM DEBT                                                                  696.9                           705.9

   DEFERRED EMPLOYEE BENEFITS                                                    1,208.2                         1,301.2

   OTHER CREDITS                                                                    46.1                            49.4
                                                                               ---------                       ---------
              Total liabilities                                                  2,511.5                         2,621.3

   REDEEMABLE PREFERRED STOCK                                                      185.0                           185.0

   COMMON STOCK REPURCHASE COMMITMENT                                               37.0                            37.9

   STOCKHOLDERS' EQUITY (Schedule A)                                               703.1                           509.2
                                                                               ---------                       ---------
              Total Liabilities, Temporary Equity,
                 and Stockholders' Equity                                      $ 3,436.6                       $ 3,353.4
                                                                               =========                       =========


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1994.


NOTE 2/CAPITAL STOCK

During the 1995 second quarter, the Company contributed 3.9 million shares of its common stock with an aggregate value of $100 million to the Company's Pension Trust, reducing deferred employee benefits and increasing stockholders' equity.


NOTE 3/SUBSEQUENT EVENT

In June, the Company announced it was temporarily postponing the early repurchase of its Series F Exchangeable Preferred Stock due to an increase in breakage fees resulting from a reduction in interest rates. On August 1, the Company exchanged its Series F Exchangeable Preferred Stock, held entirely by Nippon Steel Corporation, for a 10.23% Subordinated Voting Note.


NOTE 4/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $43 million on June 30, 1995 from $42 million on December 31, 1994.

ITEM 2.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of Second Quarter 1995 to Second Quarter
1994

      The Company's reported consolidated net income of $57.9 million, $1.08 per common share, in the second quarter of 1995 exceeded the net income of $31.6 million, $.57 per share, in the year-ago quarter by more than eighty percent. Improved operating results at both of the Company's business segments were the primary factor for the year-to-year improvement.

      Consolidated net sales continued to improve, rising 12 percent from the year-ago quarter to $1.27 billion. Both segments benefited from higher average selling prices which was the major factor for the improvement.

      The Steel Manufacturing segment reported $69.6 million of operating profit, up from $46.7 million in the 1994 second quarter. Net sales increased 7 percent to $685 million due almost entirely to an increase in average selling price, as volume was virtually unchanged at 1,340,000 tons. Operating profit as a percent of sales in the 1995 second quarter improved from the second quarter of 1994 as the operating cost increase of 3 percent was less than the 7 percent revenue increase.

      The Materials Distribution segment net sales of $632 million in the second quarter of 1995 were 15 percent ahead of the year-earlier quarter due almost entirely to an increase in average selling price. Reflecting the improvement in net sales, operating profit increased $16.8 million to $41.0 million in the 1995 second quarter from the year-ago period. On a quarter to comparable year-earlier quarter basis, this is the sixteenth consecutive quarter of Materials Distribution operating profit improvement.


Comparison of First Six Months of 1995 to First Six Months of 1994

      The strong operating performance in the first half of 1995 at both of the Company's business segments was the major factor in the Company reporting a consolidated net income of $102 million for the first six months of 1995 compared to $41 million of net income in the first half of 1994.

      Consolidated net sales of $2.53 billion were 14 percent higher for the first six months of 1995 than the 1994 first half due to improved average selling price at both business segments and higher volume at the Materials Distribution segment.

      Steel Manufacturing segment net sales of $1.34 billion for the first half of 1995 increased 8 percent from the comparable 1994 period due primarily to an improvement in average selling price as shipments increased marginally. Higher average selling price was also the primary factor leading to operating profit increasing to $121 million, more than double year-earlier levels.

      The Materials Distribution segment continued to advance, posting net sales of $1.28 billion and operating profit of $83.0 million, increases of 18 percent and 82 percent, respectively, from year-ago periods. Average selling price in the first six months of 1995 increased 14 percent while volume rose 4 percent compared with the 1994 first half.

Liquidity and Financing

      At June 30, 1995, the Company had cash and cash equivalents of $139 million, compared with $107 million at year-end 1994. There was no short-term borrowing at either date.

      In the 1995 first quarter, the Ryerson unsecured revolving credit facility was increased to $200 million and the maturity was extended for five years. This increased the Company's subsidiaries total committed credit facilities to $325 million.

      During the second quarter, the credit facility at I/N Kote, Inland Steel Company's joint venture galvanizing facility, was renegotiated resulting in reduced borrowing rates, an increase in the term from three to five years, and a reduction in the credit line from $55 million to $45 million.

      In July, Inland Steel Company refinanced $17 million of Pollution Control Bonds, lowering the interest rate from 10.75 percent to 6.85 percent on such debt.

      In May the Company contributed 3.9 million shares of its common stock with an aggregate value of $100 million to the Company's Pension Trust. The contribution strengthens the plan's funded status and reduces the need for future contributions.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) A meeting of stockholders was held on May 24, 1995 and was an annual meeting.

      (b)        No answer is required.

      (c) The election of ten nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

              Nominee                     Affirmative Votes                  Votes Withheld
              -------                     -----------------                  --------------
          A Robert Abboud                     46,663,012                         956,596
          James W. Cozad                      47,190,991                         428,617
          Robert J. Darnall                   46,979,354                         640,254
          James A. Henderson                  47,171,088                         448,520
          Robert B. McKersie                  47,141,583                         478,025
          Maurice S. Nelson, Jr.              47,095,669                         523,939
          Donald S. Perkins                   47,129,579                         490,029
          Joshua I. Smith                     47,142,196                         477,412
          Nancy H. Teeters                    47,160,913                         458,695
          Arnold R. Weber                     47,141,877                         477,731


          The results of the voting for approval of the Inland 1995 Incentive Stock Plan (the "1995 Plan") are as follows:

              For                  Against               Abstain             Broker Non-Votes
              ---                  -------               -------             ----------------
          37,947,216               5,679,781             1,256,158                 2,736,452


          The results of the voting for the election of Price Waterhouse to audit the accounts of the Company and its subsidiaries for 1995 are as follows:

              For                  Against               Abstain
              ---                  -------               -------
          47,214,420               259,008               146,180


          There were no matters voted upon at the meeting, other than approval of the 1995 Plan, to which broker non-votes applied.


      (d)        Not applicable.

ITEM 5.    OTHER INFORMATION

    Consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

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

    4.H Copy of the Thirty-Third Supplemental Indenture dated as of June 1, 1995, from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees.

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

    10.A*  Copy of Inland 1984 Incentive Stock Plan, as amended.

    10.B*  Copy of Inland 1988 Incentive Stock Plan, as amended.

    10.C*  Copy of Inland 1992 Incentive Stock Plan, as amended.

    10.D* Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.

    10.E* Copy of Inland 1992 Stock Plan for Non-Employee Directors, as amended.

    11     Statement of Earnings per Share of Common Stock.

    27     Financial Data Schedule.

    (b)    Reports on Form 8-K.

           On June 5, 1995, the Company filed a Current Report on Form 8-K dated June 5, 1995 reporting in a press release dated June 1, 1995 the temporary postponement of the early repurchase of its Series F redeemable preferred stock due to an increase in breakage fees resulting from a reduction in interest rates.

    ________________________

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.

                                   SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INLAND STEEL INDUSTRIES, INC.




                                            By     JAMES M. HEMPHILL
                                               ------------------------------
                                                   James M. Hemphill
                                                   Controller and
                                                    Principal Accounting Officer



Date:  August 9, 1995

                                                            Part I -- Schedule A

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY

                                                                                Dollars in Millions
                                                     -------------------------------------------------------------------------
                                                                  June 30, 1995                   December 31, 1994
                                                           --------------------------        --------------------------
                                                                  (unaudited)
STOCKHOLDERS' EQUITY
   Series A preferred stock ($1 par value)
     -  94,701 shares issued and outstanding as of
        June 30, 1995 and December 31, 1994                                 $      .1                       $      .1

   Series E preferred stock ($1 par value)
     -  3,112,511 shares and 3,102,553 shares
        issued and outstanding as of June 30,
        1995 and December 31, 1994, respectively                                  3.1                             3.1

   Common stock ($1 par value)
     -  50,556,350 shares issued as of June 30, 1995
        and December 31, 1994                                                    50.6                            50.6

   Capital in excess of par value                                             1,053.6                         1,095.5

   Accumulated deficit
     Balance beginning of year                               $(292.4)                          $(371.9)

     Net income                                                101.9                             107.4

     Dividends
        Series A preferred stock -
          $1.20 per share in 1995 and
          $2.40 per share in 1994                                (.1)                              (.2)
        Series E preferred stock -
          $1.7615 per share in 1995 and
          $3.523 per share in 1994                              (5.5)                            (11.0)
          Income tax benefit - Series E dividend                 1.2                               2.5
        Series F preferred stock -
          $47.40 per share in 1995 and
          $94.80 per share in 1994
                                                                (8.8)                            (17.5)
        Series G preferred stock -
          $1.54165 per share in 1994                             -                                (1.7)
        Common stock -
          $.10 per share in 1995                                (4.6)          (208.3)             -           (292.4)
                                                             -------                           -------
   Unearned compensation related to ESOP                                        (95.2)                         (100.5)
   Common stock repurchase commitment                                           (37.0)                          (37.9)
   Investment valuation allowance                                                (4.3)                           (3.5)
   Unearned restricted stock award compensation                                  (3.3)                           (4.0)
   Treasury stock, at cost
     - 1,912,650 shares and 6,006,122
        shares as of June 30, 1995 and
        December 31, 1994, respectively                                         (54.7)                         (200.9)
   Cumulative translation adjustment                                             (1.5)                            (.9)
                                                                              -------                         -------

               Total Stockholders' Equity                                     $ 703.1                         $ 509.2
                                                                              =======                         =======

                                                            Part I -- Schedule B

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)


                                                                               Dollars in Millions
                                                        -----------------------------------------------------------------
                                                               Three Months Ended                 Six Months Ended
                                                                     June 30                           June 30
                                                             -----------------------            ---------------------
                                                              1995              1994             1995            1994
                                                            --------          --------         --------        --------
NET SALES
   Steel Manufacturing Operations                           $  685.4         $  643.2          $1,337.1        $1,234.0
   Materials Distribution Operations                           631.7            548.1           1,284.0         1,086.6
   Eliminations and adjustments                                (43.6)           (55.7)            (89.9)         (109.3)
                                                            --------         --------          --------        --------
        Total Net Sales                                     $1,273.5         $1,135.6          $2,531.2        $2,211.3
                                                            ========         ========          ========        ========
OPERATING PROFIT

   Steel Manufacturing Operations                           $   69.6         $   46.7          $  120.9        $   60.3
   Materials Distribution Operations                            41.0             24.2              83.0            45.6
   Eliminations and adjustments                                  1.8               .4                .1             1.6
                                                            --------         --------          --------        --------

        Total Operating Profit                              $  112.4         $   71.3          $  204.0        $  107.5
                                                            ========         ========          ========        ========

                                                                      APPENDIX A


                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                      Dollars in Millions
                                                                    ------------------------------------------------------
                                                                       Three Months Ended           Six Months Ended
                                                                            June 30                      June 30
                                                                   -----------------------     ---------------------------
                                                                      1995         1994            1995             1994
                                                                    --------     --------       ---------         --------
NET SALES                                                           $  631.7       $  548.1      $ 1,284.0        $ 1,086.6
                                                                    --------       --------      ---------        ---------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                                  546.0          480.1        1,111.0            954.0

   Selling, general and administrative expenses                         39.1           38.5           79.0             76.3

   Depreciation and amortization                                         5.6            5.3           11.0             10.7
                                                                    --------       --------       --------        ---------
          Total                                                        590.7          523.9        1,201.0          1,041.0
                                                                    --------       --------       --------        ---------

OPERATING PROFIT                                                        41.0           24.2           83.0             45.6

General corporate expense                                               (1.8)          (1.8)          (3.6)            (3.6)
Interest income (expense), net                                            .3            (.9)           1.0             (1.7)
                                                                    --------       --------       --------        ---------

INCOME BEFORE INCOME TAXES                                              39.5           21.5           80.4             40.3

PROVISION FOR INCOME TAXES                                              15.5           10.5           31.9             16.5
                                                                     -------       --------       --------        ---------

NET INCOME                                                           $  24.0       $   11.0       $   48.5        $    23.8
                                                                     =======       ========       ========        =========





                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                             Dollars in Millions
                                                                                             -------------------
                                                                                               Six Months Ended
                                                                                                   June 30
                                                                                            ---------------------
                                                                                              1995           1994
                                                                                            --------       --------
OPERATING ACTIVITIES
   Net income                                                                                 $ 48.5         $ 23.8
                                                                                              ------         ------
   Adjustments to reconcile net income to net cash
      provided from (used for) operating activities:
      Depreciation and amortization                                                             11.0           10.7
      Deferred employee benefit cost                                                           (13.9)           (.4)
      Deferred income taxes                                                                      3.0            4.9
      Change in:      Receivables                                                              (50.1)         (46.4)
                      Inventories                                                              (23.6)         (28.6)
                      Other assets                                                               (.5)             -
                      Accounts payable                                                          10.6           42.6
                      Payables to related companies                                              5.4            7.4
                      Accrued liabilities                                                       (2.8)          (1.1)
                                                                                            --------       --------

         Net adjustments                                                                       (60.9)         (10.9)
                                                                                            --------       --------
         Net cash provided from (used for) operating activities                                (12.4)          12.9
                                                                                            --------       --------

INVESTING ACTIVITIES
   Capital expenditures                                                                         (6.5)          (6.2)
   Proceeds from sales of assets                                                                  .6             .3
                                                                                            --------       --------
         Net cash used for investing activities                                                 (5.9)          (5.9)
                                                                                            --------       --------
FINANCING ACTIVITIES
   Long-term debt retired                                                                        (.7)           (.6)
   Change in notes receivable from related companies                                            16.5          (35.9)
                                                                                            --------      ---------
         Net cash provided from (used for) financing activities                                 15.8          (36.5)
                                                                                            --------        -------

Net decrease in cash and cash equivalents                                                       (2.5)         (29.5)
Cash and cash equivalents - beginning of year                                                    2.5           29.5
                                                                                            --------        -------
Cash and cash equivalents - end of period                                                   $      -        $     -
                                                                                            ========        =======
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest (net of amount capitalized)                                                    $  1.6         $  1.7
      Income taxes, net                                                                         23.8            9.9





                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                           CONSOLIDATED BALANCE SHEET

                                                                           Dollars in Millions
                                                 -----------------------------------------------------------------------
ASSETS                                                       June 30, 1995                 December 31, 1994
                                                       ------------------------       ---------------------------
                                                              (unaudited)
   CURRENT ASSETS
      Cash and cash equivalents                                          $     -                        $      2.5
      Receivables                                                          277.2                             227.1
      Inventories - principally at LIFO                                    296.8                             273.2
      Notes receivable from related companies                               41.1                              57.6
      Deferred income taxes                                                 13.3                              13.0
                                                                        --------                          --------
             Total current assets                                          628.4                             573.4

   PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                        $     466.4                           $461.6
      Less accumulated depreciation                        218.3           248.1            209.1            252.5
                                                          ------                           ------
   DEFERRED INCOME TAXES                                                    23.3                              26.6

   EXCESS OF COST OVER NET ASSETS ACQUIRED                                  24.3                              25.0

   OTHER ASSETS                                                              2.1                               1.6
                                                                        --------                          --------

             Total Assets                                               $  926.2                          $  879.1
                                                                        ========                          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

   CURRENT LIABILITIES
      Accounts payable                                                   $ 110.4                         $    99.8
      Payables to related companies - trade and other                       20.2                              14.8
      Accrued liabilities                                                   25.5                              28.3
      Long-term debt due within one year                                     4.7                               4.7
                                                                       ---------                          --------
             Total current liabilities                                     160.8                             147.6

   LONG-TERM DEBT                                                           22.9                              23.6

   DEFERRED EMPLOYEE BENEFITS AND OTHER                                    114.0                             127.9
                                                                        --------                          --------
             Total liabilities                                             297.7                             299.1

   STOCKHOLDER'S EQUITY                                                    628.5                             580.0
                                                                        --------                         ---------
             Total Liabilities and Stockholder's Equity                 $  926.2                          $  879.1
                                                                        ========                          ========





                 See notes to consolidated financial statements

                   INLAND MATERIALS DISTRIBUTION GROUP, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in Appendix A of Inland Steel Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2/RELATED PARTY TRANSACTIONS

Inland Materials Distribution Group, Inc. ("Distribution") has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, Distribution was charged $3.6 million by Industries for each of the first six months of 1995 and 1994, for management, financial and legal services provided to Distribution.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. Distribution's net intercompany interest income for the first six months of 1995 totaled $1.6 million as compared to $.3 million of interest expense for the first six months of 1994.

Distribution sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                                                     Dollars in Millions
                                                -------------------------------------------------------------
                                                         Three Months                    Six Months
                                                         Ended June 30                  Ended June 30
                                                      ------------------            -------------------
                                                     1995           1994            1995            1994
                                                    ------         ------          ------          ------
      Net Product Sales                            $ 3.8            $ 2.9          $  7.2           $  5.5
      Net Product Purchases                         41.6             54.5            86.1            107.3

                               INDEX TO EXHIBITS



  Exhibit                                                                                                 Sequential
  Number                                              Description                                          Page No.
  -------                                             -----------                                          --------

  3.(i)        Copy of Certificate of Incorporation, as amended, of the
               Company. (Filed as Exhibit 3.(i) to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994,
               and incorporated by reference herein.)                                                       --

  3.(ii)       Copy of By-laws, as amended, of the Company.  (Filed as Exhibit
               3.(ii) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1994, and incorporated by
               reference herein.)                                                                           --

  4.A          Copy of Certificate of Designations, Preferences and Rights of
               Series A $2.40 Cumulative Convertible Preferred Stock of the
               Company. (Filed as part of Exhibit B to the definitive Proxy
               Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting
               held April 23, 1986, and incorporated by reference herein.)                                  --

  4.B          Copy of Certificate of Designation, Preferences and Rights of
               Series D Junior Participating Preferred Stock of the Company.
               (Filed as Exhibit 4-D to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1987, and
               incorporated by reference herein.)                                                           --

  4.C          Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and
               The First National Bank of Chicago, as Rights Agent (Harris
               Trust and Savings Bank, as successor Rights Agent). (Filed as
               Exhibit 1 to the Company's Current Report on Form 8-K filed on
               May 24, 1989, and incorporated by reference herein.)                                         --

  4.D          Copy of Certificate of Designations, Preferences and Rights of
               Series E ESOP Convertible Preferred  Stock of the Company.
               (Filed as Exhibit 4-F to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1989, and incorporated by
               reference herein.)                                                                           --

  4.E          Copy of Certificate of Designations, Preferences and Rights of
               Series F Exchangeable Preferred Stock of the Company. (Filed as
               Exhibit 4(b) to the Company's Current Report on Form 8-K filed
               on December 18, 1989, and incorporated by reference herein.)                                 --

  4.F          Copy of Indenture dated as of December 15, 1992, between the
               Company and Harris Trust and Savings Bank, as Trustee,
               respecting the Company's $150,000,000 12-3/4% Notes due December
               15, 2002.  (Filed as Exhibit 4-G to the Company's Annual Report
               on Form 10-K for the fiscal year ended December 31, 1992, and
               incorporated by reference herein.)                                                           --


Exhibit                                                                                     Sequential
Number         Description                                                                  Page No.
------         -----------                                                                  ----------
  4.G          Copy of First Mortgage Indenture, dated April 1, 1928, between
               Inland Steel Company (the "Steel Company") and First Trust and
               Savings Bank and Melvin A. Traylor, as Trustees, and  of
               supplemental indentures thereto, to and including the
               Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b),
               B-1(c), B-1(d) and B-1(e), filed with Steel Company's
               Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits
               D-1(f) and D-1(g), filed with Steel Company's Registration
               Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January
               18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's
               Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits
               B-1(j) and B-1(k), filed with Steel  Company's Current Report on
               Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No.
               2-4357); (vii) Exhibit B-1(l), filed with Steel Company's
               Current Report on Form 8-K for the month of January, 1945;
               (viii) Exhibit 1, filed with Steel Company's Current Report on
               Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel
               Company's Current Report on Form 8-K for the month of March,
               1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of
               July, 1957; (xiii) Exhibit B, filed with Steel Company's Current
               Report on Form 8-K for the month of January, 1959; (xiv) the
               Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with
               Steel Company's Current Report on Form 8-K for the month of
               April, 1969; (xvi) the Exhibit filed with Steel Company's
               Current Report on Form 8-K for the month of July, 1970; (xvii)
               the Exhibit filed with the amendment on Form 8 to Steel
               Company's Current Report on Form 8-K for the month of April,
               1974; (xviii) Exhibit B, filed with Steel Company's Current
               Report on Form 8-K for the month of September, 1975; (xix)
               Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
               Company's Current Report on Form 8-K for the month of February,
               1977; (xxi) Exhibit B, filed with Steel Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1978; (xxii)
               Exhibit B, filed with Steel Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with
               Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the
               Steel Company's Registration Statement on Form S-2 (No.
               33-43393); and (xxvii) Exhibit 4 filed with Steel Company's
               Current Report on Form 8-K dated June 23, 1993.                                              --

  4.H          Copy of the Thirty-Third Supplemental Indenture dated as of June
               1, 1995, from Inland Steel Company to First National Bank and
               John G. Finley as Trustees to the First Mortgage Indenture dated
               April 1, 1928 between Inland Steel Company and First Trust and
               Savings Bank and Melvin A. Traylor, as Trustees.  . . . . . . .



Exhibit                                                                                                 Sequential
Number         Description                                                                              Page No.
------         -----------                                                                              ----------
  4.I          Copy of consolidated reprint of First Mortgage Indenture, dated
               April 1, 1928, between Inland Steel Company and First Trust and
               Savings Bank and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as
               Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and
               incorporated by reference herein.)                                                           --

  10.A*        Copy of Inland 1984 Incentive Stock Plan, as amended. . . . . .

  10.B*        Copy of Inland 1988 Incentive Stock Plan, as amended. . . . . .

  10.C*        Copy of Inland 1992 Incentive Stock Plan, as amended. . . . . .

  10.D*        Copy of Inland Steel Industries Non-Qualified Thrift Plan, as
               amended.  . . . . . . . . . . . . . . . . . . . . . . . . . . .

  10.E*        Inland 1992 Stock Plan for Non-Employee Directors . . . . . . .

  11           Statement of Earnings per Share of Common Stock.  . . . . . . .

  27           Financial Data Schedule.  . . . . . . . . . . . . . . . . . . .
