Form 10-Q
period 1995-09-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1995-11-13
CIK 790528

                                                            THIRD QUARTER - 1995




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

                               ---------------

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                   For the period ended September 30, 1995

                                     or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
               For the transition period from        to
                                              -------   ------

                               ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,772,404 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 3, 1995.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                                                   Dollars in Millions (except per share data)
                                                            -------------------------------------------------------
                                                                Three Months Ended            Nine Months Ended
                                                                    September 30                 September 30
                                                            -----------------------        ------------------------
                                                              1995           1994            1995            1994
                                                            --------       --------        --------        --------
NET SALES                                                   $1,128.6       $1,129.5        $3,659.7        $3,340.8
                                                            --------       --------        --------        --------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                          966.5          975.5         3,117.1         2,909.6
   Selling, general and
     administrative expenses                                    60.1           49.2           164.4           149.3
   Depreciation                                                 35.4           35.6           107.6           105.2
                                                            --------       --------        --------        --------

          Total                                              1,062.0        1,060.3         3,389.1         3,164.1
                                                            --------       --------        --------        --------

OPERATING PROFIT                                                66.6           69.2           270.6           176.7

General corporate expense,
     net of income items                                        14.0            4.1            20.2            10.0
Interest and other expense on debt                              19.7           17.6            51.2            54.4
                                                            --------       --------        --------        --------

INCOME BEFORE INCOME TAXES                                      32.9           47.5           199.2           112.3

PROVISION FOR INCOME TAXES                                      12.9           16.8            77.3            40.9
                                                            --------       --------        --------        --------

NET INCOME                                                  $   20.0       $   30.7        $  121.9        $   71.4
                                                            ========       ========        ========        ========

EARNINGS PER SHARE OF COMMON STOCK:

   PRIMARY                                                  $    .33       $    .54        $   2.24        $   1.15
                                                            ========       ========        ========        ========

   FULLY DILUTED                                            $    .32       $    .50        $   2.11        $   1.07
                                                            ========       ========        ========        ========





                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                            Dollars in Millions
                                                                                      ------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                      ------------------------------
                                                                                         1995                1994
                                                                                      ----------          ----------
OPERATING ACTIVITIES
   Net income                                                                           $121.9             $  71.4
                                                                                        ------             -------
   Adjustments to reconcile net income to net
       cash provided from operating activities:
       Depreciation                                                                      108.1               105.7
       Deferred employee benefit cost                                                    (27.4)               35.6
       Deferred income taxes                                                              59.0                36.5
       Change in:    Receivables                                                         (10.1)              (45.8)
                     Inventories                                                         (74.9)             (105.5)
                     Advances                                                            (28.2)                 -
                     Accounts payable                                                    (35.9)              (12.1)
                     Accrued salaries and wages                                           (9.4)               (1.4)
                     Other accrued liabilities                                            64.1                12.9
       Other deferred items                                                               22.2                19.8
                                                                                        ------             -------
       Net adjustments                                                                    67.5                45.7
                                                                                        ------             -------
       Net cash provided from operating activities                                       189.4               117.1
                                                                                        ------             -------
INVESTING ACTIVITIES
   Capital expenditures                                                                  (82.8)             (135.3)
   Investments in and advances to joint ventures, net                                     11.6                10.7
   Proceeds from sales of assets                                                           2.0                 5.0
                                                                                        ------             -------
       Net cash used for investing activities                                            (69.2)             (119.6)
                                                                                        ------             -------
FINANCING ACTIVITIES
   Long-term debt issued                                                                  16.8                19.7
   Long-term debt retired                                                                (35.9)             (171.7)
   Dividends paid                                                                        (23.5)              (22.3)
   Acquisition of treasury stock                                                          (2.9)               (3.7)
                                                                                        ------             -------
       Net cash used for financing activities                                            (45.5)             (178.0)
                                                                                        ------             -------

   Net increase (decrease) in cash and cash equivalents                                   74.7              (180.5)
   Cash and cash equivalents - beginning of year                                         107.1               250.5
                                                                                        ------             -------
   Cash and cash equivalents - end of period                                            $181.8             $  70.0
                                                                                        ======             =======
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
       Interest (net of amount capitalized)                                             $ 35.5             $  44.6
       Income taxes, net                                                                   8.4                 5.5
   Non-cash investing and financing activities:
       Long-term debt acquired in purchase of assets                                        -                 63.3
       Reduction of deferred employee benefits resulting from
         contribution of common stock to the Company's Pension Trust                     100.0                  -
       Series F Preferred Stock exchanged for Subordinated
         Voting Note                                                                     185.0                  -

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET
================================================================================

                                                                                    Dollars in Millions
                                                                 -------------------------------------------------------
                                                                    September 30, 1995              December 31, 1994
                                                                 -----------------------         -----------------------
ASSETS                                                                (unaudited)
------
   CURRENT ASSETS
       Cash and cash equivalents                                                $  181.8                        $  107.1
       Receivables                                                                 513.7                           503.6
       Inventories - principally at LIFO
           In process and finished products                      $  439.2                        $  363.8
           Raw materials and supplies                                65.2          504.4             65.7          429.5
                                                                 --------                        --------
       Advances                                                                     28.2                              -
       Deferred income taxes                                                        43.4                            41.3
                                                                                --------                        --------
             Total current assets                                                1,271.5                         1,081.5

   INVESTMENTS AND ADVANCES                                                        220.8                           225.1

   PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                                    4,351.6                         4,269.2
       Less:  Reserve for depreciation,
                 amortization and depletion                       2,664.5                         2,558.2
              Allowance for terminated facilities                   100.7        1,586.4            100.7        1,610.3
                                                                 --------                        --------
   DEFERRED INCOME TAXES                                                           319.1                           379.0
   OTHER ASSETS                                                                     57.6                            57.5
                                                                                --------                        --------
              Total Assets                                                      $3,455.4                        $3,353.4
                                                                                ========                        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

   CURRENT LIABILITIES
       Accounts payable                                                         $  313.4                        $  351.2
       Accrued liabilities                                                         248.8                           194.1
       Long-term debt due within one year                                           21.4                            19.5
                                                                                --------                        --------
              Total current liabilities                                            583.6                           564.8

   LONG-TERM DEBT                                                                  870.2                           705.9

   DEFERRED EMPLOYEE BENEFITS                                                    1,173.8                         1,301.2

   OTHER CREDITS                                                                    66.5                            49.4
                                                                                --------                        --------
              Total liabilities                                                  2,694.1                         2,621.3

   REDEEMABLE PREFERRED STOCK                                                         -                            185.0

   COMMON STOCK REPURCHASE COMMITMENT                                               35.3                            37.9

   STOCKHOLDERS' EQUITY (Schedule A)                                               726.0                           509.2
                                                                                --------                        --------
              Total Liabilities, Temporary Equity,
                 and Stockholders' Equity                                       $3,455.4                        $3,353.4
                                                                                ========                        ========


                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
================================================================================





NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1994.


NOTE 2/CAPITAL STOCK

During the 1995 second quarter, the Company contributed 3.9 million shares of its common stock with an aggregate value of $100 million to the Company's Pension Trust, reducing deferred employee benefits and increasing stockholders' equity.


NOTE 3/REDEEMABLE PREFERRED STOCK

On August 1, 1995, the Company exchanged its Series F Exchangeable Preferred Stock, held entirely by a wholly owned subsidiary of Nippon Steel Corporation, for a 10.23% Subordinated Voting Note.


NOTE 4/WORKFORCE REDUCTIONS AND RESERVES

In the 1995 third quarter the Company recorded a charge of $35 million for provisions related to pensions, health care, and severance costs resulting from the acceptance by 278 salaried Inland Steel Company employees of a voluntary retirement package offered during the quarter. In addition, Inland Steel Company announced the closure of its plate operation. Provisions for pensions and other employee benefits related to the shutdown of this operation had been previously accrued.

With the closure of the plate operation, the Company will have completed the workforce reduction program announced in 1991. A final computation of the employee benefit costs required for the 1991 program resulted in unused reserves due to differences between the actual makeup of the population leaving the Company under this program and the projections used in 1991. Therefore, in the current quarter, the Company reversed $65 million of unused reserves from the balance sheet and recorded a corresponding credit to income.

During the quarter, the Company also increased reserves for previously discontinued or reduced operations related to the Company's restructuring efforts by $18 million, approximately half of which related to benefit costs, primarily at closed mining facilities, and half related to impairment of assets beyond amounts previously recognized. In addition, the Company increased its environmental reserves by $7 million.

NOTE 5/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $53 million on September 30, 1995 from $42 million on December 31, 1994.

ITEM 2.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Comparison of Third Quarter 1995 to Third Quarter 1994


      The Company reported consolidated net income of $20.0 million, $.33 per share, in the 1995 third quarter as compared with $30.7 million, $.54 per share, in the year-earlier period. Lower quarter-to-quarter earnings resulted from lower operating profit at the Steel Manufacturing segment, reflecting a softening in key markets and increased maintenance costs as certain projects planned for later periods were moved into the current quarter.

      Consolidated net sales of $1.13 billion were virtually unchanged from the prior year period. Lower sales levels at the Steel Manufacturing segment were offset, in large part, by higher sales at the Materials Distribution segment.

      The Steel Manufacturing segment reported net sales of $574 million, a 6 percent decrease from the year-ago quarter due to lower volume as average selling price was virtually unchanged. Operating profit slipped to $39.2 million from $42.2 million in the 1994 third quarter in spite of the current quarter operating profit being favorably impacted by $15.2 million of reserve adjustments. A description of reserve adjustments, including those affecting the Steel Manufacturing segment, is included in "Workforce Reductions and Reserves" below.

      The Materials Distribution segment net sales of $591 million in the third quarter of 1995 were 5 percent higher than the year-earlier quarter. An 11 percent increase in average selling price was offset, in part, by a 6 percent decrease in volume. Reflecting the improved net sales, operating profit increased to $28.6 million from $26.9 million in the 1994 quarter. On a quarter to comparable year-earlier quarter basis, this is the seventeenth consecutive quarter of improvement in Materials Distribution operating profit.


Comparison of First Nine Months of 1995 to First Nine Months of 1994

      The major factor in the Company reporting a consolidated net income of $122 million for the first nine months of 1995 compared with $71 million of net income in the comparable 1994 period was the strong operating performance in the first half of 1995 at both of the Company's business segments.

      Consolidated net sales of $3.66 billion were 10 percent higher for the first nine months of 1995 than in 1994 due almost entirely to improved average selling price at both business segments.

      Steel Manufacturing segment net sales of $1.91 billion for the first nine months of 1995 increased 3 percent from the comparable 1994 period due to an improvement in average selling price as shipments decreased 1 percent. Higher average selling price was also the primary factor leading to operating profit increasing to $160 million as compared with $102 million a year earlier.

      The Materials Distribution segment continued to advance, posting net sales of $1.87 billion and operating profit of $112 million, increases of 14 percent and 54 percent, respectively, from year-ago periods. Average selling price in the first nine months of 1995 increased 13 percent while volume increased slightly compared with the first nine months of 1994.

Workforce Reductions and Reserves

      During the quarter, Inland Steel Company offered a voluntary retirement package to approximately 1,000 salaried employees. A total of 278 salaried employees accepted the package, resulting in Inland Steel Company recording a charge of $35 million in the quarter for provisions related to pensions, health care, and severance costs.

      At quarter's end, Inland Steel Company announced the closure of its plate operation. Provisions for pensions and other employee benefits related to the shutdown of this operation had been previously accrued. With the closure of the plate operation, the Company will have completed the workforce reduction program announced in 1991 that will reduce employment at corporate headquarters and Inland Steel Company by 25 percent from year-end 1991. A final computation of the employee benefit costs required for the 1991 program resulted in unused reserves due to differences between the actual makeup of the population leaving the Company under this program and the projections used in 1991. As a result, in the current quarter, the Company reversed $65 million of unused reserves from the balance sheet and recorded a corresponding credit to income.

      In the 1995 third quarter, the Company also recorded the following adjustments to reserves. The Company increased reserves for previously discontinued or reduced operations related to the Company's restructuring efforts by $18 million, approximately half of which related to benefit costs, primarily at closed mining facilities, and half related to impairment of assets beyond amounts previously recognized. The Company also increased its environmental reserves by $7 million.


Liquidity and Financing

      At September 30, 1995, the Company had cash and cash equivalents of $182 million, compared with $107 million at year-end 1994. There was no short-term borrowing at either date.

      In the 1995 first quarter, the Ryerson unsecured revolving credit facility was increased to $200 million and the maturity was extended for five years. This increased Company subsidiaries' total committed credit facilities to $325 million.

      During the second quarter, the credit facility at I/N Kote, Inland Steel Company's joint venture galvanizing facility, was renegotiated resulting in reduced borrowing rates, an increase in the term from three to five years, and a reduction in the credit line from $55 million to $45 million.

      In May, the Company contributed 3.9 million shares of its common stock with an aggregate value of $100 million to the Company's Pension Trust. The contribution strengthens the plan's funded status and reduces the need for future contributions.

      In July, Inland Steel Company refinanced $17 million of Pollution Control Bonds, lowering the interest rate from 10.75 percent to 6.85 percent on such debt.

      In August, the Company exchanged its Series F Exchangeable Preferred Stock, held entirely by a wholly owned subsidiary of Nippon Steel Corporation, for a 10.23% Subordinated Voting Note.

                         PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES



    (a) Inland Steel Company, a subsidiary of the Company, has entered into a Thirty-Fourth Supplemental Indenture dated as of August 1, 1995 to its First Mortgage Indenture dated April 1, 1928 filed as Exhibit 4.G to the Company's 1994 Annual Report on Form 10-K, under which Inland Steel Company's outstanding first mortgage bonds have been issued, to modify certain provisions of the First Mortgage Indenture by (a) deleting the restriction on dividends set forth in Article Six, Section 19, (b) deleting all restrictions on the issuance of additional first mortgage bonds, including those relating to interest coverage and capital expenditures, and on the purposes for which additional first mortgage bonds may be issued, and (c) providing that all first mortgage bonds of any future series may be signed with the facsimile signature or signatures of an officer or officers of Inland Steel Company and may be sealed with the facsimile seal of Inland Steel Company.

ITEM 5.    OTHER INFORMATION

    Consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

    4.E Copy of Subordinated Voting Note Due 1999 in the amount of $185,000,000 from the Company to NS Finance III, Inc. (Filed as
           Exhibit 4.8 to Form S-3 Registration Statement No. 33-62897 and incorporated by reference herein.)

    4.F Copy of Indenture dated as of December 15, 1992, between the Company and Harris Trust and Savings Bank, as Trustee, respecting the Company's $150,000,000 12-3/4% Notes due December 15, 2002. (Filed as Exhibit 4-G to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)

    4.G Copy of First Mortgage Indenture, dated April 1, 1928, between Inland Steel Company (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Third Supplemental Indenture, incorporated by reference from the following
           Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No. 2-4357);
           (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956;
           (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959;
           (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978;
           (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit
           4 filed with Steel Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

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

    10.A* Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as amended.

    11     Statement of Earnings per Share of Common Stock.

    27     Financial Data Schedule.

    (b)    Reports on Form 8-K.

           The Company did not any file Current Reports on Form 8-K during the quarter ended September 30, 1995.


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


                                            INLAND STEEL INDUSTRIES, INC.




                                            By  JAMES M. HEMPHILL
                                               ----------------------------
                                                James M. Hemphill
                                                Controller and
                                                  Principal Accounting Officer





Date:  November 10, 1995

                                                            Part I -- Schedule A

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                               Dollars in Millions
                                                             --------------------------------------------------------
                                                                September 30, 1995                December 31, 1994
                                                             ------------------------          ----------------------
                                                                  (unaudited)
STOCKHOLDERS' EQUITY
   Series A preferred stock ($1 par value)
     -  94,201 shares and 94,701 shares issued and
        outstanding as of September 30, 1995
        and December 31, 1994, respectively                                  $     .1                        $     .1

   Series E preferred stock ($1 par value)
     -  3,105,426 shares and 3,102,553 shares
        issued and outstanding as of September 30,
        1995 and December 31, 1994, respectively                                  3.1                             3.1

   Common stock ($1 par value)
     -  50,556,350 shares issued as of September 30, 1995
        and December 31, 1994                                                    50.6                            50.6

   Capital in excess of par value                                             1,052.4                         1,095.5

   Accumulated deficit
     Balance beginning of year                               $(292.4)                          $(371.9)

     Net income                                                121.9                             107.4

     Dividends
        Series A preferred stock -
          $1.80 per share in 1995 and
          $2.40 per share in 1994                                (.1)                              (.2)
        Series E preferred stock -
          $1.7615 per share in 1995 and
          $3.523 per share in 1994                              (5.5)                            (11.0)
          Income tax benefit - Series E dividend                 1.2                               2.5
        Series F preferred stock -
          $47.40 per share in 1995 and
          $94.80 per share in 1994                              (8.8)                            (17.5)
        Series G preferred stock -
          $1.54165 per share in 1994                             -                                (1.7)
        Common stock -
          $.15 per share in 1995                                (7.1)          (190.8)              -          (292.4)
                                                             -------                           -------

   Unearned compensation related to ESOP                                        (92.8)                         (100.5)
   Common stock repurchase commitment                                           (35.3)                          (37.9)
   Investment valuation allowance                                                (4.0)                           (3.5)
   Unearned restricted stock award compensation                                  (2.8)                           (4.0)
   Treasury stock, at cost
     - 1,861,828 shares and 6,006,122
       shares as of September 30, 1995 and
       December 31, 1994, respectively                                          (53.0)                         (200.9)
   Cumulative translation adjustment                                             (1.5)                            (.9)
                                                                             --------                        --------

               Total Stockholders' Equity                                    $  726.0                        $  509.2
                                                                             ========                        ========

                                                            Part I -- Schedule B

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)

================================================================================


                                                                               Dollars in Millions
                                                           ----------------------------------------------------------
                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30                      September 30
                                                           ------------------------           -----------------------

                                                             1995             1994              1995           1994
                                                           --------         -------           --------        -------
NET SALES
---------

   Steel Manufacturing Operations                          $  574.3         $  613.5          $1,911.4        $1,847.6
   Materials Distribution Operations                          590.7            560.7           1,874.7         1,647.3
   Eliminations and adjustments                               (36.4)           (44.7)           (126.4)         (154.1)
                                                           --------         --------          --------        --------

        Total Net Sales                                    $1,128.6         $1,129.5          $3,659.7        $3,340.8
                                                           ========         ========          ========        ========



OPERATING PROFIT
----------------

   Steel Manufacturing Operations                          $   39.2         $   42.2          $  160.1        $  102.4
   Materials Distribution Operations                           28.6             26.9             111.6            72.5
   Eliminations and adjustments                                (1.2)              .1              (1.1)            1.8
                                                           --------         --------          --------        --------


        Total Operating Profit                             $   66.6         $   69.2          $  270.6        $  176.7
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

                                                                                     Dollars in Millions
                                                                    -----------------------------------------------------
                                                                      Three Months Ended           Nine Months Ended
                                                                        September 30                   September 30
                                                                    ---------------------        ------------------------
                                                                      1995         1994            1995            1994
                                                                    --------     --------        --------        --------
NET SALES                                                            $590.7       $560.7         $1,874.7        $1,647.3
                                                                     ------       ------         --------        --------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                                 518.0        490.8          1,629.0         1,444.9
Selling, general and administrative expenses                           38.6         37.6            117.6           113.8
   Depreciation and amortization                                        5.5          5.4             16.5            16.1
                                                                     ------       ------         --------        --------
          Total                                                       562.1        533.8          1,763.1         1,574.8
                                                                     ------       ------         --------        --------

OPERATING PROFIT                                                       28.6         26.9            111.6            72.5

General corporate expense                                              (1.8)        (1.8)            (5.4)           (5.3)
Interest income (expense), net                                           .7          (.9)             1.7            (2.7)
                                                                     ------       ------         --------        --------

INCOME BEFORE INCOME TAXES                                             27.5         24.2            107.9            64.5


PROVISION FOR INCOME TAXES                                             10.6          8.5             42.5            25.0
                                                                     ------       ------         --------        --------

NET INCOME                                                           $ 16.9       $ 15.7         $   65.4        $   39.5
                                                                     ======       ======         ========        ========





                See notes to consolidated financial statements

                  INLAND MATERIALS DISTRIBUTION GROUP, INC.
                           AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================


                                                                                               Dollars in Millions
                                                                                              ---------------------
                                                                                                Nine Months Ended
                                                                                                  September 30
                                                                                              ---------------------
                                                                                               1995           1994
                                                                                              ------         ------
OPERATING ACTIVITIES
   Net income                                                                                 $ 65.4         $ 39.5
                                                                                              ------         ------
   Adjustments to reconcile net income to net cash
      provided from (used for) operating activities:
      Depreciation and amortization                                                             16.5           16.1
      Deferred employee benefit cost                                                           (13.6)           (.1)
      Deferred income taxes                                                                      3.7            1.2
      Change in:      Receivables                                                              (47.3)         (52.9)
                      Inventories                                                              (14.6)         (35.4)
                      Other assets                                                              (1.0)             -
                      Accounts payable                                                          10.2           12.5
                      Payables to related companies                                              2.3           10.2
                      Accrued liabilities                                                       (1.3)          (3.4)
                                                                                              ------         ------

         Net adjustments                                                                       (45.1)         (51.8)
                                                                                              ------         ------

         Net cash provided from (used for) operating activities                                 20.3          (12.3)
                                                                                              ------         ------

INVESTING ACTIVITIES
   Capital expenditures                                                                        (10.8)         (11.5)
   Proceeds from sales of assets                                                                 1.1            2.8

         Net cash used for investing activities                                                 (9.7)          (8.7)
                                                                                              ------         ------
FINANCING ACTIVITIES
   Long-term debt retired                                                                       (4.5)          (4.7)
   Change in notes receivable from related companies                                            19.0           (1.8)
                                                                                              ------         ------

         Net cash provided from (used for) financing activities                                 14.5           (6.5)
                                                                                              ------         ------

Net increase (decrease) in cash and cash equivalents                                            25.1          (27.5)
Cash and cash equivalents - beginning of year                                                    2.5           29.5
                                                                                              ------         ------
Cash and cash equivalents - end of period                                                     $ 27.6         $  2.0
                                                                                              ======         ======
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest (net of amount capitalized)                                                    $  2.4         $  3.5
      Income taxes, net                                                                         35.7           17.3





                See notes to consolidated financial statements

                  INLAND MATERIALS DISTRIBUTION GROUP, INC.
                           AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                          CONSOLIDATED BALANCE SHEET
================================================================================


                                                                              Dollars in Millions
                                                            ------------------------------------------------------
ASSETS                                                       September 30, 1995               December 31, 1994
------                                                      --------------------           -----------------------
                                                                (unaudited)
   CURRENT ASSETS
      Cash and cash equivalents                                          $  27.6                           $   2.5
      Receivables                                                          274.4                             227.1
      Inventories - principally at LIFO                                    287.8                             273.2
      Notes receivable from related companies                               38.6                              57.6
      Deferred income taxes                                                 13.4                              13.0
                                                                         -------                           -------

             Total current assets                                          641.8                             573.4

   PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                               $469.3                         $461.6
      Less accumulated depreciation                          222.6         246.7            209.1            252.5
                                                            ------                         ------

   DEFERRED INCOME TAXES                                                    22.5                              26.6

   EXCESS OF COST OVER NET ASSETS ACQUIRED                                  24.0                              25.0

   OTHER ASSETS                                                              2.6                               1.6
                                                                         -------                           -------

             Total Assets                                                $ 937.6                           $ 879.1
                                                                         =======                           =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

   CURRENT LIABILITIES
      Accounts payable                                                   $ 110.0                           $  99.8
      Payables to related companies - trade and other                       17.1                              14.8
      Accrued liabilities                                                   27.0                              28.3
      Long-term debt due within one year                                     4.7                               4.7
                                                                         -------                           -------
             Total current liabilities                                     158.8                             147.6

   LONG-TERM DEBT                                                           19.1                              23.6

   DEFERRED EMPLOYEE BENEFITS AND OTHER                                    114.3                             127.9
                                                                         -------                           -------
             Total liabilities                                             292.2                             299.1

   STOCKHOLDER'S EQUITY                                                    645.4                             580.0
                                                                         -------                           -------
             Total Liabilities and Stockholder's Equity                  $ 937.6                           $ 879.1
                                                                         =======                           =======





                See notes to consolidated financial statements

                  INLAND MATERIALS DISTRIBUTION GROUP, INC.
                           AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in Appendix A of Inland Steel Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2/RELATED PARTY TRANSACTIONS

Inland Materials Distribution Group, Inc. ("Distribution") has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, Distribution was charged $5.4 million by Industries for each of the first nine months of 1995 and 1994, for management, financial and legal services provided to Distribution.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. Distribution's net intercompany interest income for the first nine months of 1995 totaled $2.6 million as compared to $.5 million of interest expense for the first nine months of 1994.

Distribution sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                                                     Dollars in Millions
                                                   -------------------------------------------------------
                                                        Three Months                   Nine Months
                                                     Ended September 30              Ended September 30
                                                   ----------------------          -----------------------
                                                    1995            1994            1995             1994
                                                   -----            -----          ------           ------
      Net Product Sales                            $ 2.4            $ 2.7          $  9.6           $  8.2
      Net Product Purchases                         35.9             43.7           122.0            151.0

                               INDEX TO EXHIBITS


  Exhibit                                                                                                 Sequential
  Number                                              Description                                          Page No.
  -------                                             -----------                                          --------
  3.(i)        Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit
               3.(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September
               30, 1994, and incorporated by reference herein.)                                               --

  3.(ii)       Copy of By-laws, as amended, of the Company . . . . . . . . . . . . . . . . . . . . . .

  4.A          Copy of Certificate of Designations, Preferences and Rights of Series A $2.40
               Cumulative Convertible Preferred Stock of the Company. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986,
               and incorporated by reference herein.)                                                         --

  4.B          Copy of Certificate of Designation, Preferences and Rights of Series D Junior
               Participating Preferred Stock of the Company. (Filed as Exhibit 4-D to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and
               incorporated by reference herein.)                                                             --

  4.C          Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of
               May 24, 1989, between the Company and The First National Bank of Chicago, as Rights
               Agent (Harris Trust and Savings Bank, as successor Rights Agent). (Filed as Exhibit 1 to the Company's Current Report on Form 8-K filed on May 24, 1989, and incorporated by
               reference herein.)                                                                             --

  4.D          Copy of Certificate of Designations, Preferences and Rights of Series E ESOP
               Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated by
               reference herein.)                                                                             --

  4.E          Copy of Subordinated Voting Note Due 1999 in the amount of $185,000,000 from the
               Company to NS Finance III, Inc. (Filed as Exhibit 4.8 to Form S-3 Registration
               Statement No. 33-62897 and incorporated by reference herein.)                                  --

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
                                                                                                              --

  Exhibit                                                                                                 Sequential
  Number                                              Description                                          Page No.
  -------                                             -----------                                          --------
  4.G          Copy of First Mortgage Indenture, dated April 1, 1928, between Inland Steel Company
               (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as
               Trustees, and  of supplemental indentures thereto, to and including the Thirty-Third
               Supplemental Indenture, incorporated by reference from the following Exhibits: (i)
               Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel Company's
               Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit
               B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937;
               (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated
               February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel  Company's Current
               Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel
               Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii)
               Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of
               November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel
               Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956;
               (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of
               July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel
               Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970;
               (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's
               Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx)
               Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of
               February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel
               Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983;
               (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2
               (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form  8-
               K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Steel Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.                             --

  4.H          Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between
               Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as
               Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1
               Registration Statement No. 2-9443, and incorporated by reference herein.)                      --

  10.A*        Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as amended . . . . . . . .

  11           Statement of Earnings per Share of Common Stock . . . . . . . . . . . . . . . . . . . .

  27           Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.