Form 10-K
period 1995-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1996-03-29
CIK 790528

                                                                            1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _______________

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
YES  X . NO   .
   -----   ----
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     AS OF MARCH 12, 1996 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $1,236,438,207.(1)

     THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 12, 1996 WAS 48,778,146.

     (1)EXCLUDING STOCK HELD BY DIRECTORS AND OFFICERS OF REGISTRANT, WITHOUT ADMISSION OF AFFILIATE STATUS OF SUCH INDIVIDUALS FOR ANY OTHER PURPOSE; ALSO, EXCLUDING SERIES E ESOP CONVERTIBLE PREFERRED STOCK OF THE REGISTRANT, WHICH SERIES IS NOT PUBLICLY TRADED.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS I AND II OF THIS REPORT ON FORM 10-K INCORPORATE BY REFERENCE CERTAIN INFORMATION FROM THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995. PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH WILL BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY SCHEDULED TO BE HELD ON MAY 22, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Inland Steel Industries, Inc. (the "Company"), a Delaware corporation, is the sole stockholder of Inland Steel Company and Inland Materials Distribution Group, Inc. ("Distribution"). Inland Steel Company is a fully integrated domestic steel company that produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures. Distribution is the sole stockholder of Joseph T. Ryerson & Son, Inc. ("Ryerson") and J. M. Tull Metals Company, Inc. ("Tull"). Ryerson and Tull are leading steel service, distribution and materials processing organizations.

BUSINESS SEGMENTS

     The business segments of the Company and its subsidiaries are Steel Manufacturing (including iron ore operations) and Materials Distribution. For the three years ended December 31, 1995, information relating to net sales, operating profit, identifiable assets, depreciation and capital expenditures for both business segments of the Company appears in Note 16 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995. Such information is hereby incorporated by reference herein.

Steel Manufacturing Operations
------------------------------

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

     Inland Steel Company has two divisions -- the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The Flat Products division manages Inland Steel Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet and strip and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Flat Products division closed its plate operations at year-end 1995. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry. The Bar division closed its 28-inch structural mill in early 1991, completing Inland Steel Company's withdrawal from the structural steel manufacturing business.

     Inland Steel Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of Inland Steel Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that achieved operation at its design capacity in 1992. I/N Kote, owned equally by wholly owned subsidiaries of Inland Steel Company and NSC (indirect in the case of NSC), operates two galvanizing lines that achieved operation at their design capacity in 1993. Inland Steel Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

  Raw Steel Production and Mill Shipments

     The following table shows, for the five years indicated, Inland Steel Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                                      RAW STEEL PRODUCTION
                                                                ---------------------------------
                                                                                  INLAND STEEL
                                                                INLAND STEEL    COMPANY AS A % OF
                                                                  COMPANY           U.S STEEL
                                                                (000 TONS*)         INDUSTRY
                                                                ------------    -----------------
    1995.....................................................       5,419               5.3 %**
    1994.....................................................       5,309               5.3
    1993.....................................................       5,003               5.2
    1992.....................................................       4,740               5.2
    1991.....................................................       4,677               5.3

---------------
 * Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of Inland Steel Company was reduced to
6.0 million net tons from 6.5 million net tons effective September 1, 1991, as Inland Steel Company ceased making ingots. The basic oxygen process accounted for 91% and 94% of raw steel production of Inland Steel Company in 1995 and 1994, respectively. The remainder of such production was accounted for by electric furnace.

     The total tonnage of steel mill products shipped by Inland Steel Company for each of the five years 1991 through 1995 was 5.1 million tons in 1995; 5.2 million tons in 1994; 4.8 million tons in 1993; 4.3 million tons in 1992; and
4.2 million tons in 1991. In 1995, sheet, strip, plate and certain related semi-finished products accounted for 84% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 16%.

     In 1995 and 1994, approximately 93% and 95% respectively of the shipments of the Flat Products division and 93% in both years of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 76% of the shipments of the Flat Products division and 84% of the shipments of the Bar division in 1995 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 77% and 84% in 1994. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including Inland Steel Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 21.4% of the domestic market in 1995, below the 1984 peak of 26.4%, and 24.7% in 1994. Many foreign producers are owned, controlled, or subsidized by their governments, allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

     Mini-mills provide significant competition in certain product lines, primarily structural shapes, bars and rods. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including Inland Steel Company. Mini-mills have been adding capacity and expanding their product lines in recent years to produce larger structural products and certain flat-rolled products, including coated products. A significant increase in modern mini-mill capacity is anticipated within the next two years.

     Certain facilities at the Indiana Harbor Works have been permanently closed and others have been shut down for temporary periods. The 28-inch structural mill was closed in early 1991, reflecting a decision to withdraw from the structural steel markets. In late 1991 the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were closed either as part of a program to permanently reduce costs through the closure of uneconomic facilities or for environmental reasons. Provisions with respect to the shutdown of the structural mill were taken in 1987. Provisions for estimated costs incurred in connection with the closure of the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were made in 1991. Included in such provisions were costs associated with Inland Steel Company's closure of its No. 11 Coke Oven Battery in June 1992. All remaining coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.) At year-end 1995 the plate mill was closed. Provisions for such closure were taken prior to and in 1991.

     For the five years indicated, shipments by market classification of steel mill products produced by Inland Steel Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 54% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                                PERCENTAGE OF TOTAL TONNAGE
                                                                     OF STEEL SHIPMENTS
                                                          ----------------------------------------
                                                          1995     1994     1993     1992     1991
                                                          ----     ----     ----     ----     ----
    Steel Service Centers:
      Affiliates.......................................     9%       9%       9%       7%       8%
      Non-Affiliates...................................    23       20       22       22       24
                                                          ---      ---      ---      ---      ---
                                                           32       29       31       29       32
    Automotive.........................................    30       32       30       28       25
    Steel Converters/Processors........................    14       12       13       18       12
    Appliance..........................................     8        9        9        9        8
    Industrial, Electrical and Farm Machinery..........     7        8        7        8        9
    Construction and Contractors' Products.............     2        2        3        3        4
    Other..............................................     7        8        7        5       10
                                                          ---      ---      ---      ---      ---
                                                          100%     100%     100%     100%     100%
                                                          ===      ===      ===      ===      ===

     Some value-added steel processing operations for which Inland Steel Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to Inland Steel Company's customers. In 1995, approximately 32% of the products produced by Inland Steel Company were processed further through value-added services such as electrogalvanizing, painting and slitting, excluding products processed further by affiliates.

     Approximately 78% of the total tonnage of shipments by Inland Steel Company during 1995 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of Inland Steel Company was responsible for shipment of approximately 15% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1995.

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

     The following table shows (1) the iron ore pellets available to Inland Steel Company, as of December 31, 1995, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1995 and 1994 iron ore pellet production or purchases from such sources; and (3) the percentage of Inland Steel Company's iron ore requirements represented by production or purchases from such sources in 1995 and 1994.

                                                              IRON ORE
                                                        TONNAGES IN THOUSANDS
                                                       (GROSS TONS OF PELLETS)
                                                  ---------------------------------        % OF
                                                  AVAILABLE AS OF      PRODUCTION      REQUIREMENTS(1)
                                                   DECEMBER 31,      --------------    -------------
                                                      1995(2)        1995     1994     1995     1994
                                                  ---------------    -----    -----    ----     ----
        INLAND STEEL MINING COMPANY PROPERTY
          Minorca -- Virginia, MN..............        62,000        2,769    2,717     38%      39%
        IRON ORE VENTURES AND LONG-TERM
          PURCHASE CONTRACTS
          Empire (40% owned) -- Palmer, MI;
          Wabush (15.09% owned) -- Wabush,
             Labrador and Pointe Noire, Quebec,
             Canada............................       124,000        3,961    3,625     55       52
                                                      -------        -----    -----     --       --
             Total Iron Ore....................       186,000        6,730    6,342     93%      91%
                                                      =======        =====    =====     ==       ==

---------------
(1) Requirements in excess of production are purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of Inland Steel Company's coal requirements are satisfied from independent sources, with a portion of such requirements being met under a significant purchase contract. The contract requires Inland Steel Company to purchase (subject to force majeure provisions) a total of 1,270,000 tons of metallurgical and/or steam coal at prices (intended to approximate market) determined with respect to certain cost factors. The term of the contract has been extended through April 1996, with the extension covering solely steam coal due to the shutdown of Inland Steel Company's coke batteries in December 1993. During 1995, Inland Steel Company purchased 25% of its coal requirements under such contract, representing 66% of its steam coal requirements. It is anticipated that steam coal purchases will be made under short-term contracts and through spot-market purchases.

     Inland Steel Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of Inland Steel Company holds a 50% interest. The PCI facility pulverizes coal for injection into Inland Steel Company's blast furnaces. Inland Steel Company had entered into a contract (subject to force majeure provisions) to purchase 95% of the PCI facility's requirements for injection-quality coal through the term of the contract (which expired at the end of 1995). Early in 1994, Inland Steel Company suspended its purchases under the contract's force majeure provisions and coal was not purchased under this contract during 1995. As a result, the PCI facility's coal requirements are satisfied under short-term purchase contracts.

     In December 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. Inland Steel Company has entered into two long-term purchase contracts, one of which requires the purchase of 1,400,000 tons of coke and extends through July 1999 subject to force majeure provisions and may be extended by mutual agreement of the parties. The second contract requires the purchase of 350,000 tons of coke for the period January 1, 1996 through December 31, 2000 on a take or pay basis, with a provision allowing Inland to sell the coke to others. Both contract terms require purchases on an annualized basis at prices negotiated annually based on certain market determinants. During 1995, Inland Steel Company satisfied 70% of its total coke needs under such arrangements. The remainder of its purchased coke requirements was obtained through contracts with independent domestic and foreign sources.

     Inland Steel Company sold all of its limestone and dolomite properties in September 1990. Inland Steel Company has entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of its annual limestone needs through 2002, with a required minimum annual purchase of one million gross tons through 1996.

     Approximately 80% of the iron ore pellets and all of the limestone received by Inland Steel Company at its Indiana Harbor Works in 1995 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 25% of Inland Steel Company's coal requirements were transported in its hopper cars by unit train in 1995. The remainder of Inland Steel Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 23% of Inland Steel Company's coke requirements in 1995 were transported in its own hopper cars, 47% in leased hopper cars, 17% in independent carrier-owned hopper cars, and 13% in independent carrier-owned river barges.

     See "Energy" below for further information relating to the use of coal in the operations of Inland Steel Company.

Materials Distribution Operations

     The Company's materials distribution operations in the United States are conducted by its wholly owned materials distribution subsidiary, Inland Materials Distribution Group, Inc., through its operating subsidiaries -- Joseph
T. Ryerson & Son, Inc. and J. M. Tull Metals Company, Inc. Ryerson, Tull and Ryerson Coil Processing, a specialized processing unit, are organized into five business units along regional and product lines. Ryerson, on a nationwide basis, and Tull, in the southeastern and south-central United States, each compete with a large number of steel service centers, some of which are affiliated with foreign steelmakers. Competition is primarily on the basis of service, quality and price. The ability to meet just-in-time delivery requirements of customers depends on maintaining adequate inventories and processing capacity and highly trained personnel.

     Depending on location, the Company's materials distribution operations are engaged in the sale of carbon, alloy and stainless steel; aluminum and aluminum alloys; nickel and nickel alloys; copper; brass; specialty metals; and industrial plastics. The materials distribution centers sell products in various forms, including, again depending on location, plate, sheet, coil, wire, rod, bar, tubing, pipe, structural, and expanded metal and grating. During 1995, the Materials Distribution segment shipped approximately 38% of its product (by sales revenue) to machinery manufacturers, 25% to metal producers and fabricators, 10% to transportation equipment producers, 9% to electrical machinery producers, 3% to wholesale distributors, 3% to construction-related purchasers, 3% to metal mills and foundries, and 9% to other customers. Approximately 17% of the tons of product purchased in 1995 by the Materials Distribution segment were from affiliates.

  Joseph T. Ryerson & Son, Inc.

     Ryerson, with business unit headquarters in Philadelphia, Chicago, and Seattle is a leading materials distribution organization. With full-line service centers in 30 major cities, Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil Processing Company division, headquartered in Chicago, performs processing through five facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

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

                                                     1995      1994      1993      1992      1991
                                                     ----      ----      ----      ----      ----
    Steel Manufacturing Operations
      Sheet, Strip and Plate......................    40%       43%       45%       45%       45%
      Bar and Structural..........................     9         8         7         6         6
                                                     ---       ---       ---       ---       ---
    Total Steel Manufacturing Operations..........    49        51        52        51        51
    Materials Distribution Products...............    51        49        48        49        49
                                                     ---       ---       ---       ---       ---
                                                     100%      100%      100%      100%      100%
                                                     ===       ===       ===       ===       ===

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1995, are set forth below. Net capital additions during such period aggregated $267.6 million.

                                                               DOLLARS IN MILLIONS
                                           ------------------------------------------------------------
                                                          RETIREMENTS                       NET CAPITAL
                                           ADDITIONS       OR SALES        ADJUSTMENTS       ADDITIONS
                                           ---------      -----------      -----------      -----------
    1995................................    $ 134.6         $  41.3           $ 1.5           $  94.8
    1994................................      245.3            61.9             2.1             185.5
    1993................................      105.6           143.4            (1.3)            (39.1)
    1992................................       64.4            74.9            (7.4)            (17.9)
    1991................................      140.2            95.3             (.6)             44.3

     In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of Inland Steel Company. In 1995, the Company and its subsidiaries made capital expenditures of $135 million. Approximately $114 million was spent for Steel Manufacturing capital projects in 1995, including replacements and renewals. Capital expenditures of $245 million in 1994 included $146 million related to the purchase of the No. 2 Basic Oxygen Furnace Shop caster facility which had previously been leased, including $83 million for the purchase of the equity interest plus assumption of $63 million of caster-related debt.

     In July 1987, a wholly owned subsidiary of Inland Steel Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately one-third is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility, located near New Carlisle, Indiana, achieved operation at its design capacity in 1992. Inland Steel Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of Inland Steel Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of Inland Steel Company owns a 50%
interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 900,000 tons. The facility achieved operation at its design capacity in 1993. Inland Steel Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from Inland Steel Company, which supplies the substrate from the I/N Tek facility and Inland Steel Company's Indiana Harbor Works.

     Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions -- Joint Ventures" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting scheduled to be held on May 22, 1996, and is incorporated by reference into Item 13 of this Report.

     The amount budgeted for 1996 capital expenditures by the Company and its subsidiaries is approximately $200 million. It is anticipated that capital expenditures will be funded from cash generated by operations, cash on hand at year-end 1995, plus possible funding from third-party financing. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1995 was approximately 15,400, of whom approximately 10,200 were employed at Inland Steel Company. The majority of the remaining employees were employed at the Company's materials distribution operations. At year-end, approximately 7,900 of the Company's employees, including 7,400 at Inland Steel Company, were represented by the United Steelworkers of America, of whom approximately 600 at Inland Steel Company were on furlough or indefinite layoff. Approximately 1,100 employees were represented by other unions during 1995. Total employment costs decreased from $950 million in 1994 to $941 million in 1995, as lower costs for pensions and other postretirement benefits were almost entirely offset by higher direct compensation expense, including profit sharing provisions.

     Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at both the Company and Inland Steel Company. With the closure of the plate operations at year-end 1995, the Company has completed the workforce reduction program which was part of the turnaround strategy, reducing employment by 25%.

     The current labor agreement between Inland Steel Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provided a wage increase of $.50 per hour in 1995 and a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million). All active employees receive an additional week of vacation in 1994 and in 1996. The agreement provides for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage during the six-year term of the contract. The agreement also provides for election of a Union designee acceptable to the Company to the Company's Board of Directors (Dr. Robert B. McKersie is such Union designee), restrictions on the ability of Inland Steel Company to reduce the Union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit-sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

     As of December 31, 1995, the number of active employees at Ryerson was approximately 4,000, of whom approximately 1,100 were covered by collective bargaining agreements. Of those employees covered by collective bargaining agreements, approximately 500 production, maintenance, and transportation employees were represented by the United Steelworkers of America and approximately 300 such employees were represented by the International Brotherhood of Teamsters. The current agreement with the United Steelworkers will expire on July 31, 1996. During 1995, Ryerson reached agreement at three separate plants (Los Angeles, Spokane and Seattle) represented by various unions covering 86 employees. These agreements expire on various dates from April 30, 1997 through April 30, 1999. The agreements, as well as the current agreement with the United Steelworkers of America, provide for modest wage increases, lump sum bonuses, pension improvements, and increased employee sharing of health care costs. Ryerson maintains agreements with the Teamsters covering 10 facilities. Teamster agreements expire on various dates during the period beginning June 30, 1996, and ending May 15, 1999. In addition, Ryerson contracts with independent third parties to provide approximately 170 drivers on a leased basis to ten Ryerson facilities. These leased drivers are covered by agreements between the Teamsters and such independent third parties, which agreements expire on March 31, 1998.

FOREIGN OPERATIONS

     In 1994, the Company formed Inland International, Inc. to conduct the Company's international operations, consisting of supporting its domestic strategic customers' foreign operations, providing materials management and technical services, selling products of the Company and its affiliates and purchasing certain of their requirements, in each instance, outside of the United States. In 1994, Inland International, Inc. organized Inland International Trading, Inc. to sell products and services of the Company and its affiliates and to purchase materials abroad. In order to implement such purposes, in 1995 Inland International Trading, Inc. entered into a joint venture to organize I.M.F. Steel International Limited, a Hong Kong company (in which it holds a 50% interest), with the Hong Kong-based trading company subsidiary of the MacSteel Group (South Africa) and Russel Metals, Inc. (Canada). In 1994, an Inland International, Inc. subsidiary and Altos Hornos de Mexico, S.A. de C.V., formed Ryerson de Mexico, S.A. de C.V. to provide materials management and technical services to the Mexican market through 19 distribution locations in Mexico. In the People's Republic of China, the Company has entered into a joint venture agreement with Baoshan Iron & Steel Corporation, which is subject to certain government approvals. Other foreign joint ventures are in the negotiation or planning stage. Substantially all of the Company's operations are located in the United States and at year-end 1995, investments in foreign operations and foreign sales were not material.

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

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree included a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million primarily to cover the costs of assessing environmental contamination, discussed below. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another two to four years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

     By year-end 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated the closure of such remaining coke-making facilities at year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. Inland Steel Company has entered into two long-term contracts to satisfy the majority of its coke needs. (See "Raw Materials" above.) In addition, Inland Steel Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing Inland Steel Company's coke needs by approximately 25%. The facility achieved operation at its design capacity in 1994.

     Capital spending for pollution control projects totaled $19 million in 1995, up from $18 million in 1994. Another $39 million was spent in 1995 to operate and maintain such equipment, versus $41 million a year earlier. During the five years ended December 31, 1995, the Company has spent $274 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $23 million in 1996. It is anticipated that the Company will make annual capital expenditures of $10 million to $15 million in each of the four years thereafter. In addition, Inland Steel Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of Inland Steel Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which Inland Steel Company is involved.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 71% of the energy consumed by Inland Steel Company at the Indiana Harbor Works in 1995. See "Environment" above for a discussion of coke-making by Inland Steel Company.

     Natural gas and fuel oil supplied approximately 26% of the energy requirements of the Indiana Harbor Works in 1995 and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility (see "Environment" above) has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and, through Inland Steel Company, generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1995, Inland Steel Company produced approximately 58% of its requirements at the Indiana Harbor Works. The purchase of electricity at the

Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of Nipsco Industries, Inc. ("Nipsco") has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine on such land. Pursuant to a 15-year toll-charge contract between Inland Steel Company and the Nipsco subsidiary, the turbine facility is expected to generate electricity for use by Inland Steel Company utilizing steam produced by burning waste blast furnace gas. It is anticipated that the facility will become operational in the first half of 1996 and that it will fulfill approximately 75% of the purchased electricity requirements of the Indiana Harbor Works at prices below those currently available to Inland Steel Company.

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

     I/N Tek, a partnership in which a subsidiary of Inland Steel Company owns a 60% interest, has constructed a 1,500,000-ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of Inland Steel Company planned for such facility.

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

  Iron Ore

     The operating iron ore properties of Inland Steel Company's subsidiaries and of the iron ore ventures in which Inland Steel Company has an interest are as follows:

                                                                              ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                         (IN THOUSANDS OF
                                                                           GROSS TONS OF
                 PROPERTY                            LOCATION                PELLETS)
------------------------------------------   ------------------------   -------------------
Empire Mine...............................   Palmer, Michigan                  8,100
Minorca Mine..............................   Virginia, Minnesota               2,700
Wabush Mine...............................   Wabush, Labrador and              5,700
                                             Pointe Noire, Quebec,
                                             Canada

     The Empire Mine is operated by the Empire Iron Mining Partnership, in which Inland Steel Company has a 40% interest. Inland Steel Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Wabush Mine is a taconite project in which Inland Steel Company owns an approximately 15% interest. Inland Steel Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

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

PROPERTIES OF MATERIALS DISTRIBUTION SEGMENT

Joseph T. Ryerson & Son, Inc.

     Ryerson owns its regional business unit headquarters offices in Chicago and leases regional headquarters offices in West Chester (PA) and Renton (WA). Ryerson/East division maintains materials distribution centers at Buffalo, Carnegie (PA), Charlotte, Chattanooga, Cleveland, Philadelphia, and Wallingford
(CT).

Ryerson/Central's service centers are in Chicago, Cincinnati, Dallas, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Milwaukee, Omaha, Plymouth
(MN), St. Louis, and Tulsa. Ryerson/West's service centers are in Commerce City
(CO), Emeryville (CA), Los Angeles, Phoenix, Portland (OR), Renton (WA), Spokane, and Salt Lake City. Ryerson Coil Processing division's processing facilities are located in Chicago, Marshalltown (IA), Plymouth (MN) and New Hope
(MN).

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

ITEM 3. LEGAL PROCEEDINGS.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million primarily to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another two to four years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

     On March 22, 1985, the EPA issued an administrative order to Inland Steel Company's former Inland Steel Container Company Division ("Division") naming the former Division and various other unrelated companies as responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of a waste disposal facility operated by Duane Marine Salvage Corporation at Perth Amboy, New Jersey. The administrative order alleged that certain of the former Division's wastes were transported to, and disposed of at, that facility and required Inland Steel Company to join with other named parties in taking certain actions relating to the facility. Inland Steel Company and the other administrative order recipients have completed the work required by the order. In unrelated matters, the EPA also advised the former Division and various other unrelated parties of other sites located in New Jersey at which the EPA expects to spend public funds on any investigative and corrective measures that may be necessary to control any releases or threatened releases of hazardous substances, pollutants and contaminants pursuant to the applicable provisions of CERCLA. The notice also indicated that the EPA believes Inland Steel Company may be a responsible party under CERCLA. The extent of Inland Steel Company's involvement and participation in these matters has not yet been determined. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, none of these matters is expected to materially affect Inland Steel Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

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

     Inland Steel Company received a Notice of Violation from the Indiana Department of Environmental Management ("IDEM") dated March 3, 1989 alleging violations of Inland Steel Company's National Pollutant Discharge Elimination System ("NPDES") permit regarding water discharges. IDEM advised Inland Steel Company by letter dated November 22, 1995 that this Notice of Violation was withdrawn inasmuch as the consent decree discussed in the first paragraph of this section adequately addressed all of the violations noted in said Notice of Violation.

     By letter dated March 12, 1996, Inland Steel Company was informed that, at the request of the EPA, the Department of Justice is preparing to bring civil claims against Inland Steel Company for alleged violations of effluent limits contained in its NPDES permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, this matter is not expected to materially affect Inland Steel Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

     Inland Steel Company received a Special Notice of Potential Liability ("Special Notice") from IDEM on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that Inland Steel Company may be a PRP and that Inland Steel Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, Inland Steel Company, along with other PRPs, entered into an Agreed Order with IDEM, pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. Those costs which Inland Steel Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $250,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. Inland Steel Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect Inland Steel Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT.

     Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. All executive officers of the Company, with the exception of Earl L. Mason, Maurice
S. Nelson, Jr., Neil S. Novich, and George A. Ranney, Jr., have been employed by the Company or a subsidiary of the Company throughout the past five years.

     Set forth below are the executive officers of the Company as of March 1, 1996 and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary of the Company, are shown below.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
-----------------------------------   --------------------------------------------------------
Robert J. Darnall, 57..............   Mr. Darnall has been Chairman, President and Chief
  Chairman, President, Chief          Executive Officer of the Company since September 1,
  Executive Officer and Director      1992. A Director of the Company since April 23, 1986, he
                                      became Chairman of the Executive Committee on January 1,
                                      1993. He has been Chairman of Inland Materials
                                      Distribution Group, Inc. and Chairman and Chief
                                      Executive Officer of Joseph T. Ryerson & Son, Inc. since
                                      April 1995. He has also been Chairman of Inland Steel
                                      Company since September 1992 and a Director of Inland
                                      Steel Company since April 1983. He was President and
                                      Chief Operating Officer of the Company from April 1986
                                      to September 1992. Mr. Darnall was also Chief Executive
                                      Officer of Inland Steel Company from September 1992 to
                                      January 1995, and was also its President from November
                                      1987 to September 1992, and was Chairman of Inland
                                      Materials Distribution Group, Inc. from November 1990 to
                                      June 1994.
Maurice S. Nelson, Jr., 58.........   Mr. Nelson has been Executive Vice President and
  Executive Vice President and        Director of the Company and President and Chief
  Director                            Executive Officer of Inland Steel Company since January
                                      25, 1995. He was Senior Vice President of the Company
                                      and President and Chief Operating Officer of Inland
                                      Steel Company from September 1992 to January 1995. He
                                      also holds the position of President of the Inland Steel
                                      Flat Products Company division of Inland Steel Company,
                                      which he assumed on joining the Company on November 1,
                                      1991. Prior to joining Inland Steel Company, he was
                                      President, Sheet and Plate Division, Aluminum Company of
                                      America ("ALCOA"), from August 1991 to October 1991 and
                                      Vice President, Sheet and Plate Division, ALCOA, from
                                      October 1986 to July 1991. Mr. Nelson has elected to
                                      retire April 1, 1996. Mr. Darnall will assume his
                                      responsibilities.
Neil S. Novich, 41.................   Mr. Novich has been Senior Vice President of the Company
  Senior Vice President               since January 25, 1995, and President and Chief
                                      Operating Officer of Inland Materials Distribution
                                      Group, Inc., Chairman and President of Joseph T. Ryerson
                                      & Son, Inc., and Chairman of J.M. Tull Metals Company,
                                      Inc. since June 15, 1994. He also was Vice President of
                                      the Company from June 15, 1994 to January 25, 1995.
                                      Prior to joining the Company, he led the Distribution
                                      and Logistics Practice at Bain & Company, an
                                      international management consulting firm, from 1987 and
                                      was employed by Bain since 1981.

           NAME, AGE AND                             POSITIONS AND OFFICES HELD
 PRESENT POSITION WITH REGISTRANT                    DURING THE PAST FIVE YEARS
-----------------------------------   --------------------------------------------------------
Earl L. Mason, 48..................   Mr. Mason has been Senior Vice President of the Company
  Senior Vice President and Chief     since January 25, 1995, and has been its Chief Financial
  Financial Officer                   Officer and President of Inland International, Inc.
                                      since January 24, 1994. He was Vice President of the
                                      Company from January 1994 to January 25, 1995, and was
                                      Vice President -- Finance and Principal Financial
                                      Officer of the Company from June 1991 to January 1994.
                                      Prior to joining the Company, he was Group Executive --
                                      Logistics and Asset Management of Digital Equipment
                                      Corporation (a manufacturer of data processing
                                      equipment) from July 1990 until joining the Company in
                                      June 1991.
George A. Ranney, Jr., 55..........   Mr. Ranney has been Vice President and General Counsel
  Vice President and General          of the Company since July 26, 1995. He is also a partner
  Counsel                             of the law firm of Mayer, Brown & Platt, counsel to the
                                      Company. He has been a partner with such firm since
                                      1986.
Judd R. Cool, 60...................   Mr. Cool has been Vice President -- Human Resources of
  Vice President -- Human Resources   the Company since September 21, 1987 and Vice President
                                      -- Human Resources of Inland Steel Company since May 24,
                                      1995. He was Vice President-Human Resources of Inland
                                      Steel Flat Products Company division from January 1993
                                      to May 1995.
H. William Howard, 61..............   Mr. Howard has been Vice President -- Information
  Vice President -- Information       Technology of the Company since September 1, 1990 and
  Technology                          Vice President -- Automation and Information Technology
                                      of Inland Steel Company since May 24, 1995. He was Vice
                                      President-Automation and Information Technology of
                                      Inland Steel Flat Products Company division from January
                                      1993 to May 1995.
Vicki L. Avril, 41.................   Ms. Avril has been Treasurer of the Company and of
  Treasurer and Director --           Inland Steel Company since January 24, 1994, and
  Corporate Planning                  Treasurer of Inland Materials Distribution Group, Inc.,
                                      Joseph T. Ryerson & Son, Inc. and J.M. Tull Metals
                                      Company, Inc. since February 1994. She also has been
                                      Director -- Corporate Planning since January 25, 1995.
                                      In addition, she was Director of Pension Investments and
                                      Administration from June 1991 to January 1995, Assistant
                                      Treasurer of the Company from May 1993 to January 1994,
                                      and Manager of Distribution Business
                                      Development-Corporate Planning and Development from
                                      February 1990 to June 1991.
James M. Hemphill, 52..............   Mr. Hemphill has been Controller of the Company since
  Controller                          September 15, 1994. He was Director of Financial
                                      Management of the Company from August 1992 to September
                                      1994 and was Director of Taxes of the Company from March
                                      1988 to August 1992.
Charles B. Salowitz, 47............   Mr. Salowitz has been Secretary of the Company since
  Secretary and Associate General     September 27, 1995 and Associate General Counsel since
  Counsel                             January 22, 1995. He was an Assistant General Counsel of
                                      the Company from July 1989 to January 1995 and was
                                      Assistant Secretary from July 1989 to September 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company is listed and traded on the New York Stock Exchange. As of March 12, 1996, the number of holders of record of common stock of the Company was 14,843.

     The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item 7 is set forth in the Financial Review section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and, excluding the tables entitled "Inland Steel Company -- Steel Shipments by Market" and "Inland Materials Distribution Group -- Shipments by Market" and the bar charts entitled "Inland Steel Industries -- Earnings Before Interest, Taxes, and Depreciation," "Inland Steel Company Productivity," "Inland Materials Distribution Group -- Quarterly Improvement in Operating Profit," and "Inland Steel Industries -- Debt to Total Capitalization," contained therein, is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company called for by this
Item 8, together with the report thereon of the independent accountants dated February 19, 1996, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and are hereby incorporated by reference herein. The financial statement schedules listed under
Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 19, 1996, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Separate consolidated financial statements for Inland Materials Distribution Group, Inc. are set forth in Appendix A to this Report.

     Consolidated quarterly sales, earnings and per share common stock information for 1994 and 1995 are set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this Item 10 with respect to directors of the Company will be set forth under the captions "Election of Directors" and "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1996, and is hereby incorporated by reference herein. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1996, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The information called for by this Item 12 with respect to security ownership of more than five percent of the Company's common stock, Series E ESOP Convertible Preferred Stock and its 10.23% Subordinated Voting Note will be set forth under the caption "Additional Information Relating to Voting Securities" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 22, 1996, and is hereby incorporated by reference herein.

     The following beneficial owners of Series A $2.40 Cumulative Convertible Preferred Stock, neither of whom owns shares of Series A Preferred Stock having more than one percent of the combined voting power of the Company's outstanding voting securities, are the only persons known to the Company to be the beneficial owners (as defined by the Securities and Exchange Commission), as of March 12, 1996, of more than five percent of that class of the Company's voting securities:

                                                                         NUMBER       PERCENT
                             NAME AND ADDRESS                           OF SHARES     OF CLASS
                             ----------------                           ---------     --------
    Janice F. McCollough..............................................    7,200         7.65
    5778 Lake Breeze Court
    Sarasota, FL 34233
    Donald F. Reinhardt...............................................    5,181         5.50
    24638 Elmhurst Drive
    Elkhart, IN 46517

     (b) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1996, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by this Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1996, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

        1. CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           Report of Independent Accountants dated February 19, 1996.

           Statement of Accounting and Financial Policies.

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1995.

           Consolidated Statement of Cash Flows for the three years ended December 31, 1995.

           Consolidated Balance Sheet at December 31, 1995 and 1994.

           Schedules to Consolidated Financial Statements at December 31, 1995 and 1994, relating to:

               Investments and Advances.

               Property, Plant and Equipment.

               Long-Term Debt.

           Notes to Consolidated Financial Statements.

        2. FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

           Report of Independent Accountants on Financial Statement Schedules dated February 19, 1996. (Included on page 26 of this Report)

           Consent of Independent Accountants. (Included on page 26 of this Report)

           For the years ended December 31, 1995, 1994 and 1993:

               Schedule I -- Condensed Financial Information (Parent Company
               Only). (Included on pages 27 to 29, inclusive, of this Report)

               Schedule II -- Reserves. (Included on page 30 of this Report)

        3. CONSOLIDATED FINANCIAL STATEMENTS OF INLAND MATERIALS DISTRIBUTION GROUP, INC.

           The consolidated financial statements listed below are set forth in Appendix A on pages A-1 to A-14 inclusive, of this Report.

           Report of Independent Accountants dated February 19, 1996. (Page A-2)

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1995. (Page A-3)

           Consolidated Statement of Cash Flows for the three years ended December 31, 1995.
           (Page A-4)

           Consolidated Balance Sheet at December 31, 1995 and 1994. (Page A-5)

           Statement of Accounting and Financial Policies. (Pages A-6 to A-7)

           Notes to Consolidated Financial Statements. (Pages A-8 to A-14, inclusive)

        4. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

     (C) EXHIBITS.

    3.(i)           Copy of Certificate of Incorporation, as amended, of the Company.
   3.(ii)           Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1995, and incorporated by reference herein.)
      4.A           Copy of Certificate of Designations, Preferences and Rights of Series A
                    $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as
                    part of Exhibit B to the definitive Proxy Statement of Inland Steel
                    Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986, and incorporated by reference herein.)
      4.B           Copy of Certificate of Designation, Preferences and Rights of Series D
                    Junior Participating Preferred Stock of the Company. (Filed as Exhibit
                    4-D to the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1987, and incorporated by reference herein.)
      4.C           Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National
                    Bank of Chicago, as Rights Agent (Harris Trust and Savings Bank, as
                    successor Rights Agent). (Filed as Exhibit 1 to the Company's Current
                    Report on Form 8-K filed on May 24, 1989, and incorporated by reference herein.)
      4.D           Copy of Certificate of Designations, Preferences and Rights of Series E
                    ESOP Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F to
                    the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1989, and incorporated by reference herein.)
      4.E           Copy of Subordinated Voting Note due December 17, 1999 in the amount of
                    $185,000,000 from the Company to NS Finance, III, Inc. (Filed as Exhibit
                    4.8 to Form S-3 Registration Statement No. 33-62897 and incorporated by reference herein.)
      4.F           Copy of Indenture dated as of December 15, 1992, between the Company and
                    Harris Trust and Savings Bank, as Trustee, respecting the Company's
                    $150,000,000 12 3/4% Notes due December 15, 2002. (Filed as Exhibit 4-G
                    to the Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1992, and incorporated by reference herein.)
      4.G           Copy of First Mortgage Indenture, dated April 1, 1928, between Inland
                    Steel Company (the "Steel Company") and First Trust and Savings Bank and
                    Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fourth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b),
                    B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration
                    Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
                    filed with Steel Company's Registration Statement on Form E-1 (No.
                    2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel
                    Company's Current Report on Form 8-K, dated February 8, 1937; (v)
                    Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on
                    Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel
                    Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit
                    B-1(l), filed with Steel Company's Current Report on

                    Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with
                    Steel Company's Current Report on Form 8-K for the month of November,
                    1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form
                    8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March,
                    1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form
                    8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel
                    Company's Current Report on Form 8-K for the month of July, 1957; (xiii)
                    Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's
                    Current Report on Form 8-K for the month of December, 1967; (xv) the
                    Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's
                    Current Report on Form 8-K for the month of July, 1970; (xvii) the
                    Exhibit filed with the amendment on Form 8 to Steel Company's Current
                    Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of
                    September, 1975; (xix) Exhibit B, filed with Steel Company's Current
                    Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of
                    February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit
                    B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
                    Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii)
                    Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated
                    June 23, 1993; (xxviii) Exhibit 4.H filed with the Steel Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; and
                    (xxix) Exhibit 4.H filed with the Steel Company's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1995.
      4.H           Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
                    1928, between Inland Steel Company and First Trust and Savings Bank and
                    Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth
                    Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration
                    Statement No. 2-9443, and incorporated by reference herein.)
                    [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
    10.A*           Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as amended.
                    (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1995, and incorporated by reference herein).
    10.B*           Copy of Inland Steel Industries, Inc. Special Achievement Award Plan.
                    (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1987, and incorporated by reference herein.)
    10.C*           Copy of Inland 1995 Incentive Stock Plan. (Filed as Exhibit A to the
                    Company's definitive Proxy Statement dated April 17, 1995 that was furnished to stockholders in connection with the annual meeting held May
                    24, 1995, and incorporated by reference herein.)

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

    10.D*           Copy of Inland 1984 Incentive Stock Plan, as amended. (Filed as Exhibit
                    10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1995, and incorporated by reference herein.)
    10.E*           Copy of Inland 1988 Incentive Stock Plan, as amended. (Filed as Exhibit
                    10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1995, and incorporated by reference herein.)
    10.F*           Copy of Inland 1992 Incentive Stock Plan, as amended. (Filed as Exhibit
                    10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 1995, and incorporated by reference herein.)
    10.G*           Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.
                    (Filed as Exhibit 10.D to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1995, and incorporated by reference herein.)
    10.H*           Copy of Inland 1992 Stock Plan for Non-Employee Directors, as amended.
                    (Filed as Exhibit 10.E to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1995, and incorporated by reference herein.)
    10.I*           Copy of Inland Steel Industries Supplemental Retirement Benefit Plan for
                    Covered Employees, as amended. (Filed as Exhibit 10.I to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)
    10.J*           Copy of Inland Steel Industries Special Retirement Benefit Plan for
                    Covered Employees, as amended. (Filed as Exhibit 10.J to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)
    10.K*           Copy of the Inland Steel Industries Deferred Compensation Plan for
                    Certain Employees, as amended. (Filed as Exhibit 10.J to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.)
    10.L*           Copy of Inland Steel Industries Deferred Compensation Plan for Directors,
                    as amended. (Filed as Exhibit 10-L to the Company's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
    10.M*           Copy of Inland Steel Industries Terminated Retirement Plan for
                    Non-Employee Directors.
    10.N*           Copy of Inland Steel Industries, Inc. Deferred Phantom Stock Unit Plan
                    for Non-Employee Directors.
    10.O*           Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit
                    10-F to Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, and incorporated by reference herein.)
10.P.(1)*           Copy of form of Severance Agreement dated June 28, 1989 between the
                    Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as
                    Exhibit 10-0-(1) to the Company's Annual Report or Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)
10.P.(2)*           Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.P.(1)
                    hereof. (Filed as Exhibit 10.N.(2) to the Company's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

10.P.(3)*           Copy of Severance Agreement dated June 28, 1989 between the Company and
                    Judd R. Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)
10.P.(4)*           Copy of Severance Agreement dated June 26, 1991 between the Company and
                    Earl L. Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report
                    on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference herein.)
10.P.(5)*           Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
10.P.(6)*           Copy of Employment Agreement dated as of April 8, 1994 between the
                    Company and Neil S. Novich. (Filed as Exhibit 10.N.(8) to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.)
10.P.(7)*           Copy of Severance Agreement dated as of April 8, 1994 between the Company and Neil S. Novich. (Filed as Exhibit 10.N.(9) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)
10.Q.(1)*           Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)
10.Q.(2)*           Copy of letter agreement dated November 23, 1987 between the Company and
                    Judd R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)
10.Q.(3)*           Copy of letter agreement dated December 10, 1993 between the Company and
                    Judd R. Cool restating certain provisions of the September 2, 1987 and
                    November 23, 1987 letters in Exhibits 10.P.(1) and (2). (Filed as Exhibit
                    10.P.(3) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)
10.R*               Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference herein.)
10.S*               Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
10.T                Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
                    Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
                    Exhibit 4-G to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1989, and incorporated by reference herein.)
10.U.(1)            Copy of Letter Agreement dated December 18, 1989 among the Company,
                    Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS
                    Finance III, Inc. of 185,000 shares of Series F Exchangeable Preferred
                    Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current
                    Report on Form 8-K filed on December 18, 1989, and incorporated by reference herein.)

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

 10.U.(2)           Copy of Steel Technology Agreement dated as of July 14, 1989 between
                    Inland Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2) to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1989, and incorporated by reference herein.)
 10.U.(3)           Copy of Basic Agreement dated as of July 21, 1987 between the Company and
                    Nippon Steel Corporation relating to the I/N Tek joint venture. (Filed as
                    Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(4)           Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek,
                    Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek,
                    Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
                    relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1989, and incorporated by reference herein.)
 10.U.(5)           Copy of Basic Agreement dated as of September 12, 1989 between the
                    Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(6)           Copy of Partnership Agreement dated as of September 12, 1989 between ISC
                    Kote, Inc. (an indirectly wholly owned subsidiary of the Company) and NS
                    Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
                    Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit
                    10-S-(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(7)           Copy of Substrate Supply Agreement dated as of September 12, 1989 between
                    Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1989, and incorporated by reference herein.)
 10.U.(8)           First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
 10.U.(9)           Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and
                    Nippon Steel Corporation relating to partner loans. (Filed as Exhibit
                    10-R-(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(10)           First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual Report
                    on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(11)           Letter Agreement dated as of April 19, 1990 between the Company and
                    Nippon Steel Corporation relating to capital contributions to I/N Tek.
                    (Filed as Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.U.(12)           Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit
                    10-R-(12) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)

10.U.(13)           CCM Override Amendment dated as of April 20, 1990 among the Company;
                    Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek;
                    NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit
                    10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.V                Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
                    Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
                    Exhibit 10-T to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1990, and incorporated by reference herein.
10.W                Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7,
                    1989, between the Company and Harris Trust and Savings Bank, as ESOP
                    Trustee. (Filed as Exhibit 10-P to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1989, and incorporated by reference herein.)
10.X                Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as
                    Exhibit 10-U to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
10.Y                Letter Agreement dated May 10, 1991 by and between Nippon Steel
                    Corporation and Inland Steel Industries, Inc. relating to Letter
                    Agreement dated December 18, 1989. (Filed as Exhibit 10-V to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    1991, and incorporated by reference herein.)
11                  Statement of Earnings per Share of Common Stock.
13                  Information incorporated by reference from Annual Report to Stockholders for the fiscal year ended December 31, 1995.
21                  List of certain subsidiaries of the Company.
23                  Consent of Independent Accountants, appearing on page 26 of this Annual
                    Report on Form 10-K.
24                  Powers of attorney.
27                  Financial Data Schedules.
99                  Letter to stockholders of common stock of the Company dated December 22,
                    1987 explaining Stockholder Rights Plan adopted by Board of Directors on
                    November 25, 1987. (Filed as Exhibit 3 to the Company's Current Report on
                    Form 8-K filed on December 18, 1987, and incorporated by reference herein.)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Inland Steel Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 19, 1996 appearing on page 32 of the 1995 Annual Report to Stockholders of Inland Steel Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
February 19, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-59783), Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902), Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (No. 33-4046), Registration Statement on Form S-8 (No. 33-32504), Post-Effective Amendment No. 2 to Form S-8 Registration Statement (No. 33-6627), Registration Statement on Form S-3 (No. 33-59161) and Registration Statement on Form S-3 (No. 33-62897) of Inland Steel Industries, Inc. (or, for registrations prior to 1986, Inland Steel Company) of our report dated February 19, 1996, appearing on page 32 of the 1995 Annual Report to Stockholders of Inland Steel Industries, Inc. which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
March 28, 1996

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule I -- Condensed Financial Information
                             (Parent Company Only)

                            STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                  1995         1994         1993
                                                                 -------      -------      -------
Income:
  Intercompany interest income................................   $  16.3      $  10.0      $  18.5
  Equity in income (losses) of subsidiaries...................     157.8        109.6        (34.4)
  Interest income and other revenue...........................       1.6          4.4          1.2
                                                                 -------      -------      -------
                                                                   175.7        124.0        (14.7)
Expenses:
  Interest and other expenses.................................      31.0         22.9         22.6
  Intercompany interest expense...............................       5.7          2.1          2.4
                                                                 -------      -------      -------
                                                                    36.7         25.0         25.0
Income (loss) before income taxes.............................     139.0         99.0        (39.7)
Provision for income taxes....................................       7.8Cr.       8.4Cr.       2.1Cr.
                                                                 -------      -------      -------
Net income (loss).............................................   $ 146.8      $ 107.4      $ (37.6)
                                                                 =======      =======      =======

---------------
Cr. = Credit

           See Notes to Consolidated Financial Statements in Item 8.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule I -- Condensed Financial Information
                             (Parent Company Only)

                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                   1995        1994        1993
                                                                  -------     -------     -------
OPERATING ACTIVITIES
Net income (loss)..............................................   $ 146.8     $ 107.4     $ (37.6)
Adjustments to reconcile net income to net cash provided from operating activities:
     Equity in undistributed earnings of subsidiaries..........    (157.8)     (109.6)       34.4
     Depreciation..............................................        .6          .6          .6
     Deferred income taxes.....................................       4.5         3.2        11.5
     Deferred employee benefit cost............................        .3         2.3          .1
     Stock issued for coverage of employee benefit plans.......      23.9        35.0        19.1
     Change in: Intercompany accounts..........................      16.0        (7.8)      183.6
                Notes receivable...............................       (.3)        (.3)         .2
                Accounts payable...............................      (2.9)       (1.8)       (1.9)
                Accrued liabilities............................       4.9        (3.2)         .3
     Other deferred items......................................       8.3        (1.4)       (3.0)
                                                                  -------     -------     -------
       Net adjustments.........................................    (102.5)      (83.0)      244.9
                                                                  -------     -------     -------
       Net cash provided from operating activities.............      44.3        24.4       207.3
                                                                  -------     -------     -------
INVESTING ACTIVITIES
Net investments in subsidiaries................................     (10.2)     (120.5)     (312.1)
Dividends received from subsidiaries...........................      25.9        25.8        25.8
Capital expenditures...........................................        --         (.2)         --
                                                                  -------     -------     -------
          Net cash provided from (used for) investing
            activities.........................................      15.7       (94.9)     (286.3)
                                                                  -------     -------     -------
FINANCING ACTIVITIES
Issuance of common stock.......................................      99.1          --       178.7
Long-term debt retired.........................................      (8.3)       (7.8)       (7.1)
Dividends paid.................................................     (31.6)      (32.2)      (35.7)
Acquisition of treasury stock..................................      (4.0)       (4.0)       (9.5)
                                                                  -------     -------     -------
          Net cash provided from (used for) financing
            activities.........................................      55.2       (44.0)      126.4
                                                                  -------     -------     -------
Net increase (decrease) in cash and cash equivalents...........     115.2      (114.5)       47.4
Cash and cash equivalents -- beginning of year.................      90.3       204.8       157.4
                                                                  -------     -------     -------
Cash and cash equivalents -- end of year.......................   $ 205.5     $  90.3     $ 204.8
                                                                  =======     =======     =======

           See Notes to Consolidated Financial Statements in Item 8.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INLAND STEEL INDUSTRIES, INC.
                 Schedule I -- Condensed Financial Information
                             (Parent Company Only)

                                 BALANCE SHEET
                         AT DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             1995         1994
                                                                           --------     --------
ASSETS
Current Assets:
     Cash and cash equivalents..........................................   $  205.5     $   90.3
     Receivables from subsidiary companies..............................       91.1        107.1
     Deferred income taxes..............................................         .3           .3
     Notes receivable...................................................         .6           .3
                                                                           --------     --------
       Total current assets.............................................      297.5        198.0
Investment in subsidiary companies......................................      958.1        817.7
Intangible pension asset................................................      102.6           --
Investment in Nippon Steel Corporation, net of valuation allowances of
  $4.0 and $3.5, respectively...........................................       10.6         11.1
Property, net of accumulated depreciation of $7.3 and $6.7,
  respectively..........................................................        1.8          2.4
Deferred income taxes...................................................       13.7         15.8
Deferred charges and other assets.......................................        6.5          7.4
                                                                           --------     --------
       Total assets.....................................................   $1,390.8     $1,052.4
                                                                            =======      =======
LIABILITIES
Current Liabilities:
     Accounts payable...................................................   $    4.3     $    7.2
     Accrued liabilities................................................       19.5         14.6
     Long-term debt due within one year.................................       94.0          8.3
                                                                           --------     --------
       Total current liabilities........................................      117.8         30.1
Long-term debt..........................................................      356.2        265.2
Deferred employee benefits..............................................      121.5         18.6
Deferred income and other deferred credits..............................       12.2          6.4
                                                                           --------     --------
       Total liabilities................................................      607.7        320.3
                                                                           --------     --------
TEMPORARY EQUITY
Redeemable preferred stock, Series F, $1.00 par value, 185,000 shares
  issued and outstanding in 1994........................................         --        185.0
Common stock repurchase commitment......................................       34.5         37.9
                                                                           --------     --------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series, aggregate liquidation value $155.7 in 1995 and $154.9 in
  1994..................................................................        3.2          3.2
Common stock, $1.00 par value; authorized -- 100,000,000 shares;
  issued -- 50,556,350 shares...........................................       50.6         50.6
Capital in excess of par value..........................................    1,045.7      1,088.0
Accumulated deficit.....................................................     (172.8)      (292.4)
Unearned compensation -- ESOP...........................................      (89.9)      (100.5)
Common stock repurchase commitment......................................      (34.5)       (37.9)
Treasury stock at cost -- common stock of 1,814,516 shares in 1995 and
  6,006,122 shares in 1994..............................................      (51.1)      (200.9)
Cumulative translation adjustment.......................................       (2.6)         (.9)
                                                                           --------     --------
       Total stockholders' equity.......................................      748.6        509.2
                                                                           --------     --------
       Total liabilities, temporary equity, and stockholders' equity....   $1,390.8     $1,052.4
                                                                            =======      =======

     Maturities of Long-Term Debt due within five years are: $94.0 million in 1996, $9.7 million in 1997, $10.5 million in 1998, $111.5 million in 1999, and
$12.5 million in 2000.

           See Notes to Consolidated Financial Statements in Item 8.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                            SCHEDULE II -- RESERVES

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PROVISIONS FOR ALLOWANCES
                             CLAIMS AND DOUBTFUL ACCOUNTS
                ------------------------------------------------------
   YEARS        BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
   ENDED        BEGINNING       CHARGED         FROM          END OF
DECEMBER 31      OF YEAR       TO INCOME      RESERVES         YEAR
-----------     ----------     ---------     ----------     ----------
    1995          $ 24.9         $11.8         $ (1.1)(A)     $ 29.9
                                                 (5.7)(B)
    1994          $ 28.2         $ 5.8         $ (2.4)(A)     $ 24.9
                                                 (6.7)(B)
    1993          $ 23.2         $14.4         $ (3.7)(A)     $ 28.2
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

                                            INLAND STEEL INDUSTRIES, INC.

Date: March 28, 1996                        By:         ROBERT J. DARNALL
                                                -------------------------------
                                                       Robert J. Darnall
                                                    Chairman, President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                        DATE
             ---------                            -----                        ----
          ROBERT J. DARNALL            Chairman, President and Chief       March 28, 1996
----------------------------------        Executive Officer and
         Robert J. Darnall                      Director

        EARL L. MASON                    Senior Vice President and         March 28, 1996
----------------------------------        Chief Financial Officer
           Earl L. Mason                (Principal Financial Officer)

       JAMES M. HEMPHILL                 Controller and Principal          March 28, 1996
----------------------------------        Accounting Officer

         James M. Hemphill                       Director
          A. Robert Abboud                       Director
           James W. Cozad                        Director
         James A. Henderson                      Director                By:    GEORGE A. RANNEY, JR.
         Robert B. McKersie                      Director                 ---------------------------
       Maurice S. Nelson, Jr.                    Director                    George A. Ranney, Jr.
         Donald S. Perkins                       Director                       Attorney-in-fact
         Jean-Pierre Rosso                       Director                        March 28, 1996
          Joshua I. Smith                        Director
          Nancy H. Teeters                       Director
          Arnold R. Weber                        Director


                                                                      APPENDIX A

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                        ITEM                                            PAGE
-------------------------------------------------------------------------------------   ----
Report of Independent Accountants....................................................   A-2
Consolidated Statements of Operations and Reinvested Earnings for the three years
  ended December 31, 1995............................................................   A-3
Consolidated Statement of Cash Flows for the three years ended December 31, 1995.....   A-4
Consolidated Balance Sheet at December 31, 1995 and 1994.............................   A-5
Statement of Accounting and Financial Policies.......................................   A-6
Notes to Consolidated Financial Statements...........................................   A-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Inland Materials Distribution Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing on page A-1 present fairly, in all material respects, the financial position of Inland Materials Distribution Group, Inc. (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
February 19, 1996

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      YEARS ENDED DECEMBER 31
                                                                  --------------------------------
                                                                    1995        1994        1993
                                                                  --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
  Net Sales....................................................   $2,450.1    $2,197.5    $1,893.3
                                                                  --------    --------    --------
  Operating costs and expenses:
     Cost of goods sold (excluding depreciation)...............    2,118.1     1,927.7     1,663.8
     Selling, general and administrative expenses..............      153.2       142.1       144.4
     Depreciation and amortization.............................       21.8        21.2        20.6
     State, local and miscellaneous taxes......................        8.3         8.4         8.1
                                                                  --------    --------    --------
       Total...................................................    2,301.4     2,099.4     1,836.9
                                                                  --------    --------    --------
  Operating profit.............................................      148.7        98.1        56.4
  Other expense:
     General corporate expense, net of income items............         .7         6.9         7.4
     Interest and other expense on debt........................        2.6         2.9        10.9
                                                                  --------    --------    --------
  Income before income taxes...................................      145.4        88.3        38.1
  Provision for income taxes (Note 6)..........................       56.9        35.0        11.4
                                                                  --------    --------    --------
  Net income...................................................   $   88.5    $   53.3    $   26.7
                                                                  ========    ========    ========
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Balance at beginning of year.................................   $   85.4    $   32.1    $    5.4
  Net income for the year......................................       88.5        53.3        26.7
                                                                  --------    --------    --------
  Reinvested earnings at end of year...........................   $  173.9    $   85.4    $   32.1
                                                                  ========    ========    ========

        The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                          INCREASE (DECREASE)
                                                                                IN CASH
                                                                        YEARS ENDED DECEMBER 31
                                                                       --------------------------
                                                                        1995      1994      1993
                                                                       ------    ------    ------
OPERATING ACTIVITIES
  Net income........................................................   $ 88.5    $ 53.3    $ 26.7
                                                                       ------    ------    ------
  Adjustments to reconcile net income to net cash provided from
     (used for) operating activities:
       Depreciation and amortization................................     21.8      21.2      20.6
       Net gain on sales of assets..................................      (.2)      (.5)      (.1)
       Deferred employee benefit cost...............................    (14.4)      3.9       3.9
       Deferred income taxes........................................       .5        .7      (8.3)
       Change in:
          Receivables...............................................    (16.7)    (31.1)    (22.8)
          Inventories...............................................     10.4       5.7     (18.2)
          Other assets..............................................     (2.3)     (1.6)       --
          Accounts payable..........................................     (7.0)     22.6     (31.5)
          Payables to related companies.............................      (.4)      5.8       1.7
          Accrued liabilities.......................................      4.2       (.3)      2.7
                                                                       ------    ------    ------
       Net adjustments..............................................     (4.1)     26.4     (52.0)
                                                                       ------    ------    ------
       Net cash provided from (used for) operating activities.......     84.4      79.7     (25.3)
                                                                       ------    ------    ------
INVESTING ACTIVITIES
  Capital expenditures..............................................    (19.3)    (20.4)    (19.3)
  Proceeds from sales of assets.....................................      1.9       5.8        .9
                                                                       ------    ------    ------
          Net cash used for investing activities....................    (17.4)    (14.6)    (18.4)
                                                                       ------    ------    ------
FINANCING ACTIVITIES
  Long-term debt issued.............................................       --        --       7.5
  Long-term debt retired............................................     (4.7)     (4.9)     (5.3)
  Capital contribution from Inland Steel Industries.................       --        --     150.0
  Change in notes to and from related companies.....................    (11.2)    (87.2)    (79.0)
                                                                       ------    ------    ------
          Net cash provided from (used for) financing activities....    (15.9)    (92.1)     73.2
                                                                       ------    ------    ------
  Net increase (decrease) in cash and cash equivalents..............     51.1     (27.0)     29.5
  Cash and cash equivalents -- beginning of year....................      2.5      29.5        --
                                                                       ------    ------    ------
  Cash and cash equivalents -- end of year..........................   $ 53.6    $  2.5    $ 29.5
                                                                       ======    ======    ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
     Interest, net of amount capitalized............................   $  3.0    $  2.9    $ 11.3
     Income taxes, net..............................................     56.4      30.5      22.6

        The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET
                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                              AT DECEMBER 31
                                                                             -----------------
                                                                              1995       1994
                                                                             ------     ------
ASSETS
Current assets:
  Cash and cash equivalents...............................................   $ 53.6     $  2.5
  Receivables less provision for allowances, claims and doubtful accounts
     of $6.4 and $6.3, respectively.......................................    243.8      227.1
  Inventories (Note 1)....................................................    262.8      273.2
  Notes receivable from related companies.................................     68.8       57.6
  Deferred income taxes (Note 6)..........................................     15.6       13.0
                                                                             ------     ------
     Total current assets.................................................    644.6      573.4
                                                                             ------     ------
Property, plant and equipment, at cost:
  Buildings, machinery and equipment......................................    448.2      433.9
  Land and land improvements..............................................     28.0       27.7
                                                                             ------     ------
                                                                              476.2      461.6
  Less accumulated depreciation...........................................    226.5      209.1
                                                                             ------     ------
                                                                              249.7      252.5
                                                                             ------     ------
Prepaid pension costs (Note 5)............................................     27.3       12.2
Excess of cost over net assets acquired, net of accumulated
  amortization............................................................     23.6       25.0
Deferred income taxes (Note 6)............................................     23.5       26.6
Other assets..............................................................      3.9        1.6
                                                                             ------     ------
     Total assets.........................................................   $972.6     $891.3
                                                                             ======     ======
LIABILITIES
Current liabilities:
  Accounts payable........................................................   $ 92.8     $ 99.8
  Payables to related companies...........................................     14.4       14.8
  Accrued Liabilities:
     Salaries and wages...................................................     20.0       17.6
     Taxes other than federal income taxes................................      8.9        7.4
     Other................................................................      3.6        3.3
  Long-term debt due within one year......................................      4.7        4.7
                                                                             ------     ------
          Total current liabilities.......................................    144.4      147.6
                                                                             ------     ------
Long-term debt (Note 3)...................................................     18.9       23.6
Deferred employee benefits and other liabilities (Note 5).................    140.8      140.1
                                                                             ------     ------
          Total liabilities...............................................    304.1      311.3
                                                                             ------     ------
STOCKHOLDER'S EQUITY
  Common stock, par value $1.00; 3,000 shares authorized; one share
     issued...............................................................       --         --
  Additional paid-in capital (Note 7).....................................    494.6      494.6
  Earnings reinvested in the business.....................................    173.9       85.4
                                                                             ------     ------
     Total stockholder's equity...........................................    668.5      580.0
                                                                             ------     ------
     Total liabilities and stockholder's equity...........................   $972.6     $891.3
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

Property, plant and equipment

     Property, plant and equipment is depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. Expenditures for normal repair and maintenance are charged against income in the period incurred.

Excess of cost over net assets acquired

     The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on the straight-line method over a 25-year period. Accumulated amortization of goodwill totaled $10.2 million at December 31, 1995 and $8.8 million at December 31, 1994.

Benefits for retired employees

     Pension benefits are provided by the Company to substantially all employees under a trusteed noncontributory plan of Inland Steel Industries, Inc. ("Industries"). Life insurance and certain medical benefits are provided for substantially all retired employees.

     The estimated costs of pension, medical, and life insurance benefits are determined annually by consulting actuaries. The cost of these benefits for retirees is accrued during their term of employment (see Note 5). Pensions are funded in accordance with ERISA requirements in a trust established under the plan. Costs for retired employee medical benefits are funded when claims are submitted.

Cash equivalents

     Cash equivalents are highly liquid, short-term investments with maturities of three months or less.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

           STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Accounting for the Impairment of Long-lived Assets

     In 1995, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this Statement had no material impact on the results of operations or financial position of the Company.

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

     The difference between LIFO values and approximate replacement costs for the LIFO inventories was $146.4 million at December 31, 1995 and $132.6 million at December 31, 1994.

     During 1995 and 1994, various inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at costs prevailing in prior years that were different from current year costs. The effect on cost of goods sold of LIFO liquidations in 1995, 1994 and 1993 was not material.

NOTE 2. BORROWING ARRANGEMENTS

     At December 31, 1995, the Company's subsidiaries had available two unused credit facilities totaling $225 million. Each facility, as well as the Inland Steel Industries Thrift Plan ESOP notes guarantee, requires compliance with various financial covenants including minimum net worth and leverage ratio tests. The covenants also limit the amount of cash that the subsidiaries can transfer to the Company and to Industries in the form of dividends and other advances.

     A $200 million unsecured credit agreement between Joseph T. Ryerson & Son, Inc. and a group of banks provides a revolving credit facility to March 31, 2000.

     J. M. Tull Metals Company, Inc. has a $25 million unsecured revolving credit agreement with other banks, which extends to December 15, 1997.

NOTE 3. LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                         1995        1994
                                                                         -----       -----
                                                                            DOLLARS IN
                                                                             MILLIONS
    JOSEPH T. RYERSON & SON, INC.
      Industrial Revenue Bond, floating interest rate set weekly based
         on 13-week Treasury bills, due November 1, 2007...............  $ 7.0       $ 7.0
      Other long-term debt, 10.25%, due through November 30, 1997......    1.6         1.8
    J. M. TULL METALS COMPANY, INC.
      Senior Notes, 9.43%, due through July 29, 1997...................    7.1        10.7
      Term note, LIBOR plus 62.5 basis points per annum, due through
         August 17, 1998...............................................    6.8         7.1
      Industrial Revenue Bonds, interest rates ranging from 6.5% to 65%
         of the prime rate, due through January 1, 1997................     .9         1.4
      Other............................................................     .2          .3
                                                                         -----       -----
                                                                          23.6        28.3
      Less maturities due within one year..............................    4.7         4.7
                                                                         -----       -----
         Long-term debt................................................  $18.9       $23.6
                                                                         =====       =====

     Maturities of long-term debt are: $4.7 million in 1996, $5.6 million in 1997, $6.3 million in 1998, and $7.0 million in 2007.

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

     Property with a net recorded carrying value of approximately $13.5 million at December 31, 1995 is pledged as collateral on the industrial revenue bonds and mortgage loans.

NOTE 4. DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Derivatives

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. The Company has entered into an interest rate swap agreement to reduce the impact of changes in LIBOR on its $6.8 million term note. At December 31, 1995 the Company had outstanding an interest rate swap agreement with the bank having a notional principal amount equal to the outstanding principal of the related term note. This agreement effectively changes the Company's interest rate exposure on its term note to a fixed rate of 5.925%. The interest rate swap matures August 17, 1998. Gains and losses associated with this hedging transaction become part of the interest expense of the related debt. The Company is exposed to potential credit loss in the event of nonperformance by the bank; however, the Company does not anticipate such nonperformance.

Cash and Cash Equivalents

     The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Long-term Debt

     The estimated fair value of the Company's long-term debt (including current portions thereof) using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $23.6 million at December 31, 1995 and $27.4 million at December 31, 1994 as compared with the carrying value of $23.6 million and $28.3 million included in the balance sheet at year-end 1995 and 1994, respectively.

NOTE 5. RETIREMENT BENEFITS

     In 1995, the measurement date for pensions and benefits other than pensions was changed from December 31 to September 30 in order to provide for more timely information and to achieve administrative efficiencies in the collection of data. The change in the measurement date had no effect on 1995 expense and had an immaterial impact on the 1995 funded status of the pension plan.

Pensions

     The Inland Steel Industries Pension Plan and Pension Trust (the "Plan") covers certain employees, retirees and their beneficiaries of Industries and its subsidiaries, including the Company. The Plan is a noncontributory defined benefit plan that provides benefits based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

on frozen pay level or on job class) for all other wage employees, including employees under collective bargaining agreements. Because the fair value of pension plan assets pertains to all participants in the Plan, no separate determination of the fair value of such assets is made solely with respect to the Company.

     The actuarial present value of benefits for service rendered to date and the fair value of plan assets available for benefits for the Industries consolidated group were as follows:

                                                                        SEPT. 30,     DEC. 31,
                                                                          1995          1994
                                                                        ---------     --------
                                                                         DOLLARS IN MILLIONS
    Fair value of plan assets.........................................   $ 1,919       $1,652
                                                                          ------       ------
    Actuarial present value of benefits for service rendered to date:
      Accumulated Benefit Obligation based on compensation to date....     1,956        1,641
      Additional benefits based on estimated future compensation
         levels.......................................................        90           98
                                                                          ------       ------
      Projected Benefit Obligation....................................     2,046        1,739
                                                                          ------       ------
    Plan asset shortfall to Projected Benefit Obligation..............   $  (127)      $  (87)
                                                                          ======       ======

     In 1995, Industries recorded an additional minimum pension liability of $102.6 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed. Neither was required in 1994.

     The calculation of benefit obligations was based on a discount (settlement) rate of 7.75% in 1995 and 8.8% in 1994; a rate of compensation increase of 4.0% in 1995 and 5.0% in 1994; and a rate of return on plan assets of 9.5% in both 1995 and 1994.

     The Company recorded a pension credit of $2.3 million in 1995, and a charge of $1.8 million in 1994 and $.1 million in 1993. In 1995, the Company paid $13.1 million to Industries for its share of a contribution to the Industries Plan trust.

     The cost of other industry welfare and retirement funds, for bargaining unit employees, was $3.3 million in 1995, $2.6 million in 1994, and $2.9 million in 1993.

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

     The amount of net periodic postretirement benefit cost for 1995, 1994 and 1993 is composed of the following:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                     DOLLARS IN MILLIONS
    Service cost................................................  $ 2.2     $ 2.7     $ 3.2
    Interest cost...............................................    8.4       7.3       8.0
    Net amortization and deferral...............................   (3.4)     (2.0)     (1.9)
                                                                  -----     -----     -----
         Total net periodic postretirement benefit cost.........  $ 7.2     $ 8.0     $ 9.3
                                                                  =====     =====     =====

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                        SEPT. 30,     DEC. 31,
                                                                          1995          1994
                                                                        ---------     --------
                                                                         DOLLARS IN MILLIONS
    Accumulated postretirement benefit obligation attributable to:
      Retirees........................................................   $  59.5       $ 44.4
      Fully eligible plan participants................................      17.6         15.9
      Other active plan participants..................................      28.2         24.9
                                                                          ------       ------
    Accumulated postretirement benefit obligation.....................     105.3         85.2
      Unrecognized net gain...........................................      16.7         33.7
      Unrecognized prior service credit...............................      18.9         20.3
                                                                          ------       ------
    Accrued postretirement benefit obligation.........................     140.9       $139.2
                                                                                       ======
    Expense net of benefits provided, October through December 1995...        .2
                                                                          ------
    Accrued postretirement benefit obligation at December 31, 1995....   $ 141.1
                                                                          ======

     Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

     The assumptions used to determine the plan's accumulated postretirement obligation are as follows:

                                                                       SEPT. 30,     DEC. 31,
                                                                         1995          1994
                                                                       ---------     --------
    Discount Rate....................................................   7.75%        8.8%
    Rate of compensation increase....................................   4.0%         5.0%
    Medical cost trend rate..........................................   4.5%         6%-5%
    Year ultimate rate reached.......................................   1996         1996

     A one percentage point increase in the assumed health care cost trend rates for each future year increases annual periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of September 30, 1995 by $2.7 million and $12.2 million, respectively.

NOTE 6. TAXES ON INCOME

     The Company participates in a tax-sharing agreement under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Any current liability is paid to Industries. If the Company is unable to use all of its allocated tax attributes (net operating loss and tax credit carryforwards) in a given year but other companies in the consolidated group are able to utilize them, then the Company will be paid for the use of its attributes. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group. Companies with taxable losses record current income tax credits not to exceed current income tax charges recorded by profitable companies. If Industries uses NOL carryforwards, the Company will use the appropriate portion of that year's carryforward previously allocated to it, if any.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The elements of the provision for income taxes for the three years indicated below are as follows:

                                                                   1995      1994      1993
                                                                   -----     -----     -----
                                                                      DOLLARS IN MILLIONS
    Current income taxes:
      Federal...................................................   $49.7     $30.4     $17.3
      State and local...........................................     6.7       3.9       2.6
                                                                   -----     -----     -----
                                                                    56.4      34.3      19.9
    Deferred income taxes.......................................      .5        .7       8.5Cr.
                                                                   -----     -----     -----
      Total provision for income taxes..........................   $56.9     $35.0     $11.4
                                                                   =====     =====     =====

------------------
Cr. = Credit

     In accordance with FASB Statement No. 109, the Company adjusted its deferred tax assets and liabilities for the effect of the change in the corporate federal income tax rate from 34 percent to 35 percent, effective January 1, 1993. A credit to income of $.6 million, which includes the effect of the rate change on deferred tax asset and liability balances as of January 1, 1993 as well as the effect on 1993 tax benefits recorded by the Company prior to the enactment date of August 10, 1993, was recorded in the third quarter of 1993.

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
                                                                            DOLLARS IN
                                                                             MILLIONS
    Deferred tax assets (excluding postretirement benefits other than pensions):
      Net operating loss and tax credit carryforwards.................   $ 16.2     $ 15.1
      Other deductible temporary differences..........................     27.9       29.0
                                                                         ------     ------
                                                                           44.1       44.1
                                                                         ------     ------
    Deferred tax liabilities:
      Fixed asset basis difference....................................     37.2       39.7
      Other taxable temporary differences.............................     17.2       14.0
                                                                         ------     ------
                                                                           54.4       53.7
                                                                         ------     ------
    Net deferred tax liability (excluding postretirement benefits
      other than pensions)............................................    (10.3)      (9.6)
    FASB Statement No. 106 impact (post retirement benefits other than
      pensions).......................................................     49.4       49.2
                                                                         ------     ------
    Net deferred tax asset............................................   $ 39.1     $ 39.6
                                                                         ======     ======

     For tax purposes, the Company had available, at December 31, 1995, approximately $43 million of net operating loss ("NOL") carryforwards available for regular federal income tax purposes, expiring as follows: $8 million in 2005, $21 million in 2006, $7 million in 2007, $6 million in 2008, and $1 million in 2009. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $1.1 million, which may be used indefinitely to reduce regular federal income taxes.

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

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992, as a cumulative effect charge in 1992. At December 31, 1995, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $49.4 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the federal tax rate as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                  DOLLARS IN MILLIONS
    Federal income tax provision computed at statutory tax rate
      of 35%....................................................  $50.9     $30.9     $13.4
    Additional taxes or credits from:
      State and local income taxes, net of federal income tax
         effect.................................................    4.5       2.5       1.7
      Change in federal statutory rate..........................     --        --        .6Cr.
      All other, net............................................    1.5       1.6       3.1Cr.
                                                                  -----     -----     -----
         Total income tax provision.............................  $56.9     $35.0     $11.4
                                                                  =====     =====     =====

---------------
Cr. = Credit

NOTE 7. RELATED PARTY TRANSACTIONS

     The Company sells products to and purchases products from related companies at prevailing market prices. These transactions were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                 --------------------------
                                                                  1995      1994      1993
                                                                 ------    ------    ------
                                                                 DOLLARS IN MILLIONS
    Net product sales..........................................  $ 15.7    $ 10.7    $ 10.7
    Net product purchases......................................  $176.6    $184.1    $174.2

     Administrative expenses covering management, financial and legal services provided to the Company were charged to the Company by Industries. Such charges totaled $6.8 million in 1995 and $7.4 million in 1994 and 1993.

     Cash management activities are performed by Industries and cash is periodically transferred to Industries. Funds transferred to Industries are supported by interest-bearing notes receivable. Interest, at prevailing prime market rates, is charged on all intercompany loans within the Industries consolidated group. There was $3.9 million of net intercompany interest income in 1995, no net intercompany interest expense in 1994 and $7.7 million of net intercompany interest expense in 1993.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       INLAND MATERIALS DISTRIBUTION GROUP, INC. AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In December 1993, Industries made a capital contribution of $150 million to the Company. The capital contribution has been recorded as "additional paid-in capital."

NOTE 8. COMMITMENTS AND CONTINGENCIES

     The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $38.3 million, including approximately $8.6 million in 1996, $8.0 million in 1997, $7.0 million in 1998, $6.1 million in 1999, $4.8 million in 2000, and $3.8 million thereafter.

     Rental expense under operating leases totaled $15.9 million in 1995 and 1994, and $16.8 million in 1993.

     Ryerson is the guarantor of $115.2 million of the Inland Steel Industries Thrift Plan ESOP notes. The notes are payable in installments through July 2004.

     There are various claims and pending actions against the Company. The amount of liability, if any, for these claims and actions at December 31, 1995 is not determinable but, in the opinion of management, such liability, if any, will not have a materially adverse effect on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

 EXHIBIT                                                                               SEQUENTIAL
 NUMBER                                   DESCRIPTION                                   PAGE NO.
---------   ------------------------------------------------------------------------   ----------
 3.(i)      Copy of Certificate of Incorporation, as amended, of the Company........
 3.(ii)     Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1995, and incorporated by reference herein.)                     --
 4.A        Copy of Certificate of Designations, Preferences and Rights of Series A
            $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as
            part of Exhibit B to the definitive Proxy Statement of Inland Steel
            Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986, and incorporated
            by reference herein.)                                                          --
 4.B        Copy of Certificate of Designation, Preferences and Rights of Series D
            Junior Participating Preferred Stock of the Company. (Filed as Exhibit
            4-D to the Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1987, and incorporated by reference herein.)                --
 4.C        Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National
            Bank of Chicago, as Rights Agent (Harris Trust and Savings Bank, as
            successor Rights Agent). (Filed as Exhibit 1 to the Company's Current
            Report on Form 8-K filed on May 24, 1989, and incorporated by reference
            herein.)                                                                       --
 4.D        Copy of Certificate of Designations, Preferences and Rights of Series E
            ESOP Convertible Preferred Stock of the Company. (Filed as Exhibit 4-F
            to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1989, and incorporated by reference herein.)                          --
 4.E        Copy of Subordinated Voting Note due December 17, 1999 in the amount of
            $185,000,000 from the Company to NS Finance, III, Inc. (Filed as Exhibit
            4.8 to Form S-3 Registration Statement No. 33-62897 and incorporated by
            reference herein.)                                                             --
 4.F        Copy of Indenture dated as of December 15, 1992, between the Company and
            Harris Trust and Savings Bank, as Trustee, respecting the Company's
            $150,000,000 121- 3/4% Notes due December 15, 2002. (Filed as Exhibit
            4-G to the Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1992, and incorporated by reference herein.)                --
 4.G        Copy of First Mortgage Indenture, dated April 1, 1928, between Inland
            Steel Company (the "Steel Company") and First Trust and Savings Bank and
            Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fourth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b),
            B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration
            Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
            filed with Steel Company's Registration Statement on Form E-1 (No.
            2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with
            Steel Company's Current Report on Form 8-K, dated February 8, 1937; (v)
            Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on
            Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with
            Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii)
            Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel
            Company's Current Report on Form 8-K for the month of November, 1946;
            (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the

                                       (i)

 EXHIBIT                                                                               SEQUENTIAL
 NUMBER                                   DESCRIPTION                                   PAGE NO.
---------   ------------------------------------------------------------------------   ----------
            months of July and August, 1948; (x) Exhibits B and C, filed with Steel
            Company's Current Report on Form 8-K for the month of March, 1952; (xi)
            Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current
            Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of
            January, 1959; (xiv) the Exhibit filed with Steel Company's Current
            Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
            April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K
            for the month of April, 1974; (xviii) Exhibit B, filed with Steel
            Company's Current Report on Form 8-K for the month of September, 1975;
            (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
            Company's Current Report on Form 8-K for the month of February, 1977;
            (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with
            Steel Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit
            4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's
            Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June 23,
            1993; (xxviii) Exhibit 4.H filed with the Steel Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995; and (xxix)
            Exhibit 4.H filed with the Steel Company's Quarterly Report on Form 10-Q
            for the quarter ended September 30, 1995.                                      --
 4.H        Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
            1928, between Inland Steel Company and First Trust and Savings Bank and
            Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth
            Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration
            Statement No. 2-9443, and incorporated by reference herein.)                   --
            [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
10A*        Copy of Inland Steel Industries, Inc. Annual Incentive Plan, as amended.
            (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q
            for the quarter ended September 30, 1995, and incorporated by reference
            herein.)                                                                       --
10.B*       Copy of Inland Steel Industries, Inc. Special Achievement Award Plan.
            (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1987, and incorporated by reference
            herein.)                                                                       --
10.C*       Copy of Inland 1995 Incentive Stock Plan. (Filed as Exhibit A to the
            Company's definitive Proxy Statement dated April 17, 1995 that was furnished to stockholders in connection with the annual meeting held May
            24, 1995, and incorporated by reference herein.)                               --

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                      (ii)

 EXHIBIT                                                                               SEQUENTIAL
 NUMBER                                   DESCRIPTION                                   PAGE NO.
---------   ------------------------------------------------------------------------   ----------
10D*        Copy of Inland 1984 Incentive Stock Plan, as amended. (Filed as Exhibit
            10.A to the Company's Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1995, and incorporated by reference herein.)                    --
10.E*       Copy of Inland 1988 Incentive Stock Plan, as amended. (Filed as Exhibit
            10.B to the Company's Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1995, and incorporated by reference herein.)                    --
10.F*       Copy of Inland 1992 Incentive Stock Plan, as amended. (Filed as Exhibit
            10.C to the Company's Quarterly Report Form on 10-Q for the quarter
            ended June 30, 1995, and incorporated by reference herein.)                    --
10.G*       Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.
            (Filed as Exhibit 10.D to the Company's Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1995, and incorporated by reference
            herein.)                                                                       --
10.H*       Copy of Inland 1992 Stock Plan for Non-Employee Directors, as amended.
            (Filed as Exhibit 10.E to the Company's Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1995, and incorporated by reference
            herein.)                                                                       --
10.I*       Copy of Inland Steel Industries Supplemental Retirement Benefit Plan for
            Covered Employees, as amended. (Filed as Exhibit 10.I to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
            and incorporated by reference herein.)                                         --
10.J*       Copy of Inland Steel Industries Special Retirement Benefit Plan for
            Covered Employees, as amended. (Filed as Exhibit 10.J to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
            and incorporated by reference herein.)                                         --
10.K*       Copy of the Inland Steel Industries Deferred Compensation Plan for
            Certain Employees, as amended. (Filed as Exhibit 10.J to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1994
            and incorporated by reference herein.)                                         --
10.L*       Copy of Inland Steel Industries Deferred Compensation Plan for
            Directors, as amended. (Filed as Exhibit 10-L to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1992, and
            incorporated by reference herein.)                                             --
10.M*       Copy of Inland Steel Industries Terminated Retirement Plan for
            Non-Employee Directors..................................................
10.N*       Copy of Inland Steel Industries, Inc. Deferred Phantom Stock Unit Plan
            for Non-Employee Directors..............................................
10.O*       Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit
            10-F to Inland Steel Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1983, and incorporated by reference herein.)           --
10.P.(1)*   Copy of form of Severance Agreement dated June 28, 1989 between the
            Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.
            (Filed as Exhibit 10-0-(1) to the Company's Annual Report or Form 10-K
            for the fiscal year ended December 31, 1989, and incorporated by
            reference herein.)                                                             --

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                      (iii)

 EXHIBIT                                                                               SEQUENTIAL
 NUMBER                                   DESCRIPTION                                   PAGE NO.
---------   ------------------------------------------------------------------------   ----------
10.P.(2)*   Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.P.(1)
            hereof. (Filed as Exhibit 10.N.(2) to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1994, and incorporated
            by reference herein.)                                                          --
10.P.(3)*   Copy of Severance Agreement dated June 28, 1989 between the Company and
            Judd R. Cool. (Filed as Exhibit 10-O-(2) to the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1989, and
            incorporated by reference herein.)                                             --
10P.(4)*    Copy of Severance Agreement dated June 26, 1991 between the Company and
            Earl L. Mason. (Filed as Exhibit 10-X to the Company's Quarterly Report
            on Form 10-Q for the quarter ended June 30, 1991, and incorporated by
            reference herein.)                                                             --
10.P.(5)*   Copy of Severance Agreement dated November 27, 1991 between the Company and Maurice S. Nelson, Jr. (Filed as Exhibit 10-O-(6) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
            and incorporated by reference herein.)                                         --
10.P.(6)*   Copy of Employment Agreement dated as of April 8, 1994 between the
            Company and Neil S. Novich. (Filed as Exhibit 10.N.(8) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1994
            and incorporated by reference herein.)                                         --
10.P.(7)*   Copy of Severance Agreement dated as of April 8, 1994 between the
            Company and Neil S. Novich. (Filed as Exhibit 10.N.(9) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1994,
            and incorporated by reference herein.)                                         --
10.Q.(1)*   Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
            and incorporated by reference herein.)                                         --
10.Q.(2)*   Copy of letter agreement dated November 23, 1987 between the Company and
            Judd R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1987, and incorporated
            by reference herein.)                                                          --
10.Q.(3)*   Copy of letter agreement dated December 10, 1993 between the Company and
            Judd R. Cool restating certain provisions of the September 2, 1987 and
            November 23, 1987 letters in Exhibits 10.P.(1) and (2). (Filed as
            Exhibit 10.P.(3) to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1993, and incorporated by reference
            herein.)                                                                       --
10.R*       Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and
            incorporated by reference herein.)                                             --
10.S*       Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1992, and incorporated by reference herein.)                               --

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                      (iv)

 EXHIBIT                                                                               SEQUENTIAL
 NUMBER                                   DESCRIPTION                                   PAGE NO.
---------   ------------------------------------------------------------------------   ----------
10.T        Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
            Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
            Exhibit 4-G to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1989, and incorporated by reference herein.)            --
10.U.(1)    Copy of Letter Agreement dated December 18, 1989 among the Company,
            Nippon Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS
            Finance III, Inc. of 185,000 shares of Series F Exchangeable Preferred
            Stock of the Company. (Filed as Exhibit 4(b) to the Company's Current
            Report on Form 8-K filed on December 18, 1989, and incorporated by
            reference herein.)                                                             --
10.U.(2)    Copy of Steel Technology Agreement dated as of July 14, 1989 between
            Inland Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2) to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1989, and incorporated by reference herein.)                               --
10.U.(3)    Copy of Basic Agreement dated as of July 21, 1987 between the Company and Nippon Steel Corporation relating to the I/N Tek joint venture.
            (Filed as Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1989, and incorporated by
            reference herein.)                                                             --
10.U.(4)    Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek,
            Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek,
            Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
            relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to the
            Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1989, and incorporated by reference herein.)                               --
10.U.(5)    Copy of Basic Agreement dated as of September 12, 1989 between the
            Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1989, and incorporated
            by reference herein.)                                                          --
10.U.(6)    Copy of Partnership Agreement dated as of September 12, 1989 between ISC
            Kote, Inc. (an indirectly wholly owned subsidiary of the Company) and NS
            Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel
            Corporation) relating to the I/N Kote joint venture. (Filed as Exhibit
            10-S-(6) to the Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1989, and incorporated by reference herein.)                --
10.U.(7)    Copy of Substrate Supply Agreement dated as of September 12, 1989 between Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as Exhibit 10-S-(7) to the Company's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1989, and
            incorporated by reference herein.)                                             --
10.U.(8)    First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between Inland Steel Company and I/N Kote relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(8) to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1990, and incorporated
            by reference herein.)                                                          --
10.U.(9)    Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and
            Nippon Steel Corporation relating to partner loans. (Filed as Exhibit
            10-R-(9) to the Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1990, and incorporated by reference herein.)                --

                                       (v)

 EXHIBIT                                                                               SEQUENTIAL
 NUMBER                                   DESCRIPTION                                   PAGE NO.
---------   ------------------------------------------------------------------------   ----------
10.U.(10)   First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N
            Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1990, and
            incorporated by reference herein.)                                             --
10.U.(11)   Letter Agreement dated as of April 19, 1990 between the Company and
            Nippon Steel Corporation relating to capital contributions to I/N Tek.
            (Filed as Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1990, and incorporated by reference
            herein.)                                                                       --
10.U.(12)   Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit
            10-R-(12) to the Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1990, and incorporated by reference herein.)           --
10.U.(13)   CCM Override Amendment dated as of April 20, 1990 among the Company;
            Nippon Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek;
            NS Sales, Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit
            10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1990, and incorporated by reference herein.)           --
10.V        Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
            Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as
            Exhibit 10-T to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1990, and incorporated by reference herein.)       --
10.W        Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7,
            1989, between the Company and Harris Trust and Savings Bank, as ESOP
            Trustee. (Filed as Exhibit 10-P to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1989, and incorporated by
            reference herein.)                                                             --
10.X        Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the Company regarding Series F Exchangeable Preferred Stock. (Filed as Exhibit 10-U to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1990, and incorporated by reference
            herein.)                                                                       --
10.Y        Letter Agreement dated May 10, 1991 by and between Nippon Steel
            Corporation and Inland Steel Industries, Inc. relating to Letter
            Agreement dated December 18, 1989. (Filed as Exhibit 10-V to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            1991, and incorporated by reference herein.)                                   --
11          Statement of Earnings per Share of Common Stock.........................
13          Information incorporated by reference from Annual Report to Stockholders for the fiscal year ended December 31, 1995. ...........................
21          List of certain subsidiaries of the Company.............................
23.         Consent of Independent Accountants, appearing on page 26 of this Annual
            Report on Form 10-K.                                                           --
24          Powers of attorney......................................................
27          Financial Data Schedules................................................
99          Letter to stockholders of common stock of the Company dated December 22,
            1987 explaining Stockholder Rights Plan adopted by Board of Directors on
            November 25, 1987. (Filed as Exhibit 3 to the Company's Current Report
            on Form 8-K filed on December 18, 1987, and incorporated by reference
            herein.)                                                                       --

                                      (vi)