Form 10-Q
period 1996-03-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1996-05-15
CIK 790528

                                                           FIRST QUARTER - 1996





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                    -------------------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1996

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the transition period from            to
                                                 ----------    ----------


                    -------------------------------------


                         Commission file number 1-9117

                I.R.S. Employer Identification Number 36-3425828


                         INLAND STEEL INDUSTRIES, INC.

                            (a Delaware Corporation)
                             30 West Monroe Street
                            Chicago, Illinois 60603
                           Telephone:  (312) 346-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                               ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,759,206 shares of the Company's Common Stock ($1.00 par value) were outstanding as of May 3, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

================================================================================



                                                      Dollars in Millions
                                                    (except per share data)
                                                   --------------------------
                                                       Three Months Ended
                                                            March 31
                                                   --------------------------
                                                       1996          1995
                                                   ------------  ------------

   NET SALES                                           $1,180.9      $1,257.7
                                                   ------------  ------------

   OPERATING COSTS AND EXPENSES
     Cost of goods sold                                 1,042.1       1,077.8
     Selling, general and administrative expenses          52.8          51.7
     Depreciation                                          36.8          36.5
                                                   ------------  ------------
          Total                                         1,131.7       1,166.0
                                                   ------------  ------------
   OPERATING PROFIT                                        49.2          91.7
   General corporate expense, net of income items           1.3           4.0
   Interest and other expense on debt                      19.9          15.8
                                                   ------------  ------------
   INCOME BEFORE INCOME TAXES                              28.0          71.9
   PROVISION FOR INCOME TAXES                              10.8          27.9
                                                   ------------  ------------

   NET INCOME                                             $17.2         $44.0
                                                   ============  ============

   EARNINGS PER SHARE OF COMMON STOCK

     Primary                                              $ .31         $ .84
                                                   ============  ============

     Fully Diluted                                        $ .29         $ .79
                                                   ============  ============






                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================



                                                        Dollars in Millions
                                                       ----------------------
                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                          1996        1995
                                                       ----------  ----------
OPERATING ACTIVITIES
   Net income                                              $ 17.2     $  44.0
                                                       ----------  ----------
   Adjustments to reconcile net income to net cash
      provided from operating activities:
      Depreciation                                           37.0        36.7
      Deferred employee benefit cost                          6.4         1.9
      Deferred income taxes                                   3.6        12.0
      Change in:   Receivables                              (17.9)      (25.1)
                   Inventories                              (31.2)      (38.0)
                   Accounts payable                           1.0       (35.2)
                   Accrued salaries and wages               (16.6)      (14.9)
                   Other accrued liabilities                 13.6        41.7
      Other deferred items                                    1.9        12.7
                                                       ----------  ----------
      Net adjustments                                        (2.2)       (8.2)
                                                       ----------  ----------
      Net cash provided from operating activities            15.0        35.8
                                                       ----------  ----------
INVESTING ACTIVITIES
   Capital expenditures                                     (32.0)      (24.6)
   Investments in and advances to joint ventures, net         4.3        (1.1)
   Proceeds from sales of assets                              1.3          .5
                                                       ----------  ----------
      Net cash used for investing activities                (26.4)      (25.2)
                                                       ----------  ----------





FINANCING ACTIVITIES
   Long-term debt retired                                    (5.4)       (5.4)
   Dividends paid                                            (2.6)       (4.4)
   Acquisition of treasury stock                             (1.1)        (.2)
                                                       ----------  ----------
      Net cash used for financing activities                 (9.1)      (10.0)
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents        (20.5)         .6
Cash and cash equivalents - beginning of year               267.4       107.1
                                                       ----------  ----------
Cash and cash equivalents - end of period                  $246.9      $107.7
                                                       ==========  ==========
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest (net of amount capitalized)                 $  8.7      $  4.5
      Income tax, net                                         1.2         1.1


                 See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEET


================================================================================


                                                         Dollars in Millions
                                               ---------------------------------------------
                                                 March 31, 1996          December 31, 1995
                                               -----------------       ---------------------
ASSETS                                            (unaudited)

  CURRENT ASSETS
    Cash and cash equivalents                              $  246.9                 $  267.4
    Receivables                                               506.4                    488.5
    Inventories - principally at LIFO
        In process and finished products        $  435.4               $  386.0
        Raw materials and supplies                  56.8      492.2        75.0        461.0
                                                --------               --------
    Deferred income taxes                                      45.3                     45.4
                                                           --------                 --------
        Total current assets                                1,290.8                  1,262.3
  INVESTMENTS AND ADVANCES                                    233.5                    241.0
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                      4,394.3                4,364.0
    Less: Reserve for depreciation,
           amortization and depletion            2,698.6                2,662.9
          Allowance for terminated facilities      100.7    1,595.0       100.7      1,600.4
                                                 -------                -------
  DEFERRED INCOME TAXES                                       291.5                    295.0
  INTANGIBLE PENSION ASSET                                    102.6                    102.6
  OTHER ASSETS                                                 59.4                     57.0
                                                           --------                 --------
          Total Assets                                     $3,572.8                 $3,558.3
                                                           ========                 ========



LIABILITIES AND STOCKHOLDERS' EQUITY


        CURRENT LIABILITIES
          Accounts payable                                 $  315.4                 $  314.4
          Accrued liabilities                                 220.3                    223.3
          Long-term debt due within one year                  107.3                    106.5
                                                           --------                 --------
               Total current liabilities                      643.0                    644.2
        LONG-TERM DEBT                                        778.3                    784.5
        DEFERRED EMPLOYEE BENEFITS                          1,286.7                  1,280.3
        OTHER CREDITS                                          65.5                     66.2
                                                           --------                 --------
               Total liabilities                            2,773.5                  2,775.2
        COMMON STOCK REPURCHASE COMMITMENT                     33.5                     34.5
        STOCKHOLDERS' EQUITY (Schedule A)                     765.8                    748.6
                                                           --------                 --------
               Total Liabilities, Temporary Equity,
                and Stockholders' Equity                   $3,572.8                 $3,558.3
                                                           ========                 ========



                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

================================================================================






NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1995.


NOTE 2/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $78 million on March 31,1996 from $61 million on December 31, 1995.

ITEM 2.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of First Quarter 1996 to First Quarter 1995


     The Company reported first quarter 1996 consolidated net income of $17.2 million compared with net income of $44.0 million in the comparable year-eariler period. Lower operating profit at the Steel Manufacturing segment was the principal reason for the decline. Operating profit at the Materials Distribution segment was also down from the year-ago period, but was a much smaller factor in the decline. Also contributing to lower net income was higher consolidated interest expense resulting from the conversion of $185 million of Series F Preferred Stock into debt.

     Consolidated net sales decreased 6 percent to $1.18 billion in the 1996 first quarter from $1.26 billion in the comparable 1995 quarter, primarily as the result of a deterioration in average selling price.

     The Steel Manufacturing segment's net sales of $615.7 million in the 1996 first quarter represented a 6 percent reduction from the year-ago period. Although the volume of steel mill products shipped increased 3 percent to 1,325,000 tons, the average selling price fell 9 percent from the year-ago period reflecting a deterioration in prices. Operating profit decreased to $12.6 million from $51.3 million in the comparable 1995 quarter, due primarily to the lower average selling price.

     The Materials Distribution segment's net sales dropped by 4 percent to $625.3 in the current quarter from $652.3 in the 1995 first quarter due to a 6 percent decrease in average selling price, offset in part by increased volume. Operating profit in the current quarter declined to $36.6 million from $42.1 million, due primarily to the lower average selling price.

Liquidity and Financing

     The Company's cash and cash equivalents were $246.9 million at March 31, 1996 compared with $267.4 million at year-end 1995. There was no short-term borrowing at either date.

Subsequent Event

     On May 7, 1996, the Company announced that its Materials Distribution subsidiary, Inland Materials Distribution Group, Inc., had changed its name to Ryerson Tull, Inc. ("Ryerson Tull") and had filed registration statements with the Securities and Exchange Commission for an initial public offering of up to 15 percent of Ryerson Tull's common stock (the "Common Stock Offering") and for a public offering of up to $250 million of its notes (the "Note Offering").

     The common stock offered to the public will be 6,000,000 shares (including underwriters' over-allotment options) of Ryerson Tull's new Class A
Common Stock, while the 34,000,000 shares of Ryerson Tull's new Class B Common Stock will be owned entirely by the Company. Each share of Class A Common Stock will entitle its holder to one vote, whereas each share of Class B Common Stock will entitle the holder to four votes. As a result, following the Common Stock Offering, the Company will retain 96.3% of the aggregate voting power of all of Ryerson Tull's common stock (95.8% if the underwriters' over-allotment options are exercised in full).

     Prior to the consummation of the Common Stock Offering, Ryerson Tull will declare a dividend payable to the Company in cash in an amount equal to the estimated net proceeds of the Common Stock Offering and a dividend of $293.8 million note payable to the Company (the "Note Payable"). All of the net proceeds from the Note Offering, if consummated, together with a portion of Ryerson Tull's available cash and/or borrowings under credit facilities, will be used to discharge the Note Payable. If the Note Offering is not consummated, the Note Payable will be discharged from Ryerson Tull's cash generated from operations and/or future Ryerson Tull financings. The Company plans to use the amounts from such dividends to retire certain of its indebtedness and that of Inland Steel Company, as well as for general corporate purposes. There can be no assurance that either the Common Stock Offering or the Note Offering will be consummated.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 29, 1996, the EPA filed a lawsuit against Inland Steel Company in the U.S. District Court for the Northern District of Indiana for alleged violations of effluent limits contained in its NPDES permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, this matter is not expected to materially affect Inland Steel Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

ITEM 5. OTHER INFORMATION

     Consolidated financial statements for Ryerson Tull, Inc. are set forth in Appendix A to this Quarterly Report on Form 10-Q. Separate consolidated financial statements for Inland Steel Company are set forth in Inland Steel Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits.

3.(i)   Copy of Certificate of Incorporation, as amended, of the Company.
       (Filed as Exhibit 3.(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.)

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

10.A* Copy of form of Severance Agreement, dated March 27, 1996, between the
      Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.

11    Statement of Earnings per Share of Common Stock.

27    Financial Data Schedule.

(b)   Reports on Form 8-K.

      The Company did not any file Current Reports on Form 8-K during the quarter ended March 31, 1996.




























- -----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.

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



Date: May 10, 1996

                                                            Part I -- Schedule A

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================




                                                                         Dollars in Millions
                                                      ------------------------------------------------------
                                                            March 31, 1996              December 31, 1995
                                                      --------------------------     -----------------------
                                                             (unaudited)
STOCKHOLDERS' EQUITY
  Series A preferred stock ($1 par value)
    - 94,201 shares issued and outstanding as of
      March 31, 1996 and December 31, 1995                         $     .1                         $     .1
  Series E preferred stock ($1 par value)
    - 3,074,555 shares and 3,118,601 shares
      issued and outstanding as of March 31,
      1996 and December 31, 1995, respectively                          3.1                              3.1
  Common stock ($1 par value)
    - 50,556,350 shares issued as of March 31, 1996
      and December 31, 1995                                            50.6                             50.6
  Capital in excess of par value                                    1,049.4                          1,052.1
  Accumulated deficit
    Balance beginning of year                          $(172.8)                       $(292.4)
    Net income                                            17.2                          146.8
    Dividends
      Series A preferred stock -
        $.60 per share in 1996 and
      $2.40 per share in 1995                              (.1)                           (.2)
      Series E preferred stock -
        $3.523 per share in 1995                             -                          (11.0)
        Income tax benefit - Series E dividend               -                            2.4
      Series F preferred stock -
        $47.40 per share in 1995                             -                           (8.8)
      Common stock -
        $.05 per share in 1996 and
        $.20 per share in 1995                            (2.5)      (158.2)             (9.6)        (172.8)
                                                       -------                        -------

  Unearned compensation related to ESOP                               (87.7)                           (89.9)
  Common stock repurchase commitment                                  (33.5)                           (34.5)
  Investment valuation allowance                                       (4.0)                            (4.0)
  Unearned restricted stock award compensation                         (1.8)                            (2.4)
  Treasury stock, at cost
    - 1,774,873 shares and 1,814,516
      shares as of March 31, 1996 and
      December 31, 1995, respectively                                 (49.5)                           (51.1)
  Cumulative translation adjustment                                    (2.7)                            (2.6)
                                                                   --------                         --------

           Total Stockholders' Equity                              $  765.8                         $  748.6
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

                                                            Part I -- Schedule B


             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)

================================================================================




                                                  Dollars in Millions
                                                  -------------------
                                                   Three Months Ended
                                                        March 31
                                                  -------------------

                                                    1996       1995
                                                  --------   --------
            NET SALES

              Steel Manufacturing Operations     $  615.7    $  651.7
              Materials Distribution Operations     625.3       652.3
              Eliminations and adjustments          (60.1)      (46.3)
                                                  --------   --------


                  Total Net Sales                $1,180.9    $1,257.7
                                                 ========    ========



            OPERATING PROFIT

              Steel Manufacturing Operations     $   12.6    $   51.3
              Materials Distribution Operations      36.6        42.1
              Eliminations and adjustments              -        (1.7)
                                                 --------    --------

                  Total Operating Profit         $   49.2    $   91.7
                                                 ========    ========

                                  APPENDIX A
                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

================================================================================

                                                      Dollars in Millions
                                                     ----------------------
                                                       Three Months Ended
                                                            March 31
                                                     ----------------------
                                                        1996        1995
                                                     ----------  ----------

     NET SALES                                       $    625.3  $    652.3
                                                     ----------  ----------

     OPERATING COSTS AND EXPENSES
       Cost of goods sold                                 542.9       565.0
       Selling, general and administrative expenses        40.2        39.8
       Depreciation and amortization                        5.6         5.4
                                                     ----------  ----------

            Total                                         588.7       610.2
                                                     ----------  ----------

     OPERATING PROFIT                                      36.6        42.1

     General corporate expense, net of income items         (.7)         .4
     Interest and other expense on debt                      .6          .7
                                                     ----------  ----------

     INCOME BEFORE INCOME TAXES                            36.7        41.0

     PROVISION FOR INCOME TAXES                            14.3        16.5
                                                     ----------  ----------

     NET INCOME                                      $     22.4  $     24.5
                                                     ==========  ==========





                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================


                                                                         Dollars in Millions
                                                                        ----------------------
                                                                          Three Months Ended
                                                                               March 31
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
OPERATING ACTIVITIES
  Net income                                                            $     22.4   $    24.5
                                                                        ----------   ---------
  Adjustments to reconcile net income to net cash
     used for operating activities:
     Depreciation and amortization                                             5.6         5.4
     Deferred employee benefit cost                                             .9        (1.1)
     Deferred income taxes                                                     1.7         1.1
     Change in:      Receivables                                             (30.8)      (63.7)
                     Inventories                                             (34.5)      (12.0)
                     Other assets                                              (.6)        (.6)
                     Accounts payable                                         21.4        13.0
                     Payables to related companies                              .9        13.8
                     Accrued liabilities                                      (7.3)       (4.7)
                                                                        ----------   ---------

       Net adjustments                                                       (42.7)      (48.8)
                                                                        ----------   ---------

       Net cash used for operating activities                                (20.3)      (24.3)
                                                                        ----------   ---------

INVESTING ACTIVITIES
  Capital expenditures                                                        (3.0)       (3.0)
  Proceeds from sales of assets                                                1.2          .3
                                                                        ----------   ---------
       Net cash used for investing activities                                 (1.8)       (2.7)
                                                                        ----------   ---------
FINANCING ACTIVITIES
  Long-term debt retired                                                       (.5)        (.6)
  Change in notes receivable from related companies                           14.4        41.9
                                                                        ----------   ---------

       Net cash provided from financing activities                            13.9        41.3
                                                                        ----------   ---------

Net increase (decrease) in cash and cash equivalents                          (8.2)       14.3
Cash and cash equivalents - beginning of year                                 53.6         2.5
                                                                        ----------   ---------
Cash and cash equivalents - end of period                               $     45.4   $    16.8
                                                                        ==========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
     Interest (net of amount capitalized)                               $       .6  $       .8
     Income taxes, net                                                        12.5         9.4






                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET

================================================================================



                                                                    Dollars in Millions
                                                         ------------------------------------------
ASSETS                                                     March 31, 1996        December 31, 1995
- ------                                                   --------------------  --------------------
                                                            (unaudited)
   CURRENT ASSETS
     Cash and cash equivalents                                      $    45.4             $    53.6
     Receivables                                                        274.6                 243.8
     Inventories - principally at LIFO                                  297.3                 262.8
     Notes receivable from related companies                             54.4                  68.8
     Deferred income taxes                                               13.0                  15.6
                                                                    ---------             ---------

           Total current assets                                         684.7                 644.6

   PROPERTY, PLANT AND EQUIPMENT
     Valued on basis of cost                                $476.8                $476.2
     Less accumulated depreciation                           230.6      246.2      226.5      249.7
                                                            ------                ------

   DEFERRED INCOME TAXES                                                 24.4                  23.5

   PREPAID PENSION COSTS                                                 27.8                  27.3

   EXCESS OF COST OVER NET ASSETS ACQUIRED                               23.3                  23.6

   OTHER ASSETS                                                           4.5                   3.9
                                                                    ---------             ---------

           Total Assets                                             $ 1,010.9             $   972.6
                                                                    ==========            =========

LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

   CURRENT LIABILITIES
     Accounts payable                                               $   114.2             $    92.8
     Payables to related companies - trade and other                     15.3                  14.4
     Accrued liabilities                                                 25.2                  32.5
     Long-term debt due within one year                                   4.7                   4.7
                                                                    ---------             ---------
           Total current liabilities                                    159.4                 144.4
   LONG-TERM DEBT                                                        18.4                  18.9
   DEFERRED EMPLOYEE BENEFITS AND OTHER                                 142.2                 140.8
                                                                    ---------             ---------
           Total liabilities                                            320.0                 304.1
   STOCKHOLDER'S EQUITY                                                 690.9                 668.5
                                                                    ---------             ---------
           Total Liabilities and Stockholder's Equity               $ 1,010.9             $   972.6
                                                                    =========             =========




                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in Appendix A of Inland Steel Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2/RELATED PARTY TRANSACTIONS

Ryerson Tull, Inc. ("Ryerson Tull"), formerly Inland Materials Distribution Group, Inc., has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, Ryerson Tull was charged $1.7 million and $1.8 million by Industries for the first quarter of 1996 and 1995, respectively, for management, financial and legal services provided to Ryerson Tull.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. Ryerson Tull's net intercompany interest income for the first three months of 1996 totaled $1.3 million as compared with $.9 million of interest expense for the first quarter of 1995.

Ryerson Tull sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                         Dollars in Millions
                                       ------------------------
                                             Three Months
                                            Ended March 31
                                       ------------------------
                                           1996         1995
                                           ----         ----

Net Product Sales                         $ 5.2        $ 3.4
Net Product Purchases                      57.7         44.5

                               INDEX TO EXHIBITS


Exhibit                                                   Sequential
Number                     Description                     Page No.
- ------                     -----------                     --------
3.(i)    Copy of Certificate of Incorporation, as
         amended, of the Company. (Filed as Exhibit
         3.(i) to the Company's Annual Report on Form
         10-K for the year ended December 31, 1995, and
         incorporated by reference herein.)                   --

3.(ii)   Copy of By-laws, as amended, of the Company.
         (Filed as Exhibit 3.(ii) to the Company's
         Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1995, and incorporated by
         reference herein.)                                   --

4.A      Copy of Certificate of Designations,
         Preferences and Rights of Series A $2.40
         Cumulative Convertible Preferred Stock of the
         Company. (Filed as part of Exhibit B to the
         definitive Proxy Statement of Inland Steel
         Company dated March 21, 1986 that was
         furnished to stockholders in connection with
         the annual meeting held April 23, 1986, and
         incorporated by reference herein.)                   --

4.B      Copy of Certificate of Designation,
         Preferences and Rights of Series D Junior
         Participating Preferred Stock of the Company.
         (Filed as Exhibit 4-D to the Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1987, and incorporated by
         reference herein.)                                   --

4.C      Copy of Rights Agreement, dated as of November
         25, 1987, as amended and restated as of May
         24, 1989, between the Company and The First
         National Bank of Chicago, as Rights Agent
         (Harris Trust and Savings Bank, as successor
         Rights Agent). (Filed as Exhibit 1 to the
         Company's Current Report on Form 8-K filed on
         May 24, 1989, and incorporated by reference
         herein.)                                             --

4.D      Copy of Certificate of Designations,
         Preferences and Rights of Series E ESOP
         Convertible Preferred  Stock of the Company.
         (Filed as Exhibit 4-F to the Company's
         Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1989, and incorporated by
         reference herein.)                                   --

4.E      Copy of Subordinated Voting Note Due 1999 in
         the amount of $185,000,000 from the Company to
         NS Finance III, Inc. (Filed as Exhibit 4.8 to
         Form S-3 Registration Statement No. 33-62897
         and incorporated by reference herein.)               --

4.F      Copy of Indenture dated as of December 15,
         1992, between the Company and Harris Trust and
         Savings Bank, as Trustee, respecting the
         Company's $150,000,000 12-3/4% Notes due
         December 15, 2002.  (Filed as Exhibit 4-G to
         the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1992, and
         incorporated by reference herein.)                   --


Exhibit                                                         Sequential
Number                    Description                            Page No.
- ------                    -----------                            --------

4.G      Copy of First Mortgage Indenture, dated April
         1, 1928, between Inland Steel Company (the
         "Steel Company") and First Trust and Savings
         Bank and Melvin A. Traylor, as Trustees, and
         of supplemental indentures thereto, to and
         including the Thirty-Fourth Supplemental
         Indenture, incorporated by reference from the
         following Exhibits: (i) Exhibits B-1(a),
         B-1(b), B-1(c), B-1(d) and B-1(e), filed with
         Steel Company's Registration Statement on Form
         A-2 (No. 2-1855); (ii) Exhibits D-1(f) and
         D-1(g), filed with Steel Company's
         Registration Statement on Form E-1 (No.
         2-2182); (iii) Exhibit B-1(h), filed with
         Steel Company's Current Report on Form 8-K
         dated January 18, 1937; (iv) Exhibit B-1(i),
         filed with Steel Company's Current Report on
         Form 8-K, dated February 8, 1937; (v) Exhibits
         B-1(j) and B-1(k), filed with Steel  Company's
         Current Report on Form 8-K for the month of
         April, 1940; (vi) Exhibit B-2, filed with
         Steel Company's Registration Statement on Form
         A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed
         with Steel Company's Current Report on Form
         8-K for the month of January, 1945; (viii)
         Exhibit 1, filed with Steel Company's Current
         Report on Form 8-K for the month of November,
         1946; (ix) Exhibit 1, filed with Steel
         Company's Current Report on Form 8-K for the
         months of July and August, 1948; (x) Exhibits
         B and C, filed with Steel Company's Current
         Report on Form 8-K for the month of March,
         1952; (xi) Exhibit A, filed with Steel
         Company's Current Report on Form 8-K for the
         month of July, 1956; (xii) Exhibit A, filed
         with Steel Company's Current Report on Form
         8-K for the month of July, 1957; (xiii)
         Exhibit B, filed with Steel Company's Current
         Report on Form 8-K for the month of January,
         1959; (xiv) the Exhibit filed with Steel
         Company's Current Report on Form 8-K for the
         month of December, 1967; (xv) the Exhibit
         filed with Steel Company's Current Report on
         Form 8-K for the month of April, 1969; (xvi)
         the Exhibit filed with Steel Company's Current
         Report on Form 8-K for the month of July,
         1970; (xvii) the Exhibit filed with the
         amendment on Form 8 to Steel Company's Current
         Report on Form 8-K for the month of April,
         1974; (xviii) Exhibit B, filed with Steel
         Company's Current Report on Form 8-K for the
         month of September, 1975; (xix) Exhibit B,
         filed with Steel Company's Current Report on
         Form 8-K for the month of January, 1977; (xx)
         Exhibit C, filed with Steel Company's Current
         Report on Form 8-K for the month of February,
         1977; (xxi) Exhibit B, filed with Steel
         Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1978; (xxii)
         Exhibit B, filed with Steel Company's
         Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1980; (xxiii) Exhibit 4-D,
         filed with Steel Company's Annual Report on
         Form 10-K for the fiscal year ended December
         31, 1980; (xxiv) Exhibit 4-D, filed with Steel
         Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1982; (xxv)
         Exhibit 4-E, filed with Steel Company's Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1983; (xxvi) Exhibit 4(i) filed
         with the Steel Company's Registration
         Statement on Form S-2 (No. 33-43393); (xxvii)
         Exhibit 4 filed with Steel Company's Current
         Report on Form  8-K dated June 23, 1993; and
         (xxviii) Exhibit 4.C filed with the Steel
         Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1995; and (xxix)          --
         Exhibit 4.H filed with the Steel Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

4.H      Copy of consolidated reprint of First Mortgage
         Indenture, dated April 1, 1928, between Inland
         Steel Company and First Trust and Savings Bank
         and Melvin A. Traylor, as Trustees, as amended
         and supplemented by all supplemental
         indentures thereto, to and including the
         Thirteenth Supplemental Indenture. (Filed as
         Exhibit 4-E to Form S-1 Registration Statement
         No. 2-9443, and incorporated by reference
         herein.)                                             --

Exhibit                                                          Sequential
Number                         Description                         Page No.
- ------                         -----------                         --------

10.A*    Copy of form of Severance Agreement, dated
         March 27, 1996, between the Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company...

11       Statement of Earnings per Share of Common Stock

27       Financial Data Schedule........................










- --------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.