Form 10-K/A
period 1995-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1996-06-26
CIK 790528

                                                                     1995
================================================================================

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

                                AMENDMENT NO. 1




         The undersigned registrant hereby amends the following items, financial statements, exhibits and other portions of its Annual Report for 1995 on Form 10-K:


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

            Statement of Accounting and Financial Policies.  (Page A-6 to A-7)

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

     Pursuant to the requirements of the Securities Exchange Act or 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  INLAND STEEL INDUSTRIES, INC.
                                                  (Registrant)




                                                  By: /s/ Jay M. Gratz
                                                      -------------------------
                                                      Jay M. Gratz
                                                      Vice President and
                                                      Chief Financial Officer


Date:  June 26, 1996

                               INDEX TO EXHIBITS


 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

 3.(i)          Copy of Certificate of Incorporation, as amended, of the Company                      **

 3.(ii)         Copy of By-laws, as amended, of the Company.  (Filed as Exhibit 3.(ii) to the
                Company's Quarterly Report on Form 10-Q for the quarter ended September 30,           --
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

 4.G            Copy of First Mortgage Indenture, dated April 1, 1928, between Inland Steel
                Company (the "Steel Company") and First Trust and Savings Bank and Melvin A.
                Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fourth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and
                B-1(e), filed with Steel Company's Registration Statement on Form A-2 (No. 2-
                1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's
                Registration Statement on Form E-1 (No 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937;

- ---------------------
  ** Previously included in Registrant's Annual Report on Form 10-K for 1995, as originally filed.


 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

                (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel
                Company's Current Report on Form 8-K for the month of April, 1940; (vi)
                Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2
                (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with
                Steel Company's Current Report on Form 8-K for the month of November, 1946;
                (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel
                Company's Current Report on Form 8-K for the month of March, 1952; (xi)
                Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current
                Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with
                Steel Company's Current Report on Form 8-K for the month of January, 1959;
                (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's
                Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July,
                1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel
                Company's Current Report on Form 8-K for the month of April, 1974; (xviii)
                Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current
                Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with
                Steel Company's Current Report on Form 8-K for the month of February, 1977;
                (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii)
                Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel
                Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393);
                (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated
                June 23, 1993; (xxviii) Exhibit 4.H filed with the Steel Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1995; and (xxix) Exhibit
                4.H filed with the Steel Company's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1995.                                                     --

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




  ---------------------
  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.


 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

 10.L*          Copy of Inland Steel Industries Deferred Compensation Plan for Directors, as
                amended. (Filed as Exhibit 10-L to the Company's Annual Report on Form 10-K
                for the fiscal year ended December 31, 1992, and incorporated by reference
                herein.)                                                                              --

 10.M*          Copy of Inland Steel Industries Terminated Retirement Plan for Non-Employee
                Directors.                                                                            **

 10.N*          Inland Steel Industries, Inc. Deferred Phantom Stock Unit Plan for Non-
                Employee Directors.                                                                   **

 10.O*          Copy of Outside Directors Accident Insurance Policy. (Filed as Exhibit 10-F
                to Inland Steel Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1983, and  incorporated by reference herein.)                      --

 10.P.(1)*      Copy of form of Severance Agreement dated June 28, 1989 between the Company and each of the seven executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.  (Filed as Exhibit 10-0-(1) to the Company's Annual Report or Form 10-K for the fiscal year ended December
                31, 1989, and incorporated by reference herein.)                                      --

 10.P.(2)*      Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated June 28, 1989 in Exhibit 10.P.(1) hereof.
                (Filed as Exhibit 10.N.(2) to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1994, and incorporated by reference                --
                herein.)

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





  -----------------------
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

  ** Previously included in Registrant's Annual Report on Form 10-K for 1995, as originally filed.

 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

 10.P.(6)*      Copy of Employment Agreement dated as of April 8, 1994 between the Company and Neil S. Novich.  (Filed as Exhibit 10.N.(8) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1994 and
                incorporated by reference herein.)                                                    --

 10.P.(7)*      Copy of Severance Agreement dated as of April 8, 1994 between the Company and
                Neil S. Novich.  (Filed as Exhibit 10.N.(9) to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1994, and incorporated by
                reference herein.)                                                                    --

 10.Q.(1)*      Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed as Exhibit 10-K to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1987, and
                incorporated by reference herein.)                                                    --

 10.Q.(2)*      Copy of letter agreement dated November 23, 1987 between the Company and Judd
                R. Cool. (Filed as Exhibit 10-L to the Company's Annual Report on Form 10-K
                for the fiscal year ended December 31, 1987, and incorporated by reference
                herein.)                                                                              --

10.Q.(3)*      Copy of letter agreement dated December 10, 1993 between the Company and Judd
                R. Cool restating certain provisions of the September 2, 1987 and November
                23, 1987 letters in Exhibits 10.P.(1) and (2). (Filed as Exhibit 10.P.(3) to
                the Company's Annual Report on Form 10-K for the fiscal year ended December
                31, 1993, and incorporated by reference herein.)                                      --

 10.R*          Copy of letter to Earl L. Mason dated May 17, 1991 relating to terms and conditions of employment. (Filed as Exhibit 10-W to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by
                reference herein.)                                                                    --

 10.S*          Copy of letter to Maurice S. Nelson, Jr. dated March 26, 1993 relating to supplemental pension arrangement. (Filed as Exhibit 10-S to the Company's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and
                incorporated by reference herein.)                                                    --

 10.T           Copy of Stock Purchase Agreement, dated as of July 7, 1989, between the
                Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as Exhibit
                4-G to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                30, 1989, and incorporated by reference herein.)                                      --

 10.U.(1)       Copy of Letter Agreement dated December 18, 1989 among the Company, Nippon
                Steel Corporation and NS Finance III, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to sale to NS Finance III,
                Inc. of 185,000 shares of Series F Exchangeable Preferred Stock of the
                Company. (Filed as Exhibit 4(b) to the Company's Current Report on Form 8-K
                filed on December 18, 1989, and incorporated by reference herein.)                    --


  ----------------------
  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.


 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

 10.U.(2)       Copy of Steel Technology Agreement dated as of July 14, 1989 between Inland
                Steel Company and Nippon Steel Corporation relating to technology sharing between the signatories. (Filed as Exhibit 10-S-(2) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1989, and
                incorporated by reference herein.)                                                    --

 10.U.(3)       Copy of Basic Agreement dated as of July 21, 1987 between the Company and
                Nippon Steel Corporation relating to the I/N Tek joint venture. (Filed as
                Exhibit 10-S-(3) to the Company's Annual Report on Form 10-K for the fiscal
                year ended December 31, 1989, and incorporated by reference herein.)                  --

10.U.(4)       Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek, Inc.
                (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1989, and
                incorporated by reference herein.)                                                    --

 10.U.(5)       Copy of Basic Agreement dated as of September 12, 1989 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1989, and incorporated by reference herein.)           --

 10.U.(6)       Copy of Partnership Agreement dated as of September 12, 1989 between ISC
                Kote, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek,
                Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation)
                relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(6) to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1989, and incorporated by reference herein.)                                          --

 10.U.(7)       Copy of Substrate Supply Agreement dated as of September 12, 1989 between
                Inland Steel Company and I/N Kote, an Indiana general partnership. (Filed as
                Exhibit 10-S-(7) to the Company's Annual Report on Form 10-K for the fiscal
                year ended December 31, 1989, and incorporated by reference herein.)                  --

 10.U.(8)       First Amendment to Substrate Supply Agreement dated as of May 1, 1990 between
                Inland Steel Company and I/N Kote relating to the I/N Kote joint venture.
                (Filed as Exhibit 10-R-(8) to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1990, and incorporated by reference
                herein.)                                                                              --

 10.U.(9)       Letter Agreement dated as of May 1, 1990 among I/N Kote, the Company and
                Nippon Steel Corporation relating to partner loans. (Filed as Exhibit
                10-R-(9) to the Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1990, and incorporated by reference herein.)                       --

 10.U.(10)      First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1990, and incorporated by
                reference herein.)                                                                    --

 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

 10.U.(11)      Letter Agreement dated as of April 19, 1990 between the Company and Nippon
                Steel Corporation relating to capital contributions to I/N Tek.  (Filed as
                Exhibit 10-R-(11) to Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1990, and incorporated by reference herein.)                       --

 10.U.(12)      Letter Agreement dated April 20, 1990 between ISC Tek, Inc. (an indirectly wholly owned subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit 10-R-(12) to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1990, and incorporated by reference herein.)                                          --

 10.U.(13)      CCM Override Amendment dated as of April 20, 1990 among the Company; Nippon
                Steel Corporation; Inland Steel Company; ISC Tek, Inc.; I/N Tek; NS Sales,
                Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as Exhibit 10-R-(13) to the Company's Annual Report on Form 10-K for the fiscal year ended December
                31, 1990, and incorporated by reference herein.)                                      --

 10.V           Copy of ESOP Stock Purchase Agreement, dated May 30, 1990, between the
                Company and Harris Trust and Savings Bank, as ESOP Trustee. (Filed as Exhibit
                10-T to the Company's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1990, and incorporated by reference herein.)                            --

 10.W           Copy of Inland Steel Industries Thrift Plan ESOP Trust, dated July 7, 1989, between the Company and Harris Trust and Savings Bank, as ESOP Trustee.
                (Filed as Exhibit 10-P to the Company's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1989, and incorporated by reference herein.)                   --

 10.X           Letter Agreement dated March 1, 1991 between Nippon Steel Corporation and the
                Company regarding Series F Exchangeable Preferred Stock. (Filed as Exhibit
                10-U to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1990, and incorporated by reference herein.)                             --

 10.Y           Letter Agreement dated May 10, 1991 by and between Nippon Steel Corporation and Inland Steel Industries, Inc. relating to Letter Agreement dated December
                18, 1989. (Filed as Exhibit 10-V to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1991, and incorporated by reference
                herein.)                                                                              --

 11             Statement of Earnings per Share of Common Stock.                                      **

 13             Information incorporated by reference from Annual Report to Stockholders for
                the fiscal year ended December 31, 1995.                                              **

 21             List of certain subsidiaries of the Company.                                          **

 23             Consent of Independent Accountants, appearing on page 28 of this Annual
                Report on Form 10-K.                                                                   --

 23.A           Consent of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .

 24             Powers of attorney.                                                                   **


  ______________________
  ** Previously included in Registrant's Annual Report on Form 10-K for 1995, as originally filed.


 EXHIBIT                                                                                          SEQUENTIAL
 NUMBER                                           DESCRIPTION                                      PAGE NO.
 ------                                           -----------                                     ----------

 27             Financial Data Schedules.                                                             **
 99             Letter to stockholders of common stock of the Company dated December 22, 1987 explaining Stockholder Rights Plan adopted by Board of Directors on November
                25, 1987. (Filed as Exhibit 3 to the Company's Current Report on Form 8-K
                filed on December 18, 1987, and incorporated by reference herein.)                    --

 99.A           Inland Steel Industries Thrift Plan Financial Statements and Supplemental
                Schedules for the fiscal year ended December 31, 1995 . . . . . . . . . . . .






  ----------------------
  ** Previously included in Registrant's Annual Report on Form 10-K for 1995, as originally filed.