Form 10-Q
period 1996-06-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1996-08-13
CIK 790528

                                                           SECOND QUARTER - 1996

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                    For the period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,633,069 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 5, 1996.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


================================================================================

                                                                 Dollars in Millions (except per share data)
                                                                 --------------------------------------------
                                                                  Three Months Ended       Six Months Ended
                                                                        June 30                June 30
                                                                 --------------------    --------------------
                                                                   1996        1995        1996        1995
                                                                 --------    --------    --------    --------
NET SALES                                                        $1,163.0    $1,273.5    $2,343.9    $2,531.2
                                                                 --------    --------    --------    --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                                              1,030.2     1,072.8     2,072.2     2,150.7
  Selling, general and administrative expenses                       53.1        52.6       106.0       104.3
  Depreciation                                                       36.5        35.7        73.3        72.2
                                                                 --------    --------    --------    --------

    Total                                                         1,119.8     1,161.1     2,251.5     2,327.2
                                                                 --------    --------    --------    --------

OPERATING PROFIT                                                     43.2       112.4        92.4       204.0

General corporate income (expense), net                               (.5)       (2.3)       (1.8)       (6.2)
Interest and other expense on debt                                  (20.1)      (15.8)      (40.0)      (31.6)
Gain from issuance of subsidiary stock (Note 2)                      31.4           -        31.4           -
                                                                 --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                           54.0        94.3        82.0       166.2

PROVISION FOR INCOME TAXES                                           20.3        36.4        31.1        64.3
                                                                 --------    --------    --------    --------

INCOME BEFORE MINORITY INTEREST                                      33.7        57.9        50.9       101.9

MINORITY INTEREST IN RYERSON TULL, INC. (Note 2)                        -           -           -           -
                                                                 --------    --------    --------    --------

INCOME BEFORE EXTRAORDINARY LOSS                                     33.7        57.9        50.9       101.9
EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT (Note 2)              14.5           -        14.5           -
                                                                 --------    --------    --------    --------

NET INCOME                                                       $   19.2    $   57.9    $   36.4    $  101.9
                                                                 ========    ========    ========    ========

EARNINGS PER SHARE OF COMMON STOCK:

  Primary:
    Before extraordinary loss                                    $    .65    $   1.08    $    .96    $   1.93
    Extraordinary loss on early retirement of debt                   (.30)          -        (.30)          -
                                                                 --------    --------    --------    --------
    Net income                                                   $    .35    $   1.08    $    .66    $   1.93
                                                                 ========    ========    ========    ========

  Fully Diluted:
    Before extraordinary loss                                    $    .61    $   1.02    $    .90    $   1.81
    Extraordinary loss on early retirement of debt                   (.28)          -        (.28)          -
                                                                 --------    --------    --------    --------
    Net income                                                   $    .33    $   1.02    $    .62    $   1.81
                                                                 ========    ========    ========    ========


                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================

                                                            Dollars in Millions
                                                            -------------------
                                                             Six Months Ended
                                                                  June 30
                                                             -----------------
                                                              1996       1995
                                                             -------    ------
OPERATING ACTIVITIES
 Net income                                                  $  36.4    $101.9
                                                             -------    ------
 Adjustments to reconcile net income to net
  cash provided from operating activities:
   Depreciation                                                 73.6      72.5
   Deferred employee benefit cost                               11.0       7.0
   Deferred income taxes                                         8.9      44.8
   Gain from issuance of subsidiary stock                      (31.4)        -
   Change in: Receivables                                      (15.9)    (43.7)
              Inventories                                       (4.3)    (53.6)
              Advances                                             -     (28.2)
              Accounts payable                                 (23.5)    (32.8)
              Accrued salaries and wages                       (17.4)     (2.8)
              Other accrued liabilities                         18.6      28.5
   Other deferred items                                          1.5      10.1
                                                             -------    ------
   Net adjustments                                              21.1       1.8
                                                             -------    ------
   Net cash provided from operating activities                  57.5     103.7
                                                             -------    ------

INVESTING ACTIVITIES
 Capital expenditures                                          (74.4)    (51.0)
 Investments in and advances to joint ventures, net              7.6       5.2
 Proceeds from sales of assets                                   4.9       1.1
                                                             -------    ------
   Net cash used for investing activities                      (61.9)    (44.7)
                                                             -------    ------
FINANCING ACTIVITIES
 Issuance of subsidiary stock                                   77.1         -
 Long-term debt retired                                       (153.2)     (8.9)
 Dividends paid                                                (10.5)    (16.6)
 Acquisition of treasury stock                                  (2.2)     (1.2)
                                                             -------    ------

   Net cash used for financing activities                      (88.8)    (26.7)
                                                             -------    ------

 Net increase (decrease) in cash and cash equivalents          (93.2)     32.3
 Cash and cash equivalents - beginning of year                 267.4     107.1
                                                             -------    ------
 Cash and cash equivalents - end of period                   $ 174.2    $139.4
                                                             =======    ======
SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
   Interest (net of amount capitalized)                      $  37.4    $ 30.2
   Income taxes, net                                             5.2       4.9
 Non-cash investing and financing activities:
   Reduction of deferred employee benefits resulting
    from contribution of common stock to the Company's
    Pension Trust                                                  -     100.0

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

================================================================================

                                                                                           Dollars in Millions
                                                                               --------------------------------------------
ASSETS                                                                            June 30, 1996         December 31, 1995
- ------                                                                         --------------------    --------------------
                                                                                   (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                                $  174.2                $  267.4
  Receivables                                                                                 504.4                   488.5
  Inventories - principally at LIFO
    In process and finished products                                           $  406.9                $  386.0
    Raw materials and supplies                                                     58.4       465.3        75.0       461.0
                                                                               --------                --------
  Deferred income taxes                                                                        44.9                    45.4
                                                                                           --------                --------
      Total current assets                                                                  1,188.8                 1,262.3
INVESTMENTS AND ADVANCES                                                                      236.7                   241.0
PROPERTY, PLANT AND EQUIPMENT
  Valued on basis of cost                                                       4,436.8                 4,364.0
  Less: Reserve for depreciation, amortization and depletion                    2,734.3                 2,662.9
        Allowance for terminated facilities                                       100.7     1,601.8       100.7     1,600.4
                                                                               --------                --------
DEFERRED INCOME TAXES                                                                         287.6                   295.0
INTANGIBLE PENSION ASSET                                                                          -                   102.6
PREPAID PENSION COSTS                                                                          60.8                       -
OTHER ASSETS                                                                                   51.1                    57.0
                                                                                           --------                --------

      Total Assets                                                                         $3,426.8                $3,558.3
                                                                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                         $  290.9                $  314.4
  Accrued liabilities                                                                         224.5                   223.3
  Long-term debt due within one year                                                          110.8                   106.5
                                                                                           --------                --------
      Total current liabilities                                                               626.2                   644.2
LONG-TERM DEBT                                                                                627.0                   784.5
DEFERRED EMPLOYEE BENEFITS                                                                  1,249.5                 1,280.3
OTHER CREDITS                                                                                  64.3                    66.2
                                                                                           --------                --------
      Total liabilities                                                                     2,567.0                 2,775.2
MINORITY INTEREST IN RYERSON TULL, INC.                                                        45.7                       -
COMMON STOCK REPURCHASE COMMITMENT                                                             33.2                    34.5
STOCKHOLDERS' EQUITY (Schedule A)                                                             780.9                   748.6
                                                                                           --------                --------
      Total Liabilities, Minority Interest, Temporary Equity,
        and Stockholders' Equity                                                           $3,426.8                $3,558.3
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


                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1995.

NOTE 2/RECAPITALIZATION

In the 1996 second quarter, the Company undertook a recapitalization that involved the Company and both its Inland Steel Company ("ISC") and Ryerson Tull, Inc. ("RT") subsidiaries. As part of the restructuring, RT, formerly Inland Materials Distribution Group, Inc. ("IMDG"), exchanged existing shares of IMDG common stock, all of which were owned by the Company, for 34.0 million shares of new-issue RT Series B common stock ($1.00 par value per share). RT also sold 5.2 million shares of new-issue Series A common stock ($1.00 par value per share) in a public offering, the net proceeds of which approximated $77.1 million. The Company recognized a $31.4 million gain on the sale of the RT Series A common stock. (Minority interest in second quarter 1996 net income was $47,000.)

Prior to the issuance of the Series A common stock, RT declared and paid dividends of $445.9 million to the Company, of which $152.1 million was in cash and $293.8 million was in the form of a note payable. The Company used $63.2 million of the cash dividend to repay intercompany borrowing from RT and its subsidiaries.

In July (subsequent to the date of the balance sheet presented in the attached financial statements), RT sold $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006 in a public offering. The net proceeds of the offering along with a portion of RT's cash on hand was used to pay the $293.8 million note balance due the Company.

The Company's recapitalization efforts also included the following:

Effective April 30, 1996, that portion of the Company's Pension plan covering RT's current and former employees was separated and became a new plan. Due to this separation, the Company remeasured each subsidiary's benefit obligation using plan data and actuarial assumptions as of April 30, 1996, including an increase in the discount rate from 7.75 percent used previously to 8.0 percent. Primarily as a result of the change in the discount rate, the intangible pension asset and the offsetting additional minimum liability in deferred employee benefits were no longer required.

In June 1996, the Company made a tender offer for the entire $150 million principal amount outstanding of the Company's 12-3/4% Notes. The early retirement of $144,150,000 of Notes that were tendered resulted in the Company recognizing an extraordinary after-tax loss of $14.5 million, $23.3 million before income taxes, in the 1996 second quarter.

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

In July 1996, ISC commenced a tender offer for all $125 million principal amount outstanding of its Series T First Mortgage Bonds. In the third quarter of 1996, ISC will recognize an extraordinary after-tax loss on the early retirement of the $98.7 million of bonds tendered approximating $7.7 million, $11.6 million before income taxes.

On June 28, 1996, RT established a new four-year $250 million credit facility at the parent company. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated. As a result, the Company's subsidiaries (including ISC) increased their committed credit facilities to $375 million, all of which were unused at June 30, 1996.

NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $76 million on June 30, 1996 from $61 million on December 31, 1995.

ITEM 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

RESULTS OF OPERATIONS - Comparison of Second Quarter 1996 to Second Quarter 1995
- --------------------------------------------------------------------------------

   For the 1996 second quarter, the Company reported consolidated net income of $19.2 million compared with net income of $57.9 million in the comparable year-earlier period. As in the first quarter, lower operating profit at the Steel Manufacturing segment was the principal reason for the decline. Operating profit at the Materials Distribution segment was also down from the year-ago period. Also during the quarter, the Company recorded a pre-tax gain from the issuance of Ryerson Tull Series A common stock which was offset in large part by an extraordinary loss on the early redemption of $144,150,000 of the Company's 12-3/4% Notes.

   Consolidated net sales decreased 9 percent to $1.16 billion in the 1996 second quarter from $1.27 billion in the comparable 1995 quarter, primarily as the result of a deterioration in average selling price.

   The Steel Manufacturing segment's net sales of $604.9 million in the 1996 second quarter fell 12 percent from the year-ago period. While the volume of steel mill products shipped slipped 2 percent to 1,316,000 tons, the average selling price fell 10 percent from the year-ago period reflecting a deterioration in prices. Operating profit decreased to $11.3 million from $69.6 million in the comparable 1995 quarter, due primarily to the lower average selling price.

   The Materials Distribution segment's net sales decreased by 4 percent to $607.5 million in the current quarter from $631.7 million in the 1995 second quarter due to a 10 percent decrease in average selling price, which was offset in part by a 7 percent increase in volume. Operating profit in the current quarter declined to $32.7 million from $41.0 million, due primarily to the lower average selling price.

Comparison of First Six Months of 1996 to First Six Months of 1995
- ------------------------------------------------------------------

   The Company reported net income of $36.4 million for the first six months of 1996 compared with net income of $101.9 million for the comparable 1995 period. While sharply reduced levels of operating profit at the Steel Manufacturing segment was the principal reason for the decline, operating profit at the Materials Distribution segment also was lower. In addition, the half, as was the quarter, was impacted by the gain from the issuance of Ryerson Tull stock and the extraordinary loss on the early retirement of $144,150,000 of the Company's 12-3/4% Notes.

   Consolidated first half 1996 net sales of $2.34 billion were 7 percent lower than the $2.53 billion realized in the comparable 1995 period, the result of lower average selling prices.

   The Steel Manufacturing segment net sales of $1.22 billion in the first six months of 1996 were $116.5 million, or 9 percent, lower than that reported in the 1995 first half, due entirely to a lower average selling price. Steel mill shipments were up by less than one percent on a comparable period-to-period basis. The lower average selling price was also the primary factor in the decline of first half operating profit to $23.9 million from $120.9 million a year ago.

   Net sales of $1.23 billion for the Materials Distribution segment were 4 percent lower than the first six months of 1995 due to lower average selling price as volume increased 4 percent on a year-to-year basis. The lower average selling price was also responsible for the decrease in operating profit to $69.3 million from $83.0 million a year ago.

Liquidity and Financing
- -----------------------

   The Company's cash and cash equivalents were $174.2 million at June 30, 1996 compared with $267.4 million at year-end 1995. There was no short-term borrowing at either date.

   In June of 1996, Ryerson Tull issued 5.2 million shares of its Series A common stock, the net proceeds of which approximated $77.1 million. The Company recognized a gain on the sale of the Ryerson Tull stock of approximately $31.4 million.

   Ryerson Tull established a new four-year $250 million credit facility prior to the end of the second quarter. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated. The Company's subsidiaries (including ISC) increased their total committed credit facilities to $375 million as a result.

   During June, the Company tendered for all outstanding 12-3/4% Notes of the Company. Of the $150 million principal amount outstanding, $144,150,000 was tendered. The Company recognized an extraordinary after-tax loss of $14.5 million, $23.3 million before income taxes, as a result of this transaction. In connection with the tender offer, the Company solicited and received consents from the holders of at least a majority of the 12-3/4% Notes to amendments to the indenture governing the Notes. See Item 2 of Part II of this Form 10-Q.

   In July, Ryerson Tull issued $250 million principal amount of Notes consisting of $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006.

   Also in July, Inland Steel Company commenced a tender offer for the entire $125 million principal amount of its Series T First Mortgage Bonds outstanding. Of that amount, $98.7 million was tendered which will result in Inland Steel Company recognizing an extraordinary after-tax loss of approximately $7.7 million, $11.6 million before income taxes, in the third quarter of 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 2.  CHANGES IN SECURITIES

     (a) In connection with a tender offer for all $150,000,000 aggregate principal of its 12-3/4% Notes, ISI solicited and received consents from the holders of at least a majority of the aggregate principal amount of the Notes to amendments to the indenture (the "Indenture"), dated as of December 15, 1992, between ISI and Harris Trust and Savings Bank, as trustee (the "Trustee"), governing the Notes. ISI and the Trustee executed a supplemental indenture dated as of June 19,1996, reflecting the amendments. The Amendments became effective on June 26, 1996.

         The amendments to the Indenture eliminated covenants that, subject in each case to certain exceptions, (i) restricted the incurrence of additional indebtedness by ISI, (ii) restricted the incurrence of debt and the issuance of preferred stock by "Restricted Subsidiaries" (as defined in the Indenture), (iii) restricted (a) the payment of dividends or distributions by ISI on its capital stock, (b) the acquisition by ISI or any of its subsidiaries of the capital stock of ISI or any of its subsidiaries or any options, warrants or rights to purchase or acquire shares of capital stock of ISI or any of its subsidiaries, (c) investments by ISI or any of its subsidiaries in other persons and (d) the payment or redemption prior to maturity of "Debt" (as defined in the Indenture) of ISI that is subordinate to the Notes (transactions described in clauses (a) through (d) being referred to as "Restricted Payments"), (iv) restricted limitations on the ability of "Restricted Subsidiaries" to pay dividends or distributions, make loans or advances to ISI or any of its subsidiaries and transfer assets to ISI, (v) restricted the incurrence of liens by ISI and "Restricted Subsidiaries," (vi) restricted the ability of ISI and the "Restricted Subsidiaries" to engage in "Sale and Leaseback Transactions" (as defined in the Indenture), (vii) restricted "Investments" (as defined in the Indenture) by ISI and its "Restricted Subsidiaries" in "Unrestricted Subsidiaries" (as defined in the Indenture), (viii) restricted the ability of ISI and its "Restricted Subsidiaries" to engage in transactions with certain "Affiliates" (as defined in the Indenture) and (ix) imposed certain financial conditions to the consummation of certain mergers, asset sales and acquisitions of the stock, assets or business of other persons.

     (b) See (a) above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A meeting of stockholders was held on May 22, 1996 and was an annual meeting.

     (b) No answer is required.

     (c) The election of ten nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:


          Nominee             Affirmative Votes       Votes Withheld
          -------             -----------------       --------------
     A. Robert Abboud             51,638,482             1,031,826
     James W. Cozad               51,830,355               839,953
     Robert J. Darnall            51,686,859               983,449
     James A. Henderson           51,850,396               819,912
     Robert B. McKersie           51,830,197               840,111
     Donald S. Perkins            51,823,165               847,143
     Jean-Pierre Rosso            51,836,255               834,053
     Joshua I. Smith              51,827,878               842,430
     Nancy H. Teeters             51,840,106               830,202
     Arnold R. Weber              51,836,208               834,100


          The results of the voting for the election of Price Waterhouse to audit the accounts of the Company and its subsidiaries for 1996 are as follows:

        For          Against       Abstain
        ---          -------       -------
     52,185,162      314,655       170,481


          There were no matters voted upon at the meeting to which broker non-votes applied.

     (d)  Not applicable.

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

     4.G Copy of Supplemental Indenture dated as of June 19, 1996 between the Company and Harris Trust & Savings Bank, as Trustee, respecting the Company's $150,000,000 12-3/4% Notes.

     4.H Copy of First Mortgage Indenture, dated April 1, 1928, between Inland Steel Company (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits:
            (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel Company's Registration Statement on Form A-2 (No. 2-1855);
            (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on
            Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2
            (No. 2-4357); (vii)Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945;
            (viii) Exhibit 1, filed with Steel Company's Current Report on
            Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948;

            (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978;
            (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995;
            (xxix) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; and (xxx)
            Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

     10.A* Copy of form of Change in Control Agreements dated March 27, 1996 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.5 to the Ryerson Tull, Inc. Form S-1 Registration Statement No. 333-3235, and incorporated by reference herein.)

     10.B* Change in Control Agreement dated as of March 27, 1996 between the Company and Neil S. Novich (Filed as Exhibit 10.6 to the Ryerson Tull, Inc. Form S-1 Registration Statement No. 333-3235, and incorporated by reference herein.)


- -----------------------

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.

     10.C Registration Rights Agreement between Ryerson Tull, Inc. and the Company dated as of June 26, 1996. (Filed as Exhibit 10.1 to the Ryerson Tull, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

     10.D Corporate Separation Agreement between Ryerson Tull, Inc. and the Company dated as of June 26, 1996. (Filed as Exhibit 10.12 to the Ryerson Tull, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

     10.E Cross-License Agreement between Ryerson Tull, Inc. and the Company dated as of June 26, 1996. (Filed as Exhibit 10.13 to the Ryerson Tull, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

     10.F. Tax Sharing Agreement between Ryerson Tull, Inc. and the Company dated as of June 26, 1996. (Filed as Exhibit 10.14 to the Ryerson Tull, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

     11     Statement of Earnings per Share of Common Stock.

     27     Financial Data Schedule.

     (b) Reports on Form 8-K.

         The Company did not any file Current Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE
                                   ---------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INLAND STEEL INDUSTRIES, INC.



                                    By /s/ James M. Hemphill
                                      --------------------------
                                           James M. Hemphill
                                           Controller and
                                            Principal Accounting Officer



Date: August 9, 1996

                                                            Part I -- Schedule A
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                          Dollars in Millions
                                                      -------------------------------------------------------
                                                           June 30, 1996                  December 31, 1995
                                                      ----------------------           ----------------------
                                                            (unaudited)
STOCKHOLDERS' EQUITY
- --------------------
  Series A preferred stock ($1 par value)
   - 94,201 shares issued and outstanding as of
     June 30, 1996 and December 31, 1995                            $     .1                         $     .1

  Series E preferred stock ($1 par value)
   - 3,080,512 shares and 3,118,601 shares
     issued and outstanding as of June 30,
     1996 and December 31, 1995, respectively                            3.1                              3.1

  Common stock ($1 par value)
   - 50,556,350 shares issued as of June 30, 1996
     and December 31, 1995                                              50.6                             50.6

  Capital in excess of par value                                     1,049.2                          1,052.1

  Accumulated deficit
   Balance beginning of year                          $(172.8)                         $(292.4)

   Net income                                            36.4                            146.8

   Dividends
     Series A preferred stock -
       $1.20 per share in 1996 and
       $2.40 per share in 1995                            (.1)                             (.2)
     Series E preferred stock -
       $1.7615 per share in 1996 and
       $3.523 per share in 1995                          (5.4)                           (11.0)
       Income tax benefit - Series E dividend             1.1                              2.4
     Series F preferred stock -
       $47.40 per share in 1995                             -                             (8.8)
     Common stock -
       $.10 per share in 1996 and
       $.20 per share in 1995                            (5.1)        (145.9)             (9.6)        (172.8)
                                                      -------                           ------
  Unearned compensation related to ESOP                                (85.3)                           (89.9)
  Common stock repurchase commitment                                   (33.2)                           (34.5)
  Investment valuation allowance                                        (4.0)                            (4.0)
  Unearned restricted stock award compensation                          (1.5)                            (2.4)
  Treasury stock, at cost
   - 1,810,571 shares and 1,814,516
     shares as of June 30, 1996 and
     December 31, 1995, respectively                                   (50.1)                           (51.1)
  Cumulative translation adjustment                                     (2.1)                            (2.6)
                                                                    --------                         --------

              Total Stockholders' Equity                            $  780.9                         $  748.6
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

                                                            Part I -- Schedule B
                                                            --------------------


            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)

================================================================================



                                                      Dollars in Millions
                                      ----------------------------------------------
                                       Three Months Ended         Six Months Ended
                                            June 30                    June 30
                                      -------------------         ------------------

                                        1996        1995            1996      1995
                                      --------    --------        --------  --------
NET SALES
- ---------

  Steel Manufacturing Operations      $  604.9    $  685.4        $1,220.6  $1,337.1
  Materials Distribution Operations      607.5       631.7         1,232.8   1,284.0
  Eliminations and adjustments           (49.4)      (43.6)         (109.5)    (89.9)
                                      --------    --------        --------  --------

         Total Net Sales              $1,163.0    $1,273.5        $2,343.9  $2,531.2
                                      ========    ========        ========  ========

OPERATING PROFIT
- ----------------

  Steel Manufacturing Operations        $ 11.3    $  69.6          $  23.9  $  120.9
  Materials Distribution Operations       32.7       41.0             69.3      83.0
  Eliminations and adjustments             (.8)       1.8              (.8)       .1
                                          ----      -----            -----    ------

        Total Operating Profit          $ 43.2    $ 112.4           $ 92.4  $  204.0
                                        =======   =======           ======= ========

                               INDEX TO EXHIBITS

Exhibit                                                                                            Sequential
Number                            Description                                                       Page No.
- -------                           -----------                                                       --------
3.(i)      Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit
           3.(i) to the Company's Annual Report on Form 10-K for the year ended December
           31, 1995, and incorporated by reference herein.)                                            --

3.(ii)     Copy of By-laws, as amended, of the Company.  (Filed as Exhibit 3.(ii) to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1995, and incorporated by reference herein.)                                                --

4.A        Copy of Certificate of Designations, Preferences and Rights of Series A $2.40
           Cumulative Convertible Preferred Stock of the Company. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April
           23, 1986, and incorporated by reference herein.)                                            --

4.B        Copy of Certificate of Designation, Preferences and Rights of Series D Junior
           Participating Preferred Stock of the Company. (Filed as Exhibit 4-D to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1987, and incorporated by reference herein.)                                                --

4.C        Copy of Rights Agreement, dated as of November 25, 1987, as amended and restated as of May 24, 1989, between the Company and The First National Bank of
           Chicago, as Rights Agent (Harris Trust and Savings Bank, as successor Rights
           Agent). (Filed as Exhibit 1 to the Company's Current Report on Form 8-K filed on
           May 24, 1989, and incorporated by reference herein.)                                        --

4.D        Copy of Certificate of Designations, Preferences and Rights of Series E ESOP
           Convertible Preferred  Stock of the Company. (Filed as Exhibit 4-F to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989,
           and incorporated by reference herein.)                                                      --

4.E        Copy of Subordinated Voting Note Due 1999 in the amount of $185,000,000 from the Company to NS Finance III, Inc. (Filed as Exhibit 4.8 to Form S-3 Registration
           Statement No. 33-62897 and incorporated by reference herein.)                               --

4.F        Copy of Indenture dated as of December 15, 1992, between the Company and
           Harris Trust and Savings Bank, as Trustee, respecting the Company's $150,000,000
           12-3/4% Notes due December 15, 2002.  (Filed as Exhibit 4-G to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and
           incorporated by reference herein.)                                                          --

4.G        Copy of Supplemental Indenture dated as of June 19, 1996 between the Company and Harris Trust & Savings Bank, as Trustee, respecting the Company's
           $150,000,000 12-3/4% Notes............................................................

Exhibit                                                                                            Sequential
Number                            Description                                                       Page No.
- -------                           -----------                                                       --------
4.H        Copy of First Mortgage Indenture, dated April 1, 1928, between Inland Steel
           Company (the "Steel Company") and First Trust and Savings Bank and Melvin A.
           Traylor, as Trustees, and  of supplemental indentures thereto, to and including the
           Thirty-Fifth Supplemental Indenture, incorporated by reference from the following
           Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel
           Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f)
           and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No.
           2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current
           Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel  Company's Current Report on Form 8-K for the month of April, 1940;
           (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2
           (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form
           8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's
           Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and
           August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on
           Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's
           Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with
           Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii)
           Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of
           January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form
           8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's
           Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with
           Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the
           Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on
           Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's
           Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977;
           (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with
           Steel Company's Annual Report on Form 10-K for the fiscal year ended December
           31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
           Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form  8-K dated June 23, 1993; and
           (xxviii) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with the Steel
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1995; and (xxx) Exhibit 4.C filed with the Steel Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1996.                                              --

Exhibit                                                                                            Sequential
Number                            Description                                                       Page No.
- -------                           -----------                                                       --------
4.I        Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between Inland Steel Company and First Trust and Savings Bank and Melvin A.
           Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit
           4-E to Form S-1 Registration Statement No. 2-9443, and incorporated by reference
           herein.)                                                                                    --

10.A*      Copy of form of Change in Control Agreements dated March 27, 1996 between the
           Company and the parties listed on the Schedule thereto.  (Filed as Exhibit 10.5 to the Ryerson Tull, Inc. Form S-1 Registration Statement No. 333-3235, and
           incorporated by reference herein.)                                                          --

10.B*      Change in Control Agreement dated as of March 27, 1996 between the Company and Neil S. Novich (Filed as Exhibit 10.6 to the Ryerson Tull, Inc. Form S-1
           Registration Statement No. 333-3235, and incorporated by reference herein.)                 --

10.C       Registration Rights Agreement between Ryerson Tull, Inc. and the Company dated as of June 26, 1996.  (Filed as Exhibit 10.1 to the Ryerson Tull, Inc. Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by
           reference herein.)                                                                          --

10.D       Corporate Separation Agreement between Ryerson Tull, Inc. and the Company dated as of June 26, 1996.  (Filed as Exhibit 10.12 to the Ryerson Tull, Inc.
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and
           incorporated by reference herein.)                                                          --

10.E       Cross-License Agreement between Ryerson Tull, Inc. and the Company dated as of
           June 26, 1996.  (Filed as Exhibit 10.13 to the Ryerson Tull, Inc. Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference
           herein.)                                                                                    --

10.F       Tax Sharing Agreement between Ryerson Tull, Inc. and the Company dated as of
           June 26, 1996.  (Filed as Exhibit 10.14 to the Ryerson Tull, Inc. Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference
           herein.)                                                                                    --

11         Statement of Earnings per Share of Common Stock.......................................

27         Financial Data Schedule...............................................................

- ---------------

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.