Form 10-Q
period 1996-09-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1996-11-14
CIK 790528

                                                            THIRD QUARTER - 1996




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM   10-Q
                           _________________________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,963,808 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 7, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================



                                                               Dollars in Millions (except per share data)
                                                               -------------------------------------------
                                                            Three Months Ended              Nine Months Ended
                                                               September 30                    September 30
                                                       ----------------------------   ----------------------------
                                                             1996           1995             1996          1995
                                                          ----------     ----------       ----------    ----------
NET SALES                                                   $1,118.0       $1,128.6        $3,461.9        $3,659.7
                                                            --------       --------        --------        --------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                          976.9          966.5         3,049.1         3,117.1
   Selling, general and
     administrative expenses                                    53.1           60.1           159.1           164.4
   Depreciation                                                 37.2           35.4           110.5           107.6
                                                            --------       --------        --------        --------

          Total                                              1,067.2        1,062.0         3,318.7         3,389.1
                                                            --------       --------        --------        --------

OPERATING PROFIT                                                50.8           66.6           143.2           270.6

General corporate income (expense), net                          (.8)         (14.0)           (2.6)          (20.2)

Interest and other expense on debt                             (19.3)         (19.7)          (59.3)          (51.2)

Gain from issuance of subsidiary stock (Note 2)                    -              -            31.4                -
                                                            --------              -        --------                -

INCOME BEFORE INCOME TAXES                                      30.7           32.9           112.7           199.2


PROVISION FOR INCOME TAXES                                      11.9           12.9            42.9            77.3
                                                            --------       --------        --------        --------

INCOME BEFORE MINORITY INTEREST                                 18.8           20.0            69.8           121.9


MINORITY INTEREST IN RYERSON TULL, INC. (Note 2)                 1.5               -            1.6               -
                                                            --------       ---------       --------        --------

INCOME BEFORE EXTRAORDINARY LOSS                                17.3           20.0            68.2           121.9

EXTRAORDINARY LOSS ON EARLY
   RETIREMENT OF DEBT (Note 2)                                   8.8              -            23.3               -
                                                            --------       --------        --------        --------

NET INCOME                                                  $    8.5       $   20.0        $   44.9        $  121.9
                                                            ========       ========        ========        ========

EARNINGS PER SHARE OF COMMON STOCK:

   Primary:
      Before extraordinary loss                             $    .31       $    .33        $   1.26        $   2.24
      Extraordinary loss on early retirement of debt            (.18)             -            (.48)              -
                                                            --------       --------        --------        --------
      Net income                                            $    .13       $    .33        $    .78        $   2.24
                                                            ========       ========        ========        ========

   Fully Diluted:
      Before extraordinary loss                             $    .30       $    .32        $   1.23        $   2.11
      Extraordinary loss on early retirement of debt            (.18)             -            (.48)              -
                                                            --------       --------        --------        --------
      Net income                                            $    .12       $    .32        $    .75        $   2.11
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



                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================

                                                                                           Dollars in Millions
                                                                                       ----------------------------
                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                     ---------------------------------
                                                                                         1996                1995
                                                                                      ----------          ----------
OPERATING ACTIVITIES
   Net income                                                                            $  44.9            $  121.9
                                                                                         -------            --------
   Adjustments to reconcile net income to net
     cash provided from operating activities:
       Depreciation                                                                        110.9               108.1
       Deferred employee benefit cost                                                       11.7               (27.4)
       Deferred income taxes                                                                21.3                59.0
       Gain from issuance of subsidiary stock                                              (31.4)
                                                                                                                   -
       Change in:    Receivables                                                            (4.6)              (10.1)

                     Inventories                                                           (18.5)              (74.9)

                     Advances                                                                  -               (28.2)

                     Accounts payable                                                      (37.1)              (35.9)

                     Accrued salaries and wages                                            (12.1)               (9.4)

                     Other accrued liabilities                                              14.3                64.1
       Other deferred items                                                                 (9.1)               22.2
                                                                                         -------             -------
       Net adjustments                                                                      45.4                67.5
                                                                                         -------             -------
       Net cash provided from operating activities                                          90.3               189.4
                                                                                         -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                                   (124.5)              (82.8)

   Investments in and advances to joint ventures, net                                       13.3                11.6
   Proceeds from sales of assets                                                             6.3                 2.0
                                                                                         -------             -------
       Net cash used for investing activities                                             (104.9)              (69.2)
                                                                                         -------             -------
FINANCING ACTIVITIES
   Issuance of subsidiary stock                                                             77.1                   -
   Long-term debt issued                                                                   280.0                16.8
   Long-term debt retired                                                                 (305.5)              (35.9)

   Dividends paid                                                                          (13.0)              (23.5)

   Acquisition of treasury stock                                                            (2.5)               (2.9)
                                                                                         -------             -------

       Net cash provided by (used for) financing activities                                 36.1               (45.5)
                                                                                         -------             -------

   Net increase in cash and cash equivalents                                                21.5                74.7

   Cash and cash equivalents - beginning of year                                           267.4               107.1
                                                                                         -------             -------
   Cash and cash equivalents - end of period                                             $ 288.9             $ 181.8
                                                                                         =======             =======
SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
       Interest (net of amount capitalized)                                              $  48.1             $  35.5
       Income taxes, net                                                                     7.9                 8.4
   Non-cash investing and financing activities:
       Reduction of deferred employee benefits resulting from
         contribution of common stock to the Company's Pension Trust                           -               100.0
       Series F Preferred Stock exchanged for Subordinated Voting Note                         -               185.0


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
================================================================================

                                                                                   Dollars in Millions
                                                              ----------------------------------------------------------
                                                                  September 30, 1996               December 31, 1995
                                                               -------------------------        ------------------------
ASSETS                                                                (unaudited)
------
   CURRENT ASSETS
       Cash and cash equivalents                                               $   288.9                       $   267.4
       Receivables                                                                 493.1                           488.5
       Inventories - principally at LIFO
           In process and finished products                     $   414.9                       $   386.0
           Raw materials and supplies                                64.6          479.5             75.0          461.0
                                                                ---------                       ---------
       Deferred income taxes                                                        45.7                            45.4
                                                                               ---------                       ---------
             Total current assets                                                1,307.2                         1,262.3
   INVESTMENTS AND ADVANCES                                                        238.3                           241.0
   PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                                    4,486.7                         4,364.0
       Less:  Reserve for depreciation,
                 amortization and depletion                       2,770.3                         2,662.9
              Allowance for terminated facilities                   100.7        1,615.7            100.7        1,600.4
                                                                ---------                        --------
   DEFERRED INCOME TAXES                                                           274.4                           295.0
   INTANGIBLE PENSION ASSET                                                            -                           102.6
   PREPAID PENSION COSTS                                                            61.5                               -
   OTHER ASSETS                                                                     63.8                            57.0
                                                                                --------                       ---------

       Total Assets                                                             $3,560.9                       $ 3,558.3
                                                                                ========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

   CURRENT LIABILITIES
       Accounts payable                                                        $   277.3                       $   314.4
       Accrued liabilities                                                         225.5                           223.3
       Long-term debt due within one year                                          105.3                           106.5
                                                                               ---------                       ---------
              Total current liabilities                                            608.1                           644.2
   LONG-TERM DEBT                                                                  768.2                           784.5
   DEFERRED EMPLOYEE BENEFITS                                                    1,250.9                         1,280.3
   OTHER CREDITS                                                                    62.6                            66.2
                                                                               ---------                       ---------
              Total liabilities                                                  2,689.8                         2,775.2
   MINORITY INTEREST IN RYERSON TULL, INC.                                          47.6                               -
   COMMON STOCK REPURCHASE COMMITMENT                                               33.1                            34.5
   STOCKHOLDERS' EQUITY (Schedule A)                                               790.4                           748.6
                                                                               ---------                       ---------
              Total Liabilities, Minority Interest, Temporary Equity,
                 and Stockholders' Equity
                                                                               $ 3,560.9                       $ 3,558.3
                                                                               =========                       =========



                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1995.



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

In July, RT sold $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006 in a public offering. The net proceeds of the offering along with a portion of RT's cash on hand was used to pay the $293.8 million note balance due the Company.

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

In June 1996, the Company made a tender offer for the entire $150 million principal amount outstanding of the Company's 12-3/4% Notes. The early retirement of $144.2 million of Notes that were tendered resulted in the Company recognizing an extraordinary after-tax loss of $14.5 million, $23.3 million before income taxes, in the 1996 second quarter.

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
================================================================================

In July 1996, Inland Steel Company made a tender offer for all $125 million principal amount outstanding of its Series T First Mortgage Bonds. In the third quarter of 1996, Inland Steel Company recognized an extraordinary after-tax loss on the early retirement of the $98.7 million of bonds tendered approximating $7.5 million, $11.6 million before income taxes.

On June 28, 1996, Ryerson Tull, Inc. established a new four-year $250 million credit facility at the parent company. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated. As a result, the Company's subsidiaries (including Inland Steel Company) increased their committed credit facilities to $375 million, all of which were unused at September 30, 1996.


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $65 million on September 30, 1996 from $61 million on December 31, 1995.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of Third Quarter 1996 to Third Quarter 1995

   The Company reported consolidated net income of $8.5 million, $.13 per share, in the 1996 third quarter as compared with $20.0 million, $.33 per share, in the year-earlier period. Included in the 1996 third quarter's net income was an extraordinary loss of $8.8 million, $.18 per share, on the early redemption of debt. In the year-earlier quarter, the Company benefited by $.05 per share as a result of adjustments to workforce reduction and other reserves. Excluding the effects of the extraordinary loss and adjustments, earnings per share would have been $.31 per share in the 1996 third quarter as compared with $.28 per share in the year-ago quarter.

   Consolidated net sales of $1.12 billion decreased one percent from last year. Lower selling prices at both of the Company's business segments were offset by an improved mix of products sold at the Steel Manufacturing segment and higher volume at the Materials Distribution segment.

   The Steel Manufacturing segment's reported net sales of $574.9 million were virtually unchanged from third quarter 1995 net sales. Average selling price remained unchanged from the third quarter of last year as an improved mix of products sold offset lower selling prices. The volume of steel mill products sold increased minimally. Operating profit decreased to $24.9 million from $39.2 million. Last year's operating profit included $15.2 million of reserve adjustments that favorably impacted operating results. Excluding those adjustments, operating profit improved slightly quarter to quarter.

   The Materials Distribution segment net sales of $592.3 million increased slightly from the 1995 third quarter. A 12 percent increase in tons shipped was almost entirely offset by a lower average selling price. Operating profit decreased by $2.3 million to $26.3 million due primarily to an erosion in gross margin, the difference between selling price and material cost. Mitigating the gross margin erosion was a reduction in operating cost per ton excluding material cost from $189 in the year-earlier quarter to $173 in the 1996 third quarter.

Comparison of First Nine Months of 1996 to First Nine Months of 1995

   The Company reported net income of $44.9 million for the first nine months of 1996 compared with net income of $121.9 million for the comparable 1995 period. While sharply reduced levels of operating profit at the Steel Manufacturing segment were the principal reason for the decline, operating profit at the Materials Distribution segment also decreased.

   Consolidated net sales of $3.46 billion for the first nine months of 1996 were 5 percent lower than the $3.66 billion realized in the comparable 1995 period, the result of lower average selling prices.

   The Steel Manufacturing segment net sales of $1.80 billion in the first nine months of 1996 were 6 percent lower than that reported in the 1995 period, due entirely to a lower average selling price. Steel mill shipments increased by less than one percent on a comparable period-to-period basis. Lower average selling price was also the primary factor in the decline in operating profit to $48.8 million from $160.1 million a year ago.

   Net sales of $1.83 billion for the Materials Distribution segment were 3 percent lower than the first nine months of 1995 due to lower average selling price as volume increased 6 percent on a year-to-year basis. The lower average selling price was also responsible for the decrease in operating profit to $95.6 million from $111.6 million a year ago. As in the quarter, operating cost per ton excluding material cost declined, going from $183 per ton in the first nine months of 1995 to $173 per ton in the comparable 1996 period.

Liquidity and Financing

   The Company's cash and cash equivalents were $288.9 million at September 30, 1996 compared with $267.4 million at year-end 1995. There was no short-term borrowing at either date.

   In June of 1996, Ryerson Tull issued 5.2 million shares of its Series A common stock, the net proceeds of which approximated $77.1 million. The Company recognized a gain on the sale of the Ryerson Tull stock of approximately $31.4 million.

   Ryerson Tull established a new four-year $250 million credit facility prior to the end of the second quarter. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated. The Company's subsidiaries (including Inland Steel Company) increased their total committed credit facilities to $375 million as a result.

   In June, the Company tendered for all outstanding 12-3/4% Notes of the Company. Of the $150 million principal amount outstanding, $144,150,000 was tendered. The Company recognized an extraordinary after-tax loss of $14.5 million, $23.3 million before income taxes, as a result of this transaction. In connection with the tender offer, the Company solicited and received consents from the holders of a majority of the 12-3/4% Notes to amendments to the indenture governing the Notes. See Item 2 of Part II of the Company's Form 10-Q for the quarter ended June 30, 1996.

   In July, Ryerson Tull issued $250 million principal amount of Notes consisting of $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006.

   During the 1996 third quarter, Inland Steel Company made a tender offer for the entire $125 million principal amount of its Series T First Mortgage Bonds outstanding, of which $98.7 million was tendered. In connection with the tender offer, Inland Steel Company solicited and received consents from the holders of a majority of the Series T Bonds to amendments to the indenture governing the bonds. See Item 2 of Part II of the Inland Steel Company Form 10-Q for the quarter ended September 30, 1996. Inland Steel Company also refinanced $38 million of 10 percent pollution control bonds with bonds bearing a rate of 7.25 percent. As a result of these redemptions, Inland Steel Company recognized an extraordinary after-tax loss of approximately $8.8 million, $13.6 million before income taxes, in the third quarter of 1996.

SUBSEQUENT EVENT

   Inland Steel Company has reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO Industries for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located at Inland's Indiana Harbor Works. Sun will design, build, finance and operate the cokemaking portion of the project. A unit of NIPSCO Industries will design, build, finance and operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project. Inland Steel Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually from the facility on a take-or-pay basis, as well as energy produced by the facility through a tolling arrangement. Inland Steel Company will also advance approximately $30 million during construction of the project which will be credited against the energy tolling arrangement.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          In October 1996, Inland Steel Company received a notification from the Indiana Department of Environmental Management, as lead administrative trustee, that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U. S. Department of the Interior, Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal system. The notification further states that Inland Steel Company has been identified as a potentially responsible party in connection with the release of hazardous substances and oil and the subsequent damages resulting from natural resource injury. Because of the preliminary nature of this matter, it is not possible at this time to predict the amount of Inland Steel Company's potential liability or whether such potential liability could materially affect the Company's financial position.

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

      4.G Copy of Supplemental Indenture dated as of June 19, 1996 between the Company and Harris Trust & Savings Bank, as Trustee, respecting the Company's $150,000,000 12-3/4% Notes. (Filed as Exhibit 4.G to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

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

      10.A* Assumption and Amendment Agreement dated July 24, 1996 by and among Inland Steel Industries, Inc., Ryerson Tull, Inc. and Neil S. Novich.

      11         Statement of Earnings per Share of Common Stock.

      27         Financial Data Schedule.

      (b)        Reports on Form 8-K.

          The Company did not any file Current Reports on Form 8-K during the quarter ended September 30, 1996.





______________________

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INLAND STEEL INDUSTRIES, INC.



                                  By  /s/ James M. Hemphill
                                      --------------------------------
                                          James M. Hemphill
                                          Controller and
                                          Principal Accounting Officer



Date:  November 11, 1996

                                                            Part I -- Schedule A

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY

                                                                                   Dollars in Millions
                                                          ---------------------------------------------------------------

                                                                September 30, 1996                December 31, 1995
                                                           --------------------------        -------------------------
                                                                  (unaudited)
STOCKHOLDERS' EQUITY
   Series A preferred stock ($1 par value)
     -  94,201 shares issued and outstanding as of
        September 30, 1996 and December 31, 1995                            $      .1                        $     .1
   Series E preferred stock ($1 par value)
     -  3,066,615 shares and 3,118,601 shares
        issued and outstanding as of September 30,
        1996 and December 31, 1995, respectively                                  3.1                             3.1
   Common stock ($1 par value)
     -  50,556,350 shares issued as of September 30, 1996
        and December 31, 1995                                                    50.6                            50.6
   Capital in excess of par value                                             1,046.5                         1,052.1
   Accumulated deficit
     Balance beginning of year                               $(172.8)                          $(292.4)

     Net income                                                 44.9                             146.8
     Dividends
        Series A preferred stock -
          $1.80 per share in 1996 and
          $2.40 per share in 1995                                (.2)                              (.2)
        Series E preferred stock -
          $1.7615 per share in 1996 and
          $3.523 per share in 1995                              (5.4)                            (11.0)

          Income tax benefit - Series E dividend                 1.1                               2.4
        Series F preferred stock -
          $47.40 per share in 1995                                 -                              (8.8)

        Common stock -
          $.15 per share in 1996 and
          $.20 per share in 1995                                (7.4)          (139.8)            (9.6)        (172.8)
                                                             -------                           --------

   Unearned compensation related to ESOP                                        (83.1)                          (89.9)

   Common stock repurchase commitment                                           (33.1)                          (34.5)

   Investment valuation allowance                                                (4.6)                           (4.0)

   Unearned restricted stock award compensation                                  (1.0)                           (2.4)

   Treasury stock, at cost
     - 1,675,753 shares and 1,814,516
        shares as of September 30, 1996 and
        December 31, 1995, respectively                                         (45.8)                          (51.1)

   Cumulative translation adjustment                                             (2.5)                           (2.6)
                                                                            ---------                        --------

               Total Stockholders' Equity                                   $   790.4                        $  748.6
                                                                            =========                        ========

                                                            Part I -- Schedule B


             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)


                                                                               Dollars in Millions
                                                          -------------------------------------------------------------
                                                               Three Months Ended                 Nine Months Ended
                                                                   September 30                      September 30
                                                             -----------------------            ---------------------

                                                              1996              1995             1996            1995
                                                            --------          --------         --------        --------
NET SALES
---------

   Steel Manufacturing Operations                           $  574.9         $  574.3          $1,795.5        $1,911.4
   Materials Distribution Operations                           592.3            590.7           1,825.1         1,874.7
   Eliminations and adjustments                                (49.2)           (36.4)           (158.7)         (126.4)
                                                             -------         --------          --------        --------


        Total Net Sales                                     $1,118.0         $1,128.6          $3,461.9        $3,659.7
                                                            ========         ========           =======        ========



OPERATING PROFIT
----------------

   Steel Manufacturing Operations                           $   24.9         $   39.2          $   48.8        $  160.1
   Materials Distribution Operations                            26.3             28.6              95.6           111.6
   Eliminations and adjustments                                  (.4)            (1.2)             (1.2)           (1.1)
                                                            --------         --------          --------        --------



        Total Operating Profit                              $   50.8         $   66.6          $  143.2        $  270.6
                                                            ========         ========          ========        ========

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

 4.G           Copy of Supplemental Indenture dated as of June 19, 1996 between the Company and Harris
               Trust & Savings Bank, as Trustee, respecting the Company's $150,000,000 12-3/4% Notes.
               (Filed as Exhibit 4.G to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

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

 4.I           Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between
               Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as
               Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1
               Registration Statement No. 2-9443, and incorporated by reference herein.)
                                                                                                               --
 10.A*         Assumption and Amendment Agreement dated July 24, 1996 by and among Inland Steel
               Industries, Inc., Ryerson Tull, Inc. and Neil S. Novich . . . . . . . . . . . . . . . .

 11            Statement of Earnings per Share of Common Stock . . . . . . . . . . . . . . . . . . . .
 27            Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .





______________________

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.