Form 10-K
period 1996-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1997-03-31
CIK 790528

                                                                           1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from to

                          COMMISSION FILE NO. 1-9117

                         INLAND STEEL INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     36-3425828
               DELAWARE                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
       (STATE OF INCORPORATION)

    30 WEST MONROE STREET, CHICAGO,                     60603
               ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

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

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 12, 1997 the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $992,500,000.(/1/)

  The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of March 12, 1997 was 48,907,952.

(1) Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose; also, excluding Series E ESOP Convertible Preferred Stock of the registrant, which Series is not publicly traded.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II of this Report on Form 10-K incorporate by reference certain information from the Annual Report to Stockholders for the fiscal year ended December 31, 1996. Part III of this Report on Form 10-K incorporates by reference certain information from the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 28, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Inland Steel Industries, Inc. (the "Company"), a Delaware corporation, is the sole stockholder of Inland Steel Company and the holder of stock representing approximately 87% of the economic interest in Ryerson Tull, Inc. ("RT"). Inland Steel Company is an integrated domestic steel company that produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures. RT is the sole stockholder of Joseph T. Ryerson & Son, Inc. ("Ryerson") and J. M. Tull Metals Company, Inc. ("Tull"). Ryerson and Tull are leading steel service, distribution and materials processing organizations.

BUSINESS SEGMENTS

  The business segments of the Company and its subsidiaries are Steel Manufacturing (including iron ore operations) and Materials Distribution. For the three years ended December 31, 1996, information relating to net sales, operating profit, identifiable assets, depreciation and capital expenditures for both business segments of the Company appears in Note 17 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996. Such information is hereby incorporated by reference herein.

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

  Inland Steel Company has two divisions--the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The Flat Products division manages the Inland Steel Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Flat Products division closed its plate operations at year-end 1995. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry.

  Inland Steel Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of Inland Steel Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that achieved operation at its design capability in 1992. I/N Kote, owned equally by wholly owned subsidiaries of Inland Steel Company and NSC (indirect in the case of NSC), operates two galvanizing lines that achieved operation at their design capacity in 1993. Inland Steel Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

 Raw Steel Production and Mill Shipments

  The following table shows, for the five years indicated, Inland Steel Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                       RAW STEEL PRODUCTION
                                                  ------------------------------
                                                                 INLAND STEEL
                                                  INLAND STEEL COMPANY AS A % OF
                                                  COMPANY (000    U.S. STEEL
                                                     TONS*)        INDUSTRY
                                                  ------------ -----------------
      1996.......................................    5,519            5.3%**
      1995.......................................    5,419            5.2
      1994.......................................    5,309            5.3
      1993.......................................    5,003            5.2
      1992.......................................    4,740            5.2

--------
 * Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

  The annual raw steelmaking capacity of Inland Steel Company was reduced to
6.0 million net tons from 6.5 million net tons effective September 1, 1991, as Inland Steel Company ceased making ingots. The basic oxygen process accounted for 92% and 91% of raw steel production of the Company in 1996 and 1995, respectively. The remainder of such production was accounted for by electric furnace.

  The total tonnage of steel mill products shipped by Inland Steel Company for each of the five years 1992 through 1996 was 5.1 million tons in 1996; 5.1 million tons in 1995; 5.2 million tons in 1994; 4.8 million tons in 1993; and
4.3 million tons in 1992. In 1996, sheet, strip and certain related semi-finished products accounted for 83% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 17%.

  In 1996 and 1995, approximately 94% and 93%, respectively, of the shipments of the Flat Products division and 92% and 93% respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 74% of the shipments of the Flat Products division and 82% of the shipments of the Bar division in 1996 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 76% and 84% in 1995. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

  The steel market is highly competitive with major integrated producers, including Inland Steel Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 23.3% of the domestic market in 1996, up from 21.4% in 1995 but below the 1984 peak of 26.4%. Many foreign producers are owned, controlled, or subsidized by their governments, allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

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

  For the five years indicated, shipments by market classification of steel mill products produced by Inland Steel Company at its Indiana Harbor Works, including shipments to affiliates of Inland Steel Company, are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 61% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                         PERCENTAGE OF TOTAL
                                                               TONNAGE
                                                          OF STEEL SHIPMENTS
                                                       ----------------------------
                                                       1996  1995  1994  1993  1992
                                                       ----  ----  ----  ----  ----
      Steel Service Centers:
        Affiliates....................................  10%    9%    9%    9%    7%
        Non-Affiliates................................  22    23    20    22    22
                                                       ---   ---   ---   ---   ---
                                                        32    32    29    31    29
      Automotive......................................  29    30    32    30    28
      Steel Converters/Processors.....................  14    14    12    13    18
      Appliance.......................................   9     8     9     9     9
      Industrial, Electrical and Farm Machinery.......   8     7     8     7     8
      Construction and Contractors' Products..........   2     2     2     3     3
      Other...........................................   6     7     8     7     5
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===

  Some value-added steel processing operations for which Inland Steel Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to Inland Steel Company's customers. In 1996, approximately 44% of the products produced by Inland Steel Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

  Approximately 73% of the total tonnage of shipments by Inland Steel Company during 1996 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of Inland Steel Company was responsible for shipment of approximately 22% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1996.

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

 Raw Materials

  Inland Steel Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of Inland Steel Company have varying interests--the Empire Mine in Michigan, the Minorca Mine in Minnesota and the Wabush Mine in Labrador and Quebec, Canada. Inland Steel

Company has entered into a contract to sell its interest in the Wabush mine. Inland Steel Company will purchase any ore requirements not met by its other sources from the purchasers of the Wabush interest. Such sale is anticipated to take place in the first half of 1997. Inland Steel Company has also closed or terminated certain less cost-efficient iron ore mining operations. See "Properties Relating to Steel Manufacturing Segment--Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

  The following table shows (1) the iron ore pellets available to Inland Steel Company, as of December 31, 1996, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1996 and 1995 iron ore pellet production or purchases from such sources; and (3) the percentage of Inland Steel Company's iron ore requirements represented by production or purchases from such sources in 1996 and 1995.

                                       IRON ORE
                                 TONNAGES IN THOUSANDS          % OF
                                (GROSS TONS OF PELLETS)   REQUIREMENTS (1)
                              --------------------------- -------------------
                              AVAILABLE AS OF PRODUCTION
                               DECEMBER 31,   -----------
                                  1996(2)     1996  1995    1996       1995
                              --------------- ----- ----- --------   --------
INLAND STEEL MINING COMPANY
 PROPERTY
  Minorca--Virginia, MN......      60,000     2,735 2,769       38%        38%
IRON ORE VENTURES AND LONG-
TERM PURCHASE CONTRACTS
  Empire (40% owned)--Palmer,
   MI;
  Wabush (15.09% owned)--
   Wabush, Labrador and Point
   Noire, Quebec, Canada.....     108,000     4,034 3,961       55         55
                                  -------     ----- ----- --------   --------
    Total Iron Ore...........     168,000     6,769 6,730       93%        93%
                                  =======     ===== ===== ========   ========

--------
(1) Requirements in excess of production are purchased or taken from stockpile.
(2) Net interest in proven reserves.

  All of Inland Steel Company's coal requirements are satisfied from independent sources. In April 1996, Inland Steel Company entered into a contract to purchase 1,000,000 tons of steam coal for the period of April 1, 1996 to December 31, 1997. Inland Steel Company purchased 29% of its 1996 coal requirements under such contract, representing 64% of its steam coal requirements. The balance of steam coal requirements is being met through a short-term contract.

  Inland Steel Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of Inland Steel Company holds a 50% interest. The PCI facility pulverizes coal for injection into Inland Steel Company's blast furnaces. In 1996, Inland Steel Company entered into two contracts to satisfy its PCI coal requirements. One covered 73% of 1996 PCI coal requirements while the other covered the remaining 27%. Currently, the 1997 PCI facility's coal needs are satisfied under one requirements contract subject to a force majeure provision.

  In December 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. Inland Steel Company has entered into two long-term purchase contracts, one of which requires the purchase of 1,400,000 tons of coke and extends through July 1999 subject to force majeure provisions and may be extended by mutual agreement of the parties. The second contract requires the purchase of 350,000 tons of coke for the period January 1, 1996 through December 31, 2000 on a take-or-pay basis, with a provision allowing Inland Steel Company to sell the coke to others. Both contract terms require purchases on an annualized basis at prices negotiated annually based on certain market determinants. During 1996, Inland Steel Company satisfied 74% of its total coke needs under such arrangements. The remainder of its purchased coke requirements was obtained through contracts with independent domestic and foreign sources.

  In November 1996, Inland Steel Company reached an agreement with Sun Coal and Coke Company ("Sun") and a unit of NIPSCO Industries, Inc. ("NIPSCO") for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located on land leased from Inland Steel Company at its Indiana Harbor Works. Sun will design, build, finance and operate the coke-making portion of the project. A unit of NIPSCO will design, build, finance and operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project, which is expected to commence operations in 1998. Inland Steel Company will also advance approximately $30 million during construction of the project which will be credited against an energy tolling arrangement. Inland Steel Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually from the facility on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility through a tolling arrangement.

  Inland Steel Company sold all of its limestone and dolomite properties in September 1990. Inland Steel Company has entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of its annual limestone needs through 2002.

  Approximately 62% of the iron ore pellets and virtually all of the limestone received by Inland Steel Company at its Indiana Harbor Works in 1996 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 25% of Inland Steel Company's coal requirements were transported in its hopper cars by unit train in 1996. The remainder of Inland Steel Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 35% of Inland Steel Company's coke requirements in 1996 were transported in its own hopper cars, 45% in leased hopper cars, 10% in independent carrier-owned hopper cars, and 10% in independent carrier-owned river barges.

  See "Energy" below for further information relating to the use of coal in the operations of Inland Steel Company.

 Product Classes

  The following table sets forth the percentage of consolidated net sales of Inland Steel Company, for the five years indicated, contributed by each class of similar products of Inland Steel Company and accounted for 10% or more of consolidated net sales in such time period. The data includes sales to affiliates of Inland Steel Company.

                                                       1996  1995  1994  1993  1992
                                                       ----  ----  ----  ----  ----
  Sheet and Strip.....................................  81%   82%   85%   88%   88%
  Bar and Structural..................................  19    18    15    12    12
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===

  Sales to General Motors Corporation approximated less than 10% of consolidated net sales in 1996, 10% in 1995, and 12% in each of 1994, 1993 and 1992. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

 Capital Expenditures and Investments in Joint Ventures

  In recent years, Inland Steel Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by Inland Steel Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1996, are set forth below. Net capital additions during such period aggregated $328.1 million.

                                                DOLLARS IN MILLIONS
                                   ---------------------------------------------
                                             RETIREMENTS             NET CAPITAL
                                   ADDITIONS  OR SALES   ADJUSTMENTS  ADDITIONS
                                   --------- ----------- ----------- -----------
1996..............................  $155.8     $  8.5       $ 5.6      $152.9
1995..............................   113.9       36.7         1.5        78.7
1994..............................   223.7       47.8         2.0       177.9
1993..............................    86.1      140.2        (1.2)      (55.3)
1992..............................    54.4       73.0        (7.5)      (26.1)

  In recent years, Inland Steel Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of Inland Steel Company. Inland Steel Company and its subsidiaries made capital expenditures of $156 million in 1996. Such expenditures principally related to the purchase of new machinery and equipment to maintain or improve operations at the Indiana Harbor Works.

  In July 1987, a wholly owned subsidiary of Inland Steel Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility, located near New Carlisle, Indiana, achieved operation at its design capacity in 1992. Inland Steel Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

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

  Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions--Joint Ventures" in Industries' definitive Proxy Statement which will be furnished to stockholders of Industries in connection with its Annual Meeting scheduled to be held on May 28, 1997, and is incorporated by reference into Item 13 of this Report.

  The amount budgeted for 1997 capital expenditures by Inland Steel Company and its subsidiaries is approximately $100 million. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by the Company. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

 Employees

  The monthly average number of active employees of Inland Steel Company and its subsidiaries receiving pay during 1996 was approximately 9,700. At year-end, approximately 7,000 employees were represented by the United Steelworkers of America, of whom approximately 650 were on furlough or indefinite layoff. Total employment costs decreased from $679 million in 1995 to $649 million in 1996, as lower direct compensation expense, including profit sharing provisions, was in part offset by higher employee benefit costs.

  Beginning in 1991, Inland Steel Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at Inland Steel Company. With the closure of the plate operations at year-end 1995, Inland Steel Company has completed the workforce reduction program which was part of the turnaround strategy, reducing employment by 25%.

  The current labor agreement between Inland Steel Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provided a wage increase of $.50 per hour in 1995 and a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million). All active employees received an additional week of vacation in 1994 and in 1996. The agreement provided for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. On

September 17, 1996 an arbitrator issued a decision selecting Inland Steel Company's final offer of terms covering the second half of the six year agreement. The terms provided a wage increase of $.50 per hour retroactive to August 1, 1996 with increases of $.25 an hour in 1997 and 1998. A $1,000 lump sum would be paid to active employees in each of the three remaining years of the contract (totalling approximately $20 million). One additional holiday was provided and retirement benefits were increased for active employees. The agreement also provided for election of a union designee acceptable to Industries' Board of Directors (Dr. Robert B. McKersie is such union designee), restrictions on the ability of Inland Steel Company to reduce the union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

 Environment

  Inland Steel Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of waste material. These include various federal statutes regulating the discharge or release of pollutants to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal actions and could also result in substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the United States Environmental Protection Agency (the "EPA") has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict, joint and several.

  On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree included a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, Inland Steel Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million, with the increase primarily intended to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. Inland Steel Company is presently assessing the extent of environmental contamination. Inland Steel Company anticipates that this assessment will cost approximately $2 million to $4 million over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, Inland Steel Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of Inland Steel Company. Insurance coverage with respect to such corrective actions is not significant.

  By year-end 1993, the last of Inland Steel Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. Inland Steel Company had anticipated keeping such remaining coke-making facilities operational through year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. Inland Steel Company has entered into two long-term contracts to satisfy the majority of its coke needs. Inland Steel Company has also reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO for a heat recovery coke battery. (See "Raw Materials" above.) In addition, Inland Steel Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing Inland Steel Company's coke needs by approximately 25%. The facility achieved operation at its design capacity in 1994.

  Capital spending for pollution control projects totaled $19 million in each of 1996 and 1995. Another $44 million was spent in 1996 to operate and maintain such equipment, versus $39 million a year earlier. During the five years ended December 31, 1996, Inland Steel Company spent $282 million to construct, operate and maintain environmental control equipment at its various locations.

  Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $7 million in 1997. It is anticipated that Inland Steel Company will make annual capital expenditures of $5 million to $10 million in each of the four years thereafter. In addition, Inland Steel Company will have ongoing annual expenditures of $35 million to $45 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, Inland Steel Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of Inland Steel Company.

  See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which Inland Steel Company is involved.

 Energy

  Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 74% of the energy consumed by Inland Steel Company at the Indiana Harbor Works in 1996.

  Natural gas and fuel oil supplied approximately 24% of the energy requirements of the Indiana Harbor Works in 1996 and are used extensively by Inland Steel Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility (see "Environment" above) has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

  Inland Steel Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1996, Inland Steel Company produced approximately 59% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

  A subsidiary of NIPSCO has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine on such land. Pursuant to a 15-year toll-charge contract between Inland Steel Company and the NIPSCO subsidiary, the turbine facility generates electricity for use by Inland Steel Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996 and it fulfills approximately 60% of the purchased electricity requirements of the Indiana Harbor Works at prices below those currently available to Inland Steel Company from other sources.

Materials Distribution Operations

  The Company's materials distribution operations in the United States are conducted by its majority-owned materials distribution subsidiary, RT, through its operating subsidiaries--Ryerson and Tull. RT has a single business segment, which is comprised of Ryerson and Tull, leading steel service, distribution and materials processing organizations. RT also owns 50% of Ryerson de Mexico, a joint venture general line metals service center and processor with facilities in Mexico.

  Ryerson, Tull and Ryerson Coil Processing Company ("Ryerson Coil"), a specialized processing unit of Ryerson, are organized into five business units along regional and product lines. RT believes that it is the largest metals service center in the United States based on sales revenue, with 1996 sales of $2.4 billion and a current U.S. market share of approximately 9%, based on RT's analysis of data prepared by the Steel Service Center Institute ("SSCI"). RT distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

  Joseph T. Ryerson & Son, Inc.

  Ryerson, with business unit headquarters in Philadelphia, Pennsylvania (Ryerson East), Chicago, Illinois (Ryerson Central), and Seattle, Washington (Ryerson West) and including its wholly-owned subsidiary Thypin Steel Co., Inc. ("Thypin"), which was acquired by RT in February 1997 and is based in Long Island City, New York, is a leading materials distribution organization. With full-line service centers in 36 major cities, Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil unit, headquartered in Chicago, performs processing through five facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

  J. M. Tull Metals Company, Inc.

  Tull is one of the largest distributors of metals in the southeastern United States. Tull and its wholly-owned subsidiary, AFCO Metals, Inc. ("AFCO"), operate 20 service centers and two processing facilities located throughout the southeastern and south-central United States. Tull produces a variety of metals products with value-added processing, including welded steel tubing and roll-formed shapes. Tull's products are sold principally through its own sales staff.

  Ryerson de Mexico

  RT also owns a 50% interest in Ryerson de Mexico, a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel mill operating in Mexico. Ryerson de Mexico, which was formed in 1994, is a general line metals service center and processor with 12 facilities in Mexico. The impact of Ryerson de Mexico on RT's results of operations has not been material.

 Industry Overview

  Primary steel producers typically sell steel in the form of standard-sized coils, sheets, plate, structurals, bars and tubes and generally sell in large volumes with long lead times for production and delivery. Other primary metals producers, such as producers of stainless steel and aluminum, also typically sell their products in large volumes with long lead times for production and delivery. However, many customers seek to purchase metals with customized specifications, including value-added processing, in smaller volumes, on shorter lead times and with more reliable delivery than primary metals producers are able to provide. Metals service centers act as intermediaries between primary metals producers and customers by purchasing metals in a variety of shapes and sizes from primary metals producers in large volumes, allowing metals service centers to take advantage of producer economies of scale resulting in lower costs of materials purchased, and engaging in a variety of distribution and value-added processing operations to meet the demands of specific customers. Because metals service centers purchase metals from a number of primary producers, they can maintain a consistent supply of various types of metal used by their customers. Most importantly, however, metals service centers generally have lower fixed costs than primary metals producers. By purchasing products from metals service centers, customers may be able to lower their inventory levels, decrease the time between the placement of an order and receipt of materials and reduce internal expenses, thereby lowering their total cost of raw materials. RT believes that the increased prevalence of just-in-time inventory needs of manufacturers and intermediate processors has made and will continue to make the value-added inventory, processing and delivery functions performed by metals service centers more important in the metals market.

  The industry is cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the cyclical nature of the industries in which the largest consumers of metals operate. Any significant slowdown in one or more of those industries could have a material adverse effect on the demand for metals, resulting in lower prices for metals and reduced profitability for metals service centers, including RT. Metals prices and metals service center profitability improve as metal-consuming industries experience recoveries following economic downturns.

  The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, RT believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations and servicing approximately 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. Based on RT's analysis of SSCI data, the industry handled approximately 27 million tons or approximately 23.2% of the metals distributed in the United States in 1996.

  The industry is divided into three major groups: general line service centers, specialized service centers and processing centers, each of which targets different market segments. General line service centers handle a broad line of metals products and tend to concentrate on distribution rather than processing. General line service centers range in size from one location to a nationwide network of locations. For general line service centers, individual order size in terms of dollars and tons tends to be small relative to processing centers, while the total number of orders is typically very high. Specialized service centers focus their activities on a narrower range of product and service offerings than general line companies. Such service centers provide a narrower range of services to their customers and emphasize product expertise and lower operating costs, while maintaining a moderate level of investment in processing equipment. Processing centers typically process large quantities of steel purchased from primary producers for resale to large industrial customers, such as the automotive industry. Because orders are typically large, operation of a processing center requires a significant investment in processing equipment.

 Products and Services

  RT carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plate, structurals and tubing.

  The following table sets forth RT's shipments (by percentage of RT's sales revenue) for 1994, 1995 and 1996 for each of RT's product lines.

                                                               PERCENTAGE OF
PRODUCT LINE                                                   SALES REVENUE
------------                                                   ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
Stainless and aluminum........................................  23%   27%   26%
Carbon flat rolled............................................  28    24    27
Bars, tubing and structurals..................................  23    22    22
Fabrication and carbon plate..................................  19    20    20
Other.........................................................   7     7     5
                                                               ---   ---   ---
  Total....................................................... 100%  100%  100%
                                                               ===   ===   ===

  More than one-half of the materials sold by RT is processed. RT uses techniques such as sawing, slitting, blanking, pickling, cutting to length, levelling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by RT are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called "scale," from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; levelling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although RT often uses third-party fabricators to outsource certain limited processes that RT is not able to perform internally, outsourcing these processes does not affect a significant part of RT's operations or constitute a significant part of RT's operating costs and expenses.

  The plate burning and fabrication processes are particularly important to RT. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers. RT has flame or laser cutting capacity in 41 of its 53 facilities.

  RT also provides services and technical advice to its customers as an integral part of providing products to its customers. RT does not charge customers separately for such services or advice, but rather includes the costs of such services and advice in the price of products sold to such customers.

  RT's services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of company-owned materials to the customer and the placement of company employees at the customer's site for inventory management, production and technical assistance. RT also provides special stocking programs where products that would not otherwise be stocked by RT are held in inventory to meet certain customer's needs. The foregoing services are designed to reduce customers' costs by minimizing their investment in inventory and improving their production efficiency.

 Customer Base

  RT's customer base is diverse, numbering over 50,000. No customer accounted for more than 2% of RT's sales in 1996 and the top ten customers accounted for approximately 10% of RT's sales in 1996. RT's customer base includes most metal-consuming industries, most of which are cyclical. RT's shipments (by percentage of RT's sales revenue) for 1994, 1995 and 1996 for each class of RT's customers were as set forth in the table below.

                                                               PERCENTAGE OF
CLASS OF CUSTOMER                                              SALES REVENUE
-----------------                                              ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
Machinery manufacturers.......................................  36%   38%   38%
Fabricated metals producers...................................  25    25    26
Transportation equipment producers............................  10    10    10
Electrical machinery producers................................   9     9     8
Wholesale distributors........................................   3     3     3
Construction-related purchasers...............................   4     3     4
Metals mills and foundries....................................   3     3     3
Other.........................................................  10     9     8
                                                               ---   ---   ---
  Total....................................................... 100%  100%  100%
                                                               ===   ===   ===

  RT's flat-rolled processing business unit, Ryerson Coil, generally serves a customer base that differs from RT's general line service center business. A large portion of Ryerson Coil's customers have long-term supply contracts. These contracts are typically at fixed prices and are generally from three months to one year in duration, although Ryerson Coil has a small number of arrangements with large customers that extend beyond one year. Ryerson Coil attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. Ryerson Coil's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension levelling, texturing or blanking. Many of Ryerson Coil's approximately 625 customers are in the transportation, appliance, office furniture or cabinetry businesses.

 Suppliers

  In 1996, RT purchased in excess of 2.4 million tons of materials from many suppliers, including approximately 460,000 tons (or approximately 11% of the purchase dollars) from Inland Steel Company. RT expects to continue purchasing significant amounts of steel from Inland Steel Company in the future, although there can be no assurance that such purchases will continue. Excluding Inland Steel Company, RT's top 25 suppliers accounted for approximately 40% of 1996 purchases in dollars.

  RT purchases the majority of its inventories in the open market at prevailing market prices. However, occasionally RT enters into long-term, fixed-price supply contracts to offset its long-term, fixed-price sales contracts in order to minimize its financial exposure.

  Because RT uses many suppliers and because there is a substantial overlap of product offerings from these suppliers, RT believes it will be able to meet its materials requirements for the foreseeable future. RT works with and monitors its suppliers in order to obtain improvements in price, quality, service, delivery and performance. RT believes it has good relationships with most of its suppliers.

 Sales and Marketing

  Each of RT's business units maintains its own sales and marketing force. In addition to its office sales staff, RT markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of RT's products. RT's office and field sales staffs, which together consist of approximately 800 employees, include technical and metallurgical personnel. In addition, RT's technically-oriented marketing departments develop advertising materials and maintain product expertise for each of the various types of materials sold and industries serviced by RT.

 Capital Expenditures

  In recent years RT has made capital expenditures to maintain, improve and expand processing capabilities. Additions by RT to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1996, are set forth below. Net capital additions during such period aggregated $64.4 million.

                                                DOLLARS IN MILLIONS
                                   ---------------------------------------------
                                             RETIREMENTS             NET CAPITAL
                                   ADDITIONS  OR SALES   ADJUSTMENTS  ADDITIONS
                                   --------- ----------- ----------- -----------
1996..............................   $24.1      $ 6.0       $--         $18.1
1995..............................    19.3        4.7        --          14.6
1994..............................    20.4       12.4        --           8.0
1993..............................    19.3        3.1        --          16.2
1992..............................     9.3        1.8        --           7.5

  RT anticipates that capital expenditures and investments in joint ventures, excluding acquisitions, will be in the range of $40-50 million for 1997 which will be funded from cash generated by operations plus possible borrowing under RT's credit facility.

 Employees

  As of December 31, 1996, RT employed approximately 4,850 persons. Of these employees, approximately 2,250 were salaried employees and approximately 2,600 were hourly employees. Approximately 40% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters. RT's relationship with the various unions generally has been good, but occasional work stoppages have occurred. Over the last five years, work stoppages have occurred at two facilities (approximately 4% of the total number of facilities), have involved an average of 43 employees and have lasted an average of six days. During 1997, labor contracts covering approximately 180 employees at six facilities will expire. During 1998 contracts covering approximately 160 employees at four facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 1999, and agreements with the Teamsters expire on various dates during the period beginning March 31, 1997 and ending June 30, 1999. While management does not expect any unresolvable issues to arise in connection with the renewal of any of these contracts, no assurances can be given that any of these contracts will be extended prior to their expiration.

  Prior to April 30, 1996, certain of RT's employees were eligible to participate in the Inland Steel Industries, Inc. Pension Plan, a noncontributory defined benefit pension plan. Effective April 30, 1996, that portion of the Inland Steel Industries, Inc. Pension Plan covering RT's current and former employees was separated and became the Ryerson Tull Pension Plan. Almost all employees are covered by company-provided life insurance and a health benefits plan which provides broad health coverage for employees and their families. Premiums for this health coverage are shared among RT and its employees. RT believes that its salary and benefits structures are competitive in the industry.

 Competition

  RT is engaged in a highly fragmented and competitive industry. In general, competition is based on quality, service, price and geographic proximity. Based on SSCI data, RT believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations. RT competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than RT. RT also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. To the extent that some of RT's competitors purchase a higher percentage of metals than RT from foreign steelmakers, such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. As a result, RT has been reducing its prices since mid-1995 to remain competitive.

 Environmental, Health and Safety Matters

  RT's operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, RT's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. RT's management believes that RT is presently in substantial compliance with all such laws and does not currently anticipate that RT will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements, which costs and liabilities could have a material adverse effect on RT's results of operations or financial condition.

  There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on RT's financial position or results of operations. Some of the properties owned or leased by RT, however, are located in industrial areas or have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on RT's financial condition or results of operations.

  Capital and operating expenses for pollution control projects were significantly below $1,000,000 per year for the past five years and are expected to remain at similar levels.

 Patents and Trademarks

  RT owns several U.S. patents and U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. The patents expire over various periods of time beginning in 2011. RT believes that the expiration of its patents will not materially adversely affect its business. RT considers certain other information owned by it to be trade secrets. RT protects its trade secrets by, among other things, entering into confidentiality agreements with its employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. RT believes that these safeguards adequately protect its proprietary rights and vigorously defends these rights. While RT considers all of its intellectual property rights as a whole to be important, RT does not consider any single right to be essential to its operations as a whole.

OTHER FOREIGN OPERATIONS

  In 1994, the Company formed Inland International, Inc. to conduct the Company's international operations, and it organized Inland International Trading, Inc. to sell products and services of the Company and its affiliates and purchase materials for them abroad. In 1995, Inland International Trading, Inc. organized I.M.F. Steel International Limited, a Hong Kong company (in which it and a subsidiary of the MacSteel Holdings (PTe.), Ltd. (South Africa) each holds a 50% interest) to engage in the world-wide purchase and sale of steel and related products. In 1994, an Inland International, Inc. subsidiary, Inland Industries de Mexico, S.A. de C.V., and Altos Hornos de Mexico, S.A. de C.V., formed Ryerson de Mexico, S.A. de C.V. to provide materials management and technical services to the Mexican market. Inland Industries de Mexico, S.A. de C.V. was transferred to RT on June 1, 1996. In the People's Republic of China, the Company entered into a joint venture agreement with Baoshan Iron & Steel Corporation pursuant to which Shanghai Ryerson Limited was organized to conduct steel service center operations. In 1996, the Company entered into a memorandum of understanding with The Tata Iron and Steel Co. Ltd., to organize Tata Ryerson Limited in India to conduct steel service center operations there. Substantially all of the Company's operations are located in the United States. At year-end 1996, neither investments in foreign operations nor foreign sales were material.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO STEEL MANUFACTURING SEGMENT

Steel Production

  All raw steel made by Inland Steel Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by Inland Steel Company in fee. The basic production facilities of Inland Steel Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line, are held by Inland Steel Company under leasing arrangements. Inland Steel Company purchased the equity interest of the lessor of the No. 2 BOF Shop Caster Facility in March 1994 and assumed caster-related debt, which was repaid by year-end 1994. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the Caster Facility and leased equipment, is subject to the lien of the First Mortgage of Inland Steel Company dated April 1, 1928, as amended and supplemented. See "Steel Manufacturing Operations--Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of Inland Steel Company's properties. Inland Steel Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

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

  PCI Associates, a partnership in which a subsidiary of Inland Steel Company owns a 50% interest, has constructed a pulverized coal injection facility on land located within the Indiana Harbor Works. Inland Steel Company leases PCI Associates the land upon which the facility is located. Substantially all the property, plant and equipment owned by PCI Associates is subject to a lien securing related indebtedness. The PCI Associates facility is adequate to serve the present and anticipated needs of Inland Steel Company planned for such facility.

  Inland Steel Company owns two vessels and leases one vessel for the transportation of iron ore and limestone on the Great Lakes, and a subsidiary of Inland Steel Company owns a fleet of 404 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. See "Steel Manufacturing Operations--Raw Materials" in Item 1 above for further information relating to utilization of Inland Steel Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet Inland Steel Company's present and anticipated transportation needs.

  Inland Steel Company also owns and maintains research and development laboratories in East Chicago, Indiana, which facilities are adequate to serve its present and anticipated needs.

Raw Materials Properties and Interests

  Certain information relating to raw materials properties and interests of Inland Steel Company and its subsidiaries is set forth below. See "Steel Manufacturing Operations--Raw Materials" in Item 1 above for further information relating to capacity and utilization of such properties and interests.

  Iron Ore

  The operating iron ore properties of Inland Steel Company's subsidiaries and of the iron ore ventures in which Inland Steel Company has an interest are as follows:

                                                                   ANNUAL
                                                             PRODUCTION CAPACITY
                                                              (IN THOUSANDS OF
                                                                GROSS TONS OF
      PROPERTY                            LOCATION                PELLETS)
      --------                   --------------------------- -------------------
      Empire Mine............... Palmer, Michigan                   8,100
      Minorca Mine.............. Virginia, Minnesota                2,700
      Wabush Mine............... Wabush, Labrador and Pointe        5,700
                                  Noire, Quebec, Canada

  The Empire Mine is operated by the Empire Iron Mining Partnership, in which Inland Steel Company has a 40% interest. Inland Steel Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Wabush Mine is a taconite project in which Inland Steel Company owns an approximately 15% interest. Inland Steel Company has entered into a contract to sell its interest in the Wabush mine. Such sale is anticipated to take place in the first half of 1997. Inland Steel Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

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

PROPERTIES RELATING TO MATERIALS DISTRIBUTION SEGMENT

Joseph T. Ryerson & Son, Inc.

  Ryerson owns its regional business unit headquarters offices in Chicago and leases regional headquarters offices in West Chester (PA) and Renton (WA). Ryerson East's service centers are at Buffalo, Carnegie (PA),
Charlotte, Chattanooga, Cleveland, Pittsburgh, and Wallingford (CT). Thypin, which operates as a part of the Ryerson East business unit, maintains its headquarters at Long Island City (NY) and service centers at the Village of Blasdell (NY), Birmingham (AL), two at Cambridge (MA), one at Charlotte (NC) and one each at Easton and Fairless Hills (PA). Ryerson Central's service centers are at Chicago, Cincinnati, Dallas, Des Moines, one each at Detroit and Holland (MI), Houston, Indianapolis, Kansas City, Milwaukee, Omaha, Plymouth
(MN), St. Louis, Tulsa, and Wausau (WI). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Los Angeles, Phoenix, Portland (OR), Renton (WA), Spokane, and Salt Lake City. Ryerson Coil's processing facilities are located in Chicago (two facilities), Marshalltown (IA), Plymouth (MN) and New Hope (MN).

  All of Ryerson's operating facilities are held in fee with the exception of the facility at Birmingham (AL) (held under short-term lease), two at Cambridge
(MA) (both held under short-term lease), one at Charlotte (NC) (held under short-term lease), one at Chicago (held under short-term lease), one at Easton
(PA) (held under short-term lease), one at Fairless Hills (PA) (held under long-term lease), one at Holland (MI) (held under long-term lease), one at Long Island City (NY) (held under short-term lease), one at Marshalltown (IA) (held under an installment purchase contract), two at New Hope (MN) (one partly held in fee and partly under short-term lease, the other held under short-term lease), a satellite facility at Omaha (held under short-term lease), a portion of the property at Portland (held under short-term lease), a portion of the property at St. Louis (held under long-term lease), one facility at Salt Lake City (held under short-term lease), one at the Village of Blasdell (NY) (held under short-term lease), and one at Wausau (WI) (held under short-term lease). In addition, Ryerson holds in fee approximately 22 acres of unimproved property at Powder Springs (GA), and the approximately 11-acre site of a former operating facility at Allston (MA). The Allston (MA) property is currently under contract for sale. Ryerson's properties are adequate to serve its present and anticipated needs.

J. M. Tull Metals Company, Inc.

  Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Columbia (SC), Greensboro (NC), Greenville (SC), Jacksonville, Miami, New Orleans, Pounding Mill (VA), Richmond, Tampa, and Norcross (GA), where its headquarters is located. All of these facilities are owned by Tull in fee, except for the Columbia facility, which is held under short-term lease. AFCO operates service centers at Fort Smith (AR), Jackson (MS), Little Rock
(AR), Oklahoma City, Shreveport, West Memphis (AR) and Wichita (KA). AFCO's headquarters are located at Norcross (GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a short-term lease. Tull's properties are adequate to serve its present and anticipated needs.

Ryerson de Mexico

  Ryerson de Mexico, a joint venture in which RT owns a 50% interest, owns twelve general line metals service centers and processing centers in Mexico. Ryerson de Mexico's properties are adequate to serve its present and anticipated needs.

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

  Magnetics International, Inc., a subsidiary of the Company, owns approximately 110 acres in northern Indiana. Certain subsidiaries of the Company hold in fee at various locations an aggregate of approximately 355 acres of land, all of which is for sale. Inland Steel Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale. In April 1996, Inland Steel Company's subsidiary, Inland Steel Mortgage Acceptance Corporation, sold the combination office building and warehouse in Hoffman Estates (IL) which was formerly owned by I R Construction Products Company, Inc. (Inland Steel Company's former construction products business).

ITEM 3. LEGAL PROCEEDINGS.

  On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, Inland Steel Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million, with the increase primarily intended to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. Inland Steel Company is presently assessing the extent of environmental contamination. Inland Steel Company anticipates that this assessment will cost approximately $2 million to $4 million over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, Inland Steel Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of Inland Steel Company. Insurance coverage with respect to such corrective actions is not significant.

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

  On March 29, 1996, the EPA filed a lawsuit against Inland Steel Company in the U.S. District Court for the Northern District of Indiana for alleged violations of effluent limits contained in its National Pollution Discharge Elimination System ("NPDES") permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. While it is not possible at this time to predict the amount of Inland Steel Company's potential liability, this matter is not expected to materially affect Inland Steel Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

  The EPA has adopted a national policy of seeking substantial civil penalties against owners and operators of sources for noncompliance with air and water pollution control statutes and regulations under certain circumstances. It is not possible to predict whether further proceedings will be instituted against Inland Steel Company or any of its subsidiaries pursuant to such policy, nor is it possible to predict the amount of any such penalties that might be assessed in any such proceeding.

  Inland Steel Company received a Special Notice of Potential Liability ("Special Notice") from Indiana Department of Environmental Management ("IDEM") on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that Inland Steel Company may be a PRP and that Inland Steel Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, Inland Steel Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which Inland Steel Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $250,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. Inland Steel Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect Inland Steel Company's financial position or results of operations.

  In October 1996, Inland Steel Company received a notification from IDEM, as lead administrative trustee, that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal system. The notification further states that Inland Steel Company has been identified as a PRP in connection with the release of hazardous substances and oil and the subsequent damages resulting from natural resource injury. Because of the preliminary nature of this matter, it is not possible at this time to predict the amount of Inland Steel Company's potential liability or whether such potential liability could materially affect Inland Steel Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT.

  Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. All executive officers of the Company, with the exception of George A. Ranney, Jr., have been employed by the Company or a subsidiary of the Company throughout the past five years.

  Set forth below are the executive officers of the Company as of March 1, 1997 and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary of the Company, are shown below.

    NAME, AGE AND PRESENT      POSITIONS AND OFFICES HELD DURING THE PAST FIVE
  POSITION WITH REGISTRANT                          YEARS

Robert J. Darnall, 58........  Mr. Darnall has been Chairman, President and
 Chairman, President, Chief    Chief Executive Officer of the Company since
 Executive Officer and         September 1992, and Chairman of the Executive
 Director                      Committee since January 1993. He was elected
                               President and Chief Operating Officer of the
                               Company in April 1986. He is also Chairman and
                               Chief Executive Officer of Inland Steel Company and has been Chairman of RT since April 1995.
                               He was also Chairman of RT from November 1990 to June 1994. He joined Inland Steel Company in
                               1962, has served as its Chairman since 1992, as its Chief Executive Officer from 1992 to 1995 and since April 1996, and as its President from 1984 to 1986, 1987 to 1992, and April 1996 to
                               May 1996.

Dale E. Wiersbe, 47... Senior  Mr. Wiersbe has been Senior Vice President of
 Vice President                the Company and President and Chief Operating
                               Officer of Inland Steel Company since May 1996.
                               He was Senior Vice President of Operations of
                               Inland Steel Flat Products Company ("ISFPCO") division of Inland Steel Company from December
                               1995 to May 1996. He was also Vice President--
                               Integrated Steelmaking and Hot Rolling of ISFPCO from May 1995 to December 1995, President of
                               Inland Steel Bar Company division of Inland Steel
                               Company from November 1993 to May 1995, Vice
                               President--Planning of ISFPCO from January 1993 to November 1993, Vice President--Cold Rolling and Coating Operations of ISFPCO from May 1991 to January 1993.

Neil S. Novich, 42...........  Mr. Novich has been President and Chief
 President and                 Executive Officer and Chief Operating Officer
 ChiefExecutive Officer        of RT and President of Ryerson and Chairman of
 ofRyerson Tull, Inc.          Tull since June 1994. Mr. Novich was also
                               appointed a Director of RT in June 1994. He served as Chairman of Ryerson from June 1994 to April 1995. He was a Senior Vice President of
                               ISI from January 1995 to May 1996 and served as a Vice President of ISI from June 1994 to
                               January 1995. Prior to joining ISI in 1994, he led the Distribution and Logistics Practice at Bain & Company ("Bain"), an international management consulting firm, from 1987 and was employed by Bain beginning in 1981.

Jay M. Gratz, 44........ Vice  Mr. Gratz has been Vice President, Finance and
 President, Finance and        Chief Financial Officer of the Company since
 Chief Financial Officer       May 1996 and has been Vice President, Finance
                               of RT since September 1994 and is Chief
                               Financial Officer of RT. He was Vice President,
                               Finance of Inland Steel Company from March 1993 to September 1994, and Vice President, Finance of the Inland Steel Flat Products Company division of Inland Steel Company from November
                               1991 to March 1993.

    NAME, AGE AND PRESENT      POSITIONS AND OFFICES HELD DURING THE PAST FIVE
  POSITION WITH REGISTRANT                          YEARS


Judd R. Cool, 61........ Vice  Mr. Cool has been Vice President--Human
 President--Human Resources    Resources of the Company since September 1987.
                               He was Vice President--Human Resources of
                               Inland Steel Company from May 1995 to July
                               1996. He was also Vice President--Human
                               Resources of Inland Steel Flat Products Company division of Inland Steel Company from January
                               1993 to May 1995.

H. William Howard, 62... Vice  Mr. Howard has been Vice President--Information
 President--Information        Technology of the Company since September 1990.
 Technology                    He was Vice President--Automation and
                               Information Technology of Inland Steel Company from May 1995 to December 1996. He was also
                               Vice President-- Automation and Information
                               Technology of Inland Steel Flat Products
                               Company division of Inland Steel Company from
                               January 1993 to May 1995.

George A. Ranney, Jr., 56 ...  Mr. Ranney has been Vice President and General
 Vice President and General    Counsel of the Company since July 1995. He is
 Counsel                       also a partner of the law firm of Mayer, Brown
                               & Platt, counsel to the Company. He has been a partner with such firm since 1986.

Vicki L. Avril, 42...........  Ms. Avril has been Treasurer of the Company and
 Treasurer and Director--      of Inland Steel Company since January 1994, and
 Corporate Planning            Treasurer of RT, Ryerson and Tull since
                               February 1994. She also has been Director--
                               Corporate Planning since January 1995. In addition, she was Director of Pension
                               Investments and Administration from June 1991 to January 1995, and Assistant Treasurer of the Company from May 1993 to January 1994.

James M. Hemphill, 53........  Mr. Hemphill has been Controller of the Company
 Controller                    since September 1994. He was Director of
                               Financial Management of the Company from August
                               1992 to September 1994 and was Director of Taxes of the Company from March 1988 to August
                               1992.

Charles B. Salowitz, 48......  Mr. Salowitz has been Secretary of the Company
 Secretary and Associate       since September 1995, its Associate General
 General Counsel               Counsel since January 1995, and Corporate
                               Secretary of RT since April 1996. He was an
                               Assistant General Counsel of the Company from
                               July 1989 to January 1995 and was Assistant
                               Secretary from July 1989 to September 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The common stock of the Company is listed and traded on the New York Stock Exchange. As of March 12, 1997, the number of holders of record of common stock of the Company was 13,873.

  The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item 7 is set forth in the Financial Review section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and, excluding the tables entitled "Inland Steel Company--Steel Shipments by Market" and "Ryerson Tull, Inc.--Shipments by Market" and the bar charts entitled "Inland Steel Industries--Earnings Before Interest, Taxes, and Depreciation," "Inland Steel Company--Productivity," "Ryerson Tull, Inc.--Quarterly Operating Profit," and "Inland Steel Industries- -Debt to Total Capitalization," contained therein, is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company called for by this Item 8, together with the report thereon of the independent accountants dated February 19, 1997, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and are hereby incorporated by reference herein. The financial statement schedules listed under Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 19, 1997, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales, earnings and per share common stock information for 1995 and 1996 are set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this Item 10 with respect to directors of the Company will be set forth under the captions "Election of Directors" and "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) The information called for by this Item 12 with respect to security ownership of more than five percent of the Company's common stock, Series E ESOP Convertible Preferred Stock and its 10.23% Subordinated Voting Notes will be set forth under the caption "Additional Information Relating to Voting Securities" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 28, 1997, and is hereby incorporated by reference herein.

  (b) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information called for by this Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)DOCUMENTS FILED AS A PART OF THIS REPORT.

    1. CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

      Report of Independent Accountants dated February 19, 1997.

      Statement of Accounting and Financial Policies.

      Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1996.

      Consolidated Statement of Cash Flows for the three years ended December 31, 1996.

      Consolidated Balance Sheet at December 31, 1996 and 1995.

      Schedules to Consolidated Financial Statements at December 31, 1996 and 1995, relating to:

              Investments and Advances.

              Property, Plant and Equipment.

              Long-Term Debt.

      Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

      Report of Independent Accountants on Financial Statement Schedules dated February 19, 1997. (Included on page 30 of this Report)

      Consent of Independent Accountants. (Included on page 30 of this Report)

      For the years ended December 31, 1996, 1995 and 1994:

              Schedule I -- Condensed Financial Information (Parent Company
              Only). (Included on pages 31 to 33, inclusive, of this Report)

              Schedule II -- Reserves. (Included on page 34 of this Report)

    3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

  (B)REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

  (C)EXHIBITS.

      EXHIBIT
      NUMBER
      -------
     3.(i)     Copy of Certificate of Incorporation, as amended, of the
               Company. (Filed as Exhibit 3.(i) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1995,
               and incorporated by reference herein.)
     3.(ii)    Copy of By-laws, as amended, of the Company. (Filed as Ex-
               hibit 3.(ii) to the Company's Quarterly Report on Form 10-
               Q for the quarter ended September 30, 1995, and incorpo-
               rated by reference herein.)
     4.A       Copy of Certificate of Designations, Preferences and
               Rights of Series A $2.40 Cumulative Convertible Preferred
               Stock of the Company. (Filed as part of Exhibit B to the
               definitive Proxy Statement of Inland Steel Company dated
               March 21, 1986 that was furnished to stockholders in con-
               nection with the annual meeting held April 23, 1986, and
               incorporated by reference herein.)
     4.B       Copy of Certificate of Designation, Preferences and Rights
               of Series D Junior Participating Preferred Stock of the
               Company. (Filed as Exhibit 4-D to the Company's Annual Re-
               port on Form 10-K for the fiscal year ended December 31,
               1987, and incorporated by reference herein.)
     4.C       Copy of Rights Agreement, dated as of November 25, 1987,
               as amended and restated as of May 24, 1989, between the
               Company and The First National Bank of Chicago, as Rights
               Agent (Harris Trust and Savings Bank, as successor Rights
               Agent). (Filed as Exhibit 1 to the Company's Current Re-
               port on Form 8-K filed on May 24, 1989, and incorporated
               by reference herein.)
     4.D       Copy of Certificate of Designations, Preferences and
               Rights of Series E ESOP Convertible Preferred Stock of the
               Company. (Filed as Exhibit 4-F to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1989,
               and incorporated by reference herein.)
     4.E       Copy of Subordinated Voting Note due December 17, 1999 in
               the amount of $100,000,000 from the Company to NS Finance
               III, Inc. (Filed as Exhibit 4.8 to Form S-3 Registration
               Statement No. 33-62897, and incorporated by reference
               herein.)
     4.F       Copy of Indenture dated as of December 15, 1992, between
               the Company and Harris Trust and Savings Bank, as Trustee,
               respecting the Company's $150,000,000 12 3/4% Notes due
               December 15, 2002. (Filed as Exhibit 4-G to the Company's
               Annual Report on Form 10-K for the fiscal year ended De-
               cember 31, 1992, and incorporated by reference herein.)
     4.G       Copy of Supplemental Indenture dated as of June 19, 1996
               between the Company and Harris Trust and Savings Bank, as
               Trustee, respecting the Company's $150,000,000 12 3/4%
               Notes. (Filed as Exhibit 4.G to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1996,
               and incorporated by reference herein.)

      EXHIBIT
      NUMBER
      -------
     4.H       Copy of First Mortgage Indenture, dated April 1, 1928, be-
               tween Inland Steel Company (the "Steel Company") and First
               Trust and Savings Bank and Melvin A. Traylor, as Trustees,
               and of supplemental indentures thereto, to and including
               the Thirty-Fifth Supplemental Indenture, incorporated by
               reference from the following Exhibits: (i) Exhibits B-
               1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel
               Company's Registration Statement on Form A-2 (No. 2-1855);
               (ii) Exhibits D-1(f) and D-1(g), filed with Steel
               Company's Registration Statement on Form E-1 (No. 2-2182);
               (iii) Exhibit B-1(h), filed with Steel Company's Current
               Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-
               1(i), filed with Steel Company's Current Report on Form 8-
               K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for
               the month of April, 1940; (vi) Exhibit B-2, filed with
               Steel Company's Registration Statement on Form A-2 (No. 2-
               4357); (vii) Exhibit B-1(l), filed with Steel Company's
               Current report on Form 8-K for the month of January, 1945;
               (viii) Exhibit 1, filed with Steel Company's Current Re-
               port on Form 8-K for the month of November, 1946; (ix) Ex-
               hibit 1, filed with Steel Company's Current Report on Form
               8-K for the months of July and August, 1948; (x) Exhibits
               B and C, filed with Steel Company's Current Report on Form
               8-K for the month of March, 1952; (xi) Exhibit A, filed
               with Steel Company's Current Report on Form 8-K for the
               month of July, 1956; (xii) Exhibit A, filed with Steel
               Company's Current Report on Form 8-K for the month of Ju-
               ly, 1957; (xiii) Exhibit B, filed with Steel Company's
               Current Report on Form 8-K for the month of January, 1959;
               (xiv) the Exhibit filed with Steel Company's Current Re-
               port on Form 8-K for the month of December, 1967; (xv) the
               Exhibit filed with Steel Company's Current Report on Form
               8-K for the month of April, 1969; (xvi) the Exhibit filed
               with Steel Company's Current Report on Form 8-K for the
               month of July, 1970; (xvii) the Exhibit filed with the
               amendment on Form 8 to Steel Company's Current Report on
               Form 8-K for the month of April, 1974; (xviii) Exhibit B,
               filed with Steel Company's Current Report on Form 8-K for
               the month of September, 1975; (xix) Exhibit B, filed with
               Steel Company's Current Report on Form 8-K for the month
               of January, 1977; (xx) Exhibit C, filed with Steel
               Company's Current Report on Form 8-K for the month of Feb-
               ruary, 1977; (xxi) Exhibit B, filed with Steel Company's
               Quarterly Report on Form 10-Q for the quarter ended June
               30, 1978; (xxii) Exhibit B, filed with Steel Company's
               Quarterly Report on Form 10-Q for the quarter ended June
               30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's
               Annual Report on Form 10-K for the fiscal year ended De-
               cember 31, 1980; (xxiv) Exhibit 4-D, filed with Steel
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1982; (xxv) Exhibit 4-E, filed with
               Steel Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1983; (xxvi) Exhibit 4(i) filed
               with the Steel Company's Registration Statement on Form S-
               2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel
               Company's Current Report on Form 8-K dated June 23, 1993;
               (xxviii) Exhibit 4.C filed with the Steel Company's Quar-
               terly Report on Form 10-Q for the quarter ended June 30,
               1995; (xxix) Exhibit 4.C filed with the Steel Company's
               Quarterly Report on Form 10-Q for the quarter ended Sep-
               tember 30, 1995; and (xxx) Exhibit 4.C filed with Steel
               Company's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 1996.
     4.I       Copy of consolidated reprint of First Mortgage Indenture,
               dated April 1, 1928, between Inland Steel Company and
               First Trust and Savings Bank and Melvin A. Traylor, as
               Trustees, as amended and supplemented by all supplemental
               indentures thereto, to and including the Thirteenth Sup-
               plemental Indenture. (Filed as Exhibit 4-E to Form S-1
               Registration Statement No. 2-9443, and incorporated by
               reference herein.)
               [The registrant hereby agrees to provide a copy of any
               other agreement relating to long-term debt at the request
               of the Commission.]

      EXHIBIT
      NUMBER
      -------
     10.A*     Copy of Inland Steel Industries, Inc. Annual Incentive
               Plan, as amended. (Filed as Exhibit 10.A to the Company's
               Quarterly Report on Form 10-Q for the quarter ended Sep-
               tember 30, 1995, and incorporated by reference herein.)
     10.B*     Copy of Ryerson Tull Annual Performance Improvement Incen-
               tive Plan. (Filed as Exhibit 10.23 to the Ryerson Tull,
               Inc. Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996, and incorporated by reference herein.)
     10.C*     Copy of Inland Steel Industries, Inc. Special Achievement
               Award Plan. (Filed as Exhibit 10-I to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1987, and incorporated by reference herein.)
     10.D*     Copy of Ryerson Tull 1996 Incentive Stock Plan. (Filed as
               Exhibit 10.11 to the Ryerson Tull, Inc. Annual Report on
               Form 10-K for the fiscal year ended December 31, 1996, and incorporated by reference herein.)
     10.E*     Copy of Inland 1995 Incentive Stock Plan. (Filed as Ex-
               hibit A to the Company's definitive Proxy Statement dated
               April 17, 1995 that was furnished to stockholders in con-
               nection with the annual meeting held May 24, 1995, and in-
               corporated by reference herein.)
     10.F*     Copy of Inland 1992 Incentive Stock Plan, as amended.
               (Filed as Exhibit 10.C to the Company's Quarterly Report
               on Form 10-Q for the quarter ended June 30, 1995, and in-
               corporated by reference herein.)
     10.G*     Copy of Inland 1988 Incentive Stock Plan, as amended.
               (Filed as Exhibit 10.B to the Company's Quarterly Report
               on Form 10-Q for the quarter ended June 30, 1995, and in-
               corporated by reference herein.)
     10.H*     Copy of Inland 1984 Incentive Stock Plan, as amended.
               (Filed as Exhibit 10.A to the Company's Quarterly Report
               on Form 10-Q for the quarter ended June 30, 1995, and in-
               corporated by reference herein.)
     10.I*     Copy of Inland Steel Industries Non-Qualified Thrift Plan,
               as amended. (Filed as Exhibit 10.D to the Company's Quar-
               terly Report on Form 10-Q for the quarter ended June 30,
               1995, and incorporated by reference herein.)
     10.J*     Copy of Inland 1992 Stock Plan for Non-Employee Directors,
               as amended. (Filed as Exhibit 10.E to the Company's Quar-
               terly Report on Form 10-Q for the quarter ended June 30,
               1995, and incorporated by reference herein.)
     10.K*     Copy of Inland Steel Industries Supplemental Retirement
               Benefit Plan for Covered Employees, as amended. (Filed as
               Exhibit 10.I to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1993, and incorpo-
               rated by reference herein.)
     10.L*     Copy of Inland Steel Industries Special Retirement Benefit
               Plan for Covered Employees, as amended. (Filed as Exhibit
               10.J to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1993, and incorporated by
               reference herein.)
     10.M*     Copy of Ryerson Tull, Inc. Supplemental Retirement Plan
               for Covered Employees. (Filed as Exhibit 10.10 to the
               Ryerson Tull, Inc. Registration Statement on Form S-1
               (File No. 333-3235), and incorporated by reference here-
               in.)
     10.N*     Copy of the Inland Steel Industries Deferred Compensation
               Plan for Certain Employees, as amended. (Filed as Exhibit
               10.J to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1994, and incorporated by
               reference herein.)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

      EXHIBIT
      NUMBER
      -------
     10.O*     Copy of the Inland Steel Industries Deferred Compensation
               Plan for Directors, as amended. (Filed as Exhibit 10-L to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1992, and incorporated by refer-
               ence herein.)
     10.P*     Copy of Inland Steel Industries Terminated Retirement Plan
               for Non-Employee Directors. (Filed as Exhibit 10.M to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1995, and incorporated by reference
               herein.)
     10.Q*     Copy of Inland Steel Industries, Inc. Deferred Phantom
               Stock Unit Plan for Non-Employee Directors. (Filed as Ex-
               hibit 10.N to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated
               by reference herein.)
     10.R*     Copy of Outside Directors Accident Insurance Policy.
               (Filed as Exhibit 10-F to Inland Steel Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1983, and incorporated by reference herein.)
     10.S.(1)* Copy of form of Severance Agreement, dated March 27, 1996, between the Company and each of the four executive offi-
               cers of the Company identified on the exhibit relating to
               terms and conditions of termination of employment follow-
               ing a change in control of the Company. (Filed as Exhibit
               10.A to the Company's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1996, and incorporated by ref-
               erence herein.)
     10.S.(2)* Amended listing of executive officers of the Company who are parties to the form of Severance Agreement dated March
               27, 1996 in Exhibit 10.S.(1) hereof.
     10.S.(3)* Copy of form of Change in Control Agreements dated March
               27, 1996 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.5 to the Ryerson
               Tull, Inc. Form S-1 Registration Statement No. 333-3235,
               and incorporated by reference herein.)
     10.S.(4)* Copy of form of Change in Control Agreements dated as of
               June 10, 1996 between Ryerson Tull, Inc. and the parties
               listed on the Schedule thereto. (Filed as Exhibit 10.7 to
               the Ryerson Tull, Inc. Registration Statement on Form S-1
               (File No. 333-3235), and incorporated by reference here-
               in.)
     10.S.(5)* Copy of Change in Control Agreement dated as of June 10,
               1996 between Ryerson Tull, Inc. and Neil S. Novich. (Filed as Exhibit 10.8 to the Ryerson Tull, Inc. Registration
               Statement on Form S-1 (File No. 333-3235), and incorpo-
               rated by reference herein.)
     10.S.(6)* Copy of Change in Control Agreement dated as of March 27,
               1996 between the Company and Neil S. Novich. (Filed as Ex-
               hibit 10.6 to the Ryerson Tull, Inc. Form S-1 Registration
               Statement No. 333-3235, and incorporated by reference
               herein.)
     10.S.(7)* Copy of Severance Agreement dated June 28, 1989 between the Company and Judd R. Cool. (Filed as Exhibit 10-0-(2)
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by refer-
               ence herein.)
     10.T.*    Copy of Employment Agreement dated as of April 8, 1994 be-
               tween the Company and Neil S. Novich. (Filed as Exhibit
               10.N.(8) to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1994, and incorporated
               by reference herein.)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

      EXHIBIT
      NUMBER
      -------
     10.U.*    Copy of Assumption and Amendment Agreement dated July 24,
               1996 by and among Inland Steel Industries, Inc., Ryerson
               Tull, Inc. and Neil S. Novich. (Filed as Exhibit 10.A to
               the Company's Quarterly Report on Form 10-Q for the quar-
               ter ended September 30, 1996, and incorporated by refer-
               ence herein.)
     10.V(1)*  Copy of Employment Agreement between the Company and Carl
               G. Lusted, dated June 27, 1990 (Filed as Exhibit 10.4 to
               Ryerson Tull's Registration Statement on Form S-1 (File
               No. 333-3235), and incorporated by reference herein.)
     10.V(2)*  Copy of Assumption and Amendment Agreement dated January
               22, 1997 by and among the Company, Ryerson Tull, Inc. and
               Carl G. Lusted. (Filed as Exhibit 10.6 to the Ryerson
               Tull, Inc. Annual Report on Form 10-K for the fiscal year
               ended December 31, 1996, and incorporated by reference
               herein.)
     10.W.(1)* Copy of letter to Judd R. Cool dated September 2, 1987 re-
               lating to terms and conditions of employment. (Filed as
               Exhibit 10-K to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1987, and incorpo-
               rated by reference herein.)
     10.W.(2)* Copy of letter agreement dated November 23, 1987 between the Company and Judd R. Cool. (Filed as Exhibit 10-L to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1987, and incorporated by refer-
               ence herein.)
     10.W.(3)* Copy of letter agreement dated December 10, 1993 between the Company and Judd R. Cool restating certain provisions
               of the September 2, 1987 and November 23, 1987 letters in
               Exhibits 10.S.(1) and (2). (Filed as Exhibit 10.P.(3) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1993, and incorporated by refer-
               ence herein.)
     10.X*     Copy of letter to H. William Howard dated July 17, 1990
               relating to terms and conditions of employment. (Filed as
               Exhibit 10-P to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990, and incorpo-
               rated by reference herein.)
     10.Y      Copy of Stock Purchase Agreement, dated as of July 7,
               1989, between the Company and Harris Trust and Savings
               Bank, as ESOP Trustee. (Filed as Exhibit 4-G to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 1989, and incorporated by reference here-
               in.)
     10.Z.(1)  Copy of Letter Agreement dated December 18, 1989 among the
               Company, Nippon Steel Corporation and NS Finance III, Inc.
               (an indirectly wholly owned subsidiary of Nippon Steel
               Corporation) relating to sale to NS Finance III, Inc. of
               185,000 shares of Series F Exchangeable Preferred Stock of the Company. (Filed as Exhibit 4(b) to the Company's Cur-
               rent Report on Form 8-K filed on December 18, 1989, and
               incorporated by reference herein.)
     10.Z.(2)  Copy of Steel Technology Agreement dated as of July 14,
               1989 between Inland Steel Company and Nippon Steel Corpo-
               ration relating to technology sharing between the signato-
               ries. (Filed as Exhibit 10-S-(2) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1989, and incorporated by reference herein.)
     10.Z.(3)  Copy of Basic Agreement dated as of July 21, 1987 between the Company and Nippon Steel Corporation relating to the
               I/N Tek joint venture. (Filed as Exhibit 10-S-(3) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1989, and incorporated by reference
               herein.)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

      EXHIBIT
      NUMBER
      -------
     10.Z.(4)  Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek, Inc. (an indirectly wholly owned subsidi-
               ary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) relating to
               the I/N Tek joint venture. (Filed as Exhibit 10-S-(4) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1989, and incorporated by refer-
               ence herein.)
     10.Z.(5)  Copy of Basic Agreement dated as of September 12, 1989 be-
               tween the Company and Nippon Steel Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-S-(5) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1989, and incorporated by refer-
               ence herein.)
     10.Z.(6)  Copy of Partnership Agreement dated as of September 12,
               1989 between ISC Kote, Inc. (an indirectly wholly owned
               subsidiary of the Company) and NS Tek, Inc. (an indirectly wholly owned subsidiary of Nippon Steel Corporation) re-
               lating to the I/N Kote joint venture. (Filed as Exhibit
               10-S-(6) to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1989, and incorporated
               by reference herein.)
     10.Z.(7)  Copy of Substrate Supply Agreement dated as of September
               12, 1989 between Inland Steel Company and I/N Kote, an In-
               diana general partnership. (Filed as Exhibit 10-S-(7) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1989, and incorporated by refer-
               ence herein.)
     10.Z.(8)  Copy of First Amendment to Substrate Supply Agreement
               dated as of May 1, 1990 between Inland Steel Company and
               I/N Kote relating to the I/N Kote joint venture. (Filed as
               Exhibit
               10-R-(8) to the Company's Annual Report on Form 10-K for
               the fiscal year ended
               December 31, 1990, and incorporated by reference herein.)
     10.Z.(9)  Copy of Letter Agreement dated as of May 1, 1990 among I/N
               Kote, the Company and Nippon Steel Corporation relating to partner loans. (Filed as Exhibit 10-R-(9) to the Company's
               Annual Report on Form 10-K for the fiscal year ended De-
               cember 31, 1990, and incorporated by reference herein.)
     10.Z.(10) Copy of First Amendment to I/N Kote Basic Agreement dated as of May 1, 1990 between the Company and Nippon Steel
               Corporation relating to the I/N Kote joint venture. (Filed as Exhibit 10-R-(10) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference herein.)
     10.Z.(11) Copy of Letter Agreement dated as of April 19, 1990 be-
               tween the Company and Nippon Steel Corporation relating to capital contributions to I/N Tek. (Filed as Exhibit 10-R-
               (11) to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1990, and incorporated by
               reference herein.)
     10.Z.(12) Copy of Letter Agreement dated April 20, 1990 between ISC
               Tek, Inc. (an indirectly wholly owned subsidiary of the
               Company) and NS Tek, Inc. (an indirectly wholly owned sub-
               sidiary of Nippon Steel Corporation) relating to amendment of the partnership agreement of I/N Tek. (Filed as Exhibit
               10-R-(12) to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1990, and incorporated
               by reference herein.)
     10.Z.(13) Copy of CCM Override Amendment dated as of April 20, 1990 among the Company; Nippon Steel Corporation; Inland Steel
               Company; ISC Tek, Inc.; I/N Tek; NS Sales, Inc.; and NS
               Tek, Inc. relating to I/N Tek. (Filed as Exhibit 10-R-(13)
               to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by refer-
               ence herein.)

      EXHIBIT
      NUMBER
      -------
     10.AA     Copy of Inland Steel Industries Thrift Plan ESOP Trust,
               dated July 7, 1989, between the Company and Harris Trust
               and Savings Bank, as ESOP Trustee. (Filed as Exhibit 10-P
               to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1989, and incorporated by reference herein.)
     10.BB     Copy of First Amendment dated July 1, 1996 between the
               Company and LaSalle National Trust, N.A. as Successor ESOP
               Trustee, to the Inland Steel Industries Thrift Plan ESOP
               Trust, dated July 7, 1989, between the Company and Harris
               Trust and Savings Bank, as ESOP Trustee.
     10.CC     Letter Agreement dated March 1, 1991 between Nippon Steel
               Corporation and the Company regarding Series F Exchange-
               able Preferred Stock. (Filed as Exhibit 10-U to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1990, and incorporated by reference
               herein.)
     10.DD     Letter Agreement dated May 10, 1991 by and between Nippon
               Steel Corporation and the Company relating to Letter
               Agreement dated December 18, 1989. (Filed as Exhibit 10-V
               to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1991, and incorporated by refer-
               ence herein.)
     11        Statement of Earnings per Share of Common Stock
     13        Information incorporated by reference from Annual Report
               to Stockholders for the fiscal year ended December 31,
               1996
     21        List of certain subsidiaries of the Company
     23        Consent of Independent Accountants, appearing on page 30
               of this Annual Report on Form 10-K.
     24        Powers of attorney
     27        Financial Data Schedules
     99        Letter to stockholders of common stock of the Company
               dated December 22, 1987 explaining Stockholder Rights Plan adopted by Board of Directors on November 25, 1987. (Filed as Exhibit 3 to the Company's Current Report on Form 8-K
               filed on December 18, 1987, and incorporated by reference
               herein.)

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Inland Steel Industries, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 19, 1997 appearing on page 30 of the 1996 Annual Report to Stockholders of Inland Steel Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          Price Waterhouse LLP

Chicago, Illinois
February 19, 1997

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-59783), Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902), Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (No. 33-4046), Registration Statement on Form S-8 (No. 33-32504), Post-Effective Amendment No. 2 to Form S-8 Registration Statement (No. 33-6627), Registration Statement on Form S-3 (No. 33-59161) and Registration Statement on Form S-3 (No. 33-62897) of Inland Steel Industries, Inc. (or, for registrations prior to 1986, Inland Steel Company) of our report dated February 19, 1997, appearing on page 30 of the 1996 Annual Report to Stockholders of Inland Steel Industries, Inc. which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

                                          Price Waterhouse LLP

Chicago, Illinois
March 27, 1997

                         INLAND STEEL INDUSTRIES, INC.

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENT OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                             1996     1995      1994
                            -------  ------    ------
Income:
  Intercompany interest
   income.................  $  18.5  $ 16.3    $ 10.0
  Equity in income of
   subsidiaries...........     41.4   157.8     109.6
  Interest income and
   other revenue..........     11.9     1.6       4.4
  Gain on sale of
   subsidiary stock.......     31.4     --        --
                            -------  ------    ------
                              103.2   175.7     124.0
Expenses:
  Interest and other
   expenses...............     32.6    31.0      22.9
  Intercompany interest
   expense................      2.4     5.7       2.1
                            -------  ------    ------
                               35.0    36.7      25.0
Income before income taxes
 and extraordinary loss...     68.2   139.0      99.0
Provision for income
 taxes....................      8.0     7.8Cr.    8.4Cr.
                            -------  ------    ------
Income before
 extraordinary loss.......     60.2   146.8     107.4
Extraordinary loss on
 early retirement of debt.    (14.5)    --        --
                            -------  ------    ------
Net income................  $  45.7  $146.8    $107.4
                            =======  ======    ======

--------
Cr. = Credit



           See Notes to Consolidated Financial Statements in Item 8.

                         INLAND STEEL INDUSTRIES, INC.

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENT OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                       1996     1995     1994
                                                      -------  -------  -------
OPERATING ACTIVITIES
Net income..........................................  $  45.7  $ 146.8  $ 107.4
Adjustments to reconcile net income to net cash
 provided from operating activities:
  Equity in undistributed earnings of subsidiaries..    (41.4)  (157.8)  (109.6)
  Depreciation......................................       .5       .6       .6
  Deferred income taxes.............................     11.7      4.5      3.2
  Deferred employee benefit cost....................      2.3       .3      2.3
  Gain from issuance of subsidiary stock............    (31.4)     --       --
  Stock issued for coverage of employee benefit
   plans............................................     22.6     23.9     35.0
  Change in: Intercompany accounts..................   (201.2)    16.0     (7.8)
      Notes receivable..............................      (.1)     (.3)     (.3)
      Accounts payable..............................       .9     (2.9)    (1.8)
      Accrued liabilities...........................     (9.9)     4.9     (3.2)
  Other deferred items..............................     (5.4)     8.3     (1.4)
                                                      -------  -------  -------
    Net adjustments.................................   (251.4)  (102.5)   (83.0)
                                                      -------  -------  -------
    Net cash provided from operating activities.....   (205.7)    44.3     24.4
                                                      -------  -------  -------
INVESTING ACTIVITIES
Net investments in subsidiaries.....................     (6.1)   (10.2)  (120.5)
Dividends received from subsidiaries................    471.7     25.9     25.8
Capital expenditures................................      --       --       (.2)
                                                      -------  -------  -------
    Net cash provided from (used for) investing
     activities.....................................    465.6     15.7    (94.9)
                                                      -------  -------  -------
FINANCING ACTIVITIES
Issuance of common stock............................      --      99.1      --
Long-term debt retired..............................   (238.4)    (8.3)    (7.8)
Dividends paid......................................    (21.0)   (31.6)   (32.2)
Acquisition of treasury stock.......................     (3.7)    (4.0)    (4.0)
                                                      -------  -------  -------
    Net cash provided from (used for) financing
     activities.....................................   (263.1)    55.2    (44.0)
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................     (3.2)   115.2   (114.5)
Cash and cash equivalents--beginning of year........    205.5     90.3    204.8
                                                      -------  -------  -------
Cash and cash equivalents--end of year..............  $ 202.3  $ 205.5  $  90.3
                                                      =======  =======  =======

           See Notes to Consolidated Financial Statements in Item 8.

                         INLAND STEEL INDUSTRIES, INC.

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEET

                         AT DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                               1996      1995
                                                             --------  --------
ASSETS
Current Assets:
  Cash and cash equivalents................................  $  202.3  $  205.5
  Receivables from subsidiary companies....................     292.3      91.1
  Deferred income taxes....................................        .3        .3
  Notes receivable.........................................        .7        .6
                                                             --------  --------
    Total current assets...................................     495.6     297.5
Investment in subsidiary companies.........................     558.6     958.1
Intangible pension asset...................................      76.3     102.6
Investment in Nippon Steel Corporation, net of valuation
 allowances of $4.8 and $4.0, respectively.................       9.8      10.6
Property, net of accumulated depreciation of $7.8 and $7.3,
 respectively..............................................       1.3       1.8
Deferred income taxes......................................        .3      13.7
Deferred charges and other assets..........................       2.4       6.5
                                                             --------  --------
    Total assets...........................................  $1,144.3  $1,390.8
                                                             ========  ========
LIABILITIES
Current Liabilities:
  Accounts payable.........................................  $    5.2  $    4.3
  Accrued liabilities......................................       9.6      19.5
  Long-term debt due within one year.......................       9.7      94.0
                                                             --------  --------
    Total current liabilities..............................      24.5     117.8
Long-term debt.............................................     202.1     356.2
Deferred employee benefits.................................      86.7     121.5
Deferred income and other deferred credits.................       9.9      12.2
                                                             --------  --------
    Total liabilities......................................     323.2     607.7
                                                             --------  --------
TEMPORARY EQUITY
Common stock repurchase commitment.........................      32.1      34.5
                                                             --------  --------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 15,000,000 shares
 authorized for all series, aggregate liquidation value
 $153.9 in 1996 and $155.7 in 1995.........................       3.2       3.2
Common stock, $1.00 par value; authorized--100,000,000
 shares; issued--50,556,350 shares.........................      50.6      50.6
Capital in excess of par value.............................   1,040.2   1,045.7
Accumulated deficit........................................    (146.0)   (172.8)
Unearned compensation--ESOP................................     (79.4)    (89.9)
Common stock repurchase commitment.........................     (32.1)    (34.5)
Treasury stock at cost--common stock of 1,647,954 shares in
 1996 and 1,814,516 shares in 1995.........................     (44.2)    (51.1)
Cumulative translation adjustment..........................      (3.3)     (2.6)
                                                             --------  --------
    Total stockholders' equity.............................     789.0     748.6
                                                             --------  --------
    Total liabilities, temporary equity, and stockholders'
     equity................................................  $1,144.3  $1,390.8
                                                             ========  ========

Maturities of Long-Term Debt due within five years are: $9.7 million in 1997, $10.5 million in 1998, $111.5 million in 1999, $12.5 million in 2000, and $13.6 million in 2001.

           See Notes to Consolidated Financial Statements in Item 8.

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             SCHEDULE II--RESERVES

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN MILLIONS)

                                              PROVISIONS FOR ALLOWANCES
                                             CLAIMS AND DOUBTFUL ACCOUNTS
                                      ------------------------------------------
   YEARS                              BALANCE AT ADDITIONS DEDUCTIONS BALANCE AT
   ENDED                              BEGINNING   CHARGED     FROM      END OF
DECEMBER 31                            OF YEAR   TO INCOME  RESERVES     YEAR
-----------                           ---------- --------- ---------- ----------
 1996................................   $29.9      $ 1.7   $(2.5) (A)   $22.5
                                                            (6.6) (B)
 1995................................   $24.9      $11.8   $(1.1) (A)   $29.9
                                                            (5.7) (B)
 1994................................   $28.2      $ 5.8   $(2.4) (A)   $24.9
                                                            (6.7) (B)

--------
NOTES:
(A) Bad debts written off during year.
(B)Allowances granted during year.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Inland Steel Industries, Inc.

Date: March 27, 1997                                Robert J. Darnall
                                          By: _________________________________
                                                     Robert J. Darnall
                                                  Chairman, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

         Robert J. Darnall             Chairman, President and       March 27, 1997
____________________________________ Chief Executive Officer and
         Robert J. Darnall               Director (Principal
                                          Executive Officer)

            Jay M. Gratz             Vice President, Finance and     March 27, 1997
____________________________________   Chief Financial Officer
            Jay M. Gratz                 (Principal Financial
                                               Officer)

         James M. Hemphill                    Controller             March 27, 1997
____________________________________    (Principal Accounting
         James M. Hemphill                     Officer)

          A. Robert Abboud                     Director

           James W. Cozad                      Director

         James A. Henderson                    Director

         Robert B. McKersie                    Director

           Leo F. Mullin                       Director     George A. Ranney, Jr.
                                                        By: ___________________
                                                            George A. Ranney, Jr.
         Donald S. Perkins                     Director      Attorney-in-fact
                                                              March 27, 1997

         Jean-Pierre Rosso                     Director

          Joshua I. Smith                      Director

          Nancy H. Teeters                     Director

          Arnold R. Weber                      Director


                                 EXHIBIT INDEX

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
  3.(i)    Copy of Certificate of Incorporation, as amended, of
           the Company. (Filed as Exhibit 3.(i) to the Company's
           Annual Report on Form 10-K for the year ended December
           31, 1995, and incorporated by reference herein.)             --
  3.(ii)   Copy of By-laws, as amended, of the Company. (Filed as
           Exhibit 3.(ii) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1995,
           and incorporated by reference herein.)                       --
  4.A      Copy of Certificate of Designations, Preferences and
           Rights of Series A $2.40 Cumulative Convertible Pre-
           ferred Stock of the Company. (Filed as part of Exhibit
           B to the definitive Proxy Statement of Inland Steel
           Company dated March 21, 1986 that was furnished to
           stockholders in connection with the annual meeting
           held April 23, 1986, and incorporated by reference
           herein.)                                                     --
  4.B      Copy of Certificate of Designation, Preferences and
           Rights of Series D Junior Participating Preferred
           Stock of the Company. (Filed as Exhibit 4-D to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1987, and incorporated by ref-
           erence herein.)                                              --
  4.C      Copy of Rights Agreement, dated as of November 25,
           1987, as amended and restated as of May 24, 1989, be-
           tween the Company and The First National Bank of Chi-
           cago, as Rights Agent (Harris Trust and Savings Bank,
           as successor Rights Agent). (Filed as Exhibit 1 to the
           Company's Current Report on Form 8-K filed on May 24,
           1989, and incorporated by reference herein.)                 --
  4.D      Copy of Certificate of Designations, Preferences and
           Rights of Series E ESOP Convertible Preferred Stock of
           the Company. (Filed as Exhibit 4-F to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1989, and incorporated by reference herein.)        --
  4.E      Copy of Subordinated Voting Note due December 17, 1999
           in the amount of $100,000,000 from the Company to NS
           Finance III, Inc. (Filed as Exhibit 4.8 to Form S-3
           Registration Statement No. 33-62897, and incorporated
           by reference herein.)                                        --
  4.F      Copy of Indenture dated as of December 15, 1992, be-
           tween the Company and Harris Trust and Savings Bank,
           as Trustee, respecting the Company's $150,000,000 12
           3/4% Notes due December 15, 2002. (Filed as Exhibit 4-
           G to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1992, and incorporated
           by reference herein.)                                        --
  4.G      Copy of Supplemental Indenture dated as of June 19,
           1996 between the Company and Harris Trust and Savings
           Bank, as Trustee, respecting the Company's
           $150,000,000 12 3/4% Notes. (Filed as Exhibit 4.G to
           the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1996, and incorporated by ref-
           erence herein.)                                              --
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

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
           B-1(j) and B-1(k), filed with Steel Company's Current
           Report on Form 8-K for the month of April, 1940; (vi)
           Exhibit B-2, filed with Steel Company's Registration
           Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-
           1(l), filed with Steel Company's Current Report on
           Form 8-K for the month of January, 1945; (viii) Ex-
           hibit 1, filed with Steel Company's Current Report on
           Form 8-K for the month of November, 1946; (ix) Exhibit
           1, filed with Steel Company's Current Report on Form
           8-K for the months of July and August, 1948; (x) Ex-
           hibits B and C, filed with Steel Company's Current Re-
           port on Form 8-K for the month of March, 1952; (xi)
           Exhibit A, filed with Steel Company's Current Report
           on Form 8-K for the month of July, 1956; (xii) Exhibit
           A, filed with Steel Company's Current Report on Form
           8-K for the month of July, 1957; (xiii) Exhibit B,
           filed with Steel Company's Current Report on Form 8-K
           for the month of January, 1959; (xiv) the Exhibit
           filed with Steel Company's Current Report on Form 8-K
           for the month of December, 1967; (xv) the Exhibit
           filed with Steel Company's Current Report on Form 8-K
           for the month of April, 1969; (xvi) the Exhibit filed
           with Steel Company's Current Report on Form 8-K for
           the month of July, 1970; (xvii) the Exhibit filed with
           the amendment on Form 8 to Steel Company's Current Re-
           port on Form 8-K for the month of April, 1974; (xviii)
           Exhibit B, filed with Steel Company's Current Report
           on Form 8-K for the month of September, 1975; (xix)
           Exhibit B, filed with Steel Company's Current Report
           on Form 8-K for the month of January, 1977; (xx) Ex-
           hibit C, filed with Steel Company's Current Report on
           Form 8-K for the month of February, 1977; (xxi) Ex-
           hibit B, filed with Steel Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1978;
           (xxii) Exhibit B, filed with Steel Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30,
           1980; (xxiii) Exhibit 4-D, filed with Steel Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1980; (xxiv) Exhibit 4-D, filed with
           Steel Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1982; (xxv) Exhibit 4-
           E, filed with Steel Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1983;
           (xxvi) Exhibit 4(i) filed with the Steel Company's
           Registration Statement on Form S-2 (No. 33-43393);
           (xxvii) Exhibit 4 filed with Steel Company's Current
           Report on Form 8-K dated June 23, 1993; (xxviii) Ex-
           hibit 4.C filed with the Steel Company's Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995;
           (xxix) Exhibit 4.C filed with the Steel Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995; and (xxx) Exhibit 4.C filed with
           Steel Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1996.                                 --
  4.I      Copy of consolidated reprint of First Mortgage Inden-
           ture, dated April 1, 1928, between Inland Steel Com-
           pany and First Trust and Savings Bank and Melvin A.
           Traylor, as Trustees, as amended and supplemented by
           all supplemental indentures thereto, to and including
           the Thirteenth Supplemental Indenture. (Filed as Ex-
           hibit 4-E to Form S-1 Registration Statement No. 2-
           9443, and incorporated by reference herein.)                 --
           [The registrant hereby agrees to provide a copy of any
           other agreement relating to long-term debt at the re-
           quest of the Commission.]
 10.A*     Copy of Inland Steel Industries, Inc. Annual Incentive
           Plan, as amended. (Filed as Exhibit 10.A to the
           Company's Quarterly Report on Form 10-Q for the quar-
           ter ended September 30, 1995, and incorporated by ref-
           erence herein.)                                              --
 10.B*     Copy of Ryerson Tull Annual Performance Improvement
           Incentive Plan. (Filed as Exhibit 10.23 to the Ryerson
           Tull, Inc. Annual Report on Form 10-K for the fiscal
           year ended December 31, 1996, and incorporated by ref-
           erence herein.)                                              --

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
 10.C*     Copy of Inland Steel Industries, Inc. Special Achieve-
           ment Award Plan. (Filed as Exhibit 10-I to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1987, and incorporated by ref-
           erence herein.)                                              --
 10.D*     Copy of Ryerson Tull 1996 Incentive Stock Plan. (Filed
           as Exhibit 10.11 to the Ryerson Tull, Inc. Annual Re-
           port on Form 10-K for the fiscal year ended December
           31, 1996, and incorporated by reference herein.)             --
 10.E*     Copy of Inland 1995 Incentive Stock Plan. (Filed as
           Exhibit A to the Company's definitive Proxy Statement
           dated April 17, 1995 that was furnished to stockhold-
           ers in connection with the annual meeting held May 24,
           1995, and incorporated by reference herein.)                 --
 10.F*     Copy of Inland 1992 Incentive Stock Plan, as amended.
           (Filed as Exhibit 10.C to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995,
           and incorporated by reference herein.)                       --
 10.G*     Copy of Inland 1988 Incentive Stock Plan, as amended.
           (Filed as Exhibit 10.B to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995,
           and incorporated by reference herein.)                       --
 10.H*     Copy of Inland 1984 Incentive Stock Plan, as amended.
           (Filed as Exhibit 10.A to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995,
           and incorporated by reference herein.)                       --
 10.I*     Copy of Inland Steel Industries Non-Qualified Thrift
           Plan, as amended. (Filed as Exhibit 10.D to the
           Company's Quarterly Report on Form 10-Q for the quar-
           ter ended June 30, 1995, and incorporated by reference
           herein.)                                                     --
 10.J*     Copy of Inland 1992 Stock Plan for Non-Employee Direc-
           tors, as amended. (Filed as Exhibit 10.E to the
           Company's Quarterly Report on Form 10-Q for the quar-
           ter ended June 30, 1995, and incorporated by reference
           herein.)                                                     --
 10.K*     Copy of Inland Steel Industries Supplemental Retire-
           ment Benefit Plan for Covered Employees, as amended.
           (Filed as Exhibit 10.I to the Company's Annual Report
           on Form 10-K for the fiscal year ended December 31,
           1993, and incorporated by reference herein.)                 --
 10.L*     Copy of Inland Steel Industries Special Retirement
           Benefit Plan for Covered Employees, as amended. (Filed
           as Exhibit 10.J to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1993, and
           incorporated by reference herein.)                           --
 10.M*     Copy of Ryerson Tull, Inc. Supplemental Retirement
           Plan for Covered Employees. (Filed as Exhibit 10.10 to
           the Ryerson Tull, Inc. Registration Statement on Form
           S-1 (File No. 333-3235), and incorporated by reference
           herein.)                                                     --
 10.N*     Copy of the Inland Steel Industries Deferred Compensa-
           tion Plan for Certain Employees, as amended. (Filed as
           Exhibit 10.J to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994, and
           incorporated by reference herein.)                           --
 10.O*     Copy of the Inland Steel Industries Deferred Compensa-
           tion Plan for Directors, as amended. (Filed as Exhibit
           10.L to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1992, and incorpo-
           rated by reference herein.)                                  --
 10.P*     Copy of Inland Steel Industries Terminated Retirement
           Plan for Non-Employee Directors. (Filed as Exhibit
           10.M to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1995, and incorpo-
           rated by reference herein.)                                  --

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
 10.Q*     Copy of Inland Steel Industries, Inc. Deferred Phantom
           Stock Unit Plan for Non-Employee Directors. (Filed as
           Exhibit 10.N to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1995, and
           incorporated by reference herein.)                           --
 10.R*     Copy of Outside Directors Accident Insurance Policy.
           (Filed as Exhibit 10-F to Inland Steel Company's An-
           nual Report on Form 10-K for the fiscal year ended De-
           cember 31, 1983, and incorporated by reference here-
           in.)                                                         --
 10.S.(1)* Copy of form of Severance Agreement, dated March 27,
           1996, between the Company and each of the four execu-
           tive officers of the Company identified on the exhibit
           relating to terms and conditions of termination of em-
           ployment following a change in control of the Company.
           (Filed as Exhibit 10.A to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended March 31,
           1996, and incorporated by reference herein.)                 --
 10.S(2)*  Amended listing of executive officers of the Company who are parties to the form of Severance Agreement
           dated March 27, 1996 in Exhibit 10.S.(1) hereof.......
 10.S.(3)* Copy of form of Change in Control Agreements dated
           March 27, 1996 between the Company and the parties
           listed on the schedule thereto. (Filed as Exhibit 10.5
           to the Ryerson Tull, Inc. Form S-1 Registration State-
           ment No. 333-3235, and incorporated by reference here-
           in.)                                                         --
 10.S.(4)* Copy of Form of Change in Control Agreements dated as of June 10, 1996 between Ryerson Tull, Inc. and the
           parties listed on the Schedule thereto. (Filed as Ex-
           hibit 10.7 to the Ryerson Tull, Inc. Registration
           Statement on Form S-1 (File No. 333-3235), and incor-
           porated by reference herein.)                                --
 10.S.(5)* Copy of Change in Control Agreement dated as of June
           10, 1996 between Ryerson Tull, Inc. and Neil S.
           Novich. (Filed as Exhibit 10.8 to the Ryerson Tull,
           Inc. Registration Statement on Form S-1 (File No. 333-
           3235), and incorporated by reference herein.)                --
 10.S.(6)* Change in Control Agreement dated as of March 27, 1996 between the Company and Neil S. Novich. (Filed as Ex-
           hibit 10.6 to the Ryerson Tull, Inc. Form S-1 Regis-
           tration Statement No. 333-3235, and incorporated by
           reference herein.)                                           --
 10.S.(7)* Copy of Severance Agreement dated June 28, 1989 be-
           tween the Company and Judd R. Cool. (Filed as Exhibit
           10-0-(2) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989, and in-
           corporated by reference herein.)                             --
 10.T.*    Copy of Employment Agreement dated as of April 8, 1994
           between the Company and Neil S. Novich. (Filed as Ex-
           hibit 10.N.(8) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994, and
           incorporated by reference herein.)                           --
 10.U.*    Copy of Assumption and Amendment Agreement dated July
           24, 1996 by and among Inland Steel Industries, Inc.,
           Ryerson Tull, Inc. and Neil S. Novich. (Filed as Ex-
           hibit 10.A to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1996, and in-
           corporated by reference herein.)                             --
 10.V.(1)* Copy of Employment Agreement between the Company and
           Carl G. Lusted, dated June 27, 1990. (Filed as Exhibit
           10.4 to Ryerson Tull, Inc.'s Registration Statement on
           Form S-1 (File No. 333-3235), and incorporated by ref-
           erence herein.)                                              --
 10.V.(2)* Copy of Assumption and Amendment Agreement dated Janu-
           ary 22, 1997 by and among the Company, Ryerson Tull,
           Inc. and Carl G. Lusted. (Filed as Exhibit 10.6 to the
           Ryerson Tull, Inc. Annual Report on Form 10-K for the
           fiscal year ended December 31, 1996, and incorporated
           by reference herein.)                                        --

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
 10.W.(1)* Copy of letter to Judd R. Cool dated September 2, 1987 relating to terms and conditions of employment. (Filed
           as Exhibit 10-K to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1987, and
           incorporated by reference herein.)                           --
 10.W.(2)* Copy of letter agreement dated November 23, 1987 be-
           tween the Company and Judd R. Cool. (Filed as Exhibit
           10-L to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1987, and incorpo-
           rated by reference herein.)                                  --
 10.W.(3)* Copy of letter agreement dated December 10, 1993 be-
           tween the Company and Judd R. Cool restating certain
           provisions of the September 2, 1987 and November 23,
           1987 letters in Exhibits 10.S.(1) and (2). (Filed as
           Exhibit 10.P.(3) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1993,
           and incorporated by reference herein.)                       --
 10.X*     Copy of letter to H. William Howard dated July 17,
           1990 relating to terms and conditions of employment.
           (Filed as Exhibit 10-P to the Company's Annual Report
           on Form 10-K for the fiscal year ended December 31,
           1990, and incorporated by reference herein.)                 --
 10.Y      Copy of Stock Purchase Agreement, dated as of July 7,
           1989, between the Company and Harris Trust and Savings
           Bank, as ESOP Trustee. (Filed as Exhibit 4-G to the
           Company's Quarterly Report on Form 10-Q for the quar-
           ter ended June 30, 1989, and incorporated by reference
           herein.)                                                     --
 10.Z.(1)  Copy of Letter Agreement dated December 18, 1989 among the Company, Nippon Steel Corporation and NS Finance
           III, Inc. (an indirectly wholly owned subsidiary of
           Nippon Steel Corporation) relating to sale to NS Fi-
           nance III, Inc. of 185,000 shares of Series F Ex-
           changeable Preferred Stock of the Company. (Filed as
           Exhibit 4(b) to the Company's Current Report on Form
           8-K filed on December 18, 1989, and incorporated by
           reference herein.)                                           --
 10.Z.(2)  Copy of Steel Technology Agreement dated as of July
           14, 1989 between Inland Steel Company and Nippon Steel
           Corporation relating to technology sharing between the
           signatories. (Filed as Exhibit 10-S-(2) to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1989, and incorporated by ref-
           erence herein.)                                              --
 10.Z.(3)  Copy of Basic Agreement dated as of July 21, 1987 be-
           tween the Company and Nippon Steel Corporation relat-
           ing to the I/N Tek joint venture. (Filed as Exhibit
           10-S-(3) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989, and in-
           corporated by reference herein.)                             --
 10.Z.(4)  Copy of Partnership Agreement dated as of July 21,
           1987 between ISC Tek, Inc. (an indirectly wholly owned
           subsidiary of the Company) and NS Tek, Inc. (an indi-
           rectly wholly owned subsidiary of Nippon Steel Corpo-
           ration) relating to the I/N Tek joint venture. (Filed
           as Exhibit 10-S-(4) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1989,
           and incorporated by reference herein.)                       --
 10.Z.(5)  Copy of Basic Agreement dated as of September 12, 1989 between the Company and Nippon Steel Corporation re-
           lating to the I/N Kote joint venture. (Filed as Ex-
           hibit 10-S-(5) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989, and
           incorporated by reference herein.)                           --

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
 10.Z.(6)  Copy of Partnership Agreement dated as of September
           12, 1989 between ISC Kote, Inc. (an indirectly wholly
           owned subsidiary of the Company) and NS Tek, Inc. (an
           indirectly wholly owned subsidiary of Nippon Steel
           Corporation) relating to the I/N Kote joint venture.
           (Filed as Exhibit 10-S-(6) to the Company's Annual Re-
           port on Form 10-K for the fiscal year ended December
           31, 1989, and incorporated by reference herein.)             --
 10.Z.(7)  Copy of Substrate Supply Agreement dated as of Septem-
           ber 12, 1989 between Inland Steel Company and I/N
           Kote, an Indiana general partnership. (Filed as Ex-
           hibit 10-S-(7) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989, and
           incorporated by reference herein.)                           --
 10.Z.(8)  Copy of First Amendment to Substrate Supply Agreement
           dated as of May 1, 1990 between Inland Steel Company
           and I/N Kote relating to the I/N Kote joint venture.
           (Filed as Exhibit
           10-R-(8) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1990, and in-
           corporated by reference herein.)                             --
 10.Z.(9)  Copy of Letter Agreement dated as of May 1, 1990 among
           I/N Kote, the Company and Nippon Steel Corporation re-
           lating to partner loans. (Filed as Exhibit 10-R-(9) to
           the Company's Annual Report on Form 10-K for the fis-
           cal year ended December 31, 1990, and incorporated by
           reference herein.)                                           --
 10.Z.(10) Copy of First Amendment to I/N Kote Basic Agreement
           dated as of May 1, 1990 between the Company and Nippon
           Steel Corporation relating to the I/N Kote joint ven-
           ture. (Filed as Exhibit 10-R-(10) to the Company's An-
           nual Report on Form 10-K for the fiscal year ended De-
           cember 31, 1990, and incorporated by reference here-
           in.)                                                         --
 10.Z.(11) Copy of Letter Agreement dated as of April 19, 1990 between the Company and Nippon Steel Corporation re-
           lating to capital contributions to I/N Tek. (Filed as
           Exhibit 10-R-(11) to Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1990, and
           incorporated by reference herein.)                           --
 10.Z.(12) Copy of Letter Agreement dated April 20, 1990 between
           ISC Tek, Inc. (an indirectly wholly owned subsidiary
           of the Company) and NS Tek, Inc. (an indirectly wholly
           owned subsidiary of Nippon Steel Corporation) relating
           to amendment of the partnership agreement of I/N Tek.
           (Filed as Exhibit 10-R-(12) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1990, and incorporated by reference herein.)             --
 10.Z.(13) Copy of CCM Override Amendment dated as of April 20,
           1990 among the Company; Nippon Steel Corporation; In-
           land Steel Company; ISC Tek, Inc.; I/N Tek; NS Sales,
           Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as
           Exhibit 10-R-(13) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1990,
           and incorporated by reference herein.)                       --
 10.AA     Copy of Inland Steel Industries Thrift Plan ESOP
           Trust, dated July 7, 1989, between the Company and
           Harris Trust and Savings Bank, as ESOP Trustee. (Filed
           as Exhibit 10-P to the Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1989, and in-
           corporated by reference herein.)                             --
 10.BB     Copy of First Amendment dated July 1, 1996 between the
           Company and LaSalle National Trust, N.A. as Successor
           ESOP Trustee, to the Inland Steel Industries Thrift
           Plan ESOP Trust, dated July 7, 1989, between the Com-
           pany and Harris Trust and Savings Bank, as ESOP Trust-
           ee....................................................

                                                                    SEQUENTIAL
  EXHIBIT                                                              PAGE
  NUMBER                    DOCUMENT DESCRIPTION                      NUMBER
  -------                   --------------------                    ----------
 10.CC     Copy of Letter Agreement dated March 1, 1991 between
           Nippon Steel Corporation and the Company regarding Se-
           ries F Exchangeable Preferred Stock. (Filed as Exhibit
           10-U to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1990, and incorpo-
           rated by reference herein.)                                  --
 10.DD     Copy of Letter Agreement dated May 10, 1991 by and be-
           tween Nippon Steel Corporation and the Company relat-
           ing to Letter Agreement dated December 18, 1989.
           (Filed as Exhibit 10-V to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended March 31,
           1991, and incorporated by reference herein.)                 --
 11        Statement of Earnings per Share of Common Stock.......
 13        Information incorporated by reference from Annual Re-
           port to Stockholders for the fiscal year ended Decem-
           ber 31, 1996..........................................
 21        List of certain subsidiaries of the Company...........
 23        Consent of Independent Accountants, appearing on page
           30 of this Annual Report on Form 10-K                        --
 24        Powers of attorney....................................
 27        Financial Data Schedules..............................
 99        Letter to stockholders of common stock of the Company
           dated December 22, 1987 explaining Stockholder Rights
           Plan adopted by Board of Directors on November 25,
           1987. (Filed as Exhibit 3 to the Company's Current Re-
           port on Form 8-K filed on December 18, 1987, and in-
           corporated by reference herein.)                             --