Form 10-Q
period 1997-03-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1997-05-14
CIK 790528

                                                            First Quarter - 1997



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                     For the period ended March 31, 1997

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


                         INLAND STEEL INDUSTRIES, INC.

                           (a Delaware Corporation)
                             30 West Monroe Street
                            Chicago, Illinois 60603
                          Telephone:  (312) 346-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,911,904 shares of the Company's Common Stock ($1.00 par value) were outstanding as of May 5, 1997.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
               Consolidated Statement of Operations (Unaudited)
===============================================================================


                                                    Dollars in Millions
                                                  (except per share data)
                                                  -----------------------
                                                    Three Months Ended
                                                         March 31
                                                  -----------------------
                                                     1997         1996
                                                  -----------  ----------

NET SALES                                            $1,207.3    $1,180.9
                                                     --------    --------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                                   1,039.7     1,042.1
 Selling, general and administrative expenses            55.7        52.8
 Depreciation                                            39.1        36.8
                                                     --------    --------
     Total                                            1,134.5     1,131.7
                                                     --------    --------
OPERATING PROFIT                                         72.8        49.2
General corporate expense, net of income items            1.3         1.3
Interest and other expense on debt                       16.4        19.9
                                                     --------    --------
INCOME BEFORE INCOME TAXES                               55.1        28.0
PROVISION FOR INCOME TAXES                               21.7        10.8
                                                     --------    --------
INCOME BEFORE MINORITY INTEREST                          33.4        17.2

MINORITY INTEREST IN RYERSON TULL, INC.                   2.2           -
                                                     --------    --------

NET INCOME                                           $   31.2    $   17.2
                                                     ========    ========

EARNINGS PER SHARE OF COMMON STOCK

 Primary                                             $    .59    $    .31
                                                     ========    ========

 Fully Diluted                                       $    .56    $    .29
                                                     ========    ========

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
               Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                                          Dollars in Millions
                                                                        -----------------------
                                                                           Three Months Ended
                                                                                 March 31
                                                                        ----------------------
                                                                           1997         1996
                                                                        ----------    --------
OPERATING ACTIVITIES
  Net income                                                                $  31.2    $ 17.2
                                                                            -------    ------
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation                                                               39.3      37.0
    Deferred employee benefit cost                                              3.3       6.4
    Deferred income taxes                                                      13.5       3.6
    Change in: Receivables                                                    (36.5)    (17.9)
               Inventories                                                    (29.4)    (31.2)
               Accounts payable                                               (17.5)      1.0
               Accrued salaries and wages                                      (7.5)    (16.6)
               Other accrued liabilities                                       12.1      13.6
    Other items                                                                11.5       1.9
                                                                            -------    ------
    Net adjustments                                                           (11.2)     (2.2)
                                                                            -------    ------
    Net cash provided from operating activities                                20.0      15.0
                                                                            -------    ------
INVESTING ACTIVITIES
  Acquisitions (Note 2)                                                      (130.2)        -
  Capital expenditures                                                        (19.8)    (32.0)
  Investments in and advances to joint ventures, net                            2.2       4.3
  Proceeds from sales of assets                                                 4.1       1.3
                                                                            -------    ------
    Net cash used for investing activities                                   (143.7)    (26.4)
                                                                            -------    ------
FINANCING ACTIVITIES
  Long-term debt retired                                                       (6.2)     (5.4)
  Reduction of debt assumed in acquisitions                                   (22.6)        -
  Short-term borrowing                                                          8.0         -
  Dividends paid                                                               (2.5)     (2.6)
  Acquisition of treasury stock                                                (1.3)     (1.1)
                                                                            -------    ------
    Net cash used for financing activities                                    (24.6)     (9.1)
                                                                            -------    ------
Net decrease in cash and cash equivalents                                    (148.3)    (20.5)
Cash and cash equivalents - beginning of year                                 238.0     267.4
                                                                            -------    ------
Cash and cash equivalents - end of period                                   $  89.7    $246.9
                                                                            =======    ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                                    $  19.4    $  8.7
    Income tax, net                                                              .9       1.2

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheet
================================================================================



                                                                        Dollars in Millions
                                                         --------------------------------------------------
                                                             March 31, 1997             December 31, 1996
                                                         ----------------------      ----------------------
ASSETS                                                         (unaudited)
------
  CURRENT ASSETS
    Cash and cash equivalents                                          $   89.7                    $  238.0
    Receivables                                                           547.5                       464.7
    Inventories - principally at LIFO
      In process and finished products                   $  546.2                    $  418.4
      Raw materials and supplies                             52.4         598.6          76.2         494.6
                                                         --------                    --------
    Deferred income taxes                                                  31.8                        30.5
                                                                       --------                    --------
       Total current assets                                             1,267.6                     1,227.8

  INVESTMENTS AND ADVANCES                                                247.8                       252.1

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                               4,568.9                     4,536.1
    Less: Reserve for depreciation,
           amortization and depletion                     2,834.8                     2,798.4
          Allowance for terminated facilities               100.7       1,633.4         100.7       1,637.0
                                                         --------                    --------

  DEFERRED INCOME TAXES                                                   272.1                       287.5

  INTANGIBLE PENSION ASSET                                                 76.3                        76.3

  OTHER ASSETS                                                            100.3                        60.9
                                                                       --------                    --------
          Total Assets                                                 $3,597.5                    $3,541.6
                                                                       ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                                                   $  329.0                    $  321.4
    Accrued liabilities                                                   208.0                       195.8
    Notes payable                                                           8.0                           -
    Long-term debt due within one year                                     24.0                        19.6
                                                                       --------                    --------
          Total current liabilities                                       569.0                       536.8

  LONG-TERM DEBT                                                          762.6                       773.2

  DEFERRED EMPLOYEE BENEFITS                                            1,304.9                     1,301.6

  OTHER CREDITS                                                            59.2                        59.9
                                                                       --------                    --------
          Total liabilities                                             2,695.7                     2,671.5

  MINORITY INTEREST IN RYERSON TULL, INC.                                  51.2                        49.0

  COMMON STOCK REPURCHASE COMMITMENT                                       31.0                        32.1

  STOCKHOLDERS' EQUITY (Schedule A)                                       819.6                       789.0
                                                                       --------                    --------
          Total Liabilities, Temporary Equity,
            and Stockholders' Equity                                   $3,597.5                    $3,541.6
                                                                       ========                    ========

                See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements  (Unaudited)

================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1996.

NOTE 2/ACQUISITIONS

During the first quarter of 1997, the Company, through its majority-owned subsidiary Ryerson Tull, Inc., acquired Thypin Steel Co., Inc. and Cardinal Metals, Inc. for an aggregate $130.2 million in cash. The acquisitions were accounted for as purchases. Results of operations since acquisition for each company are included in consolidated results. The pro forma effect for 1997 and 1996 had these acquisitions occurred at the beginning of each such year is not material.


NOTE 3/EARNINGS PER SHARE

The Company is required to adopt Financial Accounting Standards Board Statement No. 128, "Earnings per Share," at year-end 1997. Basic and Diluted Earning per Share as defined in that Statement are not materially different from the Primary and Fully Diluted Earning per Share amounts presented.


NOTE 4/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, decreased to $49 million on March 31, 1997 from $53 million on December 31, 1996.

Item 2.


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS - Comparison of First Quarter 1997 to First Quarter 1996
------------------------------------------------------------------------------

      The Company reported consolidated net income of $31.2 million for the first quarter of 1997 compared with net income of $17.2 million in the comparable year-earlier period. Increased operating profit at the Steel Manufacturing segment was the principal reason for the improvement. Also contributing to the higher net income was lower consolidated interest expense resulting from the recapitalization of the Company in the second and third quarter of 1996, and the $85 million payment in December of 1996 on the Company's Subordinated Voting Note.

      Consolidated net sales increased 2 percent to $1.21 billion in the 1997 first quarter from $1.18 billion in the year-ago quarter due to the inclusion of net sales related to the Materials Distribution segment acquisitions discussed below. Excluding the acquisitions, net sales decreased less than 1 percent.

      The Steel Manufacturing segment's net sales of $606.6 million in the first quarter of 1997 represented a 1 percent reduction from a year ago. While the volume of steel mill products shipped decreased 5 percent to 1,260,000 tons, the average selling price increased 4 percent from the 1996 first quarter. As a result of the higher average selling price and a lower operating cost per ton, operating profit increased to $38.3 million from $12.6 million a year earlier.

      In March, the Company, through its Inland Steel Company subsidiary, announced that it reached an agreement to sell its 15 percent interest in the Wabush Iron Ore mine. The transaction is expected to be completed during the 1997 second quarter.

      Net sales at the Materials Distribution segment increased 6 percent to $660.7 million due to the inclusion of results of Thypin Steel Co., Inc. and Cardinal Metals, Inc. since the dates of their acquisitions. Increases in volume at Ryerson and Tull, excluding that related to the acquisitions, were offset by lower average selling price. Operating profit in the current quarter declined $1.6 million to $35.0 million due primarily to the lower average selling price. The 1997 first quarter was favorably impacted by a $2.0 million pretax gain on the sale of the segment's Jersey City plant, which was closed in 1995.

Liquidity and Financing
-----------------------

      The Company's cash and cash equivalents were $89.7 million at March 31, 1997, compared with $238.0 million at year-end 1996. The decrease was primarily due to the acquisitions at the Materials Distribution segment and the repayment of debt assumed in the acquisitions. At March 31, 1997, there was $8 million of short-term borrowing compared with no short-term borrowing at year-end 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------


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

  11      Statement of Earnings per Share of Common Stock.

  27      Financial Data Schedule.

  (b)     Reports on Form 8-K.

          The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1997.

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


Date: May 12, 1997

                                                            Part I -- Schedule A
                                                            --------------------

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                   Dollars in Millions
                                                      ---------------------------------------------
                                                         March 31, 1997         December 31, 1996
                                                      --------------------     --------------------
                                                          (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
    - 94,201 shares issued and outstanding as of
      March 31, 1997 and December 31, 1996                        $     .1                 $     .1

  Series E preferred stock ($1 par value)
    - 3,052,019 shares and 3,080,790 shares
      issued and outstanding as of March 31,
      1997 and December 31, 1996, respectively                         3.1                      3.1

  Common stock ($1 par value)
    - 50,556,350 shares issued as of March 31,
      and December 31, 1996                                           50.6                     50.6

  Capital in excess of par value                                   1,043.7                  1,045.8

  Accumulated deficit
    Balance beginning of year                         $(146.0)                 $(172.8)

    Net income                                           31.2                     45.7

    Dividends
      Series A preferred stock -
        $.60 per share in 1997 and
        $2.40 per share in 1996                           (.1)                     (.2)
      Series E preferred stock -
        $3.523 per share in 1996                            -                    (11.0)
        Income tax benefit - Series E dividend              -                      2.1
      Common stock -
        $.05 per share in 1997 and
        $.20 per share in 1996                           (2.4)      (117.3)       (9.8)      (146.0)
                                                      -------                  -------

  Unearned compensation related to ESOP                              (77.2)                   (79.4)
  Common stock repurchase commitment                                 (31.0)                   (32.1)
  Investment valuation allowance                                      (5.1)                    (4.8)
  Unearned restricted stock award compensation                         (.5)                     (.8)
  Treasury stock, at cost
   - 1,647,299 shares and 1,647,954
     shares as of March 31, 1997 and
     December 31, 1996, respectively                                 (43.5)                   (44.2)
  Cumulative translation adjustment                                   (3.3)                    (3.3)
                                                                  --------                 --------

          Total Stockholders' Equity                              $  819.6                 $  789.0
                                                                  ========                 ========

                                                            Part I -- Schedule B
                                                            --------------------


            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       Summary Financial Information for Business Segments  (Unaudited)
================================================================================

                                                           Dollars in Millions
                                                          ---------------------
                                                           Three Months Ended
                                                                March 31
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
NET SALES
---------

  Steel Manufacturing Operations                            $606.6       $615.7
  Materials Distribution Operations                          660.7        625.3
  Eliminations and adjustments                               (60.0)       (60.1)
                                                          --------     --------

    Total Net Sales                                       $1,207.3     $1,180.9
                                                          ========     ========

OPERATING PROFIT
----------------

  Steel Manufacturing Operations                             $38.3        $12.6
  Materials Distribution Operations                           35.0         36.6
  Eliminations and adjustments                                 (.5)           -
                                                             -----        -----

    Total Operating Profit                                   $72.8        $49.2
                                                             =====        =====