Form 10-Q
period 1997-06-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1997-08-12
CIK 790528

                                                           Second Quarter - 1997



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM   10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1997

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from          to
                                           ---------  ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,798,226 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 7, 1997.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

 Item 1.  Financial Statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                       Dollars in Millions (except per share data)
                                                     -----------------------------------------------
                                                       Three Months Ended        Six Months Ended
                                                             June 30                 June 30
                                                     -----------------------  ----------------------
                                                        1997         1996        1997        1996
                                                     -----------  ----------  ----------  ----------
NET SALES                                              $1,321.2    $1,163.0    $2,528.5    $2,343.9
                                                       --------    --------    --------    --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                                     1,148.0     1,030.2     2,189.7     2,072.2
 Selling, general and
  administrative expenses                                  58.2        53.1       113.9       106.0
 Depreciation                                              40.2        36.5        79.3        73.3
 Gain from sale of assets (Note 3)                        (15.9)          -       (17.9)          -
                                                       --------    --------    --------    --------

    Total                                               1,230.5     1,119.8     2,365.0     2,251.5
                                                       --------    --------    --------    --------

OPERATING PROFIT                                           90.7        43.2       163.5        92.4

General corporate expense, net of income items             (4.8)        (.5)       (6.1)       (1.8)
Interest and other expense on debt                        (15.5)      (20.1)      (31.9)      (40.0)
Gain from issuance of subsidiary stock                        -        31.4           -        31.4
                                                       --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                 70.4        54.0       125.5        82.0

PROVISION FOR INCOME TAXES                                 27.7        20.3        49.4        31.1
                                                       --------    --------    --------    --------

INCOME BEFORE MINORITY INTEREST                            42.7        33.7        76.1        50.9

MINORITY INTEREST IN RYERSON TULL, INC.                     2.6           -         4.8           -
                                                       --------    --------    --------    --------

INCOME BEFORE EXTRAORDINARY LOSS                           40.1        33.7        71.3        50.9
EXTRAORDINARY LOSS ON EARLY
 RETIREMENT OF DEBT                                           -        14.5           -        14.5
                                                       --------    --------    --------    --------

NET INCOME                                             $   40.1    $   19.2    $   71.3    $   36.4
                                                       ========    ========    ========    ========

EARNINGS PER SHARE OF COMMON STOCK:

 Primary:
   Before extraordinary loss                           $    .77    $    .65    $   1.36    $    .96
   Extraordinary loss on early retirement of debt             -        (.30)          -        (.30)
                                                       --------    --------    --------    --------
   Net income                                          $    .77    $    .35    $   1.36    $    .66
                                                       ========    ========    ========    ========

 Fully Diluted:
   Before extraordinary loss                           $    .73    $    .61    $   1.29    $    .90
   Extraordinary loss on early retirement of debt             -        (.28)          -        (.28)
                                                       --------    --------    --------    --------
   Net income                                          $    .73    $    .33    $   1.29    $    .62
                                                       ========    ========    ========    ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                Consolidated Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                         Dollars in Millions
                                                        ----------------------
                                                           Six Months Ended
                                                                June 30
                                                        ----------------------
                                                            1997        1996
                                                        ------------  --------
OPERATING ACTIVITIES
  Net income                                               $   71.3   $  36.4
                                                           --------   -------
  Adjustments to reconcile net income to net
  cash provided from operating activities:
    Depreciation                                               79.6      73.6
    Deferred employee benefit cost                              7.2      11.0
    Deferred income taxes                                      21.4       8.9
    Gain from sale of assets                                  (17.9)        -
    Gain from issuance of subsidiary stock                        -     (31.4)
    Change in:   Receivables                                  (40.3)    (15.9)
                 Inventories                                   (2.8)     (4.3)
                 Accounts payable                             (11.0)    (23.5)
                 Accrued salaries and wages                    (5.1)    (17.4)
                 Other accrued liabilities                      7.1      18.6
    Other deferred items                                        9.1       1.5
                                                           --------   -------
    Net adjustments                                            47.3      21.1
                                                           --------   -------
    Net cash provided from operating activities               118.6      57.5
                                                           --------   -------

INVESTING ACTIVITIES
  Acquisitions (Note 2)                                      (130.4)       -
  Capital expenditures                                        (48.9)    (74.4)
  Investments in and advances to joint ventures, net            5.9       7.6
  Proceeds from sale of assets                                 31.7       4.9
                                                           --------   -------
    Net cash used for investing activities                   (141.7)    (61.9)
                                                           --------   -------
FINANCING ACTIVITIES
  Reduction of debt assumed in acquisitions                   (22.6)        -
  Issuance of subsidiary stock                                    -      77.1
  Long-term debt retired                                       (9.8)   (153.2)
  Dividends paid                                              (10.4)    (10.5)
  Acquisition of treasury stock                                (5.0)     (2.2)
                                                           --------   -------

    Net cash used for financing activities                    (47.8)    (88.8)
                                                           --------   -------

  Net decrease in cash and cash equivalents                   (70.9)    (93.2)
  Cash and cash equivalents - beginning of year               238.0     267.4
                                                           --------   -------
  Cash and cash equivalents - end of period                $  167.1   $ 174.2
                                                           ========   =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                   $   32.1   $  37.4
    Income taxes, net                                          22.7       5.2


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                           Dollars in Millions
                                                                ---------------------------------------
                                                                   June 30, 1997      December 31, 1996
                                                                -------------------  ------------------
ASSETS                                                              (unaudited)
------
  CURRENT ASSETS
    Cash and cash equivalents                                              $  167.1            $  238.0
    Receivables                                                               549.5               464.7
    Inventories - principally at LIFO
      In process and finished products                          $  522.5             $  418.4
      Raw materials and supplies                                    49.1      571.6      76.2     494.6
                                                                --------             --------
    Deferred income taxes                                                      31.5                30.5
                                                                           --------            --------
       Total current assets                                                 1,319.7             1,227.8
  INVESTMENTS AND ADVANCES                                                    253.1               252.1
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                      4,596.2              4,536.1
    Less:    Reserve for depreciation,
               amortization and depletion                        2,872.5              2,798.4
             Allowance for terminated facilities                   100.7    1,623.0     100.7   1,637.0
                                                                --------             --------
  DEFERRED INCOME TAXES                                                       265.5               287.5
  INTANGIBLE PENSION ASSET                                                     76.3                76.3
  OTHER ASSETS                                                                 95.2                60.9
                                                                           --------            --------
        Total Assets                                                       $3,632.8            $3,541.6
                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                       $  340.1            $  321.4
    Accrued liabilities                                                       205.1               195.8
    Long-term debt due within one year                                         23.5                19.6
                                                                           --------            --------
        Total current liabilities                                             568.7               536.8
  LONG-TERM DEBT                                                              759.5               773.2
  DEFERRED EMPLOYEE BENEFITS                                                1,308.8             1,301.6
  OTHER CREDITS                                                                58.4                59.9
                                                                           --------            --------
        Total liabilities                                                   2,695.4             2,671.5
  MINORITY INTEREST IN RYERSON TULL, INC.                                      53.8                49.0
  COMMON STOCK REPURCHASE COMMITMENT                                           28.2                32.1
  STOCKHOLDERS' EQUITY (Schedule A)                                           855.4               789.0
                                                                           --------            --------
        Total Liabilities, Minority Interest, Temporary Equity,
         and Stockholders' Equity                                          $3,632.8            $3,541.6
                                                                           ========            ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements  (Unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1996.

NOTE 2/ACQUISITIONS

During the first quarter of 1997, the Company, through its majority-owned subsidiary Ryerson Tull, Inc., acquired Thypin Steel Co., Inc. and Cardinal Metals, Inc. for an aggregate $130.4 million in cash. The acquisitions were accounted for as purchases. Results of operations since acquisition for each company are included in consolidated results. The pro forma effect for 1997 and 1996 had these acquisitions occurred at the beginning of each such year is not material.

NOTE 3/SALE OF ASSETS

During the second quarter of 1997, the Company realized a pretax gain of $15.9 million associated with the sale of Inland Steel Company's interest in the Wabush iron ore mine ($9.0 million) and Ryerson Tull's sale of its closed Boston plant ($6.9 million).

An additional pretax gain of $2.0 million was realized in the first quarter of 1997 due to the sale of Ryerson Tull's Jersey City Plant.

NOTE 4/EARNINGS PER SHARE

The Company is required to adopt Financial Accounting Standards Board Statement No. 128, "Earnings per Share," at year-end 1997. Basic and diluted earning per share as defined in that Statement are not materially different from the primary and fully diluted earning per share amounts presented.

NOTE 5/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, decreased to $46 million on June 30, 1997 from $53 million on December 31, 1996.

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

RESULTS OF OPERATIONS - Comparison of Second Quarter 1997 to Second Quarter 1996
--------------------------------------------------------------------------------

     The Company reported consolidated net income of $40.1 million, or $.77 per share, in the 1997 second quarter as compared with $19.2 million, $.35 per share, in the year-earlier period. Included in the 1997 second quarter's net income was a pretax gain of $15.9 million ($9.0 million after-tax, or $.18 per share) associated with the sale of Inland Steel Company's interest in an iron ore property and Ryerson Tull's sale of its Boston property. The year-earlier quarter included a $31.4 million pretax gain ($19.5 million after-tax, or $.40 per share) from the issuance of Ryerson Tull Series A common stock and a $14.5 million ($.30 per share) extraordinary after-tax loss from the early retirement of Inland Steel Industries' 12-3/4% Notes.

     Consolidated net sales increased 14 percent to $1.32 billion in the 1997 second quarter from $1.16 billion in the comparable 1996 quarter.

     The Steel Manufacturing segment's net sales of $643.8 million for the quarter represented a 6 percent increase from a year ago. The volume of steel mill products sold increased 4 percent to 1,375,000, tons which is the highest second quarter shipping volume since 1984, and average selling prices were up two percent. As a result, operating profit increased to $49.0 million, including a $9.0 million gain from the sale of the interest in the Wabush iron ore property, from $11.3 million a year earlier.

     The Materials Distribution segment's net sales of $730.0 million increased 20 percent from the same period a year ago. Volume increased 23 percent from the year-ago quarter as higher volume from existing facilities was supplemented by shipments from Thypin Steel and Cardinal Metals, which were acquired in the 1997 first quarter. Lower average selling price, however, put increased pressure on gross margins, offsetting in part the effects of the increase in volume. Further, operating expenses, which declined on a per ton basis, were higher in total from a year ago. Excluding the $6.9 million gain on the sale of the segment's Boston property, operating profit increased $2.7 million from the 1996 second quarter.


Comparison of First Six Months of 1997 to First Six Months of 1996
------------------------------------------------------------------

     The Company reported net income of $71.3 million, $1.36 per share, for the first six months of 1997 compared with net income of $36.4 million, $.66 per share, in the comparable 1996 period. The first six months of 1997 benefited from an after-tax gain of $10.0 million, $.20 per share, from the sale of assets while the 1996 first half included a net gain of $5.0 million, $.10 per share, associated with the Company's recapitalization.

A significant improvement in operating profit at the Steel Manufacturing segment was the principal contributor to the improved results in 1997.

     Consolidated net sales of $2.53 billion for the first six months of 1997 were 8 percent higher than the $2.34 billion realized in the comparable 1996 period.

     The Steel Manufacturing segment's net sales improved two percent from the year-earlier period to $1.25 billion due entirely to higher average selling price as volume remained virtually unchanged. The increase in net sales combined with improved operating cost performance were the primary factors contributing to the $63.4 million year-to-year increase in operating profit. The 1997 first half included the $9.0 million gain from the sale of the Wabush property.

     Net sales for the Materials Distribution segment of $1.39 billion for the 1997 first half were 13 percent higher than the comparable 1996 period. As in the 1997 second quarter, higher shipping levels were offset by lower average selling price and additional operating expense with the result that operating profit, excluding the gain on the sale of assets, remained virtually unchanged from the first six months of 1997.


Liquidity and Financing
-----------------------

     The Company's cash and cash equivalents were $167.1 million at June 30, 1997 compared with $238.0 million at year-end 1996. The decrease was primarily due to the acquisitions at the Materials Distribution segment and the repayment of debt assumed in the acquisitions. There was no short-term borrowing at either date.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) A meeting of stockholders was held on May 28, 1997 and was an annual meeting.

     (b)  No answer is required.

     (c) The election of nine nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

          Nominee                 Affirmative Votes  Votes Withheld
          ----------------------  -----------------  --------------
          A. Robert Abboud             49,766,716         987,830
          Robert J. Darnall            49,704,284       1,050,262
          James A. Henderson           49,940,893         813,653
          Robert B. McKersie           49,929,200         825,345
          Leo  F. Mullin               49,939,832         814,714
          Jean-Pierre Rosso            49,944,375         810,171
          Joshua I. Smith              49,928,619         825,926
          Nancy H. Teeters             49,929,270         825,275
          Arnold R. Weber              49,932,843         821,702

          The results of the voting for the election of Price Waterhouse to audit the accounts of the Company and its subsidiaries for 1997 are as follows:

              For                 Against                       Abstain
              ---                 -------                       -------
          50,236,957              318,968                       198,620

          The results of the voting on the stockholder proposal regarding the spin-off of Ryerson Tull, Inc. (the "Stockholder Proposal") are as follows:

             For            Against          Abstain     Broker Non-Votes
             ---            -------          -------     ----------------
          9,656,310        38,102,331        490,511         2,505,393

          There were no matters voted upon at the meeting, other than voting on the Stockholder Proposal, to which broker non-votes applied.

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

     11      Statement of Earnings per Share of Common Stock.

     27      Financial Data Schedule.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND STEEL INDUSTRIES, INC.



                                   By     James M. Hemphill
                                        -------------------------------------
                                          James M. Hemphill
                                          Controller and
                                           Principal Accounting Officer



Date:  August 12, 1997

                                                            Part I -- Schedule A
                                                            --------------------


             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                    Dollars in Millions
                                                         ------------------------------------------------------------------------
                                                                    June 30, 1997                         December 31, 1996
                                                         -------------------------------------  ---------------------------------
                                                                   (unaudited)
STOCKHOLDERS' EQUITY
------------------------------------------------
  Series A preferred stock ($1 par value)
   -  94,201 shares issued and outstanding as of
      June 30, 1997 and December 31, 1996                                        $     .1                             $     .1
  Series E preferred stock ($1 par value)
   -  3,039,748 shares and 3,080,790 shares
      issued and outstanding as of June 30,
      1997 and December 31, 1996, respectively                                        3.0                                  3.1
  Common stock ($1 par value)
   -  50,556,350 shares issued as of June 30, 1997
      and December 31, 1996                                                          50.6                                 50.6
  Capital in excess of par value                                                  1,042.7                              1,045.8
  Accumulated deficit
   Balance beginning of year                                     $(146.0)                           $(172.8)
   Net income                                                       71.3                               45.7
   Dividends
    Series A preferred stock -
      $1.20 per share in 1997 and
      $2.40 per share in 1996                                        (.1)                               (.2)
    Series E preferred stock -
      $1.7615 per share in 1997 and
      $3.523 per share in 1996                                      (5.5)                             (11.0)
      Income tax benefit - Series E dividend                         1.0                                2.1
    Common stock -
      $.10 per share in 1997 and
      $.20 per share in 1996                                        (4.9)           (84.2)             (9.8)            (146.0)
                                                                 -------                           --------

  Unearned compensation related to ESOP                                             (74.1)                               (79.4)
  Common stock repurchase commitment                                                (28.2)                               (32.1)
  Investment valuation allowance                                                     (4.4)                                (4.8)
  Unearned restricted stock award compensation                                        (.4)                                 (.8)
  Treasury stock, at cost
   -  1,776,984 shares and 1,647,954
      shares as of June 30, 1997 and
      December 31, 1996, respectively                                               (46.4)                               (44.2)
  Cumulative translation adjustment                                                  (3.3)                                (3.3)
                                                                                 --------                             --------

        Total Stockholders' Equity                                               $  855.4                             $  789.0
                                                                                 ========                             ========

                                                            Part I -- Schedule B
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        Summary Financial Information for Business Segments  (Unaudited)

--------------------------------------------------------------------------------

                                                 Dollars in Millions
                                      ------------------------------------------
                                       Three Months Ended     Six Months Ended
                                            June 30               June 30
                                      --------------------  --------------------
                                          1997      1996      1997       1996
                                        ------     ------   --------   --------
NET SALES
---------

 Steel Manufacturing Operations         $643.8     $604.9   $1,250.4   $1,220.6
 Materials Distribution Operations       730.0      607.5    1,390.7    1,232.8
 Eliminations and adjustments            (52.6)     (49.4)    (112.6)    (109.5)
                                        ------     ------   --------   --------

    Total Net Sales                   $1,321.2   $1,163.0   $2,528.5   $2,343.9
                                      ========   ========   ========   ========

OPERATING PROFIT
----------------

   Steel Manufacturing Operations        $49.0      $11.3     $ 87.3      $23.9
   Materials Distribution Operations      42.3       32.7       77.3       69.3
   Eliminations and adjustments            (.6)       (.8)      (1.1)       (.8)
                                         -----      -----     ------      -----

    Total Operating Profit              $ 90.7    $  43.2    $ 163.5    $  92.4
                                        ======    =======    =======    =======