Form 10-Q
period 1997-09-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1997-11-13
CIK 790528

                                                            THIRD QUARTER - 1997



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM   10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,959,768 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 6, 1997.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

===============================================================================================================================

                                                                Dollars in Millions (except per share data)
                                                              -----------------------------------------------
                                                                Three Months Ended       Nine Months Ended
                                                                   September 30             September 30
                                                              -----------------------  ----------------------
                                                                 1997         1996        1997        1996
                                                              -----------  ----------  ----------  ----------

NET SALES                                                       $1,285.1    $1,118.0    $3,813.6    $3,461.9
                                                                --------    --------    --------    --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                                              1,118.3       976.9     3,308.1     3,049.1
 Selling, general and
  administrative expenses                                           57.3        53.1       171.1       159.1
 Depreciation                                                       40.1        37.2       119.4       110.5
 Gain from sale of assets (Note 3)                                     -           -       (17.9)          -
                                                                --------    --------    --------    --------
     Total                                                       1,215.7     1,067.2     3,580.7     3,318.7
                                                                --------    --------    --------    --------

OPERATING PROFIT                                                    69.4        50.8       232.9       143.2

General corporate income (expense), net                             (3.8)        (.8)       (9.8)       (2.6)
Interest and other expense on debt                                 (15.4)      (19.3)      (47.3)      (59.3)
Gain from issuance of subsidiary stock                                 -           -           -        31.4
                                                                --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                          50.2        30.7       175.8       112.7

PROVISION FOR INCOME TAXES                                          18.4        11.9        67.9        42.9
                                                                --------    --------    --------    --------

INCOME BEFORE MINORITY INTEREST                                     31.8        18.8       107.9        69.8

MINORITY INTEREST IN RYERSON TULL, INC.                              1.5         1.5         6.3         1.6
                                                                --------    --------    --------    --------

INCOME BEFORE EXTRAORDINARY LOSS                                    30.3        17.3       101.6        68.2
EXTRAORDINARY LOSS ON EARLY
 RETIREMENT OF DEBT                                                    -         8.8           -        23.3
                                                                --------    --------    --------    --------

NET INCOME                                                      $   30.3    $    8.5    $  101.6    $   44.9
                                                                ========    ========    ========    ========

EARNINGS PER SHARE OF COMMON STOCK:

 Primary:
  Before extraordinary loss                                     $    .57    $    .31    $   1.94    $   1.26
  Extraordinary loss on early retirement of debt                       -        (.18)          -        (.48)
                                                                --------    --------    --------    --------
  Net income                                                    $    .57    $    .13    $   1.94    $    .78
                                                                ========    ========    ========    ========

 Fully Diluted:
  Before extraordinary loss                                     $    .54    $    .29    $   1.83    $   1.20
  Extraordinary loss on early retirement of debt                       -        (.17)          -        (.45)
                                                                --------    --------    --------    --------
  Net income                                                    $    .54    $    .12    $   1.83    $    .75
                                                                ========    ========    ========    ========

                 See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================

                                                           Dollars in Millions
                                                          ----------------------
                                                            Nine Months Ended
                                                               September 30
                                                          ----------------------
                                                              1997        1996
                                                          ------------  --------
OPERATING ACTIVITIES
  Net income                                                  $ 101.6   $  44.9
                                                              -------   -------
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation                                                119.8     110.9
    Deferred employee benefit cost                              (23.8)     11.7
    Deferred income taxes                                        40.0      21.3
    Gain from sale of assets                                    (17.9)        -
    Gain from issuance of subsidiary stock                          -     (31.4)
    Change in: Receivables                                      (64.6)     (4.6)
               Inventories                                      (31.0)    (18.5)
               Accounts payable                                    .1     (37.1)
               Accrued salaries and wages                        12.1     (12.1)
               Other accrued liabilities                          2.5      14.3
    Other deferred items                                         (3.2)     (9.1)
                                                              -------   -------
    Net adjustments                                              34.0      45.4
                                                              -------   -------
    Net cash provided from operating activities                 135.6      90.3
                                                              -------   -------

INVESTING ACTIVITIES
  Acquisitions (Note 2)                                        (139.5)        -
  Capital expenditures                                          (82.6)   (124.5)
  Investments in and advances to joint ventures, net             12.9      13.3
  Proceeds from sales of assets                                  32.2       6.3
                                                              -------   -------
    Net cash used for investing activities                     (177.0)   (104.9)
                                                              -------   -------
FINANCING ACTIVITIES
  Issuance of subsidiary stock                                      -      77.1
  Long-term debt issued                                             -     280.0
  Reduction of debt assumed in acquisitions                     (25.3)        -
  Long-term debt retired                                        (19.5)   (305.5)
  Dividends paid                                                (12.9)    (13.0)
  Acquisition of treasury stock                                  (6.1)     (2.5)
                                                              -------   -------
     Net cash provided by (used for) financing activities       (63.8)     36.1
                                                              -------   -------

  Net increase (decrease) in cash and cash equivalents         (105.2)     21.5
  Cash and cash equivalents - beginning of year                 238.0     267.4
                                                              -------   -------
  Cash and cash equivalents - end of period                   $ 132.8   $ 288.9
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                      $  49.8   $  48.1
    Income taxes, net                                            24.5       7.9

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          Consolidated Balance Sheet
================================================================================

                                                                  Dollars in Millions
                                                        ---------------------------------------------
                                                         September 30, 1997       December 31, 1996
                                                        --------------------    ---------------------
ASSETS                                                       (unaudited)
------

  CURRENT ASSETS
    Cash and cash equivalents                                       $  132.8               $  238.0
    Receivables                                                        576.2                  464.7
    Inventories - principally at LIFO
      In process and finished products                  $  535.1                $  418.4
      Raw materials and supplies                            68.3       603.4        76.2      494.6
                                                        --------                --------
    Deferred income taxes                                               33.1                   30.5
                                                                    --------               --------
       Total current assets                                          1,345.5                1,227.8
  INVESTMENTS AND ADVANCES                                             255.1                  252.1
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                              4,632.6                 4,536.1
    Less: Reserve for depreciation,
            amortization and depletion                   2,912.1                 2,798.4
          Allowance for terminated facilities              100.7     1,619.8       100.7    1,637.0
                                                        --------                --------
  DEFERRED INCOME TAXES                                                245.6                  287.5
  INTANGIBLE PENSION ASSET                                              76.3                   76.3
  OTHER ASSETS                                                         103.8                   60.9
                                                                    --------               --------
        Total Assets                                                $3,646.1               $3,541.6
                                                                    ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
    Accounts payable                                                $  353.2               $  321.4
    Accrued liabilities                                                218.3                  195.8
    Long-term debt due within one year                                  31.2                   19.6
                                                                    --------               --------
        Total current liabilities                                      602.7                  536.8

  LONG-TERM DEBT                                                       742.1                  773.2
  DEFERRED EMPLOYEE BENEFITS                                         1,277.8                1,301.6
  OTHER CREDITS                                                         57.6                   59.9
                                                                    --------               --------
        Total liabilities                                            2,680.2                2,671.5
  MINORITY INTEREST IN RYERSON TULL, INC.                               55.3                   49.0
  COMMON STOCK REPURCHASE COMMITMENT                                    28.1                   32.1
  STOCKHOLDERS' EQUITY (Schedule A)                                    882.5                  789.0
                                                                    --------               --------
        Total Liabilities, Minority Interest,
         Temporary Equity, and Stockholders' Equity                 $3,646.1               $3,541.6
                                                                    ========               ========

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements  (Unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1996.

NOTE 2/ACQUISITIONS

During the first nine months of 1997, the Company, through its majority-owned subsidiary Ryerson Tull, Inc., acquired Thypin Steel Co., Inc., Omni Metals, Inc. and the assets of Cardinal Metals, Inc. for an aggregate of $139.5 million in cash plus assumption of debt. The acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 and 1996 had these acquisitions occurred at the beginning of each such year is not material.

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

NOTE 5/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, decreased to $43 million on September 30, 1997 from $53 million on December 31, 1996.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of Third Quarter 1997 to Third Quarter 1996
------------------------------------------------------------------------------

  The Company reported consolidated net income of $30.3 million, $.57 per share, in the 1997 third quarter as compared with $8.5 million, $.13 per share, in the year-earlier period. Included in the 1996 third quarter's net income was an extraordinary after-tax loss of $8.8 million, $.18 per share, on the early redemption of debt.

  Consolidated net sales increased 15 percent to $1.29 billion in the 1997 third quarter from $1.12 billion in the comparable 1996 quarter.

  The Steel Manufacturing segment's net sales of $615.7 million for the quarter represented a 7 percent increase from a year ago. The volume of steel mill products sold increased 10 percent to 1,324,000 tons, while average selling prices were down 3 percent. As a result of the higher shipping levels and favorable cost performance, operating profit increased to $40.0 million from $24.9 million a year earlier. The favorable cost performance reflected higher yields and increased productivity at key facilities.

  The Materials Distribution segment's net sales of $715.8 million increased 21 percent from the same period a year ago. Volume increased 25 percent from the year-ago quarter due to shipments from Thypin Steel, Cardinal Metals and Omni Metals, which were acquired during 1997, and higher volume from existing facilities. Lower average selling price, however, continued to put increased pressure on gross margins, partially offsetting the effects of the increase in volume. Operating profit increased by $3.7 million to $30.0 million due to increased volume and a reduction in operating cost per ton from $173 in the year-earlier quarter to $158 in the 1997 third quarter.


Comparison of First Nine Months of 1997 to First Nine Months of 1996
--------------------------------------------------------------------

  The Company reported net income of $101.6 million, $1.94 per share, for the first nine months of 1997 compared with net income of $44.9 million, $.78 per share, in the comparable 1996 period. The first nine months of 1997 benefited from an after-tax gain of $10.0 million, $.20 per share, from the sale of assets while the 1996 comparable period included a $3.8 million, $.08 per share, adverse impact associated with the Company's recapitalization.

  Consolidated net sales of $3.81 billion for the first nine months of 1997 were 10 percent higher than the $3.46 billion realized in the comparable 1996 period.

  The Steel Manufacturing segment's net sales improved 4 percent from the year-earlier period to $1.87 billion due largely to a 3 percent increase in steel mill shipments. The increase in shipments combined with improved operating cost performance were the primary factors contributing to the $78.5 million year-to-year increase in operating profit. The 1997 nine month period included a $9.0 million gain from the sale of Inland Steel Company's interest in the Wabush iron ore property.

  Net sales for the Materials Distribution segment of $2.11 billion for the first nine months of 1997 were 15 percent higher than the comparable 1996 period as a 19 percent increase in shipping levels was partially offset by lower average selling prices. Operating profit for the first nine months of 1997 of $107.2 million was up $11.6 million from the comparable period in 1996. Included in the 1997 operating profit is an $8.9 million gain from property sales.

Liquidity and Financing
-----------------------

  The Company's cash and cash equivalents were $132.8 million at September 30, 1997 compared with $238.0 million at year-end 1996. The decrease was primarily due to the acquisitions at the Materials Distribution segment and the repayment of debt assumed in the acquisitions. There was no short-term borrowing at either date.

  In September, the Company elected to fund its pension plans with $36.9 million in cash, its first funding since the second quarter of 1995.

  During the quarter, Ryerson Tull, Inc. extended its $250 million credit facility to September 2002 while reducing both the commitment fee and interest rate related to the facility.

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

  4.E Copy of Subordinated Voting Note Due 1999 in the amount of $100,000,000 from the Company to NS Finance III, Inc. (Filed as
            Exhibit 4.8 to Form S-3 Registration Statement No. 33-62897 and incorporated by reference herein.)

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

            Steel Company's Registration Statement on Form E-1 (No. 2-2182);
            (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February 8, 1937;
            (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2
            (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii)
            Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv)
            Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and (xxx) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

  10.A* Copy of Inland Steel Industries Non-Qualified Thrift Plan, as amended.

  10.B* Copy of Inland Steel Industries Supplemental Retirement Benefit Plan for Covered Employees, as amended.

  10.C* Copy of Inland Steel Industries Special Retirement Benefit Plan for Covered Employees, as amended.

  11        Statement of Earnings per Share of Common Stock.

  27        Financial Data Schedule.

  (b)       Reports on Form 8-K.

            The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.

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



Date:  November 11, 1997

                                                            Part I -- Schedule A
                                                            --------------------


            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                       Dollars in Millions
                                                          ---------------------------------------------
                                                           September 30, 1997       December 31, 1996
                                                          --------------------    ---------------------
                                                           (unaudited)
STOCKHOLDERS' EQUITY
--------------------
  Series A preferred stock ($1 par value)
   - 94,101 shares and 94,201 shares issued
     and outstanding as of September 30, 1997
     and December 31, 1996, respectively                               $     .1                $     .1

  Series E preferred stock ($1 par value)
   - 3,021,405 shares and 3,080,790 shares
     issued and outstanding as of September 30,
     1997 and December 31, 1996, respectively                               3.0                     3.1

  Common stock ($1 par value)
   - 50,556,350 shares issued as of September 30, 1997
     and December 31, 1996                                                 50.6                    50.6

     Capital in excess of par value                                     1,039.0                 1,045.8

  Accumulated deficit
   Balance beginning of year                               $(146.0)                $(172.8)
   Net income                                                101.6                    45.7
   Dividends
    Series A preferred stock -
      $1.80 per share in 1997 and
      $2.40 per share in 1996                                  (.1)                    (.2)
    Series E preferred stock -
      $1.7615 per share in 1997 and
      $3.523 per share in 1996                                (5.5)                  (11.0)
      Income tax benefit - Series E dividend                   1.0                     2.1
    Common stock -
      $.15 per share in 1997 and
      $.20 per share in 1996                                  (7.3)       (56.3)      (9.8)      (146.0)
                                                           -------                 -------

  Unearned compensation related to ESOP                                   (72.6)                  (79.4)
  Common stock repurchase commitment                                      (28.1)                  (32.1)
  Investment valuation allowance                                           (6.0)                   (4.8)
  Unearned restricted stock award compensation                              (.2)                    (.8)
  Treasury stock, at cost
   - 1,689,852 shares and 1,647,954
     shares as of September 30, 1997 and
     December 31, 1996, respectively                                      (43.7)                  (44.2)
  Cumulative translation adjustment                                        (3.3)                   (3.3)
                                                                       --------                --------

        Total Stockholders' Equity                                     $  882.5                $  789.0
                                                                       ========                ========


                                                            Part I -- Schedule B
                                                            --------------------


            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       SUMMARY FINANCIAL INFORMATION FOR BUSINESS SEGMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               Dollars in Millions
                                      ---------------------------------------
                                      Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                      -------------------   ------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
NET SALES
---------

 Steel Manufacturing Operations       $  615.7   $  574.9   $1,866.1   $1,795.5
 Materials Distribution Operations       715.8      592.3    2,106.4    1,825.1
 Eliminations and adjustments            (46.4)     (49.2)    (158.9)    (158.7)
                                      ---------  --------   --------   --------
    Total Net Sales                   $1,285.1   $1,118.0   $3,813.6   $3,461.9
                                      ========   ========   ========   ========
OPERATING PROFIT
----------------
   Steel Manufacturing Operations     $   40.0   $   24.9   $  127.3   $   48.8
   Materials Distribution Operations      30.0       26.3      107.2       95.6
   Eliminations and adjustments            (.6)       (.4)      (1.6)      (1.2)
                                      ---------  --------   --------   --------
    Total Operating Profit            $   69.4   $   50.8   $  232.9   $  143.2
                                      ========   ========   ========   ========

                               INDEX TO EXHIBITS

Exhibit                                                               Sequential
Number                          Description                            Page No.
-------                         -----------                           ----------
3.(i)      Copy of Certificate of Incorporation, as amended, of the
           Company. (Filed as Exhibit 3.(i) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995,
           and incorporated by reference herein.)                         --

3.(ii)     Copy of By-laws, as amended, of the Company.  (Filed as
           Exhibit 3.(ii) to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1995, and
           incorporated by reference herein.)                             --

4.A        Copy of Certificate of Designations, Preferences and Rights
           of Series A $2.40 Cumulative Convertible Preferred Stock
           of the Company. (Filed as part of Exhibit B to the
           definitive Proxy Statement of Inland Steel Company dated
           March 21, 1986 that was furnished to stockholders in
           connection with the annual meeting held April 23, 1986,
           and incorporated by reference herein.)                         --

4.B        Copy of Certificate of Designation, Preferences and Rights
           of Series D Junior Participating Preferred Stock of the
           Company. (Filed as Exhibit 4-D to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1987, and incorporated by reference herein.)               --

4.C        Copy of Rights Agreement, dated as of November 25, 1987,
           as amended and restated as of May 24, 1989, between the
           Company and The First National Bank of Chicago, as Rights
           Agent (Harris Trust and Savings Bank, as successor Rights
           Agent). (Filed as Exhibit 1 to the Company's Current
           Report on Form 8-K filed on May 24, 1989, and
           incorporated by reference herein.)                             --

4.D        Copy of Certificate of Designations, Preferences and Rights
           of Series E ESOP Convertible Preferred Stock of the
           Company. (Filed as Exhibit 4-F to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1989,
           and incorporated by reference herein.)                         --

4.E        Copy of Subordinated Voting Note Due 1999 in the amount
           of $100,000,000 from the Company to NS Finance III, Inc.
           (Filed as Exhibit 4.8 to Form S-3 Registration Statement
           No. 33-62897 and incorporated by reference herein.)            --

4.F        Copy of Indenture dated as of December 15, 1992, between
           the Company and Harris Trust and Savings Bank, as
           Trustee, respecting the Company's $150,000,000 12-3/4%
           Notes due December 15, 2002. (Filed as Exhibit 4-G to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1992, and incorporated by reference
           herein.)                                                       --

4.G        Copy of Supplemental Indenture dated as of June 19, 1996
           between the Company and Harris Trust & Savings Bank, as
           Trustee, respecting the Company's $150,000,000 12-3/4%
           Notes. (Filed as Exhibit 4.G to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1996
           and incorporated by reference herein.)                         --


Exhibit                                                               Sequential
Number                          Description                            Page No.
-------                         -----------                           ----------
4.H        Copy of First Mortgage Indenture, dated April 1, 1928,
           between Inland Steel Company (the "Steel Company") and
           First Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, and of supplemental indentures thereto, to and
           including the Thirty-Fifth Supplemental Indenture,
           incorporated by reference from the following Exhibits:          --
           (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
           filed with Steel Company's Registration Statement on Form
           A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed
           with Steel Company's Registration Statement on Form E-1
           (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel
           Company's Current Report on Form 8-K dated January 18,
           1937; (iv) Exhibit B-1(i), filed with Steel Company's
           Current Report on Form 8-K, dated February 8, 1937; (v)
           Exhibits B-1(j) and B-1(k), filed with Steel Company's
           Current Report on Form 8-K for the month of April, 1940;
           (vi) Exhibit B-2, filed with Steel Company's Registration
           Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l),
           filed with Steel Company's Current Report on Form 8-K for
           the month of January, 1945; (viii) Exhibit 1, filed with
           Steel Company's Current Report on Form 8-K for the month
           of November, 1946; (ix) Exhibit 1, filed with Steel
           Company's Current Report on Form 8-K for the months of
           July and August, 1948; (x) Exhibits B and C, filed with
           Steel Company's Current Report on Form 8-K for the month
           of March, 1952; (xi) Exhibit A, filed with Steel
           Company's Current Report on Form 8-K for the month of
           July, 1956; (xii) Exhibit A, filed with Steel Company's
           Current Report on Form 8-K for the month of July, 1957;
           (xiii) Exhibit B, filed with Steel Company's Current
           Report on Form 8-K for the month of January, 1959; (xiv)
           the Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of December, 1967; (xv) the
           Exhibit filed with Steel Company's Current Report on Form
           8-K for the month of April, 1969; (xvi) the Exhibit filed
           with Steel Company's Current Report on Form 8-K for the
           month of July, 1970; (xvii) the Exhibit filed with the
           amendment on Form 8 to Steel Company's Current Report on
           Form 8-K for the month of April, 1974; (xviii) Exhibit B,
           filed with Steel Company's Current Report on Form 8-K for
           the month of September, 1975; (xix) Exhibit B, filed with
           Steel Company's Current Report on Form 8-K for the month
           of January, 1977; (xx) Exhibit C, filed with Steel
           Company's Current Report on Form 8-K for the month of
           February, 1977; (xxi) Exhibit B, filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1978; (xxii) Exhibit B, filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1980; (xxiii) Exhibit 4-D, filed with
           Steel Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1980; (xxiv) Exhibit 4-D, filed
           with Steel Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1982; (xxv) Exhibit 4-E,
           filed with Steel Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1983; (xxvi) Exhibit
           4(i) filed with the Steel Company's Registration
           Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4
           filed with Steel Company's Current Report on Form 8-K
           dated June 23, 1993; and (xxviii) Exhibit 4.C filed with
           the Steel Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1995; (xxix) Exhibit 4.C filed
           with the Steel Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1995, and (xxx)
           Exhibit 4.C filed with Steel Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1996.

Exhibit                                                               Sequential
Number                             Description                         Page No.
-------                            -----------                        ----------
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

10.A*      Copy of Inland Steel Industries Nonqualified Thrift Plan,
           as amended..................

10.B*      Copy of Inland Steel Industries Supplemental Retirement
           Benefit Plan for Covered Employees, as amended............

10.C*      Copy of Inland Steel Industries Special Retirement Benefit
           Plan for Covered Employees, as amended....................

11         Statement of Earnings per Share of Common Stock...........

27         Financial Data Schedule...................................

----------------------
  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.