Form 10-K405
period 1997-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1998-03-30
CIK 790528

                                                                           1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                      OR
  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from        to

                          COMMISSION FILE NO. 1-9117

                         INLAND STEEL INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  36-3425828
      (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION
  30 WEST MONROE STREET, CHICAGO,                          NO.)
              ILLINOIS                                    60603
  (ADDRESS OF PRINCIPAL EXECUTIVE                       (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 346-0300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE
                                                    ON WHICH REGISTERED
    Common Stock ($1.00 par value),             New York Stock Exchange, Inc.
including Preferred Stock Purchase Rights

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 2, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $977,000,000.(/1/)

  The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 2, 1998 was 49,016,795.

(1) Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose; also, excluding Series E ESOP Convertible Preferred Stock of the registrant, which Series is not publicly traded.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II of this Report on Form 10-K incorporate by reference certain information set forth in Exhibit 99, "Financial Information (to be included in the Annual Report to Shareholders for 1997)," which is attached hereto, and is incorporated by reference herein. Part III of this Report on Form 10-K incorporates by reference certain information from the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 27, 1998.

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

BUSINESS SEGMENTS

  The business segments of the Company and its subsidiaries are Steel Manufacturing (including iron ore operations) and Materials Distribution. For the three years ended December 31, 1997, information relating to net sales, operating profit, identifiable assets, depreciation and capital expenditures for both business segments of the Company appears in Note 19 of Notes to Consolidated Financial Statements included in Exhibit 99, "Financial Information, " which is attached hereto, and is incorporated by reference herein.

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

  Inland Steel Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of Inland Steel Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill. I/N Kote, owned equally by wholly owned subsidiaries of Inland Steel Company and NSC (indirect in the case of NSC), operates two galvanizing lines. Inland Steel Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

 Raw Steel Production and Mill Shipments

  The following table shows, for the three years indicated, Inland Steel Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                                                      RAW STEEL PRODUCTION
                                                --------------------------------
                                                INLAND STEEL    INLAND STEEL
                                                  COMPANY     COMPANY AS A % OF
                                                (000 TONS*)  U.S. STEEL INDUSTRY
                                                ------------ -------------------
      1997.....................................    5,814             5.4%**
      1996.....................................    5,519             5.3
      1995.....................................    5,419             5.2

--------
 *Net tons of 2,000 pounds.
**Based on preliminary data from the American Iron and Steel Institute.

  The annual raw steelmaking capacity of Inland Steel Company is 6.0 million net tons. The basic oxygen process accounted for 92% of raw steel production of the Company in both 1997 and 1996. The remainder of such production was accounted for by electric furnace.

  The total tonnage of steel mill products shipped by Inland Steel Company for each of the five years 1993 through 1997 was 5.3 million tons in 1997; 5.1 million tons in 1996; 5.1 million tons in 1995; 5.2 million tons in 1994 and
4.8 million tons in 1993. In 1997, sheet, strip and certain related semi-finished products accounted for 82% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 18%.

  In each of 1997 and 1996, approximately 94% of the shipments of the Flat Products division and 98% and 92%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 76% of the shipments of the Flat Products division and 92% of the Bar division in 1997 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 74% and 82% in 1996. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

  The steel market is highly competitive with major integrated producers, including Inland Steel Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 24.1% of the domestic market in 1997, up from 23.3% in 1996 but below the 1984 peak of 26.4%. Many foreign producers are owned, controlled, or subsidized by their governments, allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

  Mini-mills provide significant competition in various product lines. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including Inland Steel Company. Mini-mills have been adding capacity and expanding their product lines in recent years to produce larger structural products and certain flat rolled products. Thin-slab casting technologies have allowed mini-mills to enter certain sheet markets traditionally supplied by integrated producers. Several mini-mills using this advanced technology are in operation in the United States and a significant increase in modern mini-mill capacity is anticipated within the next two years.

  Certain facilities at the Indiana Harbor Works have been permanently closed and others have been shut down for temporary periods. All coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.) At year-end 1995 the plate mill was closed. Provisions for such closure were taken prior to and in 1991.

  For the three years indicated, shipments by market classification of steel mill products produced by Inland Steel Company at its Indiana Harbor Works, including shipments to affiliates of Inland Steel Company, are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets.

                                                PERCENTAGE OF TOTAL TONNAGE
                                                    OF STEEL SHIPMENTS
                                               ---------------------------------
                                                 1997        1996        1995
                                               ---------   ---------   ---------
     Steel Service Centers:
       Non-Affiliates.........................        25%         25%         25%
       Affiliates.............................         9          10           9
                                               ---------   ---------   ---------
                                                      34          35          34
     Automotive...............................        29          27          28
     Steel Converters/Processors..............        17          14          15
     Appliance................................         9           9           8
     Industrial, Electrical and Farm
      Machinery...............................         7           8           8
     Construction and Contractors' Products...         2           2           2
     Other....................................         2           5           5
                                               ---------   ---------   ---------
                                                     100%        100%        100%
                                               =========   =========   =========

  Some value-added steel processing operations for which Inland Steel Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to Inland Steel Company's customers. In 1997, approximately 43% of the products produced by Inland Steel Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

  Approximately 74% of the finished steel shipped to customers during 1997 was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of Inland Steel Company was responsible for shipment of approximately 10% of the total tonnage of products transported by truck in 1997.

  Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago, Illinois; Southfield, Michigan; and Nashville, Tennessee. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

  See "Product Classes" below for information relating to the percentage of consolidated net sales accounted for by certain classes of similar products of steel manufacturing operations.

 Raw Materials

  Inland Steel Company obtains iron ore pellets primarily from two iron ore properties, located in the United States, in which subsidiaries of Inland Steel Company have varying interests--the Empire Mine in Michigan and the Minorca Mine in Minnesota.

  During the second quarter of 1997, Inland Steel Company completed the sale of its interest in the Wabush Mines located in Labrador and Quebec, Canada. Inland Steel Company entered into a contract with the purchaser of such interest, effective January 1, 1997 and expiring December 31, 2006, to sell to Inland Steel Company, at prices approximating market, any of Inland Steel Company's iron ore pellet requirements up to one million gross tons annually not met by Inland Steel Company's equity sources. See "Properties Relating to Steel Manufacturing Segment--Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

  The following table shows (1) the iron ore pellets available to Inland Steel Company, as of December 31, 1997, from properties of its subsidiaries, through interests in raw materials ventures; (2) 1997 and 1996 iron ore pellet production or purchases from such sources; and (3) the percentage of Inland Steel Company's iron ore requirements represented by production or purchases from such sources in 1997 and 1996.

                                         IRON ORE
                                   TONNAGES IN THOUSANDS
                                  (GROSS TONS OF PELLETS)
                                ---------------------------       % OF
                                AVAILABLE AS OF PRODUCTION  REQUIREMENTS (1)
                                 DECEMBER 31,   ----------- ----------------
                                    1997(2)     1997  1996    1997      1996
                                --------------- ----- ----- --------  --------
INLAND STEEL MINING COMPANY
 PROPERTY
  Minorca--Virginia, MN........      57,000     2,583 2,735    35%       38%
IRON ORE VENTURES
  Empire (40% owned)--Palmer,
   MI; Wabush (15.09% owned in
   1996)--Wabush, Labrador and
   Point Noire, Quebec,
   Canada(3)...................      68,000     3,389 4,034    45        55
                                    -------     ----- ----- --------  --------
    Total Iron Ore.............     125,000     5,972 6,769    80%       93%
                                    =======     ===== ===== ========  ========

--------
(1) Requirements in excess of production are purchased or taken from stockpile.
(2) Net interest in proven reserves.
(3) Wabush Mines interest was sold in the second quarter of 1997 and production is not included in 1997 amounts shown above.

  All of Inland Steel Company's coal requirements are satisfied from independent sources. In April 1996, Inland Steel Company entered into a contract to purchase one million tons of steam coal for the period of April 1, 1996 to December 31, 1997. Inland Steel Company purchased 39% of its 1997 coal requirements under such contract, representing 74% of its steam coal requirements. The balance of steam coal requirements have been met through a short-term contract. In connection with commencement of operation of the heat recovery coke battery and associated energy facility discussed below, Inland Steel Company's coal fired generating station will be temporarily idled in the second quarter of 1998, thereby eliminating steam coal requirements in the interim.

  Inland Steel Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of Inland Steel Company holds a 50% interest. The PCI facility pulverizes coal for injection into Inland Steel Company's blast furnaces. During 1997, the PCI facility's coal needs were satisfied under a requirements contract subject to a force majeure provision. This agreement continues in 1998.

  In December 1993, the last of Inland Steel Company's cokemaking facilities was permanently shut down. Inland Steel Company has entered into three long-term purchase contracts, one of which requires the purchase of approximately one million tons of coke between January 1, 1998 and December 31, 1999. The second contract requires the purchase of 350,000 tons of coke annually for the period January 1, 1996 through December 31, 2000 on a take-or-pay basis, with a provision allowing Inland Steel Company to sell the coke to others. Both contract terms require purchases on an annualized basis at prices negotiated annually based on certain market determinants. During 1997, Inland Steel Company satisfied 80% of its total coke needs under such arrangements. The remainder of its purchased coke requirements was obtained through short-term contracts. Under the third contract, Inland Steel Company has committed to purchase, for approximately 15 years, beginning approximately June 1998 when the heat recovery coke battery (discussed below) is expected to reach full production, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility through the tolling arrangement.

  In the 1996 fourth quarter, Inland Steel Company reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO Industries for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located on land leased from Inland Steel Company at its Indiana Harbor Works. Sun designed, built, financed, and will operate the cokemaking portion of the project. A unit of NIPSCO Industries designed, built, financed, and will operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project. The facility is designed to be the primary coke source for the largest blast furnace at the Indiana Harbor Works and is expected to commence operations in the first quarter of 1998. Inland Steel Company also advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement.

  Inland Steel Company sold all of its limestone and dolomite properties in September 1990 and entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Indiana Harbor Works through 2002.

  Approximately 80% of the iron ore pellets and all of the limestone received by Inland Steel Company at its Indiana Harbor Works in 1997 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 25% of Inland Steel Company's coal requirements were transported in its hopper cars by unit train in 1997. The remainder of Inland Steel Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 25% of Inland Steel Company's coke requirements in 1997 were transported in its own hopper cars, 47% in leased hopper cars, 8% in independent carrier-owned hopper cars, and 20% in independent carrier-owned river barges.

  See "Energy" below for further information relating to the use of coal in the operations of Inland Steel Company.

 Product Classes

  The following table sets forth the percentage of consolidated net sales of Inland Steel Company, for the three years indicated, contributed by each class of similar products of Inland Steel Company and accounted for 10% or more of consolidated net sales in such time period. The data includes sales to affiliates of Inland Steel Company.

                                                                 1997  1996  1995
                                                                 ----  ----  ----
      Sheet and Strip...........................................  81%   81%   82%
      Bar.......................................................  19    19    18
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  Sales to General Motors Corporation approximated less than 10% of consolidated net sales in each of 1997 and 1996 and 10% in 1995. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

 Capital Expenditures and Investments in Joint Ventures

  In recent years, Inland Steel Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by Inland Steel Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1997, are set forth below. Net capital additions during such period aggregated $417.9 million.

                                                DOLLARS IN MILLIONS
                                   ---------------------------------------------
                                             RETIREMENTS             NET CAPITAL
                                   ADDITIONS  OR SALES   ADJUSTMENTS  ADDITIONS
                                   --------- ----------- ----------- -----------
      1997........................  $ 98.4     $ 40.8       $ 6.1      $ 63.7
      1996........................   155.8        8.5         5.6       152.9
      1995........................   113.9       36.7         1.5        78.7
      1994........................   223.7       47.8         2.0       177.9
      1993........................    86.1      140.2        (1.2)      (55.3)

  In recent years, Inland Steel Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of Inland Steel Company. Inland Steel Company and its subsidiaries made capital expenditures of $98 million in 1997. Such expenditures principally related to the purchase of new machinery and equipment to maintain or improve operations at the Indiana Harbor Works.

  In July 1987, a wholly owned subsidiary of Inland Steel Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility is located near New Carlisle, Indiana. Inland Steel Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

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

  Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions--Joint Ventures" in the Company's definitive Proxy Statement which will be furnished to stockholders of the Company in connection with its Annual Meeting scheduled to be held on May 27, 1998, and is incorporated by reference into Item 13 of this Report.

  The amount budgeted for 1998 capital expenditures by Inland Steel Company and its subsidiaries is approximately $110 million. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by the Company. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

 Employees

  The monthly average number of active employees of Inland Steel Company and its subsidiaries receiving pay during 1997 was approximately 8,900. At year-end, approximately 6,900 employees were represented by the United Steelworkers of America, of whom approximately 470 were on furlough or indefinite layoff. Total employment costs decreased from $649 million in 1996 to $642 million in 1997, as lower employee benefit costs were in part offset by higher profit sharing provisions.

  Beginning in 1991, Inland Steel Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at Inland Steel Company. With the closure of the plate operations at year-end 1995, Inland Steel Company completed the workforce reduction program which was part of the turnaround strategy, reducing employment by 25%.

  The current labor agreement between Inland Steel Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provided a wage increase of $.50 per hour in 1995 and a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million). All active employees received an additional week of vacation in 1994 and in 1996. The agreement provided for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. On September 17, 1996 an arbitrator issued a decision selecting Inland Steel Company's final offer of terms covering the second half of the six year agreement. The terms provided a wage increase of $.50 per hour retroactive to August 1, 1996 with increases of $.25 an hour in 1997 and 1998. A $1,000 lump sum would be paid to active employees in each of the three remaining years of the contract (totalling approximately $20 million). One additional holiday was provided and retirement benefits were increased for active employees. The agreement also provided for election of a union designee acceptable to the Company's Board of Directors (Dr. Robert B. McKersie is such union designee), restrictions on the ability of Inland Steel Company to reduce the union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

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

  By year-end 1993, the last of Inland Steel Company's cokemaking facilities was permanently shut down. Inland Steel Company has entered into three long-term contracts to satisfy the majority of its coke needs. In November 1996, Inland Steel Company reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO for a heat recovery coke battery. (See "Raw Materials" above.) In addition, Inland Steel Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing Inland Steel Company's coke needs by approximately 25%.

  Capital spending for pollution control projects totaled $7 million in 1997 and $19 million in 1996. Another $46 million was spent in 1997 to operate and maintain such equipment, versus $44 million a year earlier. During the five years ended December 31, 1997, Inland Steel Company spent $279 million to construct, operate and maintain environmental control equipment at its various locations.

  Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $4 million in 1998. It is anticipated that Inland Steel Company will make annual capital expenditures of $2 million to $5 million in each of the four years thereafter. In addition, Inland Steel Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, Inland Steel Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of Inland Steel Company.

  See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which Inland Steel Company is involved.

 Energy

  Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 76% of the energy consumed by Inland Steel Company at the Indiana Harbor Works in 1997.

  Natural gas and fuel oil supplied approximately 22% of the energy requirements of the Indiana Harbor Works in 1997 and are used extensively by Inland Steel Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility (see "Environment" above) has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

  Inland Steel Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1997, Inland Steel Company produced approximately 59% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

  A subsidiary of NIPSCO has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine on such land. Pursuant to a 15-year toll-charge contract between Inland Steel Company and the NIPSCO subsidiary, the turbine facility generates electricity for use by Inland Steel Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. During 1997, this facility produced approximately 60% of the purchased electricity requirements of the Indiana Harbor Works.

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

  On February 13, 1997, RT, through Ryerson, purchased all of the outstanding stock of Thypin Steel Co., Inc. ("Thypin") for $120 million in cash plus the assumption of $23 million of debt. Thypin was a privately held distributor of carbon and stainless steel products with seven locations in the eastern United States. On March 3, 1997, RT, through Tull, acquired substantially all the assets of Cardinal Metals, Inc. ("Cardinal"), a privately held distributor and processor of carbon steel products with a single facility located in Pounding Mill, VA. On August 22, 1997, RT, through Ryerson, purchased all of the outstanding stock of Omni Metals, Inc. ("Omni"), a privately held processor and distributor of flat-rolled carbon steel products with a facility in Knoxville, TN. Thypin and Omni have subsequently been merged into Ryerson.

  Ryerson, Tull and Ryerson Coil Processing Company ("Ryerson Coil"), a specialized processing unit of Ryerson, are organized into five business units along regional and product lines. RT believes that it is the largest metals service center in the United States based on sales revenue, with 1997 sales of $2.8 billion and a current U.S. market share of approximately 10%, based on RT's analysis of data prepared by the Steel Service Center Institute ("SSCI"). RT distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

 Joseph T. Ryerson & Son, Inc.

  Ryerson, with business unit headquarters in Philadelphia, PA (Ryerson East), Chicago, IL (Ryerson Central), and Tukwila, WA (Ryerson West), is a leading materials distribution organization. With full-line service centers in 35 major cities, Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil unit, headquartered in Chicago, IL, performs processing through five facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

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

 Ryerson de Mexico

  RT also owns, indirectly, a 50% interest in Ryerson de Mexico, a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel mill operating in Mexico. Ryerson de Mexico, which was formed in 1994, is a general line metals service center and processor with 12 facilities in Mexico. The impact of Ryerson de Mexico on RT's results of operations has not been material.

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

  The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, RT believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations and servicing approximately 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. Based on RT's analysis of SSCI data, the industry handled approximately 29 million tons or approximately 24.4% of the metals distributed in the United States in 1997.

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

  The following table sets forth RT's shipments (by percentage of RT's sales revenue) for 1995, 1996 and 1997 for each of RT's major product lines.

                                                               PERCENTAGE OF
      PRODUCT LINE                                             SALES REVENUE
      ------------                                             ----------------
                                                               1995  1996  1997
                                                               ----  ----  ----
      Stainless and aluminum..................................  27%   26%   27%
      Carbon flat rolled......................................  24    27    27
      Bars, tubing and structurals............................  22    22    20
      Fabrication and carbon plate............................  20    20    20
      Other...................................................   7     5     6
                                                               ---   ---   ---
        Total................................................. 100%  100%  100%
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

  The plate burning and fabrication processes are particularly important to RT. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers. RT has flame or laser cutting capacity in 45 of its 63 facilities.

  RT also provides services and technical advice to its customers as an integral part of providing products to its customers. RT does not charge customers separately for such services or advice, but rather includes the costs of such services and advice in the price of products sold to such customers.

  RT's services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of company-owned materials to the customer and the placement of company employees at the customer's site for inventory management, production and technical assistance. RT also provides special stocking programs where products that would not otherwise be stocked by RT are held in inventory to meet certain customers' needs. The foregoing services are designed to reduce customers' costs by minimizing their investment in inventory and improving their production efficiency.

 Customer Base

  RT's customer base is diverse, numbering over 50,000. No customer accounted for more than 2% of RT's sales in 1997 and the top ten customers accounted for approximately 7% of RT's sales in 1997. RT's customer base includes most metal-consuming industries, most of which are cyclical. RT's shipments (by percentage of RT's sales revenue) for 1995, 1996 and 1997 for each class of RT's customers were as set forth in the table below.

                                                            PERCENTAGE
      CLASS OF CUSTOMER                                  OF SALES REVENUE
      -----------------                                  ---------------------
                                                         1995    1996    1997
                                                         -----   -----   -----
      Machinery manufacturers...........................    38%     38%     37%
      Fabricated metals producers.......................    25      26      26
      Transportation equipment producers................    10      10       9
      Electrical machinery producers....................     9       8       8
      Wholesale distributors............................     3       3       4
      Construction-related purchasers...................     3       4       5
      Metals mills and foundries........................     3       3       3
      Other.............................................     9       8       8
                                                         -----   -----   -----
        Total...........................................   100%    100%    100%
                                                         =====   =====   =====

  RT's flat-rolled processing business unit, Ryerson Coil, generally serves a customer base that differs from RT's general line service center business. A large portion of Ryerson Coil's customers have long-term supply contracts. These contracts are typically at fixed prices and are generally from three months to one year in duration, although Ryerson Coil has a small number of arrangements with large customers that extend beyond one year. Ryerson Coil attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. Ryerson Coil's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension levelling, texturing or blanking. Many of Ryerson Coil's approximately 600 customers are in the transportation, appliance, office furniture or cabinetry businesses.

 Suppliers

  In 1997, RT purchased in excess of 3.0 million tons of materials from many suppliers, including approximately 500,000 tons (or approximately 10.5% of the purchase dollars) from Inland Steel Company. RT expects to continue purchasing significant amounts of steel from Inland Steel Company in the future, although there can be no assurance that such purchases will continue. Excluding Inland Steel Company, RT's top 25 suppliers accounted for approximately 38% of 1997 purchases in dollars.

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

 Capital Expenditures

  In recent years RT has made capital expenditures to maintain, improve and expand processing capabilities. Additions by RT to property, plant and equipment, together with retirements, for the five years ended December 31, 1997, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $85.2 million.

                                                      DOLLARS IN MILLIONS
                                               ---------------------------------
                                                         RETIREMENTS NET CAPITAL
                                               ADDITIONS   OR SALES   ADDITIONS
                                               --------- ----------- -----------
      1997....................................   $40.3      $12.0       $28.3
      1996....................................    24.1        6.0        18.1
      1995....................................    19.3        4.7        14.6
      1994....................................    20.4       12.4         8.0
      1993....................................    19.3        3.1        16.2

  RT anticipates that capital expenditures and investments in joint ventures, excluding acquisitions, will be in the range of $40 million to $50 million for 1998, which will be funded from cash generated by operations plus possible borrowing under RT's credit facility.

 Employees

  As of December 31, 1997, RT employed approximately 5,400 persons, of which approximately 2,550 were salaried employees and approximately 2,850 were hourly employees. Approximately 40% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters, and an additional approximately 29% of the hourly employees have voted for union certification in proceedings currently pending before the National Labor Relations Board. RT's relationship with the various unions generally has been good, but occasional work stoppages have occurred. Over the last five years, work stoppages have occurred at two facilities (approximately 4% of the total number of facilities), have involved an average of 43 employees and have lasted an average of six days. During 1998, labor contracts covering approximately 160 employees at five facilities will expire. During 1999, contracts covering approximately 740 employees at 17 facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 1999, and agreements with the Teamsters expire on various dates during the period March 31, 1998 through November 15, 2003. While management does not expect any unresolvable issues to arise in connection with the renewal of any of these contracts, no assurances can be given that any of these contracts will be extended prior to their expiration.

  Prior to April 30, 1996, certain of RT's employees were eligible to participate in the Inland Steel Industries, Inc. Pension Plan, a noncontributory defined benefit pension plan. Effective April 30, 1996, that portion of the Inland Steel Industries, Inc. Pension Plan covering RT's current and former employees was separated and became the Ryerson Tull Pension Plan.

  Effective January 1, 1998, RT froze the benefits accrued under the Ryerson Tull Pension Plan, a defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Salaried employees vested in their benefits accrued under the defined benefit plan at December 31, 1997 will be entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting the specified age and service requirements.

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

  Capital and operating expenses for pollution control projects were significantly below $1 million per year for the past five years and are expected to remain at similar levels.

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

OTHER FOREIGN OPERATIONS

  In 1994, the Company formed Inland International, Inc. to conduct the Company's international operations, and it organized Inland International Trading, Inc. to sell products and services of the Company and its affiliates and purchase materials for them abroad. In 1995, Inland International Trading, Inc. organized I.M.F. Steel International Limited, a Hong Kong company (in which it and a subsidiary of MacSteel Holdings (Pte.), Ltd. (South Africa) each holds a 50% interest), to engage in the world-wide purchase and sale of steel and related products. In 1994, Inland Industries de Mexico, S.A. de C.V. (a subsidiary of RT) and Altos Hornos de Mexico, S.A. de C.V., formed Ryerson de Mexico, S.A. de C.V. to provide materials management services in Mexico. In China, the Company has a joint venture with Baoshan Iron & Steel Corporation, Shanghai Ryerson Limited, which was organized to conduct steel service center operations. Such joint venture has begun construction of a steel service center in Shanghai and is expected to commence operations in the first half of 1998. In 1997, the Company and The Tata Iron and Steel Co. Ltd. (India) organized Tata Ryerson Limited to conduct steel service center operations in India. Tata Ryerson Limited currently conducts operations organized in Jamshedpur at an acquired facility and is developing another facility at Pune. Substantially all of the Company's operations are located in the United States. At year-end 1997, neither investments in foreign operations nor foreign sales were material.

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

  See "Steel Manufacturing Operations--Raw Materials" in Item 1 above for information relating to the Sun and NIPSCO projects.

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

  Iron Ore

  The operating iron ore properties of Inland Steel Company's subsidiaries and of the iron ore ventures in which Inland Steel Company has an interest are as follows:

                                                                   ANNUAL
                                                             PRODUCTION CAPACITY
                                                              (IN THOUSANDS OF
                                                                GROSS TONS OF
      PROPERTY                                LOCATION            PELLETS)
      --------                           ------------------- -------------------
      Empire Mine....................... Palmer, Michigan           8,100
      Minorca Mine...................... Virginia, Minnesota        2,700

  The Empire Mine is operated by the Empire Iron Mining Partnership, in which Inland Steel Company has a 40% interest. Inland Steel Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. Inland Steel Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota. During the second quarter 1997, Inland Steel Company completed the sale of its 15% interest in the Wabush Mines.

  The reserves at the Empire Mine and Minorca Mine are held under leases expiring, or expected at current production rates to expire, between 2012 and 2040. Substantially all of the reserves at Butler Taconite are held under leases. Inland Steel Company's share of the production capacity of its interests in such iron ore properties is sufficient to provide the majority of its present and anticipated iron ore pellet requirements. Any remaining requirements have been and are expected to continue to be readily available from independent sources.

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

PROPERTIES RELATING TO MATERIALS DISTRIBUTION SEGMENT

JOSEPH T. RYERSON & SON, INC.

  Ryerson owns its regional business unit headquarters offices in Chicago (IL) and leases regional headquarters offices in West Chester (PA) and Tukwila
(WA). Ryerson East's service centers are at Birmingham (AL), Buffalo (NY), Cambridge (MA), Carnegie (PA), Charlotte (NC) (two facilities), Chattanooga
(TN), Cleveland (OH), Easton (PA), Fairless Hills (PA), Long Island City (NY), Philadelphia (PA), and Wallingford (CT). Ryerson Central's service centers are at Chicago (IL), Cincinnati (OH), Dallas (TX), Des Moines (IA), Detroit (MI), Holland (MI), Houston (TX), Indianapolis (IN), Kansas City (MO), Milwaukee
(WI), Omaha (NE), Plymouth (MN), St. Louis (MO), Tulsa (OK), and Wausau (WI). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Phoenix (AZ), Portland (OR), Renton (WA), Spokane (WA), Salt Lake City (UT) and Vernon (CA). Ryerson Coil's processing facilities are located in Canton
(GA), Chicago (IL) (two facilities), Knoxville (TN), Marshalltown (IA), Plymouth (MN) and New Hope (MN).

  All of Ryerson's operating facilities are held in fee with the exception of the facility at Birmingham (AL) (held under long-term lease), two at Cambridge
(MA) (both held under short-term lease), one at Charlotte (NC) (held under long-term lease), one at Chicago (IL) (held under short-term lease), one at Easton (PA) (held under long-term lease), one at Fairless Hills (PA) (held under long-term lease), one at Holland (MI) (held under long-term lease), one at Long Island City (NY) (held under short-term lease), one at New Hope (MN) (held under short-term lease), a satellite facility at Omaha (NE) (held under short-term lease), a portion of the property at Portland (OR) (held under short-term lease), a portion of the property at St. Louis (MO) (held under long-term lease), one facility at Salt Lake City (UT) (held under short-term lease), and one at Wausau (WI) (held under short-term lease). In addition, Ryerson holds under short-term lease a former operating facility at the Village of Blasdell (NY). Ryerson's properties are adequate to serve its present and anticipated needs.

J. M. TULL METALS COMPANY, INC.

  Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Columbia (SC), Greensboro (NC), Greenville (SC), Jacksonville
(FL), Miami (FL), New Orleans (LA), Pounding Mill (VA), Richmond (VA), Tampa
(FL), and Norcross (GA), where its headquarters is located. All of these facilities are owned by Tull in fee, except for the Columbia facility, which is held under short-term lease. AFCO operates service centers at Fort Smith
(AR), Jackson (MS), Little Rock (AR), Oklahoma City (OK), Shreveport (LA), West Memphis (AR) and Wichita (KA). AFCO's headquarters are located at Norcross (GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a short-term lease. Tull's properties are adequate to serve its present and anticipated needs.

RYERSON DE MEXICO

  Ryerson de Mexico, a joint venture in which RT owns, indirectly, a 50% interest, owns twelve general line metals service centers and processing centers in Mexico. Ryerson de Mexico's properties are adequate to serve its present and anticipated needs.

OTHER PROPERTIES

  The Company and certain of its subsidiaries lease, under a long-term arrangement, approximately 66% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois (where the Company's principal executive offices are located), which property interest is adequate to serve the Company's present and anticipated needs. Approximately 37% of such space is under sublease to other parties.

  Inland Engineered Materials Corporation, a subsidiary of the Company, owns, directly and indirectly, approximately 110 acres in northern Indiana and approximately 90 acres in Brockway, PA. Certain subsidiaries of the Company hold in fee at various locations an aggregate of approximately 355 acres of land, all of which is for sale. Inland Steel Company also holds in fee approximately 300 acres of land adjacent to the I/N

Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale.

ITEM 3. LEGAL PROCEEDINGS.

  On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree included a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. The Company's reserve for environmental liabilities in connection with the consent decree totaled $25 million at year-end 1997. The consent decree also defines procedures for corrective action at Inland Steel Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site (including stabilization measures), evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. Inland Steel Company is presently assessing the extent of environmental contamination. Inland Steel Company anticipates that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, Inland Steel Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of Inland Steel Company. Insurance coverage with respect to such corrective actions is not significant.

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

  On March 29, 1996, the EPA filed a lawsuit against Inland Steel Company in the U.S. District Court for the Northern District of Indiana for alleged violations of effluent limits contained in its National Pollution Discharge Elimination System ("NPDES") permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. On December 17, 1997, the Court entered a consent decree that resolved all matters raised by this lawsuit. The consent decree includes a $150,000 cash fine and an environmentally beneficial project at the Indiana Harbor Works costing approximately $350,000.

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

  Inland Steel Company received a Special Notice of Potential Liability ("Special Notice") from Indiana Department of Environmental Management ("IDEM") on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that Inland Steel Company may be a PRP and that Inland Steel Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, Inland Steel Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which Inland Steel Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $300,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. Inland Steel Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect Inland Steel Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Not applicable.
                       EXECUTIVE OFFICERS OF REGISTRANT.

  Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. All executive officers of the Company, with the exception of Neil S. Novich and George A. Ranney, Jr., have been employed by the Company or a subsidiary of the Company throughout the past five years.

  Set forth below are the executive officers of the Company as of February 2, 1998 and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary of the Company, are shown below.

    NAME, AGE AND PRESENT      POSITIONS AND OFFICES HELD DURING THE PAST FIVE
  POSITION WITH REGISTRANT                          YEARS

Robert J. Darnall, 59........  Mr. Darnall has been Chairman, President and
 Chairman, President, Chief    Chief Executive Officer of the Company since
 Executive Officer and         September 1992. He was elected President, Chief
 Director                      Operating Officer and a director of the Company
                               in April 1986. He has also been Chairman of Inland Steel Company since September 1992, its
                               Chief Executive Officer from September 1992 to
                               January 1995 and since April 1996 and a
                               director since 1983. He also served as its President for certain periods ending most recently in May 1996. He joined Inland Steel
                               Company in 1962. He

    NAME, AGE AND PRESENT      POSITIONS AND OFFICES HELD DURING THE PAST FIVE
  POSITION WITH REGISTRANT                          YEARS

                               has been Chairman of RT since April 1995, a position he also held from November 1990 to June 1994.

Dale E. Wiersbe, 48..........  Mr. Wiersbe has been Senior Vice President of
 Senior Vice President         the Company and President and Chief Operating
                               Officer of Inland Steel Company since May 1996.
                               He was Senior Vice President of Operations of
                               Inland Steel Flat Products Company ("ISFPCO") division of Inland Steel Company from December
                               1995 to May 1996. He was also Vice President--
                               Integrated Steelmaking and Hot Rolling of
                               ISFPCO from May 1995 to December 1995,
                               President of Inland Steel Bar Company division of Inland Steel Company from November 1993 to
                               May 1995, Vice President--Planning of ISFPCO from January 1993 to November 1993, Vice
                               President--Cold Rolling and Coating Operations of ISFPCO from May 1991 to January 1993.

Neil S. Novich, 43...........  Mr. Novich has been President, Chief Executive
 President and                 Officer and Chief Operating Officer of RT,
 Chief Executive Officer       President of Ryerson and Chairman of Tull since
 of Ryerson Tull, Inc.         June 1994. Mr. Novich was also appointed a
                               Director of RT in June 1994. He served as
                               Chairman of Ryerson from June 1994 to April
                               1995 and since June 1996. He was a Senior Vice
                               President of the Company from January 1995 to May 1996 and served as a Vice President of the Company from June 1994 to January 1995. Prior to joining the Company in 1994, he led the Distribution and Logistics Practice at Bain &
                               Company ("Bain"), an international management consulting firm.

Jay M. Gratz, 45.............  Mr. Gratz has been Vice President of the
 Vice President and Chief      Company and of RT since May 1997; Chief
 Financial Officer             Financial Officer of the Company since May 1996
                               and of RT since April 1996. He was Vice
                               President--Finance of the Company from May 1996 to April 1997, and of RT from September 1994 to April 1997. He was also Vice President and
                               Principal Financial Officer of Inland Steel
                               Company from March 1993 to January 1995 and
                               Vice President--Finance of Inland Steel Flat
                               Products Company division of Inland Steel
                               Company from December 1991 to February 1993.


H. William Howard, 63........  Mr. Howard has been Vice President--Information
 Vice President--Information   Technology of the Company since September 1990.
 Technology                    He was Vice President--Automation and
                               Information Technology of Inland Steel Company from May 1995 to December 1996. He was also
                               Vice President-- Automation and Information
                               Technology of Inland Steel Flat Products
                               Company division of Inland Steel Company from
                               January 1993 to May 1995.

George A. Ranney, Jr., 57....  Mr. Ranney has been Vice President and General
 Vice President and General    Counsel of the Company since July 1995. He is
 Counsel                       also a partner of the law firm of Mayer, Brown
                               & Platt, counsel to the Company. He has been a partner with such firm since 1986.

Vicki L. Avril, 43...........
 Treasurer and Director--      Ms. Avril has been Treasurer of the Company and
 Corporate Planning            of Inland Steel Company since January 1994, and
                               Treasurer of RT, Ryerson and Tull since
                               February 1994. She also has been Director--
                               Corporate

    NAME, AGE AND PRESENT      POSITIONS AND OFFICES HELD DURING THE PAST FIVE
  POSITION WITH REGISTRANT                          YEARS

                               Planning since January 1995. In addition, she was Director of Pension Investments and Administration from June 1991 to January 1995, and Assistant Treasurer of the Company from May 1993 to January 1994.

James M. Hemphill, 54........  Mr. Hemphill has been Controller of the Company
 Controller                    since September 1994. He was Director of
                               Financial Management of the Company from August
                               1992 to September 1994 and was Director of Taxes of the Company from March 1988 to August
                               1992.

Charles B. Salowitz, 49......  Mr. Salowitz has been Secretary of the Company
 Secretary and Associate       since September 1995 and Associate General
 General Counsel               Counsel since January 1995, Secretary of Inland
                               Steel Company since September 1995 and
                               Corporate Secretary of RT since April 1996. He was an Assistant General Counsel of the Company from July 1989 to January 1995 and was Assistant Secretary from July 1989 to September
                               1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The common stock of the Company is listed and traded on the New York Stock Exchange. As of February 2, 1998, the number of holders of record of common stock of the Company was 13,383.

  The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item 7 is set forth under the caption "Financial Review" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company called for by this Item 8, together with the report thereon of the independent accountants dated February 18, 1998, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in Exhibit 99, "Financial Information," which is attached hereto, and are incorporated by reference herein. The financial statement schedules listed under Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 18, 1998, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales, earnings and per share common stock information for 1997 and 1996 are set forth under the caption "Summary by Quarter" in Exhibit 99, "Financial Information," which is attached hereto, and are incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this Item 10 with respect to directors of the Company will be set forth under the captions "Election of Directors" and "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) The information called for by this Item 12 with respect to security ownership of more than five percent of the Company's common stock. Series E ESOP Convertible Preferred Stock and its 10.23% Subordinated Voting Notes will be set forth under the caption "Additional Information Relating to Voting Securities" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 27, 1998, and is hereby incorporated by reference herein.

  (b) The following beneficial owner of Series A $2.40 Cumulative Convertible Preferred Stock, which owns shares of Series A Preferred Stock having less than one percent of the combined voting power of the Company's outstanding voting securities, is the only person known to the Company to be the beneficial owner (as defined by the Securities and Exchange Commission), as of February 17, 1998, of more than five percent of that class of the Company's voting securities:

                                                               NUMBER   PERCENT
          NAME AND ADDRESS                                    OF SHARES OF CLASS
          ----------------                                    --------- --------
      Forest Investment Management LLC
      Founders Financial Group L.P.
      Michael A. Boyd, Inc...................................  11,383    12.1%
      Michael A. Boyd
      53 Forest Avenue
      Old Greenwich, CT 06870

  (c) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information called for by this Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)DOCUMENTS FILED AS A PART OF THIS REPORT.

    1. CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. The consolidated financial statements listed below are set forth in Exhibit 99, "Financial Information," which is attached hereto, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

      Report of Independent Accountants dated February 18, 1998.

      Statement of Accounting and Financial Policies.

      Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1997.

      Consolidated Statement of Cash Flows for the three years ended December 31, 1997.

      Consolidated Balance Sheet at December 31, 1997 and 1996.

      Schedules to Consolidated Financial Statements at December 31, 1997 and 1996, relating to:

              Investments and Advances.

              Property, Plant and Equipment.

              Long-Term Debt.

      Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

      Report of Independent Accountants on Financial Statement Schedules dated February 18, 1998. (Included on page 23 of this Report)

      Consent of Independent Accountants. (Included on page 23 of this Report)

      For the years ended December 31, 1997, 1996 and 1995:

              Schedule I -- Condensed Financial Information (Parent Company
              Only). (Included on pages 24 to 26, inclusive, of this Report)

              Schedule II -- Reserves. (Included on page 27 of this Report)

    3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

  (B)REPORTS ON FORM 8-K.

    On November 28, 1997, the Company filed a Current Report on Form 8-K, reporting the adoption of the Stockholder Rights Plan by the Board of Directors on November 25, 1997. No financial statements were filed with that report.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Inland Steel Industries, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 18, 1998, except as to Note 20, which is as of March 17, 1998, appearing on page 11 of Exhibit 99, "Financial Information," (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          Price Waterhouse LLP

Chicago, Illinois
February 18, 1998, except as to Note 20, which is as of March 17, 1998

                      CONSENT OF INDEPENDENT ACCOUNTANTS
  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-59783), Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902), Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (No. 33-4046), Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-1329, Registration Statement on Form S-8 (No. 33-32504), Post-Effective Amendment No. 2 to Form S-8 Registration Statement (No. 33-6627), Registration Statement on Form S-3 (No. 33-59161) and Registration Statement on Form S-3 (No. 33-62897) of Inland Steel Industries, Inc. (or, for registrations prior to 1986, Inland Steel Company) of our report dated February 18, 1998, except as to Note 20, which is as of March 17, 1998, appearing on page 11 of Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.

                                          Price Waterhouse LLP

Chicago, Illinois
March 30, 1998

                         INLAND STEEL INDUSTRIES, INC.

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                        1997   1996    1995
                                                       ------ ------  ------
Income:
  Intercompany interest income........................ $ 25.1 $ 18.5  $ 16.3
  Equity in income of subsidiaries....................  107.9   41.4   157.8
  Interest income and other revenue...................    8.5   11.9     1.6
  Gain on sale of subsidiary stock....................    --    31.4     --
                                                       ------ ------  ------
                                                        141.5  103.2   175.7
Expenses:
  Interest and other expenses.........................   14.5   32.6    31.0
  Intercompany interest expense.......................    3.6    2.4     5.7
                                                       ------ ------  ------
                                                         18.1   35.0    36.7
Income before income taxes and extraordinary loss.....  123.4   68.2   139.0
Provision for income taxes............................    4.1    8.0     7.8 Cr.
                                                       ------ ------  ------
Income before extraordinary loss......................  119.3   60.2   146.8
Extraordinary loss on early retirement of debt........    --   (14.5)    --
                                                       ------ ------  ------
Net income............................................ $119.3 $ 45.7  $146.8
                                                       ====== ======  ======

--------
Cr. = Credit



           See Notes to Consolidated Financial Statements in Item 8.

                         INLAND STEEL INDUSTRIES, INC.

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                       1997     1996     1995
                                                      -------  -------  -------
OPERATING ACTIVITIES
Net income..........................................  $ 119.3  $  45.7  $ 146.8
Adjustments to reconcile net income to net cash
 provided from (used for) operating activities:
  Equity in undistributed earnings of subsidiaries..   (107.9)   (41.4)  (157.8)
  Depreciation......................................       .5       .5       .6
  Deferred income taxes.............................      2.0     11.7      4.5
  Deferred employee benefit cost....................      (.7)     2.3       .3
  Gain from issuance of subsidiary stock............      --     (31.4)     --
  Stock issued for coverage of employee benefit
   plans............................................     21.8     22.6     23.9
  Change in: Intercompany accounts..................    (85.3)  (201.2)    16.0
      Notes receivable..............................      (.6)     (.1)     (.3)
      Accounts payable..............................      (.5)      .9     (2.9)
      Accrued liabilities...........................       .7     (9.9)     4.9
  Other deferred items..............................     (6.0)    (5.4)     8.3
                                                      -------  -------  -------
    Net adjustments.................................   (176.0)  (251.4)  (102.5)
                                                      -------  -------  -------
    Net cash provided from (used for) operating
     activities.....................................    (56.7)  (205.7)    44.3
                                                      -------  -------  -------
INVESTING ACTIVITIES
Net investments in subsidiaries.....................     (4.9)    (6.1)   (10.2)
Dividends received from subsidiaries................     25.9    471.7     25.9
                                                      -------  -------  -------
    Net cash provided from investing activities.....     21.0    465.6     15.7
                                                      -------  -------  -------
FINANCING ACTIVITIES
Issuance of common stock............................      --       --      99.1
Long-term debt retired..............................    (15.3)  (238.4)    (8.3)
Dividends paid......................................    (20.8)   (21.0)   (31.6)
Acquisition of treasury stock.......................     (6.7)    (3.7)    (4.0)
                                                      -------  -------  -------
    Net cash provided from (used for) financing
     activities.....................................    (42.8)  (263.1)    55.2
                                                      -------  -------  -------
Net increase (decrease) in cash and cash equiva-
 lents..............................................    (78.5)    (3.2)   115.2
Cash and cash equivalents--beginning of year........    202.3    205.5     90.3
                                                      -------  -------  -------
Cash and cash equivalents--end of year..............  $ 123.8  $ 202.3  $ 205.5
                                                      =======  =======  =======

           See Notes to Consolidated Financial Statements in Item 8.

                         INLAND STEEL INDUSTRIES, INC.

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEET
                         AT DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                               1997      1996
                                                             --------  --------
ASSETS
Current Assets:
  Cash and cash equivalents................................  $  123.8  $  202.3
  Receivables from subsidiary companies....................     377.6     292.3
  Deferred income taxes....................................        .3        .3
  Notes receivable.........................................       1.3        .7
                                                             --------  --------
    Total current assets...................................     503.0     495.6
Investment in subsidiary companies.........................     645.5     558.6
Intangible pension asset...................................       --       76.3
Investment in Nippon Steel Corporation, net of valuation
 allowances of $7.1 and $4.8, respectively.................       7.5       9.8
Property, net of accumulated depreciation of $8.3 and $7.8,
 respectively..............................................        .8       1.3
Deferred income taxes......................................        .2        .3
Deferred charges and other assets..........................       1.3       2.4
                                                             --------  --------
    Total assets...........................................  $1,158.3  $1,144.3
                                                             ========  ========
LIABILITIES
Current Liabilities:
  Accounts payable.........................................  $    4.7  $    5.2
  Accrued liabilities......................................      10.3       9.6
  Long-term debt due within one year.......................      10.6       9.7
                                                             --------  --------
    Total current liabilities..............................      25.6      24.5
Long-term debt.............................................     185.9     202.1
Deferred employee benefits.................................       9.7      86.7
Deferred income and other deferred credits.................       8.9       9.9
                                                             --------  --------
    Total liabilities......................................     230.1     323.2
                                                             --------  --------
TEMPORARY EQUITY
Common stock repurchase commitment.........................      28.1      32.1
                                                             --------  --------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 15,000,000 shares
 authorized for all series, aggregate liquidation value
 $150.6 in 1997 and $153.9 in 1996.........................       3.1       3.2
Common stock, $1.00 par value; authorized--100,000,000
 shares; issued--50,556,350 shares.........................      50.6      50.6
Capital in excess of par value.............................   1,032.5   1,040.2
Accumulated deficit........................................     (45.6)   (146.0)
Unearned compensation--ESOP................................     (68.6)    (79.4)
Common stock repurchase commitment.........................     (28.1)    (32.1)
Treasury stock at cost--common stock of 1,557,635 shares in
 1997 and 1,647,954 shares in 1996.........................     (40.5)    (44.2)
Cumulative translation adjustment..........................      (3.3)     (3.3)
                                                             --------  --------
    Total stockholders' equity.............................     900.1     789.0
                                                             --------  --------
    Total liabilities, temporary equity, and stockholders'
     equity................................................  $1,158.3  $1,144.3
                                                             ========  ========

Maturities of Long-Term Debt due within five years are: $10.5 million in 1998, $111.5 million in 1999, $12.5 million in 2000, $13.6 million in 2001, and
$14.8 million in 2002.

           See Notes to Consolidated Financial Statements in Item 8.

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             SCHEDULE II--RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN MILLIONS)

                                             PROVISIONS FOR ALLOWANCES,
                                            CLAIMS AND DOUBTFUL ACCOUNTS
                                     ------------------------------------------
         YEARS                       BALANCE AT ADDITIONS DEDUCTIONS BALANCE AT
         ENDED                       BEGINNING   CHARGED     FROM      END OF
      DECEMBER 31                     OF YEAR   TO INCOME  RESERVES     YEAR
      -----------                    ---------- --------- ---------- ----------
         1997.......................   $22.5      $ 7.1   $(1.3)(A)    $23.5
                                                           (4.8)(B)
         1996.......................   $29.9      $ 1.7   $(2.5)(A)    $22.5
                                                           (6.6)(B)
         1995.......................   $24.9      $11.8   $(1.1)(A)    $29.9
                                                           (5.7)(B)

NOTES:

(A) Bad debts written off during year.
(B) Allowances granted during year.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Inland Steel Industries, Inc.

Date: March 30, 1998                                 Robert J. Darnall
                                          By: _________________________________
                                                     Robert J. Darnall
                                                  Chairman, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


         Robert J. Darnall             Chairman, President and      March 30, 1998
____________________________________ Chief Executive Officer and
         Robert J. Darnall               Director (Principal
                                          Executive Officer)

            Jay M. Gratz                  Vice President and         March 30, 1998
____________________________________   Chief Financial Officer
            Jay M. Gratz                 (Principal Financial
                                               Officer)

         James M. Hemphill                    Controller             March 30, 1998
____________________________________    (Principal Accounting
         James M. Hemphill                     Officer)



          A. Robert Abboud                     Director

         James A. Henderson                    Director

         Robert B. McKersie                    Director

                                                               Jay M. Gratz
           Leo F. Mullin                       Director By: ___________________
                                                               Jay M. Gratz
                                                             Attorney-in-fact
         Jean-Pierre Rosso                     Director       March 30, 1998


          Joshua I. Smith                      Director

          Nancy H. Teeters                     Director

          Arnold R. Weber                      Director


                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 3.(i)     Copy of Certificate of Incorporation, as amended, of
           the Company. (Filed as Exhibit 3.(i) to the Company's
           Annual Report on Form 10-K for the year ended December
           31, 1995, and incorporated by reference herein.)
 3.(ii)    Copy of By-laws, as amended, of the Company............
 4.A       Copy of Certificate of Designations, Preferences and
           Rights of Series A $2.40 Cumulative Convertible Pre-
           ferred Stock of the Company. (Filed as part of Exhibit
           B to the definitive Proxy Statement of Inland Steel
           Company dated March 21, 1986 that was furnished to
           stockholders in connection with the annual meeting held
           April 23, 1986, and incorporated by reference herein.)
 4.B       Copy of Certificate of Designation, Preferences and
           Rights of Series D Junior Participating Preferred Stock
           of the Company. (Filed as Exhibit 4-D to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1987, and incorporated by reference here-
           in.)
 4.C       Copy of Rights Agreement, dated as of November 25,
           1997, between the Company and Harris Trust and Savings
           Bank, as Rights Agent. (Filed as Exhibit 4.1 to the
           Company's Current Report on Form 8-A filed on November
           28, 1997, and incorporated by reference herein.)
 4.D       Copy of Certificate of Designations, Preferences and
           Rights of Series E ESOP Convertible Preferred Stock of
           the Company. (Filed as Exhibit 4-F to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1989, and incorporated by reference herein.)
 4.E       Copy of Subordinated Voting Note due December 17, 1999
           in the amount of $100,000,000 from the Company to NS
           Finance III, Inc. (Filed as Exhibit 4.8 to Form S-3
           Registration Statement No. 33-62897, and incorporated
           by reference herein.)
 4.F       Copy of First Mortgage Indenture, dated April 1, 1928,
           between Inland Steel Company (the "Steel Company") and
           First Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, and of supplemental indentures thereto, to
           and including the Thirty-Fifth Supplemental Indenture,
           incorporated by reference from the following Exhibits:
           (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
           filed with Steel Company's Registration Statement on
           Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
           filed with Steel Company's Registration Statement on
           Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with
           Steel Company's Current Report on Form 8-K dated Janu-
           ary 18, 1937; (iv) Exhibit B-1(i), filed with Steel
           Company's Current Report on Form 8-K, dated February 8,
           1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel
           Company's Current Report on Form 8-K for the month of
           April, 1940; (vi) Exhibit B-2, filed with Steel
           Company's Registration Statement on Form A-2 (No. 2-
           4357); (vii) Exhibit B-1(l), filed with Steel Company's
           Current report on Form 8-K for the month of January,
           1945; (viii) Exhibit 1, filed with Steel Company's Cur-
           rent Report on Form 8-K for the month of November,
           1946; (ix) Exhibit 1, filed with Steel Company's Cur-
           rent Report on Form 8-K for the months of July and Au-
           gust, 1948; (x) Exhibits B and C, filed with Steel
           Company's Current Report on Form 8-K for the month of
           March, 1952; (xi) Exhibit A, filed with Steel Company's
           Current Report on Form 8-K for the month of July, 1956;
           (xii) Exhibit A, filed with Steel Company's Current

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
           Report on Form 8-K for the month of July, 1957; (xiii)
           Exhibit B, filed with Steel Company's Current Report on
           Form 8-K for the month of January, 1959; (xiv) the Ex-
           hibit filed with Steel Company's Current Report on Form
           8-K for the month of December, 1967; (xv) the Exhibit
           filed with Steel Company's Current Report on Form 8-K
           for the month of April, 1969; (xvi) the Exhibit filed
           with Steel Company's Current Report on Form 8-K for the
           month of July, 1970; (xvii) the Exhibit filed with the
           amendment on Form 8 to Steel Company's Current Report
           on Form 8-K for the month of April, 1974; (xviii) Ex-
           hibit B, filed with Steel Company's Current Report on
           Form 8-K for the month of September, 1975; (xix) Ex-
           hibit B, filed with Steel Company's Current Report on
           Form 8-K for the month of January, 1977; (xx) Exhibit
           C, filed with Steel Company's Current Report on Form 8-
           K for the month of February, 1977; (xxi) Exhibit B,
           filed with Steel Company's Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1978; (xxii) Exhibit
           B, filed with Steel Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1980; (xxiii) Ex-
           hibit 4-D, filed with Steel Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1980;
           (xxiv) Exhibit 4-D, filed with Steel Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1983; (xxvi) Exhibit 4(i) filed with the
           Steel Company's Registration Statement on Form S-2 (No.
           33-43393); (xxvii) Exhibit 4 filed with Steel Company's
           Current Report on Form 8-K dated June 23, 1993;
           (xxviii) Exhibit 4.C filed with the Steel Company's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1995; (xxix) Exhibit 4.C filed with the Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995, and (xxx) Exhibit 4.C filed
           with Steel Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996.
 4.G       Copy of consolidated reprint of First Mortgage Inden-
           ture, dated April 1, 1928, between Inland Steel Company
           and First Trust and Savings Bank and Melvin A. Traylor,
           as Trustees, as amended and supplemented by all supple-
           mental indentures thereto, to and including the Thir-
           teenth Supplemental Indenture. (Filed as Exhibit 4-E to
           Form S-1 Registration Statement No. 2-9443, and incor-
           porated by reference herein.)
           [The registrant hereby agrees to provide a copy of any
           other agreement relating to long-term debt at the re-
           quest of the Commission.]
 10.A*     Copy of Inland Steel Industries, Inc. Annual Incentive
           Plan, as amended. (Filed as Exhibit 10.A to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995, and incorporated by reference
           herein.)
 10.B*     Copy of Ryerson Tull Annual Performance Improvement In-
           centive Plan. (Filed as Exhibit 10.2 to the Ryerson
           Tull, Inc. Quarterly Report on Form 10-Q for the quar-
           ter year ended September 30, 1997, and incorporated by
           reference herein.)
 10.C*     Copy of Inland Steel Industries, Inc. Special Achieve-
           ment Award Plan. (Filed as Exhibit 10-I to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1987, and incorporated by ref-
           erence herein.)
 10.D*     Copy of Ryerson Tull 1996 Incentive Stock Plan, as
           amended................................................
 10.E*     Copy of Inland 1995 Incentive Stock Plan, as amended...


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 10.F*     Copy of Inland 1992 Incentive Stock Plan, as amended.
           (Filed as Exhibit 10.C to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995,
           and incorporated by reference herein.)
 10.G*     Copy of Inland 1988 Incentive Stock Plan, as amended.
           (Filed as Exhibit 10.B to the Company's Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995,
           and incorporated by reference herein.)
 10.H*     Copy of Inland Steel Industries Non-Qualified Thrift
           Plan, as amended. (Filed as Exhibit 10.A to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1997, and incorporated by reference
           herein.)
 10.I*     Copy of Inland 1992 Stock Plan for Non-Employee Direc-
           tors, as amended. (Filed as Exhibit 10.E to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995, and incorporated by reference
           herein.)
 10.J*     Copy of Inland Steel Industries Supplemental Retirement
           Benefit Plan for Covered Employees, as amended. (Filed
           as Exhibit 10.B to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997, and
           incorporated by reference herein.)
 10.K*     Copy of Inland Steel Industries Special Retirement Ben-
           efit Plan for Covered Employees, as amended. (Filed as
           Exhibit 10.C to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1997, and in-
           corporated by reference herein.)
 10.L*     Copy of Ryerson Tull, Inc. Supplemental Retirement Plan
           for Covered Employees, as amended. (Filed as Exhibit
           10.1 to the Ryerson Tull, Inc. Form 10-Q for the quar-
           ter ended September 30, 1997, and incorporated by ref-
           erence herein.)
 10.M*     Copy of the Inland Steel Industries Deferred Compensa-
           tion Plan for Certain Employees, as amended. (Filed as
           Exhibit 10.J to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1994, and in-
           corporated by reference herein.)
 10.N*     Copy of the Inland Steel Industries Deferred Compensa-
           tion Plan for Directors, as amended. (Filed as Exhibit
           10-L to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1992, and incorpo-
           rated by reference herein.)
 10.O*     Copy of Inland Steel Industries Terminated Retirement
           Plan for Non-Employee Directors. (Filed as Exhibit 10.M
           to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1995, and incorporated
           by reference herein.)
 10.P*     Copy of Inland Steel Industries, Inc. Deferred Phantom
           Stock Unit Plan for Non-Employee Directors. (Filed as
           Exhibit 10.N to the Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1995, and in-
           corporated by reference herein.)
 10.Q*     Copy of Outside Directors Accident Insurance Policy.
           (Filed as Exhibit 10-F to Inland Steel Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1983, and incorporated by reference herein.)
 10.R*     Copy of form of Severance Agreement, dated January 28,
           1998, between the Company and each of the four execu-
           tive officers of the Company identified on the exhibit
           relating to terms and conditions of termination of em-
           ployment following a change in control of the Company..
 10.S.(1)* Copy of Ryerson Tull Directors' Compensation Plan......
 10.S.(2)* Copy of Ryerson Tull Nonqualified Savings Plan, effec-
           tive January 1, 1998...................................


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 10.T.(1)* Amended listing of executive officers of the Company who are parties to the form of Severance Agreement
           dated January 28, 1998 referred to in Exhibit 10.R
           above..................................................
 10.T.(2)* Copy of form of Change in Control Agreements dated
           March 27, 1996 between the Company and the parties
           listed on the schedule thereto. (Filed as Exhibit 10.5
           to the Ryerson Tull, Inc. Form S-1 Registration State-
           ment No. 333-3235, and incorporated by reference here-
           in.)
 10.T.(3)* Amended Schedule to Change in Control Agreements re-
           ferred to in Exhibit 10.T.(2) above....................
 10.T.(4)* Copy of form of Change in Control Agreements dated as of June 10, 1996 between Ryerson Tull, Inc. and the
           parties listed on the Schedule thereto. (Filed as Ex-
           hibit 10.10 to the Ryerson Tull, Inc. Annual Report on
           Form 10-K for the fiscal year ended December 31, 1997,
           and incorporated by reference herein.)
 10.T.(5)* Amended Schedule to Change in Control Agreements re-
           ferred to in Exhibit 10.T.(4) above (filed as Exhibit
           10.11 to the Ryerson Tull Inc. Annual Report on Form
           10-K for the fiscal year ended December 31, 1997, and
           incorporated by reference herein).
 10.T.(6)* Copy of Change in Control Agreement dated as of June
           10, 1996 between Ryerson Tull, Inc. and Neil S. Novich.
           (Filed as Exhibit 10.8 to the Ryerson Tull, Inc. Regis-
           tration Statement on Form S-1 (File No. 333-3235), and
           incorporated by reference herein.)
 10.T.(7)* Copy of Change in Control Agreement dated as of March
           27, 1996 between the Company and Neil S. Novich. (Filed
           as Exhibit 10.6 to the Ryerson Tull, Inc. Form S-1 Reg-
           istration Statement No. 333-3235, and incorporated by
           reference herein.)
 10.U.*    Copy of Employment Agreement dated as of April 8, 1994
           between the Company and Neil S. Novich. (Filed as Ex-
           hibit 10.N.(8) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994, and
           incorporated by reference herein.)
 10.V.*    Copy of Assumption and Amendment Agreement dated July
           24, 1996 by and among Inland Steel Industries, Inc.,
           Ryerson Tull, Inc. and Neil S. Novich. (Filed as Ex-
           hibit 10.A to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1996, and in-
           corporated by reference herein.)
 10.W(1)*  Copy of Employment Agreement between the Company and
           Carl G. Lusted, dated June 27, 1990 (Filed as Exhibit
           10.4 to Ryerson Tull's Registration Statement on Form
           S-1 (File No. 333-3235), and incorporated by reference
           herein.)
 10.W(2)*  Copy of Assumption and Amendment Agreement dated Janu-
           ary 22, 1997 by and among the Company, Ryerson Tull,
           Inc. and Carl G. Lusted. (Filed as Exhibit 10.6 to the
           Ryerson Tull, Inc. Annual Report on Form 10-K for the
           fiscal year ended December 31, 1996, and incorporated
           by reference herein.)
 10.X*     Copy of Employment Agreement dated as of August 18,
           1995 between the Company and George A. Ranney, Jr. ....
 10.Y      Copy of Stock Purchase Agreement, dated as of July 7,
           1989, between the Company and Harris Trust and Savings
           Bank, as ESOP Trustee. (Filed as Exhibit 4-G to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1989, and incorporated by reference
           herein.)


--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 10.Z.(1)  Copy of Letter Agreement dated December 18, 1989 among the Company, Nippon Steel Corporation and NS Finance
           III, Inc. (an indirectly wholly owned subsidiary of
           Nippon Steel Corporation) relating to sale to NS Fi-
           nance III, Inc. of 185,000 shares of Series F Exchange-
           able Preferred Stock of the Company. (Filed as Exhibit
           4(b) to the Company's Current Report on Form 8-K filed
           on December 18, 1989, and incorporated by reference
           herein.)
 10.Z.(2)  Copy of Basic Agreement dated as of July 21, 1987 be-
           tween the Company and Nippon Steel Corporation relating
           to the I/N Tek joint venture. (Filed as Exhibit 10-S-
           (3) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989, and incorporated
           by reference herein.)
 10.Z.(3)  Copy of Partnership Agreement dated as of July 21, 1987 between ISC Tek, Inc. (an indirectly wholly owned sub-
           sidiary of the Company) and NS Tek, Inc. (an indirectly
           wholly owned subsidiary of Nippon Steel Corporation)
           relating to the I/N Tek joint venture. (Filed as Ex-
           hibit 10-S-(4) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989, and
           incorporated by reference herein.)
 10.Z.(4)  Copy of Basic Agreement dated as of September 12, 1989 between the Company and Nippon Steel Corporation relat-
           ing to the I/N Kote joint venture. (Filed as Exhibit
           10-S-(5) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1989, and incor-
           porated by reference herein.)
 10.Z.(5)  Copy of Partnership Agreement dated as of September 12,
           1989 between ISC Kote, Inc. (an indirectly wholly owned
           subsidiary of the Company) and NS Tek, Inc. (an indi-
           rectly wholly owned subsidiary of Nippon Steel Corpora-
           tion) relating to the I/N Kote joint venture. (Filed as
           Exhibit 10-S-(6) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989, and
           incorporated by reference herein.)
 10.Z.(6)  Copy of Substrate Supply Agreement dated as of Septem-
           ber 12, 1989 between Inland Steel Company and I/N Kote,
           an Indiana general partnership. (Filed as Exhibit 10-S-
           (7) to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1989, and incorporated
           by reference herein.)
 10.Z.(7)  Copy of First Amendment to Substrate Supply Agreement
           dated as of May 1, 1990 between Inland Steel Company
           and I/N Kote relating to the I/N Kote joint venture.
           (Filed as Exhibit 10-R-(8) to the Company's Annual Re-
           port on Form 10-K for the fiscal year ended December
           31, 1990, and incorporated by reference herein.)
 10.Z.(8)  Copy of Letter Agreement dated as of May 1, 1990 among
           I/N Kote, the Company and Nippon Steel Corporation re-
           lating to partner loans. (Filed as Exhibit 10-R-(9) to
           the Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1990, and incorporated by ref-
           erence herein.)
 10.Z.(9)  Copy of First Amendment to I/N Kote Basic Agreement
           dated as of May 1, 1990 between the Company and Nippon
           Steel Corporation relating to the I/N Kote joint ven-
           ture. (Filed as Exhibit 10-R-(10) to the Company's An-
           nual Report on Form 10-K for the fiscal year ended De-
           cember 31, 1990, and incorporated by reference herein.)
 10.Z.(10) Copy of Letter Agreement dated as of April 19, 1990 be-
           tween the Company and Nippon Steel Corporation relating
           to capital contributions to I/N Tek. (Filed as Exhibit
           10-R-(11) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1990, and incor-
           porated by reference herein.)

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 10.Z.(11) Copy of Letter Agreement dated April 20, 1990 between
           ISC Tek, Inc. (an indirectly wholly owned subsidiary of
           the Company) and NS Tek, Inc. (an indirectly wholly
           owned subsidiary of Nippon Steel Corporation) relating
           to amendment of the partnership agreement of I/N Tek.
           (Filed as Exhibit 10-R-(12) to the Company's Annual Re-
           port on Form 10-K for the fiscal year ended December
           31, 1990, and incorporated by reference herein.)
 10.Z.(12) Copy of CCM Override Amendment dated as of April 20,
           1990 among the Company; Nippon Steel Corporation; In-
           land Steel Company; ISC Tek, Inc.; I/N Tek; NS Sales,
           Inc.; and NS Tek, Inc. relating to I/N Tek. (Filed as
           Exhibit 10-R-(13) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1990,
           and incorporated by reference herein.)
 10.AA     Copy of Inland Steel Industries Thrift Plan ESOP Trust,
           dated July 7, 1989, between the Company and Harris
           Trust and Savings Bank, as ESOP Trustee. (Filed as Ex-
           hibit 10-P to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1989, and incorpo-
           rated by reference herein.)
 10.BB     Copy of First Amendment dated July 1, 1996 between the
           Company and LaSalle National Trust, N.A. as Successor
           ESOP Trustee, to the Inland Steel Industries Thrift
           Plan ESOP Trust, dated July 7, 1989, between the Com-
           pany and Harris Trust and Savings Bank, as ESOP Trust-
           ee. (Filed as Exhibit 10.BB to the Company's Annual Re-
           port on Form 10-K for the fiscal year ended December
           31, 1996, and incorporated by reference herein.)
 10.CC     Letter Agreement dated March 1, 1991 between Nippon
           Steel Corporation and the Company regarding Series F
           Exchangeable Preferred Stock. (Filed as Exhibit 10-U to
           the Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1990, and incorporated by ref-
           erence herein.)
 10.DD     Letter Agreement dated May 10, 1991 by and between
           Nippon Steel Corporation and the Company relating to
           Letter Agreement dated December 18, 1989. (Filed as Ex-
           hibit 10-V to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1991, and incorpo-
           rated by reference herein.)
 21        List of certain subsidiaries of the Company............
 23        Consent of Independent Accountants, appearing on page
           23 of this Annual Report on Form 10-K.
 24        Powers of attorney.....................................
 27        Financial Data Schedule.
 99        Financial Information to be included in the Annual Re-
           port to Shareholders for 1997..........................