Form 10-K405/A
period 1997-12-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1998-04-20
CIK 790528

                                                                           1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

RECENT DEVELOPMENTS

  On March 17, 1998, the Company announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire Inland Steel Company for a total transaction value of approximately $1.43 billion (including approximately $1.12 billion in cash). The agreement has been approved by the Boards of Directors of both companies. As part of the transaction, Ispat will: i) pay $650 million for the common stock of Inland Steel Company held by the Company; ii) pay $238.2 million for the preferred stock of Inland Steel Company held by the Company; iii) repay the intercompany debt of Inland Steel Company owed to the Company, which at December 31, 1997, was $230.7 million; and iv) assume debt owed to third parties of approximately $307.9 million. The Company intends to distribute a significant portion of the net proceeds from the sale to its shareholders through stock repurchases, dividends or a combination thereof. However, the Board of Directors has taken no action and has not yet approved a plan as to the amounts or the range of amounts of the net proceeds to be used for such purposes. The determination of whether to engage in stock repurchases and/or to pay dividends and the amount of net proceeds to be used for such purposes is within the discretion of the Board of Directors and, until the Board of Directors has taken such action, there can be no assurances that any stock repurchases and/or dividends will occur or as to the amount of net proceeds that will be used for such purposes. The transaction is subject to a definitive agreement, antitrust clearance, other closing conditions, and the need to give the United Steelworkers of America the opportunity to make an offer to purchase Inland Steel Company. It is anticipated that the transaction will close in the third quarter of 1998. Following the sale, the Company's primary business will be metals distribution, presently conducted by RT. The Company is currently considering a plan to combine with RT into one entity subsequent to the closing of the sale.

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

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Inland Steel Industries, Inc.

Date: April 20, 1998                                 /s/ Jay M. Gratz
                                          By: _________________________________
                                                       Jay M. Gratz
                                                    Vice President and
                                                  Chief Financial Officer