Form 10-Q
period 1998-03-31
INLAND STEEL INDUSTRIES INC /DE/
filed 1998-05-13
CIK 790528

                                                            First Quarter - 1998



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,941,765 shares of the Company's Common Stock ($1.00 par value) were outstanding as of May 4, 1998.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)
================================================================================

                                              Dollars in Millions
                                            (except per share data)
                                            -----------------------
                                              Three Months Ended
                                                   March 31
                                              ------------------
                                                1998       1997
                                                ----       ----
NET SALES                                      $1,293.3  $1,207.3
                                               --------  --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                             1,133.5   1,039.7
 Selling, general and administrative expenses      58.4      55.7
 Depreciation                                      41.9      39.1
                                               --------  --------
     Total                                      1,233.8   1,134.5
                                               --------  --------

OPERATING PROFIT                                   59.5      72.8

General corporate expense, net of income items      5.6       1.3
Interest and other expense on debt                 14.9      16.4
                                               --------  --------

INCOME BEFORE INCOME TAXES                         39.0      55.1

PROVISION FOR INCOME TAXES                         15.1      21.7
                                               --------  --------
INCOME BEFORE MINORITY INTEREST                    23.9      33.4

MINORITY INTEREST IN RYERSON TULL, INC.             2.1       2.2
                                               --------  --------

NET INCOME                                     $   21.8  $   31.2
                                               ========  ========
EARNINGS PER SHARE OF COMMON STOCK

 Basic                                         $    .40  $    .59
                                               ========  ========
 Diluted                                       $    .38  $    .56
                                               ========  ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                             Dollars in Millions
                                                             -------------------
                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                              1998         1997
                                                              ----         ----
OPERATING ACTIVITIES
  Net income                                                 $ 21.8     $  31.2
                                                             ------     -------
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation                                               42.0        39.3
    Deferred employee benefit cost                              3.9         3.3
    Deferred income taxes                                       9.1        13.5
    Change in: Receivables                                    (46.4)      (36.5)
               Inventories                                     (8.3)      (29.4)
               Accounts payable                               (31.0)      (17.5)
               Accrued salaries and wages                      (5.2)       (7.5)
               Other accrued liabilities                       14.0        12.1

    Other items                                                11.7        11.5
                                                             ------     -------
    Net adjustments                                           (10.2)      (11.2)
                                                             ------     -------
    Net cash provided from operating activities                11.6        20.0
                                                             ------     -------
INVESTING ACTIVITIES
  Acquisitions (Note 3)                                        (7.7)     (130.2)
  Capital expenditures                                        (22.7)      (19.8)
  Investments in and advances to joint ventures, net           20.0         2.2
  Proceeds from sales of assets                                  .1         4.1
                                                             ------     -------
    Net cash used for investing activities                    (10.3)     (143.7)
                                                             ------     -------
FINANCING ACTIVITIES
  Long-term debt retired                                      (17.1)       (6.2)
  Reduction of debt assumed in acquisitions                       -       (22.6)
  Short-term borrowing                                            -         8.0
  Dividends paid                                               (2.5)       (2.5)
  Acquisition of treasury stock                                (5.5)       (1.3)
                                                             ------     -------
    Net cash used for financing activities                    (25.1)      (24.6)
                                                             ------     -------
Net decrease in cash and cash equivalents                     (23.8)     (148.3)
Cash and cash equivalents - beginning of year                  97.0       238.0
                                                             ------     -------
Cash and cash equivalents - end of period                    $ 73.2     $  89.7
                                                             ======     =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                     $ 17.1     $  19.4
    Income tax, net                                              .8          .9

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheet
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                          Dollars in Millions
                                                               ----------------------------------------
                                                                  March 31, 1998     December 31, 1997
                                                               --------------------  ------------------
ASSETS                                                             (unaudited)
------
  CURRENT ASSETS
    Cash and cash equivalents                                              $   73.2            $   97.0
    Receivables                                                               573.1               523.3
    Inventories - principally at LIFO
      In process and finished products                          $  570.8             $  543.8
      Raw materials and supplies                                    62.9      633.7      80.3     624.1
                                                                --------             --------
    Deferred income taxes                                                      30.6                30.7
                                                                           --------            --------
         Total current assets                                               1,310.6             1,275.1
  INVESTMENTS AND ADVANCES                                                    251.1               271.6
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                      4,676.3              4,649.7
    Less: Reserve for depreciation,
           amortization and depletion                            2,949.0              2,907.2
          Allowance for terminated facilities                      100.7    1,626.6     100.7   1,641.8
                                                                --------             --------
  DEFERRED INCOME TAXES                                                       222.6               231.4

  PREPAID PENSION COST                                                         77.1                77.4

  OTHER ASSETS                                                                142.9               149.2
                                                                           --------            --------
         Total Assets                                                      $3,630.9            $3,646.5
                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
    Accounts payable                                                       $  325.3            $  354.9
    Accrued liabilities                                                       206.9               197.3
    Long-term debt due within one year                                         52.2                62.7
                                                                           --------            --------
         Total current liabilities                                            584.4               614.9

  LONG-TERM DEBT                                                              698.4               704.9

  DEFERRED EMPLOYEE BENEFITS                                                1,279.8             1,275.6

  OTHER CREDITS                                                                65.0                65.4
                                                                           --------            --------
         Total liabilities                                                  2,627.6             2,660.8

  MINORITY INTEREST IN RYERSON TULL, INC.                                      59.7                57.5

  COMMON STOCK REPURCHASE COMMITMENT                                           22.7                28.1

  STOCKHOLDERS' EQUITY (Schedule A)                                           920.9               900.1
                                                                           --------            --------
         Total Liabilities, Minority Interest, Temporary
          Equity, and Stockholders' Equity                                 $3,630.9            $3,646.5
                                                                           ========            ========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements (Unaudited)
================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report to Stockholders for the year ended December 31, 1997.

NOTE 2/EARNINGS PER SHARE
                                                                Dollars and Shares
                                                                   in Millions
                                                             (except per share data)
                                                             -----------------------
                                                                Three Months Ended
                                                                     March 31
                                                                  --------------
Basic earnings per share
------------------------
                                                                  1998    1997
                                                                 -----   -----
Net income                                                       $21.8   $31.2
Less preferred stock dividends                                     2.3     2.3
                                                                 -----   -----
Income available to common stockholders                          $19.5   $28.9
                                                                 =====   =====

Average shares of common stock outstanding                        49.0    48.9
                                                                 =====   =====

Basic earnings per share                                         $ .40   $ .59
                                                                 =====   =====

Diluted earnings per share
--------------------------

Income available to common stockholders                          $19.5   $28.9
Effect of dilutive securities
  Series E leveraged preferred stock                               2.2     2.2
  Additional ESOP funding required on conversion of
    Series E leveraged preferred stock, net of tax                (2.1)   (2.0)
                                                                 -----   -----
Income available to common stockholders and assumed
  conversions                                                    $19.6   $29.1
                                                                 =====   =====

Average shares of common stock outstanding                        49.0    48.9
Assumed conversion of Series E leverage preferred stock            3.0     3.0
Dilutive effect of stock options                                     -       -
                                                                 -----   -----
Shares outstanding for diluted earnings per share calculation     52.0    51.9
                                                                 =====   =====

Diluted earnings per share                                       $ .38   $ .56
                                                                 =====   =====

NOTE 3/ACQUISITIONS

During the 1998 first quarter a subsidiary of the Company acquired Brockway Pressed Metals, Inc., a powder metallurgy company.

NOTE 4/COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Due to the immateriality of the one item covered by the Statement, the Company has elected, as allowed by the Statement, to not apply provisions of the Statement.

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements (Unaudited)

================================================================================

NOTE 5/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, increased to $39 million on March 31, 1998 from $35 million on December 31, 1997.

NOTE 6/INLAND-ISPAT LETTER AGREEMENT

On March 17, 1998, the Company announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire Inland Steel Company ("ISC") for a total transaction value of approximately $1.43 billion. The agreement has been approved by the Boards of Directors of both companies. As part of the transaction, Ispat will: i) pay $650 million in cash for the common stock of ISC held by the Company; ii) pay $238.2 million for the preferred stock of ISC held by the Company; iii) repay the intercompany debt of ISC owed to the Company, which at December 31, 1997, was $230.7 million; and
iv) assume debt owed to third parties of approximately $307.9 million. The Company intends to distribute a significant portion of the net proceeds from the sale to its stockholders through stock repurchases, dividends or a combination thereof. However, the Board of Directors has taken no action and has not yet approved a plan as to the amounts or the range of amounts of the net proceeds to be used for such purposes. The determination of whether to engage in stock repurchases and/or to pay dividends and the amount of net proceeds to be used for such purposes is within the discretion of the Board of Directors and, until the Board of Directors has taken such action, there can be no assurances that any stock repurchases and/or dividends will occur or as to the amount of net proceeds that will be used for such purposes. The transaction is subject to a definitive agreement, antitrust clearance, other closing conditions, and the need to give the United Steelworkers of America ("USWA") the opportunity to make an offer to purchase ISC. In early May, the Company was informed that the USWA decided not to pursue its right to submit an offer for ISC. Following the sale, the Company's primary business will be metals distribution, presently conducted by Ryerson Tull, Inc. ("RT"). The Company is currently considering a plan to combine with RT into one entity subsequent to the closing of the sale.

Item 2.

          Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

RESULTS OF OPERATIONS - Comparison of First Quarter 1998 to First Quarter 1997
------------------------------------------------------------------------------

   For the first quarter of 1998 the Company reported consolidated net income of $21.8 million as compared with net income of $31.2 million in the comparable year-ago period. Decreased operating profit at the Steel Manufacturing segment was the major factor for the decline.

   Consolidated net sales increased 7 percent to $1.29 billion in the 1998 first quarter due primarily to higher sales at the Materials Distribution segment. Included in the 1998 quarter is a full quarter of net sales for Thypin Steel Co., Inc., Cardinal Metals, Inc., and Omni Metals, Inc., which were acquired by the Materials Distribution segment during 1997.

   Net sales at the Materials Distribution segment of $734.8 million in the 1998 first quarter were 11 percent higher than the comparable year-earlier quarter due in large part to the inclusion of full quarter results of the 1997 acquisitions. Volume, which increased 15 percent to 812,000 tons, was partially offset by a 3 percent decrease in average selling price per ton. Operating profit of $37.8 million in the 1998 first quarter was $2.8 million ahead of the comparable 1997 quarter. The 1997 quarter included a one-time $2.0 million gain on the sale of property in Jersey City, New Jersey.

   The Steel Manufacturing segment's net sales of $606.1 million were virtually unchanged from the 1997 first quarter as a 4 percent increase in the volume of steel mill products shipped was offset by a comparable decrease in average selling price per ton. As a result of the lower average selling price per ton, operating profit declined to $21.8 million from $38.3 million reported for the first three months of 1997. Operating profit in the 1998 first quarter was also negatively impacted by the effects of a severe winter storm and scheduled outages on several major facilities, partially offset by a $5 million property tax reduction relating to prior years.

Liquidity and Financing
-----------------------

   At March 31, 1998, the Company's cash and cash equivalents were $73.2 million as compared with $97.0 million at year-end 1997. There was no short-term borrowing outstanding at either date.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

        (b) Reports on Form 8-K.

            The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

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


Date: May 11, 1998

                                                            Part I -- Schedule A
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                       Dollars in Millions
                                                           --------------------------------------------
                                                           March 31, 1998             December 31, 1997
                                                           ---------------            -----------------
                                                            (unaudited)

STOCKHOLDERS' EQUITY
---------------------------
  Series A preferred stock ($1 par value)
    -  94,101 shares issued and outstanding as of
      March 31, 1998 and December 31, 1997                        $     .1                     $     .1

   Series E preferred stock ($1 par value)
    - 2,979,232 shares and 3,014,548 shares
      issued and outstanding as of March 31,
      1998 and December 31, 1997, respectively                         3.0                          3.0

   Common stock ($1 par value)
    - 50,556,350 shares issued as of March 31, 1998
      and December 31, 1997                                           50.6                         50.6

   Capital in excess of par value                                  1,037.6                      1,039.8

   Accumulated deficit
    Balance beginning of year                              $(45.6)                    $(146.0)

    Net income                                               21.8                       119.3

    Dividends
    Series A preferred stock -
      $.60 per share in 1998 and
      $2.40 per share in 1997                                 (.1)                        (.2)
    Series E preferred stock -
      $3.523 per share in 1997                                  -                       (10.8)
      Income tax benefit - Series E dividend                    -                         1.9
    Common stock -
      $.05 per share in 1998 and
      $.20 per share in 1997                                 (2.4)   (26.3)              (9.8)    (45.6)
                                                           ------                     -------
   Unearned compensation related to ESOP                             (67.3)                       (68.6)
   Common stock repurchase commitment                                (22.7)                       (28.1)
   Investment valuation allowance                                     (7.0)                        (7.1)
   Unearned restricted stock award compensation                        (.7)                         (.2)
   Treasury stock, at cost
    - 1,659,884 shares and 1,557,635
      shares as of March 31, 1998 and
      December 31, 1997, respectively                                (43.1)                       (40.5)
   Cumulative translation adjustment                                  (3.3)                        (3.3)
                                                                  --------                     --------
           Total Stockholders' Equity                             $  920.9                     $  900.1
                                                                  ========                     ========

                                                            Part I -- Schedule B
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        Summary Financial Information for Business Segments  (Unaudited)
================================================================================


                                                    Dollars in Millions
                                           -------------------------------------
                                                    Three Months Ended
                                                         March 31
                                           -------------------------------------
                                               1998                  1997
                                             --------              --------
NET SALES
---------

  Steel Manufacturing Operations             $  606.1              $  606.6
  Materials Distribution Operations             734.8                 660.7
  Eliminations and adjustments                  (47.6)                (60.0)
                                             --------              --------
     Total Net Sales                         $1,293.3              $1,207.3
                                             ========              ========


OPERATING PROFIT
----------------

  Steel Manufacturing Operations             $   21.8              $   38.3
  Materials Distribution Operations              37.8                  35.0
  Eliminations and adjustments                    (.1)                  (.5)
                                             --------              --------

     Total Operating Profit                  $   59.5              $   72.8
                                             ========              ========

                                 EXHIBIT INDEX

Exhibit                                                               Sequential
Number                           Description                          Page No.
-------                          -----------                          ----------
2.        Copy of Letter Agreement between Inland Steel Industries,
          Inc. and Ispat International N.V. ("Ispat") for the
          acquisition of Inland Steel Company by Ispat, dated
          March 16, 1998.  (Filed as Exhibit 2. to Inland Steel
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1997, and incorporated by reference
          herein.)                                                         --

3.(i)     Copy of Certificate of Incorporation, as amended, of
          the Company. (Filed as Exhibit 3.(i) to the Company's
          Annual Report on Form 10-K for the fiscal year ended             --
          December 31, 1995, and incorporated by reference herein.)

3.(ii)    Copy of By-laws, as amended, of the Company.  (Filed as
          Exhibit 3.(ii) to the Company's Annual  Report on Form
          10-K for the fiscal year ended December 31, 1997, and
          incorporated by reference herein.)                               --

10.AA* Copy of Inland Steel Industries Thrift Plan ESOP Trust, as amended and restated effective as of January 1, 1998...

27        Financial Data Schedule...................................



----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q