Form 10-Q
period 1998-06-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1998-08-14
CIK 790528

                                                           Second Quarter - 1998

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,231,047 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 7, 1998.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)

=====================================================================================================
                                                         Dollars in Millions (except per share data)
                                                         -------------------------------------------
                                                         Three Months Ended       Six Months Ended
                                                              June 30                 June 30
                                                         ------------------     --------------------
                                                          1998        1997        1998        1997
                                                         ------      ------     --------    --------

NET SALES                                                $724.9      $733.6     $1,465.8    $1,397.9
                                                         ------      ------     --------    --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                                       631.0       645.0      1,278.6     1,226.4
 Selling, general and
   administrative expenses                                 49.3        47.4         97.7        91.7
 Depreciation                                               7.5         6.4         14.8        12.4
 Gain from sale of assets                                     -        (6.9)           -        (8.9)
                                                         ------      ------     --------    --------
      Total                                               687.8       691.9      1,391.1     1,321.6
                                                         ------      ------     --------    --------
OPERATING PROFIT                                           37.1        41.7         74.7        76.3
General corporate income, net of expense items              1.6         3.9          4.0        11.9
Interest and other expense on debt                         (9.6)       (9.9)       (19.2)      (20.7)
                                                         ------      ------     --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                             29.1        35.7         59.5        67.5
PROVISION FOR INCOME TAXES                                 11.4        14.0         23.2        26.1
                                                         ------      ------     --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                                        17.7        21.7         36.3        41.4
MINORITY INTEREST IN RYERSON TULL, INC.                     2.2         2.6          4.3         4.8
                                                         ------      ------     --------    --------
INCOME FROM CONTINUING OPERATIONS                          15.5        19.1         32.0        36.6
INCOME FROM DISCONTINUED OPERATIONS OF
  INLAND STEEL COMPANY (Net of income taxes of
  $7.3, $13.8, $10.5 and $23.4)                            12.9        21.0         18.2        34.7
                                                         ------      ------     --------    --------
NET INCOME                                               $ 28.4      $ 40.1     $   50.2    $   71.3
                                                         ======      ======     ========    ========
EARNINGS PER SHARE OF COMMON STOCK:
 Basic:
    From continuing operations                           $  .27      $  .34     $    .56    $    .65
    Discontinued operations - Inland Steel Company          .26         .43          .37         .71
                                                         ------      ------     --------    --------
    Net income                                           $  .53      $  .77     $    .93    $   1.36
                                                         ======      ======     ========    ========
 Diluted:
    From continuing operations                           $  .26      $  .33     $    .53    $    .62
    Discontinued operations - Inland Steel Company          .25         .40          .35         .67
                                                         ------      ------     --------    --------
    Net income                                           $  .51      $  .73     $    .88    $   1.29
                                                         ======      ======     ========    ========

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

               Consolidated Statement of Cash Flows (Unaudited)

==============================================================================================
                                                                           Dollars in Millions
                                                                           -------------------
                                                                            Six Months Ended
                                                                                June 30
                                                                            ----------------
                                                                            1998      1997
                                                                            ------   -------
OPERATING ACTIVITIES
  Net income                                                                $ 50.2   $  71.3
                                                                            ------   -------
  Adjustments to reconcile net income to net
  cash provided from operating activities of continuing operations:
    Loss (income) from discontinued operations                               (18.2)    (34.7)
    Depreciation                                                              15.0      12.7
    Deferred employee benefit cost                                             1.5       2.9
    Deferred income taxes                                                      1.5       (.4)
    Gain from sale of assets                                                     -      (8.9)
    Change in:  Receivables                                                  (34.1)    (47.5)
                Inventories                                                  (57.4)    (31.7)
                Accounts payable                                               2.4      25.6
                Accrued salaries and wages                                    (3.9)     (9.8)
    Other accrued liabilities                                                 (4.6)      3.9
                Other deferred items                                          11.8      10.2
                                                                            ------   -------
    Net adjustments                                                          (86.0)    (77.7)
                                                                            ------   -------
    Net cash provided from (used for) operating
     activities of continuing operations                                     (35.8)     (6.4)
                                                                            ------   -------
INVESTING ACTIVITIES
  Acquisitions (Note 2)                                                       (7.7)   (130.4)
  Capital expenditures                                                       (15.4)    (16.1)
  Investments in and advances to joint ventures, net                          (2.4)     (4.2)
  Proceeds from sale of assets                                                  .2      16.7
                                                                            ------   -------
    Net cash used for investing activities of
     continuing operations                                                   (25.3)   (134.0)
                                                                            ------   -------
FINANCING ACTIVITIES
  Reduction of debt assumed in acquisitions                                      -     (22.6)
  Long-term debt retired                                                      (5.3)     (5.4)
  Dividends paid                                                             (10.3)    (10.4)
  Acquisition of treasury stock                                               (6.0)     (5.0)
                                                                            ------   -------
    Net cash used for financing activities of
     continuing operations                                                   (21.6)    (43.4)
                                                                            ------   -------
  Cash provided by discontinued operations                                    36.5     112.9
                                                                            ------   -------
  Net decrease in cash and cash equivalents                                  (46.2)    (70.9)
  Cash and cash equivalents - beginning of year                               97.0     238.0
                                                                            ------   -------
  Cash and cash equivalents - end of period                                 $ 50.8   $ 167.1
                                                                            ======   =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                                    $ 30.1   $  32.1
    Income taxes, net                                                         32.2      22.7

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          Consolidated Balance Sheet

=========================================================================================================
                                                                            Dollars in Millions
                                                                  ---------------------------------------
                                                                    June 30, 1998      December 31, 1997
                                                                  -----------------   -------------------
ASSETS                                                               (unaudited)
------
  CURRENT ASSETS
    Cash and cash equivalents                                              $   50.8              $   97.0
    Receivables                                                               348.0                 523.3
    Inventories - principally at LIFO
      In process and finished products                            $480.0              $  543.8
      Raw materials and supplies                                     2.3      482.3       80.3      624.1
                                                                  ------              --------
    Deferred income taxes                                                       5.6                  30.7
                                                                           --------              --------
        Total current assets                                                  886.7               1,275.1
  INVESTMENTS AND ADVANCES                                                     40.0                 271.6
  INVESTMENT IN INLAND STEEL COMPANY                                          492.3                     -
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                        595.1               4,649.7
    Less:  Reserve for depreciation,
            amortization and depletion                             287.1               2,907.2
           Allowance for terminated facilities                         -      308.0      100.7    1,641.8
                                                                  ------              --------
  EXCESS OF COST OVER NET ASSETS ACQUIRED                                      80.3                  82.3
  DEFERRED INCOME TAXES                                                        36.2                 231.4
  PREPAID PENSION COSTS                                                        15.8                  77.4
  OTHER ASSETS                                                                 15.9                  66.9
                                                                           --------              --------
        Total Assets                                                       $1,875.2              $3,646.5
                                                                           ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
    Accounts payable                                                       $  172.2              $  354.9
    Accrued liabilities                                                        47.3                 197.3
    Long-term debt due within one year                                         17.1                  62.7
                                                                           --------              --------
        Total current liabilities                                             236.6                 614.9
  LONG-TERM DEBT                                                              437.4                 704.9
  DEFERRED EMPLOYEE BENEFITS                                                  160.2               1,275.6
  OTHER CREDITS                                                                 7.1                  65.4
                                                                           --------              --------
        Total liabilities                                                     841.3               2,660.8
  MINORITY INTEREST IN RYERSON TULL, INC.                                      62.4                  57.5
  COMMON STOCK REPURCHASE COMMITMENT                                           22.6                  28.1
  STOCKHOLDERS' EQUITY (Schedule A)                                           948.9                 900.1
                                                                           --------              --------
        Total Liabilities, Minority Interest, Temporary Equity,
           and Stockholders' Equity                                        $1,875.2              $3,646.5
                                                                           ========              ========

                See notes to consolidated financial statements

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements  (Unaudited)
================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Current Report on Form 8-K filed July 20, 1998, for the year ended December 31, 1997.

NOTE 2/ACQUISITIONS

During the 1998 first quarter a subsidiary of the Company acquired Brockway Pressed Metals, Inc., a powder metallurgy company.

NOTE 3/COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Due to the immateriality of the one item covered by the Statement, the Company has elected, as allowed by the Statement, to not apply provisions of the Statement.

NOTE 4/ISC/ISPAT TRANSACTION

On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("ISC"), the Company's wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company's consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). The Merger Agreement provided for the merger of Merger Sub into ISC with ISC being the surviving company in the merger (the "ISC/Ispat Transaction"). As a result of the ISC/Ispat Transaction, ISC became a wholly owned subsidiary of Ispat. Pursuant to the merger, the Company received $1.1 billion in cash in exchange for the outstanding common stock and preferred stock of ISC and repayment of intercompany debt of ISC held by the Company. The Company intends to distribute a significant portion of the net proceeds from the sale to its stockholders through the announced Dutch Auction self-tender offer that is currently expected to be consummated in August 1998, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations Subsequent Events below. The Company's primary business is currently metals distribution and processing, conducted through its majority owned subsidiary, Ryerson Tull, Inc. ("RT"). The Company currently intends to merge with RT. Accordingly, the results of operations of ISC have been segregated from the results of continuing operations and reported as a separate item on the statement of operations. The assets and liabilities of ISC at June 30, 1998 have been aggregated and reflected as a net noncurrent asset.

ISC's revenues, including intercompany sales, were $619.9 million and $643.8 million for the quarters ended June 30, 1998 and 1997, respectively, and $1,226.0 million and $1,250.4 million for the first six months of each such year, respectively. The investment in ISC on the consolidated balance sheet at June 30, 1998 includes the net assets of discontinued operations of $245.0 million, and notes and other receivables of $247.3 million due from ISC.

            INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

            Notes to Consolidated Financial Statements  (Unaudited)
================================================================================

NOTE 5/EARNINGS PER SHARE

                                                   Dollars and Shares in Millions
                                                       (except per share data)
                                               ---------------------------------------
                                                Three Months Ended   Six Months Ended
                                                     June 30              June 30
                                               --------------------  -----------------
BASIC EARNINGS PER SHARE                         1998       1997       1998     1997
                                               ---------  ---------  --------  -------

Income from continuing operations                 $15.5      $19.1     $32.0     $36.6
Less preferred stock dividends                      2.3        2.3       4.6       4.6
                                                  -----      -----     -----     -----
Income from continuing operations
  available to common stockholders                 13.2       16.8      27.4      32.0
Discontinued operations                            12.9       21.0      18.2      34.7
                                                  -----      -----     -----     -----
Net income available to common
  stockholders                                    $26.1      $37.8     $45.6     $66.7
                                                  =====      =====     =====     =====
Average shares of common stock
  outstanding                                      48.9       48.9      49.0      48.9
                                                  =====      =====     =====     =====
Basic earnings per share
  From continuing operations                      $ .27      $ .34     $ .56     $ .65
  Discontinued operations                           .26        .43       .37       .71
                                                  -----      -----     -----     -----
  Net income                                      $ .53      $ .77     $ .93     $1.36
                                                  =====      =====     =====     =====

DILUTED EARNINGS PER SHARE

Income from continuing operations
  available to common stockholders                $13.2      $16.8     $27.4     $32.0
Effect of dilutive securities
  Series A preferred stock                            -          -         -        .1
  Series E leveraged preferred stock                2.2        2.2       4.4       4.4
Additional ESOP funding required on
  conversion of Series E leveraged
  preferred stock, net of tax                      (2.0)      (2.1)     (4.1)     (4.1)
                                                  -----      -----     -----     -----
Income available to common
  stockholders and assumed
  conversions before
  discontinued operations                          13.4       16.9      27.7      32.4
Discontinued operations                            12.9       21.0      18.2      34.7
                                                  -----      -----     -----     -----
Net income available to
  common stockholders and
  assumed conversions                             $26.3      $37.9     $45.9     $67.1
                                                  =====      =====     =====     =====
Average shares of common
  stock outstanding                                48.9       48.9      49.0      48.9
Assumed conversion of
  Series A preferred stock                            -         .1         -        .1
  Series E leverage preferred stock                 3.0        3.0       3.0       3.0
Dilutive effect of stock options                     .1          -        .1         -
                                                  -----      -----     -----     -----
Shares outstanding for diluted earnings per
  share calculation                                52.0       52.0      52.1      52.0
                                                  =====      =====     =====     =====
Diluted earnings per share
  From continuing operations                      $ .26      $ .33     $ .53     $ .62
  Discontinued operations                           .25        .40       .35       .67
                                                  -----      -----     -----     -----
  Net income                                      $ .51      $ .73     $ .88     $1.29
                                                  =====      =====     =====     =====


Item 2.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("ISC"), the Company's wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company's consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). The Merger Agreement provided for the merger of Merger Sub into ISC with ISC being the surviving company in the merger (the "ISC/Ispat Transaction"). As a result of the ISC/Ispat Transaction, ISC became a wholly owned subsidiary of Ispat. Pursuant to the merger, the Company received $1.1 billion in cash in exchange for the outstanding common stock and preferred stock of ISC and repayment of intercompany debt of ISC held by the Company. The Company's primary business is currently metals distribution and processing, conducted through its majority owned subsidiary, Ryerson Tull, Inc. ("RT"), with which it currently intends to merge. Accordingly, the results of operations of ISC have been segregated from the results of continuing operations and reported as a separate item on the statement of operations. The assets and liabilities of ISC at June 30, 1998 have been aggregated and reflected as a net noncurrent asset.

     ISC's revenues, including intercompany sales, were $619.9 million and $643.8 million for the quarters ended June 30, 1998 and 1997, respectively, and $1,226.0 million and $1,250.4 million for the first six months of each such year, respectively. The investment in ISC on the consolidated balance sheet at June 30, 1998 includes the net assets of discontinued operations of $245.0 million, and notes and other receivables of $247.3 million due from ISC.

Results of Operations - Comparison of Second Quarter 1998 to Second Quarter 1997
--------------------------------------------------------------------------------

     The Company reported consolidated net income of $28.4 million, $.53 per share, in the second quarter of 1998 compared with $40.1 million, $.77 per share, in the year-earlier period. Income from continuing operations in the current year quarter was $15.5 million, $.27 per share, compared with $19.1 million, $.34 per share, in the comparable year-earlier quarter. Included in the consolidated 1997 second quarter results was a pretax gain of $15.9 million, $9.0 million after tax or $.18 per share, associated with the sale of assets, of which $6.9 million pretax, $3.6 million after tax or $.07 per share, affected results of continuing operations. Excluding the gain, income from continuing operations remained unchanged from the previous year.

     Consolidated net sales from continuing operations declined 1 percent to $725 million in the 1998 second quarter from $734 million in the comparable 1997 quarter. Consolidated net sales primarily reflect the net sales of RT which decreased 2 percent to $715 million in the 1998 quarter. A 4 percent decline in average selling price at RT was only partially offset by a 2 percent increase in volume. Operating results at Magnetics International accounted for a majority of the difference between consolidated results and the results of RT.

     At RT, lower average selling prices continued to squeeze gross margins resulting in them slipping $2 per ton. Offsetting the unfavorable impact of lower margins was a $4 per ton decline in operating expenses, including depreciation and amortization. These factors resulted in an increase in operating profit, excluding the $6.9 million asset sale gain in 1997, of $2.3 million.

     The $8.1 million quarter to comparable quarter decline in income from discontinued operations at ISC was primarily the result of a 3 percent decrease in volume, a 1 percent decrease in average selling price and less gain from the sales of assets ($2.7 million in the current quarter compared with $9.0 million in the 1997 second quarter). Provisions for income taxes were lower due to reduced pretax income resulting from the above.

Comparison of First Six Months of 1998 to First Six Months of 1997
------------------------------------------------------------------

     For the first six months of 1998, the Company reported consolidated net income of $50.2 million, $.93 per share, as compared with $71.3 million, $1.36 per share, in the 1997 first half. Income from continuing operations for the first half of 1998 was $32.0 million, $.56 per share, as compared with $36.6 million, $.65 per share, in the comparable 1997 period. The consolidated 1997 first half benefited from an after-tax gain of $10.0 million, $.20 per share, from the sale of assets of which $4.6 million after tax, $.09 per share, was related to results of continuing operations. Excluding the gain, income from continuing operations, as in the quarter, remained unchanged from the comparable prior-year period.

     Consolidated net sales from continuing operations increased 5 percent to $1.47 billion for the first six months of 1998 from $1.40 billion in the prior-year period. Net sales at RT improved 4 percent in large part due to the inclusion of a full six months of net sales from acquisitions made by RT during 1997. The higher sales level combined with a decline in operating expenses were the major factors in the increase in operating profit of $7.1 million at RT, excluding the $8.9 million pretax gain from asset sales in 1997.

     Income from discontinued operations at ISC for the first six months of 1998 were approximately half the income recognized in the comparable 1997 period due primarily to a 2 percent decline in average selling price and the lower gain from the sale of assets discussed above. The reduced pretax income resulting from the above resulted in lower provisions for income taxes in the 1998 first half compared with the year-earlier period.

Liquidity and Financing
-----------------------

  The Company's cash and cash equivalents were $50.8 million at June 30, 1998 compared with $97.0 million at December 31, 1997. Not included in the June 30 amount was $14.1 million of cash and cash equivalents at Inland Steel Company. There was no short-term borrowing at either date.

Subsequent Events
-----------------

     On July 20, 1998, the Company commenced an offer to purchase up to 25.5 million shares of its common stock pursuant to a "Dutch Auction" self-tender offer. The tender price will be between $30 and $34 per share. The offer, which will expire August 14, 1998, unless extended, is not contingent upon any minimum number of shares being tendered. The Company will finance the tender with cash received from the sale of Inland Steel Company.

     On August 3, 1998, the Company retired the remaining outstanding $100 million principal amount of its Subordinated Voting Note for $114 million, which included $14 million of breakage and other related costs.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

              By letter dated June 17, 1998, Inland Steel Company ("Inland") was offered an opportunity to show cause why enforcement action should not be taken against Inland in connection with alleged violations of the Resource Conservation and Recovery Act ("RCRA") arising out of an October 1997 Inspection. Inland is in the process of attempting to resolve this matter with EPA. It is not possible at this time to predict the amount of Inland's potential liability or whether such liability could affect Inland's financial position.

Item 4.  Submision of Matters to a Vote of Security Holders

         (a) A meeting of stockholders was held on May 27, 1998 and was an annual meeting.

         (b)  No answer is required.

         (c) The election of nine nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

             Nominee          Affirmative Votes  Votes Withheld
             -------          -----------------  --------------
         A. Robert Abboud        43,521,900        7,369,190

         Robert J. Darnall       43,525,567        7,365,522

         James A. Henderson      43,550,007        7,341,082

         Robert B. McKersie      43,548,155        7,342,934

         Leo F. Mullin           43,550,330        7,340,759

         Jean-Pierre Rosso       43,551,929        7,339,161

         Joshua I. Smith         43,541,087        7,350,003

         Nancy H. Teeters        43,545,787        7,345,303

         Arnold R. Weber         43,546,290        7,344,800


         The results of the voting for the election of PricewaterhouseCoopers L.L.P. to audit the accounts of the Company and its subsidiaries for 1998 are as follows:

         For          Against   Abstain
         ---          -------   -------
         50,584,623   216,849    89,616

         There were no matters voted upon at the meeting to which broker non-votes applied.

         (d)  Not applicable.

Item 5.  Other Information.

         To be considered for inclusion in the Company's proxy statement and form of proxy relating to the 1999 Annual Meeting, proposals of holders of voting securities must be received in writing by the Secretary of the Company no later than December 22, 1998 and must comply with the requirements of the Securities and Exchange Commission. In order for a candidate recommended by a stockholder to be considered by the Committee as a nominee for election at the 1999 Annual Meeting, the name of the candidate and a written description of his or her qualifications must be received by the Secretary of the Company by December 31, 1998. Holders of voting securities who intend to nominate persons for election as directors at annual meetings, and proposals not included in a proxy statement for an annual meeting, must comply with the advance notice procedure set forth in the By-laws of the Company in order to be properly brought before that annual meeting of stockholders. The advance notice procedure requires that, if the Company provides less than 105 days' notice or prior public disclosure of the date of the meeting, such stockholder's notice must be received no later than the close of business on the 15th day following the first to occur of the date on which notice of the annual meeting date was mailed or the date on which public disclosure of the meeting date was made. Otherwise, the stockholder's notice must be delivered to or mailed and received at the Company's principal executive offices not less than 90 or more than 115 days prior to the meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

         (b)  Reports on Form 8-K.

              The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

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

Date:  August 12, 1998

                                                            Part I -- Schedule A
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                Dollars in Millions
                                                      -----------------------------------------
                                                        June 30, 1998         December 31, 1997
                                                      ------------------     -------------------
                                                         (unaudited)
STOCKHOLDERS' EQUITY
-------------------------------------------
  Series A preferred stock ($1 par value)
   - 94,101 shares issued and outstanding as of
     June 30, 1998 and December 31, 1997                         $     .1               $     .1
  Series E preferred stock ($1 par value)
   - 2,967,022 shares and 3,014,548 shares
     issued and outstanding as of June 30,
     1998 and December 31, 1997, respectively                         3.0                    3.0
  Common stock ($1 par value)
   - 50,556,350 shares issued as of June 30, 1998
     and December 31, 1997                                           50.6                   50.6
  Capital in excess of par value                                  1,037.8                1,039.8
  Accumulated deficit
     Balance beginning of year                        $(45.6)                $(146.0)
     Net income                                         50.2                   119.3
     Dividends
       Series A preferred stock -
          $1.20 per share in 1998 and
          $2.40 per share in 1997                        (.1)                    (.2)
       Series E preferred stock -
          $1.7615 per share in 1998 and
          $3.523 per share in 1997                      (5.3)                  (10.8)
          Income tax benefit - Series E dividend          .8                     1.9
       Common stock -
          $.10 per share in 1998 and
          $.20 per share in 1997                        (4.9)        (4.9)      (9.8)      (45.6)
                                                      ------                 -------
  Unearned compensation related to ESOP                             (63.6)                 (68.6)
  Common stock repurchase commitment                                (22.6)                 (28.1)
  Investment valuation allowance                                     (6.7)                  (7.1)
  Unearned restricted stock award compensation                        (.6)                   (.2)
  Treasury stock, at cost
   - 1,556,870 shares and 1,557,635
     shares as of June 30, 1998 and
     December 31, 1997, respectively                                (40.9)                 (40.5)
  Cumulative translation adjustment                                  (3.3)                  (3.3)
                                                                 --------               --------
           Total Stockholders' Equity                            $  948.9               $  900.1
                                                                 ========               ========

                                      -11-

                               EXHIBIT INDEX

Exhibit                                                               Sequential
Number                          Description                             Page No.
------                          -----------                           ----------
2.     Agreement and Plan of Merger, dated as of May 27, 1998 between
       Ispat International, N.V., Inland Steel Industries, Inc., Inland
       Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit 2.1
       to Inland Steel Company's Current Report on Form 8-K filed on
       June 9, 1998, and incorporated by reference herein.)                 --

2.1    Amendment to Agreement and Plan of Merger dated as of July 16,
       1998 between Ispat International, N.V., Inland Steel Industries,
       Inc., Inland Merger Sub, Inc. and Inland Steel Company. (Filed
       as Exhibit 2.2 to the Company's Current Report on Form 8-K
       filed on July 20, 1998, and incorporated by reference herein.)       --

3.(i)  Copy of Certificate of Incorporation, as amended, of the Company.
       (Filed as Exhibit 3.(i) to the Company's Annual Report on Form
       10-K for the fiscal year ended December 31, 1995, and incorporated
       by reference herein.)                                                --

3.(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit
       3.(ii) to the Company's Annual  Report on Form 10-K for the
       fiscal year ended December 31, 1997, and incorporated by
       reference herein.)                                                   --

10.A*  Copy of Inland 1992 Stock Plan for Non-Employee Directors, as
       amended.......................................................


27     Financial Data Schedule.......................................






----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q