Form 10-Q
period 1998-09-30
INLAND STEEL INDUSTRIES INC /DE/
filed 1998-11-16
CIK 790528

                                                            Third Quarter - 1998


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    ---------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from       to
                                               -------  ------

                                    ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,774,303 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 6, 1998.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                Consolidated Statement of Operations (Unaudited)
================================================================================

                                                                   Dollars in Millions (except per share data)
                                                                   -------------------------------------------
                                                               Three Months Ended               Nine Months Ended
                                                                   September 30                    September 30
                                                            -------------------------       ---------------------------
                                                               1998            1997            1998             1997
                                                            ---------       ---------       ---------         ---------
NET SALES                                                   $   688.5       $   719.5       $ 2,154.3         $ 2,117.3
                                                            ---------       ---------       ---------         ---------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                           608.5           635.6         1,887.1           1,862.0
   Selling, general and
     administrative expenses                                     50.3            48.0           148.0             139.7
   Depreciation                                                   7.6             6.5            22.4              18.9
   Gain from sale of assets                                        --              --              --              (8.9)
                                                            ---------       ---------       ---------         ---------
          Total                                                 666.4           690.1         2,057.5           2,011.7
                                                            ---------       ---------       ---------         ---------
OPERATING PROFIT                                                 22.1            29.4            96.8             105.6
General corporate income, net of expense items                    4.7             2.9             8.7              14.9
Interest and other expense on debt                               (8.2)           (9.9)          (27.4)            (30.6)
                                                            ---------       ---------       ---------         ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                   18.6            22.4            78.1              89.9
PROVISION FOR INCOME TAXES                                        7.9             8.8            31.1              34.9
                                                            ---------       ---------       ---------         ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                                              10.7            13.6            47.0              55.0
MINORITY INTEREST IN RYERSON TULL, INC.                            .6             1.5             4.9               6.3
                                                            ---------       ---------       ---------         ---------
INCOME FROM CONTINUING OPERATIONS                                10.1            12.1            42.1              48.7
DISCONTINUED OPERATIONS - INLAND STEEL COMPANY
Income (loss) from operations (net of taxes of
  $2.7 Cr., $9.6, $7.8, $33.0, respectively)                     (4.4)           18.2            13.8              52.9
  Gain on sale (net of taxes of $98.7)                          495.2              --           495.2                --
                                                            ---------       ---------       ---------         ---------
INCOME BEFORE EXTRAORDINARY LOSS                                500.9            30.3           551.1             101.6
Extraordinary loss on early retirement of debt
 (net of taxes of $2.8 Cr.)                                     (11.2)             --           (11.2)               --
                                                            ---------       ---------       ---------         ---------
NET INCOME                                                  $   489.7       $    30.3       $   539.9         $   101.6
                                                            =========       =========       =========         =========
EARNINGS PER SHARE OF COMMON STOCK:
   Basic:
      From continuing operations                            $     .22       $     .20       $     .79         $     .86
      Inland Steel Company - discontinued operations             (.11)            .37             .31              1.08
                           - gain on sale                       12.90              --           10.91                --
      Extraordinary loss on early retirement of debt             (.29)             --            (.25)               --
                                                            ---------       ---------       ---------         ---------
      Net income                                            $   12.72       $     .57       $   11.76         $    1.94
                                                            =========       =========       =========         =========
   Diluted:
      From continuing operations                            $     .21       $     .19       $     .75         $     .81
      Inland Steel Company - discontinued operations             (.11)            .35             .29              1.02
                           - gain on sale                       12.20              --           10.26                --
      Extraordinary loss on early retirement of debt             (.28)             --            (.23)               --
                                                            ---------       ---------       ---------         ---------
      Net income                                            $   12.02       $     .54       $   11.07         $    1.83
                                                            =========       =========       =========         =========

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                                              Dollars in Millions
                                                                          -----------------------------
                                                                               Nine Months Ended
                                                                                  September 30
                                                                          -----------------------------
                                                                            1998                 1997
                                                                          --------             --------
OPERATING ACTIVITIES
    Net income                                                            $  539.9             $  101.6
                                                                          --------             --------
Adjustments to reconcile net income to net cash used for
    operating activities of continuing operations:
        Loss (income) from discontinued operations                           (13.8)               (52.9)
        Depreciation                                                          22.7                 19.4
        Deferred employee benefit cost                                        (2.0)                (2.4)
        Stock issued for coverage of employee benefit plans                   40.5                 12.1
        Deferred income taxes                                                  4.4                  1.1
        Gain from sale of assets net of taxes and related liabilities       (495.2)                (8.9)
        Change in: Receivables                                               (29.0)               (55.9)
                   Inventories                                               (68.5)               (35.2)
                   Accounts payable                                           (8.1)               (11.2)
                   Accrued salaries and wages                                 (4.4)                 (.1)
                   Other accrued liabilities                                 (54.8)                (9.9)
        Other deferred items                                                   5.9                  (.9)
                                                                          --------             --------

        Net adjustments                                                     (602.3)              (144.8)
                                                                          --------             --------

        Net cash used for operating
          activities of continuing operations                                (62.4)               (43.2)
                                                                          --------             --------

INVESTING ACTIVITIES
    Acquisitions (Note 2)                                                     (7.7)              (139.5)
    Capital expenditures                                                     (23.7)               (26.5)
    Investments in and advances to joint ventures, net                        (2.4)                (4.2)
    Proceeds from sale of assets                                             893.3                 17.2
                                                                          --------             --------
        Net cash provided from (used for) investing
         activities of continuing operations                                 859.5               (153.0)
                                                                          --------             --------

FINANCING ACTIVITIES
    Redemption of Series E Preferred Stock                                   (56.3)                  --
    Reduction of debt assumed in acquisitions                                   --                (25.3)
    Long-term debt retired                                                  (116.8)               (11.8)
    Dividends paid                                                           (12.8)               (12.9)
    Acquisition of treasury stock                                           (829.6)                (6.1)
                                                                          --------             --------

        Net cash used for financing activities of
          continuing operations                                           (1,015.5)               (56.1)
                                                                          --------             --------

    Cash provided by discontinued operations                                 279.4                147.1
                                                                          --------             --------

    Net increase (decrease) in cash and cash equivalents                      61.0               (105.2)
    Cash and cash equivalents - beginning of year                             97.0                238.0
                                                                          --------             --------
    Cash and cash equivalents - end of period                             $  158.0             $  132.8
                                                                          ========             ========
SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
        Interest (net of amount capitalized)                              $   32.7             $   35.5
        Income taxes, net                                                     47.8                 24.5


                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
================================================================================



                                                                                         Dollars in Millions
                                                                                  ---------------------------------
                                                                            September 30, 1998          December 31, 1997
                                                                            ------------------          -----------------
ASSETS                                                                          (unaudited)
------
    CURRENT ASSETS
        Cash and cash equivalents                                                         $  158.0                 $   97.0
        Receivables                                                                          342.8                    523.3
        Inventories - principally at LIFO
            In process and finished products                                $  491.1                    $  543.8
            Raw materials and supplies                                           2.3         493.4          80.3      624.1
                                                                            --------                    --------
        Deferred income taxes                                                                  5.2                     30.7
                                                                                          --------                 --------
              Total current assets                                                           999.4                  1,275.1
    INVESTMENTS AND ADVANCES                                                                  33.1                    271.6
    PROPERTY, PLANT AND EQUIPMENT
        Valued on basis of cost                                                601.3                     4,649.7
        Less:  Reserve for depreciation,
                  amortization and depletion                                   293.1                     2,907.2
               Allowance for terminated facilities                                --         308.2         100.7    1,641.8
                                                                            --------                    --------
    EXCESS OF COST OVER NET ASSETS ACQUIRED                                                   79.3                     82.3
    DEFERRED INCOME TAXES                                                                     31.3                    231.4
    PREPAID PENSION COSTS                                                                     21.2                     77.4
    OTHER ASSETS                                                                              16.2                     66.9
                                                                                          --------                 --------
               Total Assets                                                               $1,488.7                 $3,646.5
                                                                                          ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
    CURRENT LIABILITIES
        Accounts payable                                                                  $  160.3                 $  354.9
        Accrued liabilities                                                                  141.7                    197.3
        Long-term debt due within one year                                                    11.5                     62.7
                                                                                          --------                 --------
               Total current liabilities                                                     313.5                    614.9
    LONG-TERM DEBT                                                                           331.5                    704.9
    DEFERRED EMPLOYEE BENEFITS                                                               162.1                  1,275.6
    OTHER CREDITS                                                                               --                     65.4
                                                                                          --------                 --------
               Total liabilities                                                             807.1                  2,660.8
    MINORITY INTEREST IN RYERSON TULL, INC                                                    63.1                     57.5
    COMMON STOCK REPURCHASE COMMITMENT                                                          --                     28.1
    STOCKHOLDERS' EQUITY (Schedule A)                                                        618.5                    900.1
                                                                                          --------                 --------
               Total Liabilities, Minority Interest, Temporary Equity,
                  and Stockholders' Equity                                                $1,488.7                 $3,646.5
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

                 See notes to consolidated financial statements

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             Notes to Consolidated Financial Statements (Unaudited)

================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Current Report on Form 8-K filed July 20, 1998, for the year ended December 31, 1997.

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

NOTE 4/ISC/ISPAT TRANSACTION

On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("ISC"), the Company's wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company's consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). The Merger Agreement provided for the merger of Merger Sub into ISC with ISC being the surviving company in the merger (the "ISC/Ispat Transaction"). As a result of the ISC/Ispat Transaction, ISC became a wholly owned subsidiary of Ispat. Pursuant to the merger, the Company received $1.1 billion in cash in exchange for the outstanding common stock and preferred stock of ISC and repayment of intercompany debt of ISC held by the Company. Although a post-closing adjustment of the sale consideration is currently being negotiated with Ispat, it is not anticipated that resolution of this matter will materially impact the Company's gain on the transaction. The Company's primary business is currently metals distribution and processing, conducted through its majority owned subsidiary, Ryerson Tull, Inc. ("RT"), with which the Company currently intends to merge. Accordingly, the results of operations of ISC have been segregated from the results of continuing operations and reported as a separate item on the statement of operations.

ISC's revenues, including intercompany sales, were $84.0 million and $615.7 million for the quarters ended September 30, 1998 and 1997, respectively, and $1,310.0 million and $1,866.1 million for the first nine months of each such year, respectively. In 1998, third quarter and year-to-date sales of ISC included above were through July 16, 1998, the date of the ISC/Ispat transaction.

NOTE 5/CAPITAL STOCK

Pursuant to stock repurchase programs, the Company used approximately $800 million to acquire approximately 27.9 million shares of the Company's common stock during the 1998 third quarter. An additional .4 million shares were repurchased in the fourth quarter prior to the termination of the repurchase programs. The Company also redeemed approximately 1.1 million shares of Series E preferred stock held by ISC employees subsequent to the ISC/Ispat transaction.

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
             Notes to Consolidated Financial Statements (Unaudited)
================================================================================

NOTE 6/EARNINGS PER SHARE
                                                                  Dollars and Shares in Millions
                                                                      (except per share data)
                                                                   ------------------------------
                                                           Three Months Ended             Nine Months Ended
                                                              September 30                  September 30
                                                            ----------------              ----------------
BASIC EARNINGS PER SHARE                                  1998            1997           1998            1997
Income from continuing operations                       $  10.1         $  12.1        $  42.1         $  48.7
Less preferred stock dividends                              1.7             2.3            6.2             6.8
                                                        -------         -------        -------         -------
Income from continuing operations
  available to common stockholders                          8.4             9.8           35.9            41.9
 Inland Steel Company - discontinued operations            (4.4)           18.2           13.8            52.9
                      - gain on sale                      495.2              --          495.2              --
Extraordinary loss on early retirement of debt            (11.2)             --          (11.2)             --
                                                        -------         -------        -------         -------
  Net income available to common stockholders           $ 488.0         $  28.0        $ 533.7         $  94.8
                                                        =======         =======        =======         =======
Average shares of common stock outstanding                 38.4            48.8           45.4            48.9
                                                        =======         =======        =======         =======
Basic earnings per share
  From continuing operations                            $   .22         $   .20        $   .79         $   .86
  Inland Steel Company - discontinued operations           (.11)            .37            .31            1.08
                       - gain on sale                     12.90              --          10.91              --
  Extraordinary loss on early retirement of debt           (.29)             --           (.25)             --
                                                        -------         -------        -------         -------
  Net income                                            $ 12.72         $   .57        $ 11.76         $  1.94
                                                        =======         =======        =======         =======

DILUTED EARNINGS PER SHARE

Income from continuing operations
  available to common stockholders                      $   8.4         $   9.8        $  35.9         $  41.9
Effect of dilutive securities
  Series A preferred stock                                   .1              .1             .2              .2
  Series E leveraged preferred stock                        1.6             2.2            6.0             6.6
Additional ESOP funding required on conversion of
    Series E leveraged  preferred stock, net of tax        (1.5)           (2.1)          (5.7)           (6.2)
                                                        -------         -------        -------         -------
Income available to common stockholders and
  assumed conversions before discontinued operations        8.6            10.0           36.4            42.5
Inland Steel Company - discontinued operations             (4.4)           18.2           13.8            52.9
                     - gain on sale                       495.2              --          495.2              --
Extraordinary loss on early retirement of debt            (11.2)             --          (11.2)             --
                                                        -------         -------        -------         -------
Net income available to
  common stockholders and
  assumed conversions                                   $ 488.2         $  28.2        $ 534.2         $  95.4
                                                        =======         =======        =======         =======
Average shares of common
  stock outstanding                                        38.4            48.8           45.4            48.9
Assumed conversion of
  Series A preferred stock                                   .1              --             .1              --
  Series E leverage preferred stock                         2.0             3.0            2.7             3.1
Dilutive effect of stock options                             .1              .1             .1              .1
                                                        -------         -------        -------         -------
Shares outstanding for diluted earnings per
  share calculation                                        40.6            51.9           48.3            52.1
                                                        =======         =======        =======         =======
Diluted earnings per share
  From continuing operations                            $   .21         $   .19        $   .75         $   .81
  Inland Steel Company - discontinued operations           (.11)            .35            .29            1.02
                       - gain on sale                     12.20              --          10.26              --
  Extraordinary loss on early retirement of debt           (.28)             --           (.23)             --
                                                        -------         -------        -------         -------
  Net income                                            $ 12.02         $   .54        $ 11.07         $  1.83
                                                        =======         =======        =======         =======

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             Notes to Consolidated Financial Statements (Unaudited)

================================================================================


NOTE 7/CONTINGENCIES

Pursuant to the ISC/Ispat Merger Agreement, the Company agreed to indemnify Ispat for losses exceeding certain minimum amounts arising out of breaches of representations and warranties contained in the ISC/Ispat Merger Agreement and for expenditures relating to certain environmental liabilities subject in certain cases to losses exceeding certain minimum amounts, up to a maximum of $90 million in the aggregate, and for breaches of contracts and agreements contained in the ISC/Ispat Merger Agreement, which obligation is not subject to a maximum amount. In general, Ispat must make indemnification claims with respect to breaches of representations and warranties prior to March 31, 2000; however, claims relating to breaches of representations and warranties related to tax matters and certain organizational matters must be made within 90 days after the expiration of the applicable statute of limitations and claims with respect to breaches of representations and warranties related to environmental matters must be made prior to July 16, 2003. The Company has purchased environmental insurance payable directly to Ispat and ISC, which is expected to cover many of the environmental matters for which the Company has indemnified Ispat.

Item 2.


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


    On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("ISC"), the Company's wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company's consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). The Merger Agreement provided for the merger of Merger Sub into ISC with ISC being the surviving company in the merger (the "ISC/Ispat Transaction"). As a result of the ISC/Ispat Transaction, ISC became a wholly owned subsidiary of Ispat. Pursuant to the merger, the Company received $1.1 billion in cash in exchange for the outstanding common stock and preferred stock of ISC and repayment of intercompany debt of ISC held by the Company. Although a post-closing adjustment of the sale consideration is currently being negotiated with Ispat, it is not anticipated that resolution of this matter will materially impact the Company's gain on the transaction. The Company's primary business is currently metals distribution and processing, conducted through its majority owned subsidiary, Ryerson Tull, Inc. ("RT"), with which it currently intends to merge. Accordingly, the results of operations of ISC have been segregated from the results of continuing operations and reported as a separate item on the statement of operations.

    ISC's revenues, including intercompany sales, were $84.0 million and $615.7 million for the quarters ended September 30, 1998 and 1997, respectively, and $1,310.0 million and $1,866.1 million for the first nine months of each such year, respectively. In 1998, third quarter and year-to-date sales of ISC included above were through July 16, 1998, the date of the ISC/Ispat transaction.


Results of Operations - Comparison of Third Quarter 1998 to Third Quarter 1997
------------------------------------------------------------------------------

    The Company reported consolidated net income of $489.7 million, $12.72 per share, in the third quarter of 1998 compared with $30.3 million, $.57 per share, in the year-earlier period. Included in the 1998 quarter was a $495.2 million after-tax gain on the sale of ISC and an extraordinary after-tax loss of $11.2 million on the early retirement of debt. Income from continuing operations in the current year quarter was $10.1 million, $.22 per share, compared with $12.1 million, $.20 per share, in the comparable year-earlier quarter. The average number of shares outstanding in the current quarter declined to 38.4 million from 48.8 million in the year-ago period as a result of the share repurchase programs during the current quarter.

    Consolidated net sales from continuing operations declined 4 percent to $689 million in the 1998 third quarter from $719 million in the comparable 1997 quarter. Consolidated net sales primarily reflect the net sales of RT which decreased 5 percent to $679 million in the 1998 quarter due to a 4 percent decline in average selling price and a 1 percent decrease in volume.

    At RT, lower gross margins and higher operating expenses, including depreciation and amortization, negatively impacted operating profit. These factors resulted in a decrease in operating profit at RT of $9.9 million.

    The 1998 third quarter loss of $4.4 million from discontinued operations reflect the first 16 days of July and include the negative effects of a blast furnace outage in the first half of the month. The comparable year earlier quarter's net income of $18.2 million included the results from the entire quarter.

Comparison of First Nine Months of 1998 to First Nine Months of 1997
--------------------------------------------------------------------

    For the first nine months of 1998, the Company reported consolidated net income of $539.9 million, $11.76 per share, as compared with $101.6 million, $1.94 per share, in the year-earlier period. Income from continuing operations for the first nine months of 1998 was $42.1 million, $.79 per share, as compared with $48.7 million, $.86 per share, in the comparable 1997 period. The consolidated 1997 first nine months continuing operations benefited from an after-tax gain of $4.6 million, $.09 per share, from the sale of assets. Excluding the gain, income from continuing operations declined by approximately $2.0 million from the comparable prior-year period.

    Consolidated net sales from continuing operations increased 2 percent to $2.15 billion for the first nine months of 1998 from $2.12 billion in the prior-year period. Net sales at RT improved 1 percent due to the inclusion of a full nine months of net sales from acquisitions made by RT during 1997. Operating profit decreased 3 percent to $95.6 million in the first nine months of 1998 at RT from $98.3 million in the same period a year ago excluding the gain from the sale of assets totaling $8.9 million.

    Income from discontinued operations at ISC of $13.8 million for 1998 were through July 16 and included the negative effects of the blast furnace outage in early July. Income from discontinued operations at ISC of $52.9 million for 1997 included a full nine months of activity.

Liquidity and Financing
-----------------------

    The Company's cash and cash equivalents were $158.0 million at September 30, 1998 compared with $97.0 million at December 31, 1997. There was no short-term borrowing at either date.

    During the third quarter, the Company received $1.1 billion in connection with the ISC/Ispat transaction discussed above. During the quarter, the Company used approximately $800 million of the proceeds to reacquire approximately 27.9 million shares of common stock in buyback programs.

    On July 17, 1998, the Company used $56 million to redeem 1.1 million shares of its Series E ESOP Convertible Preferred Stock ("Series E Stock") including unpaid dividends.

    On August 3, 1998, the Company retired the remaining outstanding $100 million principal amount of its Subordinated Voting Note for $114 million, which included $14 million of breakage and other related costs.


Year 2000
---------

The Company's State of Readiness

    The Company's primary business is metals distribution and processing conducted through RT. RT began planning how to address its Year 2000 issues in 1996. As part of this process, RT established a Year 2000 panel with representatives from all business units. This panel monitors the progress of RT in its Year 2000 compliance. This panel has met regularly throughout 1998 and will continue to meet until Year 2000 compliance is completed. In addition, Company personnel and outside Year 2000 consultants have been identifying and correcting problems that may interfere with Year 2000 readiness. The primary focus has been on RT's internal computer systems.

    An assessment of the majority of RT's hardware, software and procedures was completed in 1997. This assessment identified 40 major systems areas. These were further broken down into upgrade units. Each of the units was corrected to be Year 2000 compliant, tested and installed. It is anticipated that all unit testing will be completed by the end of 1998. RT plans to conduct integrated testing during the second quarter of 1999.

    RT has also done an assessment of microprocessors embedded in its equipment, distribution facilities and corporate offices. Based on vendor representations and internal testing, RT believes that it has no Year 2000 compliance issues in this area.

    RT plans to have addressed all Year 2000 issues which are critical to its operations by the end of 1998, with two exceptions - payroll and accounts receivable. Both operations are handled through software packages and RT expects to have complete Year 2000 software releases installed and tested by mid-1999.

    RT has identified a number of suppliers whose Year 2000 compliance may be critical to RT. These suppliers include metal suppliers, outside processing facilities and contract carriers. RT intends to survey these suppliers as to their Year 2000 compliance. RT will use the results of these surveys to aid in contingency planning.

The Costs to Address the Company's Year 2000 Issues

    RT has estimated that through the end of 1998, total expenses of approximately $5.5 million will have been incurred since it began its Year 2000 compliance program. This amount has been funded through the general operating budget of RT's Management Information Systems. Currently, it is expected that RT will spend an additional $1.5 million to bring its systems into Year 2000 compliance. This estimate is based on information currently available and may need to be increased as more information becomes available and as compliance implementation and contingency planning proceed.

The Risks of the Company's Year 2000 Issues

    Although RT believes it is unlikely, it is possible that, as a result of potential failure by major customers or suppliers, or a delay or oversight in RT's effort to address Year 2000 issues, RT could experience an adverse impact, which could be material, on the results of operations or financial position of RT.

    In addition, if the suppliers of necessary telecommunications, energy and transportation needs fail to provide such services needed to sell and deliver its products, or to provide electrical power or other utilities, such failure could also have an adverse impact on the results of operations or the financial position of RT.

The Company's Contingency Plan

    RT has not yet established contingency plans if all systems have not been made Year 2000 compliant, but it expects to develop such plans during 1999.

Subsequent Event
----------------

    On October 27, 1998, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), by and among the Company, RT Merger Sub, Inc., a wholly owned subsidiary of the Company ("RT Merger Sub"), and RT. The Merger Agreement provides that, at the effective time of the merger (the "Effective Time"), RT Merger Sub will merge with and into RT, with RT continuing in existence as the surviving corporation. Each share of RT Class A common stock, par value $1.00 per share ("RT Class A Common Stock") (including the associated preferred stock purchase rights issued pursuant to the Rights Agreement, dated as of June 10, 1996, between RT and Harris Trust and Savings Bank, as the Rights Agent) issued and outstanding at the Effective Time (other than shares owned by the Company or any direct or indirect subsidiary of the Company , which will be canceled in the merger) will be converted into 0.61 shares of the Company's common stock, par value $1.00 per share (including the associated preferred stock purchase rights issued pursuant to the Rights Agreement, dated as of November 25, 1997, between the Company and Harris Trust and Savings Bank, as the Rights Agent). All of the outstanding shares of RT Class B common stock, par value $1.00 per share ("RT Class B Common Stock") will also be canceled in the merger.

    Under Delaware law and RT's Restated Certificate of Incorporation, the merger must be approved by at least a majority of the votes entitled to be cast by the holders of the outstanding shares of the RT Class A Common Stock and RT Class B Common Stock, voting together as a single class. The Company owns 100 percent of the RT Class B Common Stock, which represents approximately 87 percent of the economic interest, and approximately 96 percent of the voting power, in RT. The Company has advised that it intends to vote in favor of the Merger Agreement and the merger, and therefore RT stockholder approval is assured. A notice of and proxy solicitation for a special meeting at which such a vote will take place will be mailed to RT stockholders in advance of the meeting. As of the date of this Quarterly Report, RT has selected neither a record date for determining who will be entitled to notice of and to vote at the special meeting nor a date on which the special meeting will occur.

    Upon consummation of the merger, RT will be a wholly owned subsidiary of the Company, market trading of RT Class A Common Stock will cease and RT will take steps to terminate the registration of RT Class A

Common Stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). After such termination, RT will no longer be subject to the reporting requirements of the Exchange Act.

    On November 1, 1998, Robert J. Darnall, the Company's Chairman, President and Chief Executive Officer, resigned the positions of President and Chief Executive Officer. It is expected that Mr. Darnall will resign the position of Chairman on or about the Effective Time and will assume responsibility for Ispat International N.V.'s North American steel operations thereafter.

    At some time after the Effective Time, RT and the Company will merge. The Company expects to change its name to "Ryerson Tull, Inc." at that time. The Company has not determined the date on which such a merger between RT and the Company will take place.

    On November 9, 1998, the Company redeemed all remaining outstanding shares of Series E Stock. On November 10, 1998 the Company, through the ESOP trust, repaid the outstanding ESOP notes and related breakage fees. Total cash used by the Company to complete these transactions was approximately $131 million.

                          PART II. OTHER INFORMATION
                          --------------------------

Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

             (b)    Reports on Form 8-K.

                        On July 20, 1998 the Company filed a Current Report on
                    Form 8-K, reporting under Item 2 - Acquisition or Disposition of Assets, Item 5 - Other Events and Item 7 - Financial Statements and Exhibits that, on July 16, 1998, Inland Steel Company ("ISC"), a wholly owned subsidiary of the Company that constituted the steel manufacturing and related operations segment of the Company's consolidated operations, merged with Inland Merger Sub, Inc., a subsidiary of Ispat International N.V. ("Ispat"), pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among the Company, ISC Ispat and Inland Merger Sub, Inc. (The "ISC/Ispat Transaction"). ISC was the surviving company in the merger. As a result of the ISC/Ispat Transaction, ISC became a wholly owned subsidiary of Ispat. The following financial statements were filed with that report: Restated Financial Data Schedule from each of the 1995 10-K, 1996 10-K, 1997 10-K, Restated Financial Data Schedule from each of the 1997 and 1998 First Quarter Form 10-Q, and Restated Consolidated Financial Statements of the Company.

                        On July 31, 1998 the Company filed a Current Report on
                    Form 8-K/A reporting under Item 7 - Financial Statements and Exhibits an amendment to the Current Report on Form 8-K filed July 20, 1998. The following Pro forma financial statements were filed with that report: Pro forma Consolidated Balance Sheet at March 31, 1998, Pro forma Consolidated Income Statement for the Quarter Ended March 31, 1998 and Pro forma Consolidated Income Statement for the Year Ended December 31, 1997.

                        On August 10, 1998 the Company filed Current Report on
                    Form 8-K reporting under Item 5 - Other Events that, on August 6, 1998 Greenway Partners, L.P. and related parties had filed a complaint in the Delaware Chancery Court seeking to enjoin the Company from consummating its cash tender to purchase up to 25,500,000 shares of its common stock at a purchase price of not greater than $34.00 nor less than $30.00 per share.

                        On October 1, 1998 the Company filed a Current Report on
                    Form 8-K reporting under Item 5 - Other Events and Item 7 Exhibits that, on September 23, 1998, the Company announced that its Board of Directors had approved an offer to acquire all of the outstanding publicly held shares of RT.

                                   SIGNATURE
                                   ---------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INLAND STEEL INDUSTRIES, INC.


                                 By  J. M. Gratz
                                   --------------------------------
                                     J. M. Gratz
                                     Vice President and
                                      Chief Financial Officer


Date: November 12, 1998

                                                            Part I -- Schedule A
                                                            --------------------

             INLAND STEEL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                         SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================



                                                                              Dollars in Millions
                                                          ---------------------------------------------------------------
                                                            September 30, 1998                      December 31, 1997
                                                          -----------------------                ------------------------
                                                                (unaudited)
STOCKHOLDERS' EQUITY
Series A preferred stock ($1 par value)
   - 78,341 shares and 94,101 shares issued and
     outstanding as of September 30, 1998
     and December 31, 1997, respectively                                  $     .1                               $     .1
Series E preferred stock ($1 par value)
   - 1,819,172 shares and 3,014,548 shares
     issued and outstanding as of September 30,
     1998 and December 31, 1997, respectively                                  1.8                                    3.0
Common stock ($1 par value)
   - 50,556,350 shares issued as of September 30,
     1998 and December 31, 1997                                               50.6                                   50.6
Capital in excess of par value                                               984.3                                1,039.8
Accumulated deficit
      Balance beginning of year                           $(45.6)                               $(146.0)
      Net income                                           539.9                                 119.3
      Dividends
         Series A preferred stock -
           $1.80 per share in 1998 and
           $2.40 per share in 1997                           (.2)                                  (.2)
         Series E preferred stock -
           $1.7615 per share in 1998 and
           $3.523 per share in 1997                         (5.3)                                (10.8)
           Income tax benefit - Series E dividend             .8                                   1.9
Common stock -
  $.15 per share in 1998 and
  $.20 per share in 1997                                   (6.0)             483.6                (9.8)             (45.6)
                                                          -----                                  -----

Unearned compensation related to ESOP                                        (63.3)                                 (68.6)
Common stock repurchase commitment                                              --                                  (28.1)
Investment valuation allowance                                                  --                                   (7.1)
Unearned restricted stock award compensation                                    --                                    (.2)
Treasury stock, at cost
  - 28,356,164 shares and 1,557,635
     shares as of September 30, 1998 and
     December 31, 1997, respectively                                        (835.3)                                 (40.5)
Cumulative translation adjustment                                             (3.3)                                  (3.3)
                                                                            ------                                 ------

            Total Stockholders' Equity                                      $618.5                                 $900.1
                                                                            ======                                 ======


                                 EXHIBIT INDEX


Exhibit                                                                                                          Sequential
Number                                         Description                                                        Page No.
-------                                        -----------                                                        --------
2.              Agreement and Plan of Merger, dated as of May 27, 1998 between Ispat
                International, N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland
                Steel Company. (Filed as Exhibit 2.1 to Inland Steel Company's Current Report on
                Form 8-K filed on June 9, 1998, and incorporated by reference herein.)                               --

2.1             Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between
                Ispat International, N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and
                Inland Steel Company. (Filed as Exhibit 2.2 to the Company's Current Report on
                Form 8-K filed on July 20, 1998, and incorporated by reference herein.)                              --

3.(I)           Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit
                3.(I) to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1995, and incorporated by reference herein.)                                            --

3.(ii)          Copy of By-laws, as amended, of the Company.  (Filed as Exhibit 3.(ii) to the
                Company's Annual  Report on Form 10-K for the fiscal year ended December 31,
                1997, and incorporated by reference herein.)                                                         --

27              Financial Data Schedule.......................................................................
