Form 10-K405
period 1998-12-31
RYERSON TULL INC /DE/
filed 1999-03-30
CIK 790528

                                    PART I

ITEM 1. BUSINESS.

  Ryerson Tull, Inc. (the "Company"), a Delaware corporation, formerly Inland Steel Industries, Inc., is the sole stockholder of Joseph T. Ryerson & Son, Inc. ("Ryerson") and J.M. Tull Metals Company, Inc. ("Tull") (unless the context indicates otherwise, Ryerson Tull, Ryerson and Tull, together with their subsidiaries, are collectively referred to herein as the "Company"). The Company has a single business segment, which is comprised primarily of Ryerson and Tull, leading steel service, distribution and materials processing organizations. The Company also owns certain joint venture interests, which are not material, in certain foreign operations discussed below.

  On July 16, 1998, the Company disposed of Inland Steel Company ("ISC") to Ispat International, N.V. ("Ispat"). For more information on this transaction, see "--Corporate Restructuring--ISC/Ispat Transaction." After this transaction, the Company's primary business became metals distribution and processing.

Operations

  The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson and Tull; in Canada through Washington Specialty Metals; in Mexico through Ryerson de Mexico, S.A. de C.V.; in China through Shanghai Ryerson Limited; and in India through Tata Ryerson Limited and is organized into five business units along regional and product lines. The Company is the largest metals service center in the United States based on sales revenue, with 1998 sales of $2.8 billion. The Company has a current U.S. market share of approximately 10%, based on its analysis of data prepared by the Steel Service Center Institute ("SSCI"). The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

Ryerson International

  In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to conduct the Company's international operations, and it organized Ryerson International Trading, Inc. (formerly Inland International Trading, Inc.) to sell products and services of the Company and its affiliates and purchase materials for them abroad. In 1995, Ryerson International Trading, Inc. organized I.M.F. Steel International Limited, a Hong Kong company (in which it and a subsidiary of MacSteel Holdings (Pte.), Ltd. (South Africa) each holds a 50% interest), to engage in the worldwide purchase and sale of steel and related products.

 Ryerson de Mexico

  The Company owns a 50% interest in Ryerson de Mexico, S.A. de C.V., a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel manufacturer in Mexico. Ryerson de Mexico, which was formed in 1994, is a general line metals service center and processor with 10 facilities in Mexico. The impact of Ryerson de Mexico's operations on the Company's results of operations has not been material.

 Shanghai Ryerson Limited

  The Company owns a 49% interest in Shanghai Ryerson Limited, a joint venture with Baoshan Iron and Steel Corporation, an integrated steel manufacturer in China. Shanghai Ryerson Limited, which was formed in 1996, is a metals service center and processor with a facility at Pudong, Shanghai, China. The impact of Shanghai Ryerson's operations on the Company's results of operations has not been material.

 Tata Ryerson Limited

  The Company owns a 50% interest in Tata Ryerson Limited, a joint venture with The Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with facilities at Jamshedpur and Pune, India. The impact of Tata Ryerson's operations on the Company's results of operations has not been material.

 Washington Specialty Metals

  On February 1, 1999, Ryerson purchased Washington Specialty Metals Corporation, a metals service center specializing in value-added stainless steel with facilities in the United States and Canada.

Industry Overview

  Primary steel producers typically sell steel in the form of standard-sized coils, sheets, plate, structurals, bars and tubes, and generally sell in large volumes with long lead times for production and delivery. Other primary metals producers, such as producers of stainless steel and aluminum, also typically sell their products in large volumes with long lead times for production and delivery. However, many customers seek to purchase metals with customized specifications, including value-added processing, in smaller volumes, on shorter lead times and with more reliable delivery than primary metals producers are able to provide. Metals service centers act as intermediaries between primary metals producers and customers by purchasing metals in a variety of shapes and sizes from primary metals producers in large volumes, allowing metals service centers to take advantage of producer economies of scale resulting in lower costs of materials purchased, and engaging in a variety of distribution and value-added processing operations to meet the demands of specific customers. Because metals service centers purchase metals from a number of primary producers, they can maintain a consistent supply of various types of metal used by their customers. By purchasing products from metals service centers, customers may be able to lower their inventory levels, decrease the time between the placement of an order and receipt of materials and reduce internal expenses, thereby lowering their total cost of raw materials. The Company believes that the increased prevalence of just-in-time inventory needs of manufacturers and intermediate processors has made and will continue to make the value-added inventory, processing and delivery functions performed by metals service centers more important in the metals market.

  The industry is cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the cyclical nature of the industries in which the largest consumers of metals operate. Any significant slowdown in one or more of those industries could have a material adverse effect on the demand for metals, resulting in lower prices for metals and reduced profitability for metals service centers, including the Company. Metals prices and metals service center profitability improve as metal-consuming industries recover from economic downturns.

  The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, the Company believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations and servicing approximately 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. In general, competition is based on quality, service, price and geographic proximity. Based on the Company's analysis of SSCI data, the industry handled approximately 30 million tons or approximately 24.3% of the metals distributed in the United States in 1998.

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

  The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. To the extent that some of the Company's competitors purchase a higher percentage of metals than the Company from foreign steelmakers, such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. As a result, the Company has been reducing its prices since mid-1995 to remain competitive.

Products and Services

  The Company carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

  The following table sets forth the Company's shipments (by percentage of sales revenue) for 1996, 1997 and 1998 for each of the Company's major product lines.

                                                               Percentage of
      Product Line                                             Sales Revenue
      ------------                                             ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
      Carbon flat rolled......................................  27%   27%   30%
      Stainless and aluminum..................................  26    27    25
      Bars, tubing and structurals............................  22    20    20
      Fabrication and carbon plate............................  20    20    20
      Other...................................................   5     6     5
                                                               ---   ---   ---
          Total............................................... 100%  100%  100%
                                                               ===   ===   ===

  More than one-half of the materials sold by the Company is processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called "scale," from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; leveling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company's operations or constitute a significant part of the Company's operating costs and expenses.

  The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers. The Company has flame or laser cutting capacity in 42 of its 69 facilities.

  The Company also provides services and technical advice to its customers as an integral part of providing products to its customers. The Company does not charge customers separately for such services or advice, but rather includes the costs of such services and advice in the price of products sold to such customers.

  The Company's services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of Company-owned materials to the customer and the placement of Company employees at a customer's site for inventory management, production and technical assistance. The Company also provides special stocking programs where products that would not otherwise be stocked by the Company are held in inventory to meet certain customers' needs. The foregoing services are designed to reduce customers' costs by minimizing their investment in inventory and improving their production efficiency.

Customer Base

  The Company's customer base is diverse, numbering over 50,000. No customer accounted for more than 3% of the Company's sales in 1998, and the top ten customers accounted for approximately 9% of the Company's sales in 1998. The Company's customer base includes most metal-consuming industries, most of which are cyclical. The Company's shipments (by percentage of sales revenue) for 1996, 1997 and 1998 for each class of the Company's customers were as set forth in the table below.

                                                               Percentage of
      Class of Customer                                        Sales Revenues
      -----------------                                        ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
      Machinery manufacturers.................................  38%   37%   35%
      Fabricated metals producers.............................  26    26    26
      Transportation equipment producers......................  10     9    10
      Electrical machinery producers..........................   8     8    10
      Wholesale distributors..................................   3     4     4
      Construction-related purchasers.........................   4     5     4
      Metals mills and foundries..............................   3     3     2
      Other...................................................   8     8     9
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  The Company's flat-rolled processing business unit, Ryerson Coil Processing, generally serves a customer base that differs from the Company's general line service center business. A large portion of Ryerson Coil Processing's customers have supply contracts typically at fixed prices and from three months to one year in duration. Ryerson Coil Processing has a small number of arrangements with large customers that extend beyond one year. Ryerson Coil Processing attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. Ryerson Coil Processing's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension leveling, texturing or blanking. Many of Ryerson Coil Processing's approximately 600 customers are in the transportation, appliance, office furniture or cabinetry businesses.

Suppliers

  In 1998, the Company purchased in excess of 3.0 million tons of materials from many suppliers throughout the world. The Company's top 25 suppliers accounted for approximately 50% of 1998 purchases in dollars.

  The Company purchases the majority of its inventories in the open market at prevailing market prices. However, occasionally the Company enters into long-term, fixed-price supply contracts to offset its long-term, fixed-price sales contracts in order to minimize its financial exposure.

  Because the Company uses many suppliers and because there is a substantial overlap of product offerings from these suppliers, the Company believes it will be able to meet its materials requirements for the foreseeable future. The Company works with and monitors its suppliers in order to obtain improvements in price, quality, service, delivery and performance. The Company believes it has good relationships with most of its suppliers.

Sales and Marketing

  Each of the Company's business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company's products. The Company's office and field sales staffs, which together consist of approximately 800 employees, include technical and metallurgical personnel. In addition, the Company's technically oriented marketing departments develop advertising materials and maintain product expertise for each of the various types of materials sold and industries serviced by the Company.

Capital Expenditures

  In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 1998, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $83.6 million.

                                                      Dollars in Millions
                                               ---------------------------------
                                                         Retirements Net Capital
                                               Additions  or Sales    Additions
                                               --------- ----------- -----------
      1998....................................  $ 40.1     $ 30.2*      $ 9.9
      1997....................................    41.3       12.0        29.3
      1996....................................    25.1        6.0        19.1
      1995....................................    20.7        4.7        16.0
      1994....................................    21.7       12.4         9.3

--------
* Primarily, retirements were for the sale of property, plant & equipment of subsidiaries of Inland Engineered Materials Corporation. See "--Corporate Restructuring--Sale of Inland Engineered Materials Corporation."

NOTE: The above does not include capital expenditures related to discontinued operations.

  The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $40 million to $50 million for 1999, which will be funded from cash generated by operations plus possible borrowing under the Company's credit facility.

Employees

  As of December 31, 1998, the Company employed approximately 5,100 persons, of which approximately 2,475 were salaried employees and approximately 2,625 were hourly employees. Approximately 40% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters, and an additional approximately 30% of the hourly employees have voted for union certification in proceedings currently pending before the National Labor Relations Board. The Company's relationship with the various unions generally has been good, but occasional work stoppages have occurred. Over the last five years, work stoppages have occurred at one facility involving 45 employees and lasting three days. During 1999, contracts covering approximately 640 employees at 17 facilities will expire. During 2000, contracts covering approximately 120 employees at four facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 1999, and agreements with the Teamsters expire on various dates during the period
April 10, 1999 through November 15, 2003. While management does not expect any unresolvable issues to arise in connection with the renewal of any of these contracts, no assurances can be given that any of these contracts will be extended prior to their expiration.

  Effective January 1, 1998, the Company froze the benefits accrued under the Ryerson Tull Pension Plan, a defined benefit pension plan, for certain salaried employees and instituted a defined contribution plan. Salaried employees vested in their benefits accrued under the defined benefit plan at December 31, 1997 are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements.

  Effective as of July 16, 1998 (the "Transfer Date"), the Inland Pension Plan (the "ISC Pension Plan"), in which the employees of both ISC and the Company participated, was transferred to ISC. The Company's remaining employees that formerly had participated in the ISC Pension Plan became participants in the Ryerson Tull Pension Plan. These employees were credited with the number of years of service credited to them under the Inland Pension Plan at the Transfer Date. As of the Transfer Date, benefits for those salaried employees whose benefits were transferred to the Ryerson Tull Pension Plan were frozen in the same manner as described above.

Environmental, Health and Safety Matters

  The Company's operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company's management believes that the Company is presently in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements, which costs and liabilities could have a material adverse effect on the Company's results of operations or financial condition.

  Pursuant to the ISC/Ispat Merger Agreement (as defined below), the Company agreed to indemnify Ispat for expenditures relating to certain environmental liabilities subject in certain cases to losses exceeding certain minimum amounts, up to a maximum of $90 million in the aggregate. For more information on this indemnification, see "--Corporate Restructuring--ISC/Ispat Transaction."

  There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. Some of the properties owned or leased by the Company, however, are located in industrial areas or have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations.

  Capital and operating expenses for pollution control projects were less than $500,000 per year for the past five years and are expected to remain at similar levels.

Patents and Trademarks

  The Company owns several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. The Company considers certain other information owned by it to be trade secrets. The Company protects its trade secrets by, among other things, entering into confidentiality agreements with its employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. The Company believes that these safeguards adequately protect its proprietary rights and vigorously defends these rights. While the Company considers all of its intellectual property rights as a whole to be important, the Company does not consider any single right to be essential to its operations as a whole.

Corporate Restructuring

  During 1998 and the first quarter of 1999, the Company undertook a series of corporate restructuring actions as described in the following paragraphs. Prior to the transactions described below, the Company had two principal subsidiaries: (1) ISC and (2) a majority-owned subsidiary which also operated under the name "Ryerson Tull, Inc." ("Pre-merger Ryerson Tull") before the RT Merger (as defined below).

 ISC/Ispat Transaction

  On July 16, 1998, ISC merged with a subsidiary of Ispat in the "ISC/Ispat Transaction" pursuant to an agreement and plan of merger dated as of May 27, 1998, as amended (the "ISC/Ispat Merger Agreement"), and ISC became a wholly owned subsidiary of Ispat. Pursuant to the merger, the Company received approximately $1.1 billion in cash in exchange for the outstanding common stock and preferred stock of ISC and in connection with the repayment of intercompany debt of ISC held by the Company.

  Pursuant to the ISC/Ispat Merger Agreement, the Company agreed to indemnify Ispat for losses, if they should arise, exceeding certain minimum amounts in connection with breaches of representations and warranties contained in the ISC/Ispat Merger Agreement and for expenditures and losses, if they should arise, relating to certain environmental liabilities exceeding, in most instances, minimum amounts. The maximum liability for which the Company can be responsible with respect to such obligations is $90 million in the aggregate. There are also certain other covenant commitments made by the Company contained in the ISC/Ispat Merger Agreement which are not subject to a maximum amount. In general, Ispat must make indemnification claims with respect to breaches of representations and warranties prior to March 31, 2000; however, claims relating to breaches of representations and warranties related to tax matters and certain organizational matters must be made within 90 days after the expiration of the applicable statute of limitations, and claims with respect to breaches of representations and warranties related to environmental matters must be made prior to July 16, 2003. Ispat has advised the Company of certain environmental expenses which Ispat has incurred, but they are below the minimum indemnification thresholds of the ISC/Ispat Merger Agreement and the Company has not made any indemnification payments to Ispat. The Company has purchased environmental insurance with coverage up to $90 million payable directly to Ispat and ISC. The insurance is expected to cover substantially the same environmental matters for which the Company has agreed to indemnify Ispat.

  As part of the ISC/Ispat Transaction, the ISC Pension Plan, in which employees of both ISC and the Company participated, was transferred to ISC. The Company's remaining employees that formerly had participated in the ISC Pension Plan became participants in Pre-merger Ryerson Tull's pension plan. The ISC Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation, an agency of the U.S. government. As a condition to completing the ISC/Ispat Transaction, Ispat, ISC, Pre-merger Ryerson Tull and the Company entered into an agreement with the Pension Benefit Guaranty Corporation to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan and to secure ISC Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, for five years, of the obligations of Ispat and ISC to the Pension Benefit Guaranty Corporation in the event of a distress or involuntary termination of the ISC Pension Plan. The guaranty is included in the $90 million limit on the Company's indemnification obligations.

  The ISC/Ispat Merger Agreement prohibits the Company and its material subsidiaries from entering into or permitting the sale of all or substantially all the assets of the Company or any of its material subsidiaries, any acquisition of a majority of the capital stock of the Company or any of its material subsidiaries by any person, or any merger, consolidation, reorganization, spin-off, split-up, recapitalization or similar transaction involving the Company or any of its material subsidiaries, or paying or declaring any extraordinary dividend (other than the distribution by the Company of the proceeds of the ISC/Ispat Transaction) without the written consent of Ispat, except where, subject to certain conditions, the net worth of the Company or any successor to the Company after any such transaction would be equal to or greater than the net worth of the Company prior to such transaction. The Company has committed to use its reasonable efforts to ensure that any counterparty to any transaction referred to in the preceding sentence expressly assumes the Company's indemnification obligations under the ISC/Ispat Merger Agreement.

  The Company has agreed that, prior to July 16, 2003, it will not engage in the manufacture, processing, sale, marketing or distribution of steel products or any other business conducted by ISC as of the date of the ISC/Ispat Merger Agreement anywhere in the world that competes in any material respect with the business conducted by ISC as of the date of the ISC/Ispat Merger Agreement.
The ISC/Ispat Merger Agreement does not, however, restrict the Company's ability to own or conduct its other existing businesses, including the steel service, distribution and material processing businesses conducted by the Company, or from expanding such businesses, so long as no such expansion includes, directly or through the ownership of an equity interest in any person, any business engaged in steel manufacturing or steel manufacturing assets, except that the Company may acquire an interest in any business (the "Acquired Business") some or all of the operations of which would otherwise violate the foregoing provisions (the "Competing Operations"), so long as the annual revenues attributed to the Competing Operations do not exceed 20% of the annual revenues of the Acquired Business or, if they do, the acquiring entity divests itself of the Competing Operations as soon as practicable, but no later than 12 months after such acquisition.

 Sale of Inland Engineered Materials Corporation

  On November 17, 1998, the Company sold Inland Engineered Materials Corporation, a wholly owned subsidiary of the Company whose subsidiaries produced metal powders, powdered metal components and electrical device components, for approximately $29 million in cash.

 Purchase of Washington Specialty Metals

  On February 1, 1999, Pre-merger Ryerson Tull announced that it had completed the purchase of Washington Specialty Metals, an eight-location metals service center specializing in value-added stainless steel, for approximately $70 million in cash. Washington Specialty Metals, with 1998 sales of approximately $140 million, was an indirect wholly owned subsidiary of Bethlehem Steel Corporation.

 Merger of the Company and Pre-merger Ryerson Tull; Name Change

  On February 25, 1999, Pre-merger Ryerson Tull merged with RT Merger Sub, Inc., and became a wholly owned subsidiary of the Company, pursuant to an agreement and plan of merger dated as of October 27, 1998, and each share of Pre-merger Ryerson Tull Class A common stock was converted into 0.61 shares of Company Common Stock. Pre-merger Ryerson Tull then merged with Inland and Inland changed its name to "Ryerson Tull, Inc." These mergers are together referred to as the "RT Merger."

ITEM 2. PROPERTIES.

 Joseph T. Ryerson & Son, Inc.

  Ryerson owns its regional business unit headquarters offices in Chicago (IL) and leases regional headquarters offices in West Chester (PA) and Tukwila (WA). Ryerson East's service centers are at Birmingham (AL), Buffalo (NY), Cambridge
(MA), Carnegie (PA), Charlotte (NC) (two facilities), Chattanooga (TN), Cleveland (OH), Easton (PA), Fairless Hills (PA), Long Island City (NY) and Philadelphia (PA). Ryerson Central's service centers are at Chicago (IL), Cincinnati (OH), Dallas (TX), Des Moines (IA), Detroit (MI), Holland (MI), Houston (TX), Indianapolis (IN), Kansas City (MO), Milwaukee (WI), Omaha (NE), Plymouth (MN), St. Louis (MO), Tulsa (OK) and Wausau (WI). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Phoenix (AZ), Portland (OR), Renton (WA), Spokane (WA), Salt Lake City (UT) and Vernon (CA). Ryerson Coil Processing's facilities are located in Chicago (IL) (two facilities), Knoxville (TN), Marshalltown (IA), Plymouth (MN) and New Hope
(MN).

  All of Ryerson's operating facilities are held in fee with the exception of the facilities at Birmingham (AL) (long-term lease), Cambridge (MA) (short-term lease), one at Charlotte (NC) (long-term lease), one at Chicago (IL) (short-term lease), one at Easton (PA) (long-term lease), one at Fairless Hills (PA) (long-term lease), one at Holland (MI) (long-term lease), one at Long Island City (NY) (short-term lease), one at New Hope (MN) (short-term lease), a satellite facility at Omaha (NE) (short-term lease), a portion of the property at Portland (OR) (short-term lease), a portion of the property at St. Louis
(MO) (long-term lease), one at Salt Lake City (UT)

(short-term lease), and one at Wausau (WI) (short-term lease). In addition, Ryerson holds in fee a former operating facility at Wallingford (CT). Ryerson's properties are adequate to serve its present and anticipated needs.

 J. M. Tull Metals Company, Inc.

  Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Columbia (SC), Greensboro (NC), Greenville (SC), Jacksonville
(FL), Miami (FL), New Orleans (LA), Pounding Mill (VA), Richmond (VA), Tampa
(FL) and Norcross (GA), where its headquarters is located. All of these facilities are owned by Tull in fee, except for the Columbia facility, which is held under short-term lease. AFCO Metals, Inc., a wholly owned subsidiary of Tull, operates service centers at Fort Smith (AR), Jackson (MS), Little Rock (AR), Oklahoma City (OK), Shreveport (LA), West Memphis (AR) and Wichita
(KS). AFCO's headquarters are located at Norcross (GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a short-term lease. Tull's properties are adequate to serve its present and anticipated needs.

 Washington Specialty Metals

  Washington Specialty Metals leases its headquarters offices in Buffalo Grove
(IL) and has leased facilities at Carol Stream (IL), Carrollton (TX), Lawrenceville (GA), Vaudreuil (Que.), Youngsville (NC), Tampa (FL), Jacksonville (FL) and Wheeling (IL). A facility at Brampton (Ont.) is held in fee. Washington Speciality Metals' properties are adequate to serve its present and anticipated needs.

 Ryerson de Mexico

  Ryerson de Mexico, S.A. de C.V., a joint venture in which the Company owns a 50% interest, owns ten general line metals service centers and processing centers in Mexico. Ryerson de Mexico's properties are adequate to serve its present and anticipated needs.

 Shanghai Ryerson Limited

  Shanghai Ryerson Limited, a joint venture company in which the Company owns a 49% interest, has a metals service center in Pudong, Shanghai, China. Shanghai Ryerson's properties are adequate to serve its present and anticipated needs.

 Tata Ryerson Limited

  Tata Ryerson Limited, a joint venture company in which the Company owns a 50% interest, has two metals service centers in India, at Jamshedpur and Pune. Tata Ryerson's properties are adequate to serve its present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company is a party to the following pending legal proceedings in addition to routine litigation incidental to its business. Management does not believe that the resolution of these claims will have a material adverse effect on the Company's financial condition or results of operations.

  On July 20, 1998, the Company commenced a tender offer to repurchase a portion of its outstanding shares. On August 5, 1998, Greenway Partners, L.P. and related parties ("Greenway") filed suit in the Delaware Chancery Court seeking to enjoin the Company from consummating the tender offer. Greenway alleged that given the number of shares of Common Stock that it owned, the size of the tender offer and the terms of the Company's rights agreement, Greenway was coerced into tendering its shares of Common Stock in the tender offer or risk being declared an "adverse person" by the Company's Board of Directors, triggering the separation of the rights under the Company's rights agreement. The court denied Greenway's request for a temporary restraining order, and Greenway tendered all of its Common Stock into the offer. Greenway has reserved its rights to seek appropriate remedies, including rescission of the purchase of its approximately 2.9 million shares of Common Stock or damages. It is unclear what measure of damages the court would apply in the case. If Greenway is successful in its suit, the Company does not anticipate that other stockholders who participated in the tender offer will be entitled to rescission or damages.

  On September 23, 1998, the Company issued a press release stating that it had offered to acquire all of the outstanding publicly held shares of Pre-merger Ryerson Tull Class A common stock in a merger transaction, pursuant to which the Pre-merger Ryerson Tull stockholders (other than the Company and its subsidiaries) would receive 0.54 of a share of Common Stock for each share of Pre-merger Ryerson Tull Class A common stock (the "Proposal").

  After the September 23, 1998 public announcement of the Proposal, three lawsuits were filed by certain Pre-merger Ryerson Tull stockholders in the Delaware Court of Chancery against the Company, Pre-merger Ryerson Tull and certain directors of the Company and Pre-merger Ryerson Tull. These lawsuits are purported class actions on behalf of all Pre-merger Ryerson Tull stockholders and allege that the Proposal was unfair and inadequate because, among other things, the intrinsic value of the Pre-merger Ryerson Tull Class A common stock was allegedly materially in excess of the Proposal's exchange ratio. The lawsuits also allege that the Company breached its duty of loyalty to Pre-merger Ryerson Tull stockholders by using its control of Pre-merger Ryerson Tull to seek to force Pre-merger Ryerson Tull stockholders to exchange their equity interest in Pre-merger Ryerson Tull for unfair consideration. The lawsuits sought to enjoin consummation of the Proposal or, in the alternative, request rescission and monetary damages.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT

  Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the Annual Meeting of Stockholders. All executive officers of the Company, with the exception of Neil S. Novich, George A. Ranney, Jr. and Darell R. Zerbe, have been employed by the Company or an affiliate of the Company throughout the past five years.

  Set forth below are the executive officers of the Company as of March 1, 1999, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below.

 Name, Age and Present       Positions and Offices Held During the Past Five
 Position with Registrant    Years
 ------------------------    -----------------------------------------------
 Neil S. Novich, 44          Mr. Novich has been Chairman, President and Chief
  Chairman, President and    Executive Officer and a director since February
  Chief Executive Officer    1999. He served as President, Chief Executive
                             Officer, Chief Operating Officer and a director of
                             Pre-merger Ryerson Tull from June 1994 to February
                             1999. He has been President of Ryerson and
                             Chairman of Tull since June 1994. He served as
                             Chairman of Ryerson from June 1994 to April 1995
                             and since June 1996. He was a Senior Vice
                             President of the Company from January 1995 to May
                             1996 and served as a Vice President of the Company
                             from June 1994 to January 1995. Prior to joining
                             the Company in 1994, he led the Distribution and
                             Logistics Practice at Bain & Company, an
                             international management consulting firm.
 Jay M. Gratz, 46            Mr. Gratz has been Executive Vice President and
  Executive Vice President   Chief Financial Officer of the Company since
  and Chief Financial        February 1999. He was Vice President of Pre-merger
  Officer                    Ryerson Tull from May 1997 to February 1999 and
                             Chief Financial Officer from April 1996 to
                             February 1999. He was Vice President of the
                             Company from May 1997 to December 1998 and Chief
                             Financial Officer of the Company from May 1996 to
                             December 1998. He was Vice President--Finance of
                             the Company from May 1996 to April 1997, and of
                             Pre-merger Ryerson Tull from September 1994 to
                             April 1997. He was also Vice President and
                             Principal Financial Officer of ISC from March 1993
                             to January 1995.
 Gary J. Niederpruem, 47     Mr. Niederpruem has been Executive Vice President
  Executive Vice President   of the Company since February 1999. He was
                             President of the Ryerson Central unit of Ryerson
                             from April 1998 until February 1999. He was
                             President of the Ryerson East unit of Ryerson from
                             January 1993 to March 1998.
 Thomas S. Cygan, 54         Mr. Cygan has been President of the Ryerson West,
  President--Ryerson West    a unit of Ryerson, since November 1994. He served
                             as General Manager of Ryerson Central's Kansas
                             City plant from May 1981 to November 1994.
 James M. Delaney, 41        Mr. Delaney has been President of the Ryerson
  President--Ryerson Central Central, a unit of Ryerson, since February 1999.
                             He was Vice President and General Manager of the
                             Ryerson Central Unit of Ryerson from April 1997
                             until January 1999. He was Vice President and
                             General Manager of the Ryerson East unit of
                             Ryerson from January 1993 until April 1997.

 Timothy L. LaPerre, 52              Mr. LaPerre has been President of Ryerson
  President--Ryerson Coil Processing Coil Processing, a unit of Ryerson, since
                                     January 1993. He served as Vice President
                                     and General Manager of Ryerson Coil
                                     Processing from March 1990 to January
                                     1993.
 Stephen E. Makarewicz, 52           Mr. Makarewicz has been President, Chief
  President--Tull                    Executive Officer and Chief Operating
                                     Officer of Tull since October 1994. Mr.
                                     Makarewicz was Vice President and General
                                     Manager of Ryerson Central's Chicago plant
                                     from April 1992 to October 1994.
 James J. Reinert, 49                Mr. Reinert has been President of the
  President--Ryerson East            Ryerson East, a unit of Ryerson, since
                                     April 1998. He was Vice President and
                                     General Manager of Ryerson Central's
                                     Chicago plant from October 1994 until
                                     March 1998 and Vice President of
                                     Operations, Ryerson Central from 1992
                                     until October 1994.
 William Korda, 51                   Mr. Korda has been Vice President--Human
  Vice President--Human              Resources of the Company since February
  Resources                          1999. He served as Vice President--Human
                                     Resources of Pre-merger Ryerson Tull from
                                     October 1993 to February 1999. He served
                                     as Pre-merger Ryerson Tull's Manager of
                                     Human Resources from August 1992 to
                                     October 1993.
 Darell R. Zerbe, 56                 Mr. Zerbe has been Vice President--
  Vice President--Information        Information Technology and Chief
  Technology                         Information Officer of the Company since
                                     February 1999. He served as Vice
                                     President--Information Technology and
                                     Chief Information Officer of Pre-merger
                                     Ryerson Tull from February 1996 to
                                     February 1999. He served as Senior Vice
                                     President, Management Information Systems,
                                     for Venture Stores, Inc. from 1988 to
                                     February 1996.
 Lily L. May, 49                     Ms. May has been Controller of the Company
  Controller                         since February 1999. She was Controller of
                                     Pre-merger Ryerson Tull from May 1996 to
                                     February 1999. She was Vice President--
                                     Finance and Purchasing and Controller of
                                     ISC from January 1995 through May 1996.
                                     Prior to that, she was Director of
                                     Purchases and Energy of the Inland Steel
                                     Flat Products Company division of ISC from
                                     November 1993 to January 1995.
 Terence R. Rogers, 39               Mr. Rogers has been Treasurer of the
  Treasurer                          Company since February 1999. He served as
                                     Treasurer of Pre-merger Ryerson Tull from
                                     September 1998 to February 1999 and as
                                     Director--Pension & Risk Management of the
                                     Company from December 1994 to September
                                     1998. Prior to joining the Company, he was
                                     Director of Finance at Outboard Marine
                                     from 1991 to December 1994.
 George A. Ranney, Jr. 58            Mr. Ranney has been General Counsel of the
  General Counsel and Secretary      Company since July 1995 and Secretary of
                                     the Company since February 1999. He was
                                     also Corporate Secretary of Pre-merger
                                     Ryerson Tull from January 1999 to February
                                     1999. He served as President and Chief
                                     Executive Officer of the Company from
                                     November 1998 through February 1999; and
                                     Vice President from July 1995 through
                                     November 1998. He is also a partner of the
                                     law firm of Mayer, Brown & Platt, counsel
                                     to the Company. He has been a partner with
                                     such firm since 1986.

                                    Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Common Stock of the Company is listed and traded on the New York Stock Exchange. As of March 15, 1999, the number of holders of record of Common Stock of the Company was 13,589.

  The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Five-Year Summary of Selected Financial Data and Operating Results-Continuing Operations" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION.

  The information called for by this Item 7 is set forth in "Management's Discussion of Operations and Financial Condition" section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and is hereby incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has only limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company's cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt and the portions thereof (excluding the Subordinated Voting Note) using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $282 million at December 31, 1998 and $712 million at December 31, 1997, as compared with the carrying value of $257 million and $668 million at year-end 1998 and 1997, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company called for by this Item 8, together with the report thereon of the independent accountants dated February 17, 1999, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and is incorporated by reference herein. The financial statement schedule listed under Item 14(a)2 of this Annual Report on Form 10-K, together with the report thereon of the independent accountants dated February 17, 1999, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales, earnings and per share Common Stock information for 1997 and 1998 are set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this Item 10 with respect to directors of the Company is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 1999, and is hereby incorporated by reference herein. The information called for with respect to executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this Item 11 is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 1999, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) The information called for by this Item 12 with respect to security ownership of more than five percent of the Company's common stock is set forth under the caption "Additional Information Relating to Voting Securities" in the Company's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 28, 1999, and is hereby incorporated by reference herein.

  (b) The information called for by this Item 12 with respect to the security ownership of directors and of management is set forth under the caption "Security Ownership of Directors and Management" in the Company's definitive Proxy Statement, which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 1999, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information called for by this Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 1999, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents Filed as a Part of This Report.

  1. Consolidated Financial Statements of the Company. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

    Report of Independent Accountants dated February 17, 1999.

    Statement of Accounting and Financial Policies.

    Consolidated Statements of Income and Reinvested Earnings for the three years ended December 31, 1998.

    Consolidated Statement of Cash Flows for the three years ended December 31, 1998.

    Consolidated Balance Sheet at December 31, 1998 and 1997.

    Consolidated Statement of Comprehensive Income for the three years ended December 31, 1998.

    Schedule to Consolidated Financial Statements: Long-Term Debt.

    Notes to Consolidated Financial Statements.

    Report of Independent Accountants on Financial Statement Schedule dated February 17, 1999. (Included on page 16 of this Annual Report)

    Consent of Independent Accountants. (Included on page 16 of this Annual Report)

    Schedule II--Reserves for the three years ended December 31, 1998, 1997 and 1996. (Included on page 17 of this Annual Report)

  2. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

  (b) Reports on Form 8-K.

  On October 1, 1998, the Company filed a Current Report on Form 8-K, announcing that its Board of Directors had approved an offer to acquire all of the publicly held shares of Pre-merger Ryerson Tull pursuant to which the stockholders of Pre-merger Ryerson Tull (other than the Company and its subsidiaries) would receive 0.54 shares of Common Stock for each whole share of Pre-merger Ryerson Tull Class A common stock held.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ryerson Tull, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 17, 1999 appearing on page 20 of the 1998 Annual Report to Stockholders of Ryerson Tull, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois February 17, 1999

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-59783), Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902), Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-1329), Registration Statement on Form S-8 (No. 33-32504), Registration Statement on Form S-3 (No. 33-59161) and Registration Statement on Form S-3 (No. 33-62897) of Inland Steel Industries, Inc. (or, for registrations prior to 1986, Inland Steel Company) and Registration Statement on Form S-8 (No. 333-06977), Registration Statement on Form S-8 (No. 333-06989) and Registration Statement on Form S-3 (No. 333-59009) of Ryerson Tull, Inc. of our report dated February 17, 1999 appearing on page 20 of the 1998 Annual Report to Stockholders of Ryerson Tull, Inc., which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears above.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois March 30, 1999

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                             SCHEDULE II--RESERVES
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in Millions)

                                             Provisions for Allowances,
                                            Claims and Doubtful Accounts
                                     ------------------------------------------
                                     Balance at Additions Deductions Balance at
                                     Beginning   Charged     from      End of
      Years Ended December 31,        of Year   to Income  Reserves     Year
      ------------------------       ---------- --------- ---------- ----------
1998................................   $23.5      $3.7    $ (3.1)(A)   $ 6.9
                                                            (1.9)(B)
                                                           (15.3)(C)
1997................................   $22.5      $7.1    $ (1.3)(A)   $23.5
                                                            (4.8)(B)
1996................................   $29.9      $1.7    $ (2.5)(A)   $22.5
                                                            (6.6)(B)

NOTES:

(A) Bad debts written off during year.
(B)Allowances granted during year.
(C)To eliminate reserve from discontinued operations.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ryerson Tull, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RYERSON TULL, INC.

                                                    /s/ Neil S. Novich
                                          By:__________________________________
                                                      Neil S. Novich
                                                    Chairman, President
                                                and Chief Executive Officer

Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

            Signature                          Title                          Date
            ---------                          -----                          ----
       /s/ Neil S. Novich           Chairman, President and Chief        March 30, 1999
 _______________________________   Executive Officer and Director
         Neil S. Novich             (Principal Executive Officer)
        /s/ Jay M. Gratz            Executive Vice President and         March 30, 1999
 _______________________________       Chief Financial Officer
          Jay M. Gratz              (Principal Financial Officer)
         /s/ Lily L. May                     Controller                  March 30, 1999
 _______________________________   (Principal Accounting Officer)
           Lily L. May

        Jameson A. Baxter                     Director
        Richard G. Cline                      Director
       Gary L. Crittenden                     Director
      Gregory P. Josefowicz                   Director     /s/ Jay M. Gratz
       James A. Henderson                     Director
        Jerry K. Pearlman                     Director
        Donald S. Perkins                     Director
        Jean-Pierre Rosso                     Director
       Ronald L. Thompson                     Director
                                                    By:
                                                       ------------------------
                                                             Jay M. Gratz
                                                           Attorney-in-fact
                                                            March 30, 1999

                               INDEX TO EXHIBITS

 Exhibit
 Number                               Description
 -------                              -----------
 2.1      Agreement and Plan of Merger, dated as of May 27, 1998 between
          Ispat International, N.V., Inland Steel Industries, Inc., Inland
          Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit 2.1 to
          Inland Steel Company's Current Report on Form 8-K filed on June 9,
          1998 (File No. 1-2438), and incorporated by reference herein.)
 2.2      Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between Ispat International, N.V., Inland Steel Industries, Inc.,
          Inland Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit
          2.2 to the Company's Current Report on Form 8-K filed on July 20,
          1998 (File No. 1-9117), and incorporated by reference herein.)
 3.1      Copy of Certificate of Incorporation, as amended, of the Company.
          (Filed as Exhibit 3.(I) to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
 3.2      By-Laws, as amended................................................
 4.1      Certificate of Designations, Preferences and Rights of Series A
          $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed
          as part of Exhibit B to the definitive Proxy Statement of Inland
          Steel Company dated March 21, 1986 that was furnished to
          stockholders in connection with the annual meeting held April 23,
          1986 (File No. 1-2438), and incorporated by reference herein.)
 4.2      Certificate of Designation, Preferences and Rights of Series D
          Junior Participating Preferred Stock of the Company. (Filed as
          Exhibit 4-D to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
 4.3      Rights Agreement, dated as of November 25, 1997, as amended and restated as of December 10, 1998, between the Company and Harris
          Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4-1 to
          the Company's amended Registration Statement on Form 8-A/A filed on
          January 15, 1999 (File No. 1-9117), and incorporated by reference herein.)
 4.4      Indenture, dated as of July 1, 1996, between Pre-merger Ryerson
          Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger
          Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
 4.5      First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York.......................
 4.6      Specimen of 8 1/2% Notes due July 15, 2001.........................
 4.7      Specimen of 9 1/8% Notes due July 15, 2006.........................
          [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the
          Commission.]
 10.1*   Inland Steel Industries, Inc. Annual Incentive Plan, as amended.
         (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-
         Q for the quarter ended September 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.2*   Ryerson Tull Annual Incentive Plan. (Filed as Exhibit 10.2 to Pre-
         merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
 10.3*   Inland Steel Industries, Inc. Special Achievement Award Plan. (Filed
         as Exhibit 10-I to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
 10.4*   Pre-merger Ryerson Tull 1996 Incentive Stock Plan, as amended.
         (Filed as Exhibit 10.D to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.5*   Inland 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

 Exhibit
 Number                               Description
 -------                              -----------
 10.6*   Inland 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.7*   Inland 1988 Incentive Stock Plan, as amended. (Filed as Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.8*   Inland Steel Industries Non-Qualified Thrift Plan, as amended. (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.9*   Inland 1992 Stock Plan for Non-Employee Directors, as amended. (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1998 (File No. 1-9117), and incorporated by reference herein.)
 10.10*  Inland Steel Industries Supplemental Retirement Benefit Plan for
         Covered Employees, as amended. (Filed as Exhibit 10.B to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.11*  Inland Steel Industries Special Retirement Benefit Plan for Covered
         Employees, as amended. (Filed as Exhibit 10.C to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.12*  Pre-merger Ryerson Tull Supplemental Retirement Plan for Covered
         Employees, as amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson
         Tull's Form 10-Q for the quarter ended September 30, 1997 (File No.
         1-11767), and incorporated by reference herein.)
 10.13*  Pre-merger Ryerson Tull Nonqualified Savings Plan, effective January
         1, 1998. (Filed as Exhibit 10.S.(2) to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-
         9117), and incorporated by reference herein.)
 10.14*  Inland Steel Industries Deferred Compensation Plan for Certain
         Employees, as amended. (Filed as Exhibit 10.J to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1994 (File
         No. 1-9117), and incorporated by reference herein.)
 10.15*  Inland Steel Industries Deferred Compensation Plan for Directors, as
         amended. (Filed as Exhibit 10-L to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-
         9117), and incorporated by reference herein.)
 10.16*  Inland Steel Industries Terminated Retirement Plan for Non-Employee
         Directors. (Filed as Exhibit 10.M to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-
         9117), and incorporated by reference herein.)
 10.17*  Inland Steel Industries, Inc. Deferred Phantom Stock Unit Plan for
         Non-Employee Directors. (Filed as Exhibit 10.N to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.18*  Outside Directors Accident Insurance Policy. (Filed as Exhibit 10-F
         to Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (File No. 1-2438), and incorporated by reference herein.)
 10.19*  Ryerson Tull Directors' 1999 Stock Option Plan.......................
 10.20*  Ryerson Tull Directors' Compensation Plan, as amended................
 10.21*  Form of Severance Agreement, dated January 28, 1998, between the
         Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the
         Company. (Filed as Exhibit 10.R to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-
         9117), and incorporated by reference herein.)
 10.22*  Amendment dated October 27, 1998 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.21 above between the
         Company and Robert J. Darnall........................................
 10.23*  Amendment dated November 6, 1998 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.21 above between the
         Company and Jay M. Gratz.............................................

 Exhibit
 Number                               Description
 -------                              -----------
 10.24*  Amendment dated February 19, 1999 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.21 above between the
         Company and George A. Ranney, Jr.....................................
 10.25*  Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto...............................
 10.26*  Form of Change in Control Agreement between the Company and the party listed on the schedule thereto.......................................
 10.27*  Employment Agreement dated as of August 18, 1995 between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.X to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1997 (File No. 1-9117), and incorporated by reference herein.)
 13      Information incorporated by reference from Annual Report to
         Stockholders for the fiscal year ended December 31, 1998.............
 21      List of Certain Subsidiaries of the Registrant.......................
 23      Consent of Independent Accountants appearing on page 16 of this
         Annual Report on Form 10-K.
 24      Powers of Attorney...................................................
 27      Financial Data Schedule..............................................

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.