Form 10-Q
period 1999-03-31
RYERSON TULL INC /DE/
filed 1999-05-13
CIK 790528

                                                            First Quarter - 1999



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                                   ---------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1999

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


                              RYERSON TULL, INC.

                           (a Delaware Corporation)

                             2621 West 15th Place
                            Chicago, Illinois 60608
                           Telephone: (773) 762-2121



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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,960,674 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 11, 1999.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                         Item 1. Financial Statements
                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)
================================================================================


                                     Dollars in Millions (except per share data)
                                     -------------------------------------------
                                                Three Months Ended
                                                      March 31
                                                ------------------
                                                  1999       1998
                                                 ------     ------

NET SALES                                        $691.4     $740.9
  Cost of materials sold                          533.8      573.6
                                                 ------     ------
GROSS PROFIT                                      157.6      167.3

  Operating expenses                              123.3      124.5
  Depreciation and amortization                     8.8        8.4
                                                 ------     ------
OPERATING PROFIT                                   25.5       34.4

Other revenue and expense, including
  interest income                                   0.4        5.7
Interest and other expense on debt                 (6.3)      (9.7)
                                                 ------     ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              19.6       30.4

PROVISION FOR INCOME TAXES                          9.1       11.8
                                                 ------     ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST                         10.5       18.6

MINORITY INTEREST                                   0.7        2.1
                                                 ------     ------
INCOME FROM CONTINUING OPERATIONS                   9.8       16.5

INCOME FROM DISCONTINUED OPERATIONS
  OF INLAND STEEL COMPANY                             -        5.3
                                                 ------     ------
NET INCOME                                       $  9.8     $ 21.8
                                                 ======     ======

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)
================================================================================
                                 Dollars in Millions (except per share data)
                                 -------------------------------------------

EARNINGS PER SHARE                            Three Months Ended
   OF COMMON STOCK                                 March 31
------------------                            ------------------
                                                 1999      1998
                                                ------    ------
 Basic:
       Income from continuing operations        $ 0.42    $ 0.29
       Income from discontinued operations           -      0.11
                                                ------    ------
       Net income                               $ 0.42    $ 0.40
                                                ======    ======

 Diluted:
       Income from continuing operations        $ 0.42    $ 0.28
       Income from discontinued operations           -       .10
                                                ------    ------
       Net income                               $ 0.42    $ 0.38
                                                ======    ======



STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME                                      $  9.8    $ 21.8
                                                ------    ------

OTHER COMPREHENSIVE INCOME:

  Foreign currency translation adjustments        (0.3)        -
  Minimum pension liability adjustment,
       net of tax of $9.5                         14.1         -
                                                ------    ------

COMPREHENSIVE INCOME                            $ 23.6    $ 21.8
                                                ======    ======






OPERATING DATA
--------------

  SHIPMENTS (Tons in Thousands)                  819.1     812.1


                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

--------------------------------------------------------------------------------
               Consolidated Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Dollars in Millions
                                                                                 -----------------------------
                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 -----------------------------
                                                                                  1999                   1998
                                                                                 ------                 ------
OPERATING ACTIVITIES
  Net income                                                                     $  9.8                 $ 21.8
                                                                                 ------                 ------
Adjustments to reconcile net income to net
  cash provided from (used for) operating activities:
  Income from discontinued operations                                                 -                   (5.3)
  Depreciation and amortization                                                     8.9                    8.4
  Deferred employee benefit cost                                                   (1.2)                   1.4
  Deferred income taxes                                                            (0.5)                   5.0
  Stock issued for coverage of employee benefit plans                                 -                    3.0
  Change in assets and liabilities, excluding effects of acquisitions:
            Receivables                                                           (38.0)                 (53.0)
            Inventories                                                             9.8                  (28.0)
            Other assets                                                            2.1                      -
            Accounts payable                                                       25.8                    6.6
            Accrued liabilities                                                   (11.8)                  (8.5)
  Other deferred items                                                              1.2                   (0.6)
                                                                                 ------                 ------
  Net adjustments                                                                  (3.7)                 (71.0)
                                                                                 ------                 ------

    Net cash provided from (used for) operating activities                          6.1                  (49.2)
                                                                                 ------                 ------

INVESTING ACTIVITIES
  Acquisitions (Note 2)                                                           (67.9)                  (7.7)
  Capital expenditures                                                             (5.6)                  (8.0)
  Proceeds from sales of assets                                                     0.3                    0.1
                                                                                 ------                 ------

    Net cash used for investing activities                                        (73.2)                 (15.6)
                                                                                 ------                 ------

FINANCING ACTIVITIES
  Debt retirement                                                                     -                   (5.2)
  Short-term borrowing                                                             40.0                      -
  Dividends paid                                                                   (1.3)                  (2.5)
  Acquisition of treasury stock                                                       -                   (5.5)
                                                                                 ------                 ------

    Net cash provided from (used for) financing activities                         38.7                  (13.2)
                                                                                 ------                 ------

Cash provided by discontinued operations                                              -                   54.2
                                                                                 ------                 ------

Net decrease in cash and cash equivalents                                         (28.4)                 (23.8)
Cash and cash equivalents - beginning of year                                      52.5                   97.0
                                                                                 ------                 ------

Cash and cash equivalents - end of period                                        $ 24.1                 $ 73.2
                                                                                 ======                 ======

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                                     $ 11.1                 $ 13.8
    Income taxes, net                                                               0.7                    0.8

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES


                    Consolidated Balance Sheet (Unaudited)
================================================================================

                                                             Dollars in Millions
                                                    ------------------------------------
ASSETS                                               March  31, 1999   December 31, 1998
------                                              ----------------   -----------------
                                                       (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                               $   24.1            $   52.5
    Receivables                                                338.2               284.5
    Inventories - principally at LIFO                          524.7               500.4
    Deferred income taxes                                        8.9                 5.6
                                                            --------            --------

          Total current assets                                 895.9               843.0

  INVESTMENTS AND ADVANCES                                      33.4                34.9

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                         $595.8              $583.8
    Less accumulated depreciation                    301.5     294.3     290.2     293.6
                                                    ------              ------

  DEFERRED INCOME TAXES                                         61.7                76.9

  INTANGIBLE PENSION ASSET                                       3.7                 4.5

  EXCESS OF COST OVER NET ASSETS ACQUIRED                      110.7                78.2

  OTHER ASSETS                                                  11.0                12.8
                                                            --------            --------

          Total Assets                                      $1,410.7            $1,343.9
                                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                                        $  193.8            $  152.5
    Accrued liabilities                                        109.2               118.5
    Short-term borrowing                                        40.0                   -
                                                            --------            --------

          Total current liabilities                            343.0               271.0

  LONG-TERM DEBT                                               259.3               257.0

  DEFERRED EMPLOYEE BENEFITS AND OTHER                         161.2               193.6
                                                            --------            --------

          Total liabilities                                    763.5               721.6

  MINORITY INTEREST                                                -                58.7

  STOCKHOLDERS' EQUITY (Schedule A)                            647.2               563.6
                                                            --------            --------

          Total Liabilities and Stockholders' Equity        $1,410.7            $1,343.9
                                                            ========            ========

                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES


Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



NOTE 1/FINANCIAL STATEMENTS

  Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1999 and for the three-month period ended March 31, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2/ACQUISITION

  On February 1, 1999, the Company completed the acquisition of Washington Specialty Metals Corporation, an eight-location metals service center specializing in value-added stainless steel. The Company purchased all of the outstanding stock of Washington Specialty Metals for approximately $70 million. The acquisition has been accounted for by the purchase method of accounting using preliminary valuations of assets and liabilities acquired. Goodwill arising from the acquisition will be amortized using the straight-line method over 25 years.

NOTE 3/MERGER

  On February 25, 1999, the Company and the pre-merger Ryerson Tull, Inc. (RT) merged and each share of RT Class A common stock was converted into 0.61 share of Company common stock. Upon consummation of the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. The merger has been accounted for as a purchase for financial reporting purposes based on preliminary valuations of assets and liabilities of RT as they relate to the minority interest. In conjunction with accounting for this merger, the minimum pension liability was adjusted from $26.9 million at December 31, 1998 to $12.8 million, net of tax.

NOTE 4/EARNINGS PER SHARE

                                                                    Dollars and Shares
                                                                       in Millions
                                                                 (except per share data)
                                                                 ------------------------
                                                                    Three Months Ended
                                                                          March 31
                                                                 ------------------------
Basic earnings per share                                          1999               1998
------------------------                                         ------             ------
Net income from continuing operations                            $ 9.8              $16.5
Less preferred stock dividends                                       -                2.3
                                                                 -----              -----
Income from continuing operations
  available to common stockholders                                 9.8               14.2
Discontinued operations                                              -                5.3
                                                                 -----              -----
Net income available to common stockholders                      $ 9.8              $19.5
                                                                 =====              =====

Average shares of common stock outstanding                        23.0               49.0
                                                                 =====              =====

Basic earnings per share
  From continuing operations                                     $ .42              $ .29
  Discontinued operations                                            -                .11
                                                                 -----              -----
  Net income                                                     $ .42              $ .40
                                                                 =====              =====

Diluted earnings per share
--------------------------

Income from continuing operations
  available to common stockholders                               $ 9.8              $14.2
Effect of dilutive securities
  Series E leveraged preferred stock                                 -                2.2
  Additional ESOP funding required on conversion of
   Series E leveraged preferred stock, net of tax                    -               (2.1)
                                                                 -----              -----
Income available to common stockholders and assumed
  conversions before discontinued operations                       9.8               14.3
Discontinued operations                                              -                5.3
                                                                 -----              -----
Net income available to stockholders                             $ 9.8              $19.6
                                                                 =====              =====

Average shares of common stock outstanding                        23.0               49.0
Assumed conversion of Series E leverage preferred stock              -                3.0
Dilutive effect of stock options                                    .1                  -
                                                                 -----              -----
Shares outstanding for diluted earnings per share calculation     23.1               52.0
                                                                 =====              =====

Diluted earnings per share
  From continuing operations                                     $ .42              $ .28
  Discontinued operations                                            -                .10
                                                                 -----              -----
  Net income                                                     $ .42              $ .38
                                                                 =====              =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of First Quarter 1999 to First Quarter 1998
------------------------------------------------------------------------------

For the first quarter of 1999, the Company reported consolidated net income of $9.8 million, or 42 cents per diluted share. Net income in the year-ago quarter was $21.8 million, or 38 cents per diluted share, consisting of $16.5 million from continuing operations and $5.3 million from discontinued operations related to Inland Steel Company, which was sold in July 1998. The average number of shares outstanding in the current quarter declined to 23.0 million from 49.0 million in the year-ago period as a result of the share repurchase programs initiated in the third quarter of 1998. The decline in income from continuing operations is mainly attributable to a decrease in gross profit.

First quarter 1999 net sales of $691 million declined 6.7 percent from the year-ago quarter. A 0.9 percent increase in tons shipped was more than offset by a
7.5 percent decrease in average selling price from a year ago.

In spite of the improvement in gross margin percentage, gross profit per ton declined to $192 in the first quarter of 1999 from $206 in the year-ago quarter due to lower selling prices. Expenses, defined as operating expenses, depreciation and amortization, were reduced to $161 per ton in the first quarter of 1999 from $164 per ton in the first quarter of 1999.

As a result of the lower metal prices and gross profit, operating profit of $25.5 million for the quarter was $8.9 million below the year-ago level of $34.4 million.

Liquidity and Financing
-----------------------

The Company had cash and cash equivalents at March 31, 1999 of $24.1 million compared to $52.5 million at December 31, 1998. At March 31, 1999, the Company had outstanding borrowings under the $250 million bank revolving credit agreement of $40 million.

On February 1, 1999, the Company completed the purchase of Washington Specialty Metals for approximately $70 million in cash. This purchase was funded through borrowings under the bank revolving credit agreement and cash on hand.

Effective with the merger of pre-merger Ryerson Tull Inc., with Inland Steel Industries, Inc., on February 25, 1999 (the "RT Merger"), the Company's line of credit with pre-merger Ryerson Tull was eliminated. The Company also assumed the $250 million committed bank revolving credit agreement and the $250 million of Ryerson Tull Notes ("RT Notes"). The banks waived certain provisions of the revolving credit agreement to facilitate the RT Merger and the Indenture Trustee executed the First Supplemental Indenture reflecting the Company's assumption of the RT Notes. Restrictions contained in the bank facilities and the RT Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. Considering these restrictions, at March 31, 1999, up to $99 million of common dividends could have been paid.

Acquisition and Merger
----------------------

On February 1, 1999, the Company completed the acquisition of Washington Specialty Metals Corporation, an eight-location metals service center specializing in value-added stainless steel. The Company purchased all of the outstanding stock of Washington Specialty Metals. The acquisition has been accounted for by the purchase method of accounting using preliminary valuations of assets and liabilities acquired. Goodwill arising from the acquisition is amortized using the straight-line method over 25 years.

On February 25, 1999, the Company and the pre-merger Ryerson Tull, Inc. (RT) merged and each share of RT Class A common stock was converted into 0.61 share of Company common stock. Upon consummation of the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. The merger has been accounted for as a purchase for financial reporting purposes based on preliminary valuations of assets and liabilities of RT as they relate to the minority interest. In conjunction with accounting for this merger, the minimum pension liability was adjusted from $26.9 million at December 31, 1998 to $12.8 million, net of tax.

Year 2000
---------

Readiness Disclosure

The Company began planning to address Year 2000 issues in 1996. As part of this process, the Company established a Year 2000 panel with representatives from all business units. This panel has monitored the progress of the Company's Year 2000 compliance and met regularly throughout 1998. In 1999, Year 2000 activities are related to contingency planning. Therefore, the Company executive staff and the business unit presidents now serve as the monitoring and advisory board for Year 2000 matters. This ensures that the top management of the company is actively involved in the issue and is directing the final stages of preparation.

During 1998, Company personnel and outside consultants identified and corrected problems that may have interfered with Year 2000 readiness. The primary focus was on the Company's internal computer systems.

An assessment of the majority of the Company's hardware, software and procedures was completed in 1997. This assessment identified 40 major systems areas. These were further broken down into upgrade units. Each of the units with the exception of two systems identified below was corrected to be Year 2000 compliant, tested and installed. All unit testing was completed by the end of 1998. The Company successfully completed integrated systems tests during the first quarter of 1999.

The Company has also performed an assessment of microprocessors embedded in its equipment, distribution facilities and corporate offices. Based on vendor representations and internal testing, the Company believes that it has no Year 2000 compliance issues in this area.

The Company addressed all Year 2000 issues which are critical to its operations, with two exceptions -- payroll and accounts receivable. Both operations are handled through software packages and the Company expects to have complete Year 2000 software releases installed and tested by the end of the second quarter of 1999.

The Company has identified a number of suppliers whose Year 2000 compliance may be critical to the Company. These suppliers include metal suppliers, outside processing facilities and contract carriers. The Company has completed surveys of the majority of the identified critical suppliers as to their Year 2000 compliance. The Company expects to complete its surveys by the end of June 1999 although it will perform additional selected follow-up surveys during the balance of 1999. The Company will use the results of these surveys to aid in contingency planning.

The Costs to Address the Company's Year 2000 Issues

The Company has estimated that expenses incurred through the end of 1998 to address Year 2000 issues totaled approximately $5.5 million. Currently, it is expected that the Company will spend $1.0 million in 1999 to bring its systems into Year 2000 compliance. This estimate is based on information currently available and may need to be increased as more information becomes available and as compliance implementation and contingency planning proceed.

The Risks of the Company's Year 2000 Issues

Although the Company believes it is unlikely, it is possible the Company could experience an adverse impact that could be material to the results of operations or the financial position of the Company as a result of potential failure by major customers or suppliers, or an oversight in the Company's effort, to address Year 2000 issues.

In addition, if the suppliers of necessary telecommunications, energy and transportation needs fail to provide their services, such failure could also have an adverse impact on the results of operations or financial position of the Company.

The Company's Contingency Plan

The Company has begun the creation of contingency plans in the event all systems and critical suppliers have not been made Year 2000 compliant. The Company will continue to modify its contingency plans based on the results of the surveys described above.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

         (b)  Reports on Form 8-K.

              On January 27, 1999 the Company (f/k/a Inland Steel Industries, Inc.) filed a Current Report on Form 8-K, reporting, under
              Item 5--Other Events, its fourth quarter and 1998 financial results.

              On February 26, 1999 the Company (f/k/a Inland Steel Industries, Inc.) filed a Current Report on Form 8-K, reporting under Item 5-- Other Events, that: (1) the shareholders of Ryerson Tull, Inc. ["RT"] approved the merger of RT with the Company, (2) RT became a wholly owned subsidiary of the Company and each share of RT class A common stock was converted into 0.61 shares of Company common stock, (3) effective upon the merger, the Company changed its name to Ryerson Tull, Inc. and (4) shares of Company common stock began trading on the New York Stock Exchange under the symbol "RT."

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RYERSON TULL, INC.



                                           By /s/ Lily L. May
                                             --------------------------------
                                                  Lily L. May
                                                  Controller and
                                                  Principal Accounting Officer



Date:   May 13, 1999

                                                            Part I -- Schedule A


                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                               Dollars in Millions
                                                   ------------------------------------------
                                                     March 31, 1999        December 31, 1998
                                                   ------------------     -------------------
                                                      (unaudited)

STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
   - 78,124 shares and 78,249 shares issued
     and outstanding as of March 31, 1999 and                $   0.1                 $   0.1
     December 31, 1998, respectively

  Common stock ($1 par value)
   - 50,556,350 shares issued
     as of March 31, 1999 and December 31, 1998                 50.6                    50.6

  Capital in excess of par value                               863.4                   897.2

  Retained earnings (accumulated deficit)
   Balance beginning of year                       $491.2                 $(45.6)

   Net income                                         9.8                  550.9

   Dividends
   Series A preferred stock -
     $ .60 per share in 1999 and
     $2.40 per share in 1998                            -                   (0.2)
   Series E preferred stock -
     $3.523 per share in 1998                           -                   (8.8)
     Income tax benefit - Series E dividend             -                    2.1
   Common Stock -
     $ .05 per share in 1999 and
     $ .20 per share in 1998                         (1.3)     499.7        (7.2)      491.2
                                                   ------                 -------

   Restricted stock awards                                      (0.5)                      -

   Treasury stock, at cost
   - 25,544,371 of March 31, 1999 and
     28,799,249 as of December 31, 1998                       (749.7)                 (845.3)

   Accumulated other comprehensive income                      (16.4)                  (30.2)
                                                             -------                 -------

     Total Stockholders' Equity                              $ 647.2                 $ 563.6
                                                             =======                 =======

                                EXHIBIT INDEX

Exhibit
Number                           Description
------                           -----------

2.1 Agreement and Plan of Merger, dated as of May 27, 1998 between Ispat International, N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit 2.1 to Inland Steel Company's Current Report on Form 8-K filed on June 9, 1998 (File No. 1-2438), and incorporated by reference herein.)
2.2 Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between Ispat International, N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit
          2.2 to the Company's Current Report on Form 8-K filed on July 20, 1998 (File No. 1-9117), and incorporated by reference herein.)
3.1 Copy of Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit 3.(I) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
3.2 By-Laws, as amended. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
4.1 Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
4.2 Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of the Company. (Filed as Exhibit 4-D to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
4.3 Rights Agreement, dated as of November 25, 1997, as amended and restated as of December 10, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4-1 to the Company's amended Registration Statement on Form 8-A/A filed on January 15, 1999 (File No. 1-9117), and incorporated by reference herein.)
4.4 Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
4.5 First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York. (Filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
4.6 Specimen of 8 1/2% Notes due July 15, 2001. (Filed as Exhibit 4.6 to the Company's Annual Report for the year ended December 31, 1998, and incorporated by reference herein.)
4.7 Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company's Annual Report for the year ended December 31, 1998, and incorporated by reference herein.)

          [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

Exhibit
Number                           Description
------                           -----------

10.1* Inland Steel Industries, Inc. Annual Incentive Plan, as amended. (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.2* Ryerson Tull Annual Incentive Plan. (Filed as Exhibit 10.2 to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.3* Inland Steel Industries, Inc. Special Achievement Award Plan. (Filed as Exhibit 10-I to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
10.4* Pre-merger Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.D to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.5* Inland 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.6* Inland 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and Incorporated by reference herein.)
10.7* Inland 1988 Incentive Stock Plan, as amended. (Filed as Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.8* Inland Steel Industries Non-Qualified Thrift Plan, as amended. (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.9* Inland 1992 Stock Plan for Non-Employee Directors, as amended. (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.10* Inland Steel Industries Supplemental Retirement Benefit Plan for Covered Employees, as amended. (Filed as Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.11* Inland Steel Industries Special Retirement Benefit Plan for Covered Employees, as amended. (Filed as Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.12* Pre-merger Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson Tull's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.13* Pre-merger Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998. (Filed as Exhibit 10.S.(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.14* Inland Steel Industries Deferred Compensation Plan for Certain Employees, as amended. (Filed as Exhibit 10.J to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-9117), and incorporated by reference herein.)
10.15* Inland Steel Industries Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10-L to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                           Description
------                           -----------

10.16* Inland Steel Industries Terminated Retirement Plan for Non-Employee Directors. (Filed as Exhibit 10.M to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.17* Inland Steel Industries, Inc. Deferred Phantom Stock Unit Plan for Non-Employee Directors. (Filed as Exhibit 10.N to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.18* Outside Directors Accident Insurance Policy. (Filed as Exhibit 10-F to Inland Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (File No. 1-2438), and incorporated by reference herein.)
10.19*    Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as Exhibit
          10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
10.20*    Ryerson Tull Directors' Compensation Plan, as amended. (Filed as
          Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
10.21* Form of Severance Agreement, dated January 28, 1998, between the Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as Exhibit 10.R to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.22* Amendment dated October 27, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.21 above between the Company and Robert J. Darnall. (Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
10.23* Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.21 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
10.24* Amendment dated February 19, 1999 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.21 above between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
10.25* Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.)
10.26* Form of Change in Control Agreement between the Company and the party listed on the schedule thereto. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated by reference herein.)
10.27* Employment Agreement dated as of August 18, 1995 between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.X to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.28     Employment Agreement dated March 9, 1999 between the Company and Gary
          J. Niederpruem
27        Financial Data Schedule


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.