Form 10-Q
period 1999-06-30
RYERSON TULL INC /DE/
filed 1999-08-16
CIK 790528

                                                          Second  Quarter - 1999



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM   10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No ___
   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,952,126 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 9, 1999.

                       PART I.  FINANCIAL INFORMATION
                         ----------------------------------


                         Item 1.  Financial Statements
                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES


                Consolidated Statement of Operations (Unaudited)

===============================================================================

                                          Dollars in Millions (except per share data)
                                          -------------------------------------------
                                           Three Months Ended      Six Months Ended
                                                June 30                 June 30
                                           ------------------   ---------------------
                                            1999       1998       1999         1998
                                           ------     -------   --------     --------
NET SALES                                  $708.1     $724.9    $1,399.5     $1,465.8

 Cost of materials sold                     543.1      558.2     1,076.9      1,131.8
                                           ------     ------    --------     --------

GROSS PROFIT                                165.0      166.7       322.6        334.0

 Operating expenses                         129.6      124.8       252.9        249.3
 Depreciation and amortization                9.1        8.4        17.9         16.8
                                           ------     ------    --------     --------

OPERATING PROFIT                             26.3       33.5        51.8         67.9

Other revenue and expense, including
 interest income                              0.2        5.1         0.6         10.8
Interest and other expense on debt           (6.9)      (9.5)      (13.2)       (19.2)
                                           ------     ------    --------     --------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                         19.6       29.1        39.2         59.5

PROVISION FOR INCOME TAXES                    9.3       11.4        18.4         23.2
                                           ------     ------    --------     --------

INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                    10.3       17.7        20.8         36.3

MINORITY INTEREST                               -        2.2         0.7          4.3
                                           ------     ------    --------     --------

INCOME FROM CONTINUING OPERATIONS            10.3       15.5        20.1         32.0

DISCONTINUED OPERATIONS
 INLAND STEEL COMPANY
     Income from operations                     -       12.9           -         18.2
     Gain on sale                            17.3          -        17.3            -
                                           ------     ------    --------     --------

NET INCOME                                 $ 27.6     $ 28.4    $   37.4     $   50.2
                                           ======     ======    ========     ========

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

================================================================================

                                         Dollars in Millions (except per share data)
                                         -------------------------------------------
                                            Three Months Ended  Six Months Ended
                                                 June 30            June 30
                                             -----------------  ------------------
                                              1999      1998     1999      1998
                                             ------    -------  --------  --------
EARNINGS PER SHARE
 OF COMMON STOCK
------------------

 Basic:
     Income from continuing operations       $ 0.41    $ 0.27  $   0.83  $   0.56
     Inland Steel Company
         discontinued operations                  -      0.26         -      0.37
         gain on sale                          0.69         -      0.72         -
                                             ------    ------  --------  --------
     Net income                              $ 1.10    $ 0.53  $   1.55  $   0.93
                                             ======    ======  ========  ========

 Diluted:
     Income from continuing operations       $ 0.41    $ 0.26  $   0.83  $   0.53
     Inland Steel Company
         discontinued operations                  -      0.25         -      0.35
         gain on sale                          0.69         -      0.72         -
                                             ------    ------  --------  --------
     Net income                              $ 1.10    $ 0.51  $   1.55  $   0.88
                                             ======    ======  ========  ========


STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME                                   $ 10.3    $ 15.5  $   20.1  $   32.0
                                             ------    ------  --------  --------

OTHER COMPREHENSIVE INCOME:


 Foreign currency translation adjustments       0.6         -       0.3         -
 Minimum pension liability adjustment,
     net of tax of $9.5                           -         -      14.1         -
                                             ------    ------  --------  --------

COMPREHENSIVE INCOME                         $ 10.9    $ 15.5  $   34.5  $   32.0
                                             ======    ======  ========  ========

OPERATING DATA
----------------

 SHIPMENTS (Tons in Thousands)                860.3     797.4   1,679.4   1,609.5

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
                Consolidated Statement of Cash Flows (Unaudited)

================================================================================

                                                                           Dollars in Millions
                                                                           -------------------
                                                                             Six Months Ended
                                                                                 June 30
                                                                            ------------------
                                                                             1999        1998
                                                                            ------      ------
OPERATING ACTIVITIES
 Net income                                                                 $ 37.4      $ 50.2
                                                                            ------      ------
Adjustments to reconcile net income to net
 cash provided from (used for) operating activities:
 Income from discontinued operations                                             -       (18.2)
 Depreciation and amortization                                                17.9        16.8
 Deferred employee benefit cost                                                0.9         1.5
 Deferred income taxes                                                         9.0         1.5
 Gain from the sale of Inland Steel Company                                  (17.3)          -
 Change in assets and liabilities, excluding effects of acquisitions:
       Receivables                                                           (27.4)      (34.1)
       Inventories                                                            22.6       (57.4)
       Other assets                                                            2.5           -
       Accounts payable                                                        9.9         2.4
       Accrued liabilities                                                   (20.4)       (8.5)
 Other deferred items                                                          0.7        10.0
                                                                            ------      ------
 Net adjustments                                                              (1.6)      (86.0)
                                                                            ------      ------

     Net cash provided from (used for) operating activities                   35.8       (35.8)
                                                                            ------      ------

INVESTING ACTIVITIES
 Acquisitions (Note 2)                                                       (66.0)       (7.7)
 Capital expenditures                                                        (16.3)      (15.4)
 Investments in and advances to joint ventures,  net                             -        (2.4)
 Proceeds from sales of assets                                                 0.3         0.2
                                                                            ------      ------

     Net cash used for investing activities                                  (82.0)      (25.3)
                                                                            ------      ------

FINANCING ACTIVITIES
 Debt retirement                                                                 -        (5.3)
 Short-term borrowing                                                          5.0           -
 Dividends paid                                                               (2.6)      (10.3)
 Acquisition of treasury stock                                                   -        (6.0)
                                                                            ------      ------

     Net cash provided from (used for) financing activities                    2.4       (21.6)
                                                                            ------      ------

Cash provided by discontinued operations                                         -        36.5
                                                                            ------      ------

Net decrease in cash and cash equivalents                                    (43.8)      (46.2)
Cash and cash equivalents - beginning of year                                 52.5        97.0
                                                                            ------      ------

Cash and cash equivalents - end of period                                   $  8.7      $ 50.8
                                                                            ======      ======

SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
     Interest                                                               $ 11.7      $ 18.3
     Income taxes, net                                                        13.4        32.2

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
                     Consolidated Balance Sheet (Unaudited)

================================================================================

                                                     Dollars in Millions
                                                     -------------------
ASSETS                                        June 30, 1999     December 31, 1998
------                                      -----------------  -------------------
                                                (unaudited)
 CURRENT ASSETS

   Cash and cash equivalents                         $    8.7             $   52.5
   Receivables                                          327.5                284.5
   Inventories - principally at LIFO                    511.9                500.4
   Deferred income taxes                                  1.9                  5.6
                                                     --------             --------

       Total current assets                             850.0                843.0

 INVESTMENTS AND ADVANCES                                32.7                 34.9

 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                $586.9                 $583.8
   Less accumulated depreciation           308.9        278.0     290.2      293.6
                                          ------                 ------

 DEFERRED INCOME TAXES                                   78.7                 76.9

 INTANGIBLE PENSION ASSET                                 3.7                  4.5

 EXCESS OF COST OVER NET ASSETS ACQUIRED                108.0                 78.2

 OTHER ASSETS                                            10.6                 12.8
                                                     --------             --------

       Total Assets                                  $1,361.7             $1,343.9
                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                    $177.8               $152.5
   Accrued liabilities                                   83.3                118.5
   Short-term borrowing                                   5.0                    -
                                                     --------             --------

       Total current liabilities                        266.1                271.0

 LONG-TERM DEBT                                         259.3                257.0

 DEFERRED EMPLOYEE BENEFITS AND OTHER                   163.4                193.6
                                                     --------             --------

       Total liabilities                                688.8                721.6

 MINORITY INTEREST                                          -                 58.7


 STOCKHOLDERS' EQUITY (Schedule A)                      672.9                563.6
                                                     --------             --------


       Total Liabilities and Stockholders' Equity    $1,361.7             $1,343.9
                                                     ========             ========

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES


Notes to Consolidated Financial Statements (Unaudited)

================================================================================



NOTE 1/FINANCIAL STATEMENTS

  Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 3/MERGER

  On February 25, 1999, pre-merger Ryerson Tull, Inc. (RT) became a wholly owned subsidiary of the Company by converting each share of RT Class A common stock into 0.61 share of Company common stock, and then the Company and RT merged. Upon consummation of the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. The merger has been accounted for as a purchase for financial reporting purposes based on valuations of assets and liabilities of RT as they relate to the minority interest.

NOTE 4/EARNINGS PER SHARE

                                                               Dollars in Millions (except per share data)
                                                               -------------------------------------------
                                                                  Three Months Ended   Six Months Ended
                                                                      June 30             June 30
                                                                  ------------------   ----------------
                                                                    1999      1998     1999      1998
                                                                    -----    -----     -----    -----
Basic earnings per share
------------------------

Income from continuing operations                                   $10.3    $15.5     $20.1    $32.0
Less preferred stock dividends                                         .1      2.3        .1      4.6
                                                                    -----    -----     -----    -----
Income from continuing operations
 available to common stockholders                                    10.2     13.2      20.0     27.4
Inland Steel Company - discontinued operations                          -     12.9         -     18.2
                     - gain on sale                                  17.3        -      17.3        -
                                                                    -----    -----     -----    -----
Net income available to common stockholders                         $27.5    $26.1     $37.3    $45.6
                                                                    =====    =====     =====    =====

Average shares of common stock outstanding                           25.0     48.9      24.0     49.0
                                                                    =====    =====     =====    =====

Basic earnings per share
 From continuing operations                                         $ .41    $ .27     $ .83    $ .56
 Inland Steel Company - discontinued operations                         -      .26         -      .37
                      - gain on sale                                  .69        -       .72        -
                                                                    -----    -----     -----    -----

 Net income                                                         $1.10    $ .53     $1.55    $ .93
                                                                    =====    =====     =====    =====

Diluted earnings per share
--------------------------

Income from continuing operations
 available to common stockholders                                   $10.2    $13.2     $20.0    $27.4
Effect of dilutive securities
 Series E leveraged preferred stock                                     -      2.2         -      4.4
 Additional ESOP funding required on conversion of
  Series E leveraged preferred stock, net of tax                        -     (2.0)        -     (4.1)
                                                                    -----    -----     -----    -----
Income available to common stockholders and assumed
 conversions before discontinued operations                          10.2     13.4      20.0     27.7
Inland Steel Company - discontinued operations                          -     12.9         -     18.2
                     - gain on sale                                  17.3        -      17.3        -
                                                                    -----    -----     -----    -----
Net income available to stockholders                                $27.5    $26.3     $37.3    $45.9
                                                                    =====    =====     =====    =====

Average shares of common stock outstanding                           25.0     48.9      24.0     49.0
Assumed conversion of Series E leverage preferred stock                 -      3.0         -      3.0
Dilutive effect of stock options                                       .1       .1        .1       .1
                                                                    -----    -----     -----    -----
Shares outstanding for diluted earnings per share calculation        25.1     52.0      24.1     52.1
                                                                    =====    =====     =====    =====

Diluted earnings per share
 From continuing operations                                         $ .41    $ .26     $ .83    $ .53
 Inland Steel Company - discontinued operations                         -      .25         -      .35
                      - gain on sale                                  .69        -       .72        -
                                                                    -----    -----     -----    -----
 Net income                                                         $1.10    $ .51     $1.55    $ .88
                                                                    =====    =====     =====    =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Second Quarter 1999 to Second Quarter 1998
--------------------------------------------------------------------------------

In the second quarter of 1999, the Company reported consolidated net income of $27.6 million, consisting of $10.3 million from continuing operations, and $17.3 million from an adjustment to taxes for the gain on the sale of Inland Steel Company, which was sold in 1998. Net income in the year-ago quarter was $28.4 million, consisting of $15.5 million from continuing operations and $12.9 million from discontinued operations related to Inland Steel Company. Included in the second quarter 1999 results was a $3.6 million pretax charge, or $1.9 million after tax, for the costs associated with closing the Houston service center.

Second quarter 1999 net sales of $708 million declined 2 percent from the year-ago quarter. The 8 percent increase in tons shipped was more than offset by a 10 percent decrease in average selling price from a year ago.

In spite of the improvement in gross margin percentage, gross profit per ton declined to $192 in the second quarter of 1999 from $209 in the year-ago quarter
due to lower selling prices.   Expenses, defined as operating expenses,
depreciation and amortization, were reduced to $161 per ton from $167 per ton in the second quarter of 1998. Excluding the Houston closure cost, second quarter expenses per ton of $157 were $10 less than the year-ago level.

As a result of the lower metal prices and gross profit and the Houston plant closure cost, operating profit of $26.3 million for the quarter was $7.2 million below the year-ago level of 33.5 million.

Results of Operations - Comparison of First Six Months of 1999 to First Six
---------------------------------------------------------------------------
Months of 1998
--------------

For the first six months of 1999, the Company reported consolidated net income of $37.4 million, consisting of $20.1 million from continuing operations, and $17.3 million from an adjustment to taxes for the gain on the sale of Inland Steel Company. Net income in the year-ago period was $50.2 million, consisting of $32.0 million from continuing operations and $18.2 million from discontinued operations. Included in the 1999 results was a $3.6 million pretax charge, or $1.9 million after tax, for the costs associated with closing the Houston service center.

Net sales of $1.4 billion were down 4.5 percent from the year-ago level in spite of a 4.4 percent increase in tons shipped, reflecting the impact of declining prices.

Operating profit decreased 24% to $51.8 million in the first six months of 1999 from $67.9 million recorded in the same period a year ago.

Liquidity and Financing
-----------------------

The Company had cash and cash equivalents at June 30, 1999 of $8.7 million compared to $52.5 million at December 31, 1998. At March 31, 1999, the Company had outstanding borrowings of $5 million under the $250 million bank revolving credit agreement.

On February 1, 1999, the Company completed the purchase of Washington Specialty Metals for approximately $70 million in cash. This purchase was funded through borrowings under the bank revolving credit agreement and cash on hand.

Effective with the merger of pre-merger Ryerson Tull Inc., with Inland Steel Industries, Inc., on February 25, 1999 (the "RT Merger"), the Company's line of credit with pre-merger Ryerson Tull was eliminated. The Company also assumed the $250 million committed bank revolving credit agreement and the $250 million of Ryerson Tull Notes ("RT Notes"). The banks waived certain provisions of the revolving credit agreement to facilitate the RT Merger and the Indenture Trustee executed the First Supplemental Indenture reflecting the Company's assumption of the RT Notes. Restrictions contained in the bank facilities and the RT Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. Considering these restrictions, at June 30, 1999, up to $111 million of common dividends could have been paid.

Year 2000
---------

Readiness Disclosure
--------------------

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

An assessment of the majority of the Company's hardware, software and procedures was completed in 1997. This assessment identified 40 major systems areas. These were further broken down into upgrade units. Each of the units was corrected to be Year 2000 compliant, tested and installed. Most unit testing was completed by the end of 1998. A few items carried over into the first quarter of 1999. Also, the Company successfully completed integrated systems tests during the first quarter of 1999.

The Company has performed an assessment of microprocessors embedded in its equipment, distribution facilities and corporate offices. Based on vendor representations and internal testing, the Company believes that it has no Year 2000 compliance issues in this area.

As of June 1999, the Company has addressed all Year 2000 issues that are critical to its operations and has a high degree of confidence in its own internal Year 2000 readiness.

Furthermore, the Company has identified a number of suppliers whose Year 2000 compliance may be critical to the Company. These suppliers include metal suppliers, outside processing facilities and contract carriers. The Company has completed surveys of the majority of the identified critical suppliers as to their Year 2000 compliance. The Company expects to continue follow-up surveys as it deems appropriate during the balance of 1999. The Company will use the results of these surveys to aid in contingency planning.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company has estimated that expenses incurred through the end of 1998 totaled approximately $5.5 million. Currently, it is expected that the Company will spend $1.0 million in 1999 to bring its systems into Year 2000 compliance. This estimate is based on information currently available and may need to be increased as more information becomes available and as compliance implementation and contingency planning proceed.

The Risks of the Company's Year 2000 Issues
-------------------------------------------

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

The Company's Contingency Plan
------------------------------

The Company has begun the creation of contingency plans in the event all systems and critical suppliers have not been made Year 2000 compliant.

                          PART II.  OTHER INFORMATION
                          ---------------------------




Item 4.  Submission of Matters to a Vote of Security Holders



         (a)  The Company held its annual meeting on April 28, 1999.



         (b)  See the response to Item 4(c) below.



         (c) The election of eight nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

                  NOMINEE           AFFIRMATIVE VOTES    VOTES WITHHELD
                  -------           -----------------    --------------
              Jameson A. Baxter         21,101,908           178,113
              Richard G. Cline          21,113,639           166,382
              Gary L. Crittenden        21,101,435           178,586
              James A. Henderson        21,111,154           168,867
              Gregory P. Josefowicz     21,106,296           173,725
              Neil S. Novich            21,107,068           172,953
              Jerry K. Pearlman         21,107,281           172,740
              Ronald L. Thompson        21,108,759           171,262

              The results of the voting for the election of PricewaterhouseCoopers LLP to audit the accounts of the Company and its subsidiaries for 1999 are as follows:


                 FOR                   AGAINST                 ABSTAIN
                 ---                   -------                 -------

               21,203,363               46,281                  30,377


              The results of the voting for approval of the Ryerson Tull 1999 Incentive Stock Plan (the "1999 Plan") are as follows:

                 FOR                   AGAINST                 ABSTAIN          BROKER NON-VOTES
                 ---                   -------                 -------          ----------------
             16,734,036               1,952,701                 98,735             2,494,549


              There were no matters voted upon at the meeting, other than approval of the 1999 Plan, to which broker non-votes applied.

         (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K



         (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

         (b)  Reports on Form 8-K.

              On May 27, 1999, the Company filed a Current Report on Form 8-K, reporting, under Item 5--Other Events, that Ispat Inland Inc. notified the Company by letter dated May 11, 1999 that it views the civil lawsuit filed against Ispat in Baton Rouge, Louisiana as implicating contractual rights against the Company including, without limitiation, Ispat's indemnification rights under the Merger Agreement among Ispat International N.V., Inland Merger Sub, Inc., the Company (f/k/a Inland Steel Industries, Inc.) and Ispat Inland Inc.

                                   SIGNATURE
                                   ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RYERSON TULL, INC.



                                           By  /s/ Lily L. May
                                              -------------------
                                               Lily L. May
                                               Controller and
                                               Principal Accounting Officer



Date:   August 13, 1999

                                                            Part I -- Schedule A



                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                        SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================

                                                                              Dollars in Millions
                                                                              -------------------
                                                                   June 30, 1999              December 31, 1998
                                                                  ---------------            -------------------
                                                                     (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
   - 78,099  shares and 78,249 shares issued
     and outstanding as of June 30, 1999 and                                       $   0.1                  $   0.1
     December 31, 1998,  respectively

  Common stock ($1 par value)
   - 50,556,350 shares issued
     as of June 30, 1999 and December 31, 1998                                        50.6                     50.6

  Capital in excess of par value                                                     863.4                    897.2

  Retained earnings (accumulated deficit)
   Balance beginning of year                                         $491.2                     $(45.6)

   Net income                                                          37.4                      550.9

   Dividends
   Series A preferred stock -
    $1.20 per share in 1999 and
    $2.40 per share in 1998                                            (0.1)                      (0.2)
   Series E preferred stock -
    $3.523 per share in 1998                                              -                       (8.8)
    Income tax benefit - Series E dividend                                -                        2.1
   Common Stock -
    $ .10 per share in 1999 and
    $ .20 per share in 1998                                            (2.5)         526.0        (7.2)       491.2
                                                                     ------                     ------

   Restricted stock awards                                                            (0.5)                       -

   Treasury stock, at cost
   - 25,598,330 as of June 30, 1999 and
       28,799,249 as of December 31, 1998                                           (750.9)                  (845.3)

   Accumulated other comprehensive income                                            (15.8)                   (30.2)
                                                                                    ------                   ------

    Total Stockholders' Equity                                                     $ 672.9                  $ 563.6
                                                                                   =======                  =======

                                 EXHIBIT INDEX

Exhibit
Number                                                      Description
------                                                      -----------
2.1           Agreement and Plan of Merger, dated as of May 27, 1998 between Ispat International, N.V., Inland Steel
              Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company.  (Filed as Exhibit 2.1 to Inland
              Steel Company's Current Report on Form 8-K filed on June 9, 1998 (File No. 1-2438), and incorporated by reference herein.)
2.2           Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between Ispat International, N.V.,
              Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company.  (Filed as Exhibit
              2.2 to the Company's Current Report on Form 8-K filed on July 20, 1998 (File No. 1-9117), and incorporated by reference herein.)
3.1           Copy of Certificate of Incorporation, as amended, of the Company.  (Filed as Exhibit 3.(i) to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
3.2           By-Laws, as amended.  (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.1           Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred
              Stock of the Company.  (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel
              Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
4.2           Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of
              the Company.  (Filed as Exhibit 4-D to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)

4.3           Rights Agreement, dated as of November 25, 1997, as amended and restated as of December 10, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent.  (Filed as Exhibit 4-1 to the
              Company's amended Registration Statement on Form 8-A/A filed on January 15, 1999 (File No. 1-9117), and incorporated by reference herein.)
4.4           Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York.  (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended June
              30, 1996 (File No. 1-11767), and incorporated by reference herein.)
4.5           First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New
              York.  (Filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December
              31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.6           Specimen of 8% Notes due July 15, 2001.  (Filed as Exhibit 4.6 to the Company's Annual Report for the
              year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.7           Specimen of 9% Notes due July 15, 2006.  (Filed as Exhibit 4.7 to the Company's Annual Report for the
              year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

              [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*         Inland Steel Industries, Inc. Annual Incentive Plan, as amended.  (Filed as Exhibit 10.A to the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.2*         Ryerson Tull Annual Incentive Plan.  (Filed as Exhibit 10.2 to Pre-merger Ryerson Tull's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.3*         Ryerson Tull 1996 Incentive Stock Plan, as amended.  (Filed as Exhibit 10.D to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                                                      Description
-------                                                     -----------
10.4*         Ryerson Tull 1999 Incentive Stock Plan, as amended.................................................
10.5*         Ryerson Tull 1995 Incentive Stock Plan, as amended.  (Filed as Exhibit 10.E to the Company's Annual Report
              on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.6*         Ryerson Tull 1992 Incentive Stock Plan, as amended.  (Filed as Exhibit 10.C to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and Incorporated by reference herein.)
10.7*         Ryerson Tull 1988 Incentive Stock Plan, as amended. (Filed as Exhibit 10.B to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.8*         Inland 1992 Stock Plan for Non-Employee Directors, as amended.  (Filed as Exhibit 10.A to the
              Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.9*         Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended. (Filed as Exhibit 10.1 to
              Pre-merger Ryerson Tull's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.10*        Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998.  (Filed as Exhibit 10.S.(2)
              to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File
              No. 1-9117), and incorporated by reference herein.)
10.11*        Inland Steel Industries Deferred Compensation Plan for Directors, as amended.  (Filed as Exhibit 10-L to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No.
              1-9117), and incorporated by reference herein.)
10.12*        Outside Directors Accident Insurance Policy........................................................
10.13*        Ryerson Tull Directors' 1999 Stock Option Plan.  (Filed as Exhibit 10.19 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.14*        Ryerson Tull Directors' Compensation Plan, as amended.  (Filed as Exhibit 10.20 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.).
10.15*        Form of Severance Agreement, dated January 28, 1998, between the Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.  (Filed as Exhibit 10.R to the
              Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                                                      Description
-------                                                     -----------
10.16*        Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in
              Exhibit 10.21 above between the Company and Jay M. Gratz.  (Filed as Exhibit 10.23 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.).
10.17*        Amendment dated February 19, 1999 to the Severance Agreement dated January 28, 1998 referred to in
              Exhibit 10.21 above between the Company and George A. Ranney, Jr.  (Filed as Exhibit 10.24 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.).
10.18*        Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto.  (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1998 (File No. 1-9117), and incorporated by reference herein.).
10.19*        Form of Change in Control Agreement between the Company and the party listed on the schedule thereto.
              (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1998 (File No. 1-9117), and is incorporated by reference herein.).
10.20*        Employment Agreement dated as of August 18, 1995 between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.X
              to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.21*        Employment Agreement dated June 1, 1999 between the Company and Jay M. Gratz...........................
10.22*        Employment Agreement dated June 1, 1999 between the Company and Gary J. Niederpruem.....................
27            Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.