Form 10-Q
period 1999-09-30
RYERSON TULL INC /DE/
filed 1999-11-12
CIK 790528

                                                              Third Quarter-1999


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,773,623 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 5, 1999.

                        PART I.  FINANCIAL INFORMATION
                      ----------------------------------

                         Item 1.  Financial Statements
                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)

================================================================================================
                                                    Dollars in Millions (except per share data)
                                                    --------------------------------------------
                                                    Three Months Ended       Nine Months Ended
                                                       September 30            September 30
                                                    -------------------     --------------------
                                                      1999       1998         1999        1998
                                                     ------     ------      --------    --------
NET SALES                                            $686.9     $688.5      $2,086.4    $2,154.3

  Cost of materials sold                              530.0      536.1       1,606.9     1,667.9
                                                     ------     ------      --------    --------

GROSS PROFIT                                          156.9      152.4         479.5       486.4

  Operating expenses                                  126.0      124.5         378.9       373.8
  Depreciation and amortization                         8.2        8.6          26.1        25.4
                                                     ------     ------      --------    --------

OPERATING PROFIT                                       22.7       19.3          74.5        87.2

Other revenue and expense, including
 interest income                                        0.2        7.5           0.8        18.3
Interest and other expense on debt                     (5.2)      (8.2)        (18.4)      (27.4)
                                                     ------     ------      --------    --------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                   17.7       18.6          56.9        78.1

PROVISION FOR INCOME TAXES                              8.1        7.9          26.5        31.1
                                                     ------     ------      --------    --------

INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                               9.6       10.7          30.4        47.0

MINORITY INTEREST                                         -        0.6           0.7         4.9
                                                     ------     ------      --------    --------

INCOME FROM CONTINUING OPERATIONS                       9.6       10.1          29.7        42.1

DISCONTINUED OPERATIONS -
  INLAND STEEL COMPANY
    Income from operations                                -       (4.4)            -        13.8
    Gain on sale                                          -      495.2          17.3       495.2
                                                     ------     ------      --------    --------

INCOME BEFORE EXTRAORDINARY LOSS                        9.6      500.9          47.0       551.1

  Extraordinary loss on early retirement of debt          -      (11.2)            -       (11.2)
                                                     ------     ------      --------    --------

NET INCOME                                           $  9.6     $489.7      $   47.0    $  539.9
                                                     ======     ======      ========    ========




                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)

=======================================================================================
                                            Dollars in Millions (except per share data)
                                            -------------------------------------------
                                            Three Months Ended       Nine Months Ended
                                              September  30            September  30
                                            ------------------       ------------------
                                             1999        1998         1999       1998
                                            ------      ------       -------    -------
EARNINGS PER SHARE
  OF COMMON STOCK
------------------
Basic:
    Income from continuing operations       $ 0.38      $ 0.22       $  1.22    $  0.79
    Inland Steel Company -
        discontinued operations                 --       (0.11)           --       0.31
        gain on sale                            --       12.90          0.71      10.91
    Extraordinary loss on
      early retirement of debt                  --       (0.29)           --      (0.25)
                                            ------      ------       -------    -------
    Net income                              $ 0.38      $12.72       $  1.93    $ 11.76
                                            ======      ======       =======    =======

Diluted:
    Income from continuing operations       $ 0.38      $ 0.21       $  1.21    $  0.75
    Inland Steel Company -
        discontinued operations                 --       (0.11)           --       0.29
        gain on sale                            --       12.20          0.71      10.26
    Extraordinary loss on
      early retirement of debt                  --       (0.28)           --      (0.23)
                                            ------      ------       -------    -------
    Net income                              $ 0.38      $12.02       $  1.92    $ 11.07
                                            ======      ======       =======    =======


STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME                                  $  9.6      $489.7       $  47.0    $ 539.9
                                            ------      ------       -------    -------

OTHER COMPREHENSIVE INCOME:

  Foreign currency translation adjustments      --          --           0.3         --
  Minimum pension liability adjustment,
    net of tax of $9.5                          --          --          14.1         --
                                            ------      ------       -------    -------

COMPREHENSIVE INCOME                        $  9.6      $489.7       $  61.4    $ 539.9
                                            ======      ======       =======    =======

OPERATING DATA
--------------
SHIPMENTS (Tons in Thousands)                835.9       772.3       2,515.3    2,381.8

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
                Consolidated Statement of Cash Flows (Unaudited)

============================================================================================
                                                                         Dollars in Millions
                                                                         -------------------
                                                                          Nine Months Ended
                                                                            September 30
                                                                         -------------------
                                                                          1999       1998
                                                                         ------    ---------
OPERATING ACTIVITIES
 Net income                                                              $ 47.0    $   539.9
                                                                         ------    ---------
Adjustments to reconcile net income to net
 cash provided from (used for) operating activities:
  Income from discontinued operations                                         -        (13.8)
  Depreciation and amortization                                            26.1         25.4
  Deferred employee benefit cost                                           (9.1)        (2.0)
  Stock issued for coverage of employee benefit plans                         -         40.5
  Deferred income taxes                                                    17.1          4.4
  Gain from the sale of assets net of taxes and related liabilities       (17.3)      (495.2)
  Change in assets and liabilities, excluding effects of acquisitions:
    Receivables                                                           (42.8)       (29.0)
    Inventories                                                            31.9        (68.5)
    Other assets                                                            5.2            -
    Accounts payable                                                       12.2         (8.1)
    Accrued liabilities                                                   (34.0)       (59.2)
  Other deferred items                                                     (1.0)         3.2
                                                                         ------    ---------
  Net adjustments                                                         (11.7)      (602.3)
                                                                         ------    ---------

      Net cash provided from (used for) operating activities               35.3        (62.4)
                                                                         ------    ---------

INVESTING ACTIVITIES
  Acquisitions (Note 2)                                                   (66.0)        (7.7)
  Capital expenditures                                                    (22.8)       (23.7)
  Investments in and advances to joint ventures, net                          -         (2.4)
  Proceeds from sales of assets                                             4.8        893.3
                                                                         ------    ---------

      Net cash used for investing activities                              (84.0)       859.5
                                                                         ------    ---------

FINANCING ACTIVITIES
  Redemption of Series E Preferred Stock                                      -        (56.3)
  Debt retirement                                                             -       (116.8)
  Dividends paid                                                           (3.8)       (12.8)
  Acquisition of treasury stock                                               -       (829.6)
                                                                         ------    ---------

      Net cash provided from (used for) financing activities               (3.8)    (1,015.5)
                                                                         ------    ---------

Cash provided by discontinued operations                                      -        279.4
                                                                         ------    ---------

Net increase (decrease) in cash and cash equivalents                      (52.5)        61.0
Cash and cash equivalents - beginning of year                              52.5         97.0
                                                                         ------    ---------

Cash and cash equivalents - end of period                                $    -    $   158.0
                                                                         ======    =========

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
  Interest                                                               $ 23.5    $    32.1
  Income taxes, net                                                        18.8         47.8

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
                     Consolidated Balance Sheet (Unaudited)


--------------------------------------------------------------------------------

                                                               Dollars in Millions
                                                     ---------------------------------------
ASSETS                                               September  30, 1999   December 31, 1998
-------                                              --------------------  -----------------
                                                           (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                    $      -            $   52.5
   Receivables                                                     342.9               284.5
   Inventories - principally at LIFO                               502.6               500.4
   Deferred income taxes                                               -                 5.6
                                                                --------            --------

       Total current assets                                        845.5               843.0

 INVESTMENTS AND ADVANCES                                           32.5                34.9

 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                            $576.6                $583.8
   Less accumulated depreciation                       304.1       272.5     290.2     293.6
                                                      ------               -------

 DEFERRED INCOME TAXES                                              74.3                76.9

 INTANGIBLE PENSION ASSET                                            3.7                 4.5

 EXCESS OF COST OVER NET ASSETS ACQUIRED                           108.6                78.2

 OTHER ASSETS                                                        7.9                12.8
                                                                --------            --------

       Total Assets                                             $1,345.0            $1,343.9
                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                             $  180.1            $  152.5
   Accrued liabilities                                              69.7               118.5
   Deferred income taxes                                             1.9                   -
                                                                --------            --------

     Total current liabilities                                     251.7               271.0

 LONG-TERM DEBT                                                    259.0               257.0

 DEFERRED EMPLOYEE BENEFITS AND OTHER                              153.3               193.6
                                                                --------            --------

       Total liabilities                                           664.0               721.6

 MINORITY INTEREST                                                     -                58.7

 STOCKHOLDERS' EQUITY (Schedule A)                                 681.0               563.6
                                                                --------            --------

       Total Liabilities and Stockholders' Equity               $1,345.0            $1,343.9
                                                                ========            ========

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


NOTE 1/FINANCIAL STATEMENTS

  Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 4/EARNINGS PER SHARE


                                                     Dollars in Millions (except per share data)
                                                     ------------------------------------------
                                                     Three Months Ended      Nine Months Ended
                                                         September 30          September 30
                                                     ------------------      -----------------
                                                      1999        1998        1999       1998
                                                     -----      ------       -----      ------
Basic earnings per share
--------------------------------------------

Income from continuing operations                   $ 9.6       $ 10.1       $29.7      $ 42.1
Less preferred stock dividends                          -          1.7          .1         6.2
                                                    -----       ------       -----      ------
Income from continuing operations
 available to common stockholders                     9.6          8.4        29.6        35.9
Inland Steel Company - discontinued operations          -         (4.4)          -        13.8
                     - gain on sale                     -        495.2        17.3       495.2
Extraordinary loss on early retirement of debt          -        (11.2)          -       (11.2)
                                                    -----       ------       -----      ------
Net income available to common stockholders         $ 9.6       $488.0       $46.9      $533.7
                                                    =====       ======       =====      ======

Average shares of common stock outstanding           25.0         38.4        24.3        45.4
                                                    =====       ======       =====      ======

Basic earnings per share
 From continuing operations                         $ .38       $  .22       $1.22      $  .79
 Inland Steel Company - discontinued operations         -         (.11)          -         .31
                      - gain on sale                    -        12.90         .71       10.91
 Extraordinary loss on early retirement of debt         -         (.29)          -        (.25)
                                                    -----       ------       -----      ------
 Net income                                         $ .38       $12.72       $1.93      $11.76
                                                    =====       ======       =====      ======

Diluted earnings per share
--------------------------

Income from continuing operations
 available to common stockholders                   $ 9.6       $  8.4       $29.6      $ 35.9
Effect of dilutive securities
 Series A preferred stock                               -           .1           -          .2
 Series E leveraged preferred stock                     -          1.6           -         6.0
 Additional ESOP funding required on conversion of
 Series E leveraged preferred stock, net of tax         -         (1.5)          -        (5.7)
                                                    -----       ------       -----      ------
Income available to common stockholders and
 assumed conversions before discontinued operations   9.6          8.6        29.6        36.4
Inland Steel Company - discontinued operations          -         (4.4)          -        13.8
                     - gain on sale                     -        495.2        17.3       495.2
Extraordinary loss on early retirement of debt          -        (11.2)          -       (11.2)
                                                    -----       ------       -----      ------
Net income available to stockholders                $ 9.6       $488.2       $46.9      $534.2
                                                    =====       ======       =====      ======

Average shares of common stock outstanding           25.0         38.4        24.3        45.4
Assumed conversion of Series A preferred stock          -           .1           -          .1
Assumed conversion of Series E leverage
 preferred stock                                        -          2.0           -         2.7
Dilutive effect of stock options                       .1           .1          .1          .1
                                                    -----       ------       -----      ------
Shares outstanding for diluted earnings per
 share calculation                                   25.1         40.6        24.4        48.3
                                                    =====       ======       =====      ======

Diluted earnings per share
 From continuing operations                         $ .38       $  .21       $1.21      $  .75
 Inland Steel Company - discontinued operations         -         (.11)          -         .29
                      - gain on sale                    -        12.20         .71       10.26
 Extraordinary loss on early retirement of debt         -         (.28)          -        (.23)
                                                    -----       ------       -----      ------
 Net income                                         $ .38       $12.02       $1.92      $11.07
                                                    =====       ======       =====      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Third Quarter 1999 to Third Quarter 1998
------------------------------------------------------------------------------

In the third quarter of 1999, the Company reported consolidated net income from continuing operations of $9.6 million, compared to $10.1 million in the year-ago period. Net income in the third quarter of 1998, including the gain on the sale of Inland Steel Company, was $489.7 million.

Third quarter 1999 net sales of $687 million were essentially unchanged from the year-ago quarter. The 8% increase in tons shipped over third quarter 1998 was offset by an 8 percent decrease in the average selling price.

Reflecting continued pressure on selling prices and margin, gross profit per ton declined to $188 in the third quarter of 1999 from $197 in the year-ago quarter. Expenses, defined as operating expenses plus depreciation and amortization, were reduced to $161 per ton from $172 per ton in the third quarter of 1998.

Operating profit of $22.7 million for the quarter was essentially unchanged from the third quarter of 1998, excluding a $3.6 million pretax write off in the year-ago quarter.

Results of Operations - Comparison of First Nine Months of 1999 to First Nine
-----------------------------------------------------------------------------
Months of 1998
--------------

For the first nine months of 1999, the Company reported consolidated net income of $47.0 million, consisting of $29.7 million from continuing operations, and $17.3 million from an adjustment to taxes for the gain on the sale of Inland Steel Company. Net income in the year-ago period was $539.9 million, consisting of $42.1 million from continuing operations and $509.0 million from discontinued operations, offset by an $11.2 million extraordinary loss on early retirement of debt.

Net sales of $2.1 billion were down 3.2% from the year-ago level in spite of a 5.6% increase in tons shipped, reflecting the impact of declining prices.

Operating profit decreased 15% to $74.5 million in the first nine months of 1999 from $87.2 million recorded in the same period a year ago.

Liquidity and Financing
-----------------------

The Company had no cash and cash equivalents at September 30, 1999 compared to $52.5 million at December 31, 1998. At September 30, 1999, the Company had no outstanding borrowings under the $250 million bank revolving credit agreement.

On February 1, 1999, the Company completed the purchase of Washington Specialty Metals for approximately $70 million in cash. This purchase was funded through borrowings under the bank revolving credit agreement and cash on hand.

Effective with the merger of pre-merger Ryerson Tull Inc., with Inland Steel Industries, Inc., on February 25, 1999 (the "RT Merger"), the Company's line of credit with pre-merger Ryerson Tull was eliminated. The Company also assumed the $250 million bank revolving credit agreement and the $250 million of Ryerson Tull Notes ("RT Notes"). The banks waived certain provisions of the revolving credit agreement to facilitate the RT Merger and the Indenture Trustee executed the First Supplemental Indenture reflecting the Company's assumption of the RT Notes. Restrictions contained in the bank facilities and the RT Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. Considering these restrictions, at September 30, 1999, up to $115 million of common dividends could have been paid.

Merger and Acquisition
----------------------

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

Year 2000
---------

Readiness Disclosure
--------------------

The Company began planning to address Year 2000 issues in 1996. As part of this process, the Company established a Year 2000 panel with representatives from all business units. This panel monitored the progress of the Company's Year 2000 compliance and met regularly throughout 1998. In 1999, Year 2000 activities increasingly are related to contingency planning. Therefore, the Company executive staff and the business unit presidents now serve as the monitoring and advisory board for Year 2000 matters. This ensures that the top management of the Company is actively involved in the issue and is directing the final stages of preparation.

During 1998, Company personnel and outside consultants identified and corrected problems that may have interfered with Year 2000 readiness. The primary focus was on the Company's internal computer systems.

An assessment of the majority of the Company's hardware, software and procedures was completed in 1997. This assessment identified 40 major systems areas. These were further broken down into upgrade units. Each of the units was corrected to be Year 2000 compliant, tested and installed back into production. Most units testing was completed before the end of 1998. A few items carried over and were completed in the first quarter of 1999. Also, the Company successfully completed integrated systems tests during the first quarter of 1999.

The Company has performed an assessment of microprocessors embedded in equipment, distribution facilities and corporate offices. Based on vendor representations and internal testing, the Company believes that it has no Year 2000 compliance issues in this area.

As of June 1999, the Company has addressed all Year 2000 issues that are critical to its operations and has a high degree of confidence in its own Year 2000 readiness.

Furthermore, the Company has identified a number of suppliers whose Year 2000 compliance may be critical to the Company. These suppliers include metal suppliers, outside processing facilities and contract carriers. The Company has completed surveys of the majority of the critical suppliers as to their Year 2000 readiness. The Company expects to continue follow-up surveys as it deems appropriate during the balance of 1999. The Company will use the results of these surveys to aid in contingency planning.


The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company has estimated that expenses incurred through the end of 1999 will total approximately $6.5 million to bring its systems into Year 2000 compliance. This estimate is based on the substantial amount of the work that has already been accomplished and on information currently available to the Company. The estimate may need to be increased as additional information becomes available and as compliance and contingency activities proceed.

The Company's Contingency Plan
------------------------------

A Year 2000 Contingency Plan with over 150 tasks has been developed. Portions of the plan have been completed for several months. For example, electrical generators have been installed to provide back-up power for the most leveraged computer facilities in the Company processing environment. Also implemented are freezes on critical staff vacations and heightened management approval for changes to the computing environment.

The remaining tasks will be implemented during November and December. Designated personnel in each business unit and at Company headquarters are accountable for the completion of these tasks. The Company's central Year 2000 team will monitor progress and status will be reported on a bi-weekly basis.

The Risks of the Company's Year 2000 Issues
-------------------------------------------

Although the Company believes it unlikely, it is possible the Company could experience an adverse impact that could be material to the results of operations or the financial position of the Company as a result of potential failure by major customers or suppliers, or an oversight in the Company's effort to address Year 2000 issues.

In addition, if the suppliers of necessary telecommunications, energy and transportation needs fail to provide their services beyond what the Company has provided as contingencies to recover from such failures, these failures also could have an adverse impact on the results of operations or financial position of the Company.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

          (b)  Reports on Form 8-K.

               On October 6, 1999, the Company filed a Current Report on Form 8-K, reporting under Item 5--Other Events, that, on September 22, 1999, the Board of Directors had approved an amendment to the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent. The Company also reported that, on September 22, 1999, the Board of Directors had also approved an amendment to the Company's By-laws.

               On October 21, 1999, the Company filed an amendment to the above-mentioned Current Report on Form 8-K. This amendment modified the language which described the amendment to the Company's By-laws.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RYERSON TULL, INC.



                                      By  Lily L. May
                                          -----------
                                          Lily L. May
                                          Controller and
                                          Principal Accounting Officer



Date: November 11, 1999

                                                            Part I -- Schedule A


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES


                        SUMMARY OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                     Dollars in Millions
                                                                        --------------------------------------------
                                                                        September 30, 1999         December 31, 1998
                                                                        ------------------         -----------------
                                                                           (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
   - 78,099  shares and 78,249 shares issued
     and outstanding as of September 30, 1999 and                                  $   0.1                    $   0.1
     December 31, 1998, respectively

  Common stock ($1 par value)
   - 50,556,350 shares issued
     as of September 30, 1999 and December 31, 1998                                   50.6                       50.6

  Capital in excess of par value                                                     863.4                      897.2

  Retained earnings (accumulated deficit)
   Balance beginning of year                                          $491.2                      $(45.6)

   Net income                                                           47.0                       550.9

   Dividends
   Series A preferred stock -
    $1.80 per share in 1999 and
    $2.40 per share in 1998                                             (0.1)                       (0.2)
   Series E preferred stock -
    $3.523 per share in 1998                                               -                        (8.8)
    Income tax benefit - Series E dividend                                 -                         2.1
   Common Stock -
    $ .15 per share in 1999 and
    $ .20 per share in 1998                                             (3.7)        534.4          (7.2)         491.2
                                                                      ------                      ------

   Restricted stock awards                                                            (0.4)                           -

   Treasury stock, at cost
   - 25,616,452 as of September 30, 1999 and
     28,799,249 as of December 31, 1998                                             (751.3)                      (845.3)

   Accumulated other comprehensive income                                            (15.8)                       (30.2)
                                                                                   -------                      -------

    Total Stockholders' Equity                                                     $ 681.0                      $ 563.6
                                                                                   =======                      =======

                                         EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
2.1 Agreement and Plan of Merger, dated as of May 27, 1998 between Ispat International, N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit 2.1 to Inland Steel Company's Current Report on Form 8-K filed on June 9, 1998 (File No. 1-2438), and incorporated by reference herein.)
2.2 Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between Ispat International, N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company. (Filed as Exhibit
           2.2 to the Company's Current Report on Form 8-K filed on July 20, 1998 (File No. 1-9117), and incorporated by reference herein.)
3.1        Copy of Certificate of Incorporation, as amended, of the Company.
           (Filed as Exhibit 3.(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
3.2 By-Laws, as amended. (Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)
4.1 Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of the Company. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-
           2438), and incorporated by reference herein.)
4.2 Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of the Company. (Filed as Exhibit 4-D to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
4.3 Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between the Company and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to the Company's amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)
4.4 Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
4.5 First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York. (Filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.6 Specimen of 8 1/2% Notes due July 15, 2001. (Filed as Exhibit 4.6 to the Company's Annual Report for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.7 Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company's Annual Report for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

           [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1* Inland Steel Industries, Inc. Annual Incentive Plan, as amended. (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.2* Ryerson Tull Annual Incentive Plan. (Filed as Exhibit 10.2 to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.3* Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.D to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.4*      Ryerson Tull 1999 Incentive Stock Plan, as amended. (Filed as Exhibit
           10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11767), and incorporated by reference herein.)

Exhibit
Number                            Description
--------                          -----------
10.5*        Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as
             Exhibit 10.E to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.6*        Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as
             Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and Incorporated by reference herein.)
10.7*        Ryerson Tull 1988 Incentive Stock Plan, as amended. (Filed as
             Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.8*        Inland 1992 Stock Plan for Non-Employee Directors, as amended.
             (Filed as Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.9* Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson Tull's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.10* Ryerson Tull Special Retirement Benefit Plan for Covered Employees, as amended. (Filed as Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.11        Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998.
             (Filed as Exhibit 10.S.(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.12* Inland Steel Industries Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10-L to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-9117), and incorporated by reference herein.)
10.13*       Outside Directors Accident Insurance Policy. (Filed as Exhibit
             10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.14*       Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as Exhibit
             10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.15*       Ryerson Tull Directors' Compensation Plan, as amended. (Filed as
             Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.16* Form of Severance Agreement, dated January 28, 1998, between the Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as Exhibit 10.R to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-
             9117), and incorporated by reference herein.)
10.17* Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.21 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.18* Amendment dated February 19, 1999 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.21 above between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.19* Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                            Description
--------                          -----------
10.20*       Form of Change in Control Agreement between the Company and the party listed on the schedule thereto. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1998 (File No. 1-9117), and is incorporated by reference herein.)
10.21*       Employment Agreement dated as of August 18, 1995 between the
             Company and George A. Ranney, Jr. (Filed as Exhibit 10.X to the
             Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.22*       Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz
10.23*       Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem
10.24*       Confidentiality and Non-Competition Agreement between the Company and Stephen E. Makarewicz
27           Financial Data Schedule
*            Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.