Form 10-K405
period 1999-12-31
RYERSON TULL INC /DE/
filed 2000-03-24
CIK 790528

                                                                           1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          Commission File No. 1-9117

                               ----------------

                              RYERSON TULL, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                             36-3425828
          (State of Incorporation)        (I.R.S. Employer Identification No.)
  2621 West 15th Place, Chicago, Illinois                 60608
  (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (773) 762-2121

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
       Common Stock ($1.00 par value),                 New York Stock Exchange, Inc.
  including Preferred Stock Purchase Rights

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 20, 2000 the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $384,778,355.(/1/)

   The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of March 20, 2000 was 24,766,421.
--------
(1) Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts I and II of this Report on Form 10-K incorporate by reference certain information from the Annual Report to Stockholders for the fiscal year ended December 31, 1999. Part III of this Report on Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement which has been furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on April 27, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

   Ryerson Tull, Inc. ("Ryerson Tull"), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. ("Ryerson") and J.M. Tull Metals Company, Inc. ("Tull") (unless the context indicates otherwise, Ryerson Tull, Ryerson and Tull, together with their subsidiaries, are collectively referred to herein as the "Company"). The Company has a single business segment, which is comprised primarily of Ryerson and Tull, leading steel service, distribution and materials processing organizations. The Company also owns certain joint venture interests, which are not material, in certain foreign operations discussed below.

Operations

   The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson and Tull; in Canada through Washington Specialty Metals, Inc.; in Mexico through Ryerson de Mexico, S.A. de C.V.; in China through Shanghai Ryerson Limited; and in India through Tata Ryerson Limited; and is organized into five business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 1999 sales of $2.76 billion. It has a current U.S. market share of approximately 11%, based on its analysis of data prepared by the Steel Service Center Institute ("SSCI"). The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

Industry Overview

   Primary steel producers typically sell steel in the form of standard-sized coils, sheets, plates, structurals, bars and tubes, and generally sell in large volumes with long lead times for production and delivery. Other primary metals producers, such as producers of stainless steel and aluminum, also typically sell their products in large volumes with long lead times for production and delivery. However, many customers seek to purchase metals with customized specifications, including value-added processing, in smaller volumes, on shorter lead times and with more reliable delivery than primary metals producers are able to provide. Metals service centers act as intermediaries between primary metals producers and customers by purchasing metals in a variety of shapes and sizes from primary metals producers in large volumes, allowing metals service centers to take advantage of producer economies of scale resulting in lower costs of materials purchased, and engaging in a variety of distribution and value-added processing operations to meet the demands of specific customers. Because metals service centers purchase metals from a number of primary producers, they can maintain a consistent supply of various types of metal used by their customers. By purchasing products from metals service centers, customers may be able to lower their inventory levels, decrease the time between the placement of an order and receipt of materials and reduce internal expenses, thereby lowering their total cost of raw materials. The Company believes that the increased prevalence of just-in-time inventory needs of manufacturers and intermediate processors has made and will continue to make the value-added inventory, processing and delivery functions performed by metals service centers more important in the metals market.

   The industry is cyclical, impacted both by market demand and metals supply. Periods of strong and weak market demand principally are due to the cyclical nature of the industries in which the largest consumers of metals operate. Any significant slowdown in one or more of those industries could have a material adverse effect on the demand for metals, resulting in lower prices for metals and reduced profitability for metals service centers, including the Company. Metals prices and metals service center profitability generally improve as metal-consuming industries recover from economic downturns. However, excess supply of metals can, even in periods of strong demand, result in lower prices for metals and adversely impact profitability.

   The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, the

Company believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations and servicing approximately 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. In general, competition is based on quality, service, price and geographic proximity. Based on the Company's analysis of SSCI data, the industry handled approximately 29.4 million tons or approximately 28.6% of the metals distributed in the United States in 1999.

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

   The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. Although the Company purchases metals from steelmakers, some of the Company's competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. As a result, the Company was reducing its prices from mid-1995 through mid-1999 to remain competitive. Pricing stabilized in the second half of 1999.

Products and Services

   The Company carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

   The following table shows the Company's percentage of sales revenue by major product lines for 1997, 1998 and 1999:

                                                               Percentage of
                                                                   Sales
                                                               ----------------
                                                                  Revenues
                                                               ----------------
      Product Line                                             1997  1998  1999
      ------------                                             ----  ----  ----
      Carbon flat rolled......................................  27%   30%   32%
      Stainless and aluminum..................................  27    25    29
      Bars, tubing and structurals............................  20    20    17
      Fabrication and carbon plate............................  20    20    18
      Other...................................................   6     5     4
                                                               ---   ---   ---
          Total............................................... 100%  100%  100%
                                                               ===   ===   ===

   More than one-half of the materials sold by the Company is processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called "scale," from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; leveling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company's operations or constitute a significant part of the its operating costs and expenses.

   The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers. The Company has flame or laser cutting capacity in 43 of its 67 facilities.

   The Company also provides services and technical advice to its customers as an integral part of providing products to its customers. It does not charge customers separately for such services or advice, but rather includes the costs of such services and advice in the price of products sold to such customers.

   The Company's services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of the Company-owned materials to the customer and the placement of the Company employees at a customer's site for inventory management, production and technical assistance. The Company also provides special stocking programs in which products that would not otherwise be stocked by the Company are held in inventory to meet certain customers' needs. The foregoing services are designed to reduce customers' costs by minimizing their investment in inventory and improving their production efficiency.

Customer Base

   The Company's customer base is diverse, numbering over 50,000. No customer accounted for more than 5% of Company sales in 1999, and the top ten customers accounted for approximately 13% of its sales in 1999. The Company's customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company's percentage of sales revenue by class of customers for 1997, 1998 and 1999:

                                                               Percentage of
                                                                   Sales
                                                               ----------------
                                                                  Revenues
                                                               ----------------
      Class of Customer                                        1997  1998  1999
      -----------------                                        ----  ----  ----
      Machinery manufacturers ................................  37%   35%   31%
      Fabricated metals producers.............................  26    26    27
      Electrical machinery producers..........................   8    10    11
      Transportation equipment producers......................   9    10    10
      Construction-related purchasers.........................   5     4     5
      Wholesale distributors..................................   4     4     4
      Metals mills and foundries..............................   3     2     2
      Other ..................................................   8     9    10
                                                               ---   ---   ---
          Total............................................... 100%  100%  100%
                                                               ===   ===   ===

   The Company's flat-rolled processing business unit, Ryerson Tull Coil Processing, generally serves a customer base that differs from the Company's general line service center business. A large portion of Ryerson Tull Coil Processing's customers has supply contracts typically at fixed prices and from three months to one year in duration. Ryerson Tull Coil Processing has a small number of arrangements with large customers that extend beyond one year. Ryerson Tull Coil Processing attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. Ryerson Tull Coil Processing's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension leveling, texturing or blanking. Many of Ryerson Tull Coil Processing's approximately 650 customers are in the transportation equipment, appliance, office furniture or cabinetry businesses.

Suppliers

   In 1999, the Company purchased approximately 3.4 million tons of materials from many suppliers throughout the world. The Company's top 25 suppliers accounted for approximately 60% of 1999 purchase dollars. The only supplier that accounted for 10% or more of the 1999 purchase dollars was Ispat Inland Inc. ("Ispat") which accounted for approximately 13.5% of purchase dollars. The terms of these arrangements were negotiated between the Company and Ispat and are similar to other large supply arrangements the Company has with other suppliers for similar products.

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

Sales and Marketing

   Each of the Company's business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company's products. The Company's office and field sales staffs, which together consist of approximately 800 employees, include technical and metallurgical personnel. In addition, its technically oriented marketing departments develop advertising materials and maintain product expertise for each of the various types of materials sold and industries serviced by it.

Capital Expenditures

   In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 1999, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $85.8 million.

                                                      Dollars in Millions
                                               ---------------------------------
                                                         Retirements Net Capital
                                               Additions  or Sales    Additions
                                               --------- ----------- -----------
      1999....................................   31.6       20.1        11.5
      1998....................................   40.1       30.2         9.9
      1997....................................   41.3       12.0        29.3
      1996....................................   25.1        6.0        19.1
      1995....................................   20.7        4.7        16.0

   NOTE: The above does not include capital expenditures related to discontinued operations.

   The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $40 million to $50 million for 2000, which it expects will be funded from cash generated by operations.

Employees

   As of December 31, 1999, the Company employed approximately 5,050 persons, of which approximately 2,480 were salaried employees and approximately 2,570 were hourly employees. Approximately 33% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters, and an additional approximately 30% of the hourly employees have voted for union certification in proceedings currently on appeal before the Washington D.C. Federal Circuit Court. The Company's relationship with the various unions generally has been good and over the last five years, there have been no work stoppages. During 2000, contracts covering approximately 100 employees at four facilities will expire. During 2001, contracts covering approximately 100 employees at three facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 2003, and agreements with the Teamsters expire on various dates during the period March 31, 2000 through June 26, 2004. While management does not expect any unresolvable issues to arise in connection with the renewal of any of these contracts, no assurances can be given that any of these contracts will be extended prior to their expiration.

Environmental, Health and Safety Matters

   The Company's operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company's management believes that it is presently in substantial compliance with all such laws and does not currently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements, which costs and liabilities could have a material adverse effect on the Company's results of operations or financial condition.

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

Patents and Trademarks

   The Company owns several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. The Company considers certain other information owned by it to be trade secrets. It protects its trade secrets by, among other things, entering into confidentiality agreements with its employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. The Company believes that these safeguards adequately protect its proprietary rights and vigorously defends these rights. While the Company considers all of its intellectual property rights as a whole to be important, it does not consider any single right to be essential to its operations as a whole.

Corporate Restructuring

   In 1998, the Company, formerly Inland Steel Industries, Inc. ("Inland"), sold its wholly owned subsidiary, Inland Steel Company, to Ispat International, N.V. for approximately $1.1 billion in cash. On February 25, 1999, Inland's majority-owned subsidiary, then named Ryerson Tull, Inc. ("Pre-merger Ryerson Tull"), became its wholly owned subsidiary and each share of Pre-merger Ryerson Tull Class A common stock was converted into 0.61 shares of Inland's common stock. Pre-merger Ryerson Tull then merged with Inland and the Company changed its name to Ryerson Tull, Inc. These mergers are together referred to as the RT Merger.

   On January 31, 1999 Ryerson Tull purchased Washington Specialty Metals Corporation ("WSM") and Washington Specialty Metals, Inc., a Canadian corporation. On December 31, 1999, WSM was merged with and into Ryerson. Washington Specialty Metals, Inc. now is a wholly owned indirect subsidiary of Ryerson Tull.

Ryerson International

   In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to conduct the Company's international operations, and it organized Ryerson International Trading, Inc. (formerly Inland International Trading, Inc.) to sell products and services of the Company and its affiliates and purchase materials for them abroad. In 1995, Ryerson International Trading, Inc. organized I.M.F. Steel International Limited, a Hong Kong company (in which it and a subsidiary of MacSteel Holdings (Pte.), Ltd. (South Africa) each holds a 50% interest), to engage in the worldwide purchase and sale of steel and related products, principally on behalf of the Company.

 Ryerson de Mexico

   The Company owns a 50% interest in Ryerson de Mexico, S.A. de C.V., a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel manufacturer in Mexico. Ryerson de Mexico, which was formed in 1994, is a general line metals service center and processor with 8 facilities in Mexico. The impact of Ryerson de Mexico's operations on the Company's results of operations has not been material.

 Shanghai Ryerson Limited

   The Company owns a 49% interest in Shanghai Ryerson Limited, a joint venture with a unit of Baoshan Iron and Steel Corporation, an integrated steel manufacturer in China. Shanghai Ryerson Limited, which was formed in 1996, is a metals service center and processor with a facility at Pudong, Shanghai, China. The impact of Shanghai Ryerson's operations on the Company's results of operations has not been material.

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

ITEM 2. PROPERTIES.

 Joseph T. Ryerson & Son, Inc.

   Ryerson owns its regional business unit headquarters offices in Chicago
(IL) and leases regional headquarters offices in West Chester (PA) and Tukwila
(WA). Ryerson East's service centers are at Buffalo (NY), Chattanooga (TN), Cleveland (OH), Devens (MA), Easton (PA), Fairless Hills (PA), Long Island City (NY), Philadelphia (PA), Pinellas Park (FL) and Pittsburgh (PA). Ryerson Central's service centers are at Bettendorf (IA), Chicago (IL) (two facilities), Cincinnati (OH), Dallas (TX), Des Moines (IA), Detroit (MI), Holland (MI), Indianapolis (IN), Kansas City (MO), Milwaukee (WI), Omaha (NE), Plymouth (MN), Schofield (WI), St. Louis (MO), Tulsa (OK) and Wheeling (IL) with office space at Buffalo Grove (IL). Ryerson West's service centers are at Emeryville (CA), Commerce City (CO), Phoenix (AZ), Portland (OR), Renton (WA), Spokane (WA), Salt Lake City (UT) and Vernon (CA). Ryerson Tull Coil Processing's facilities are located in Chicago (IL), Knoxville (TN), Marshalltown (IA), Plymouth (MN) and New Hope (MN) with office space at Franklin (OH).

   All of Ryerson's operating facilities are held in fee with the exception of the facilities at Bettendorf (IA) (long-term lease) Buffalo Grove (IL) (short-term lease), Chicago (IL) (short-term lease), Easton (PA) (long-term lease), Fairless Hills (PA) (long-term lease), Franklin (OH) (long term lease), Holland (MI) (long-term lease), Knoxville (TN) (long term lease), Long Island City (NY) (short-term lease), a satellite facility at Omaha (NE) (long-term lease), Pinellas Park (FL) (long term lease), Plymouth (MN) (long term lease), a portion of the property at St. Louis (MO) (long-term lease), Salt Lake City
(UT) (short-term lease), Schofield (WI) (short-term lease) and Wheeling (IL) (long-term lease). Ryerson has short-term leases for former operating facilities at Carol Stream (IL) and Carrolton (TX). The facility at Carol Stream (IL) is subleased. Ryerson's properties are adequate to serve its present and anticipated needs.

 J. M. Tull Metals Company, Inc.

   Tull maintains service centers at, Baton Rouge (LA), Birmingham (AL), Charlotte (NC) (three facilities), Columbia (SC), Greensboro (NC), Greenville
(SC), Jacksonville (FL) (two facilities), Lawrenceville (GA), Miami (FL), New Orleans (LA), Pounding Mill (VA), Richmond (VA), Tampa (FL), Youngsville (NC) and Norcross (GA), where its headquarters is located. All of Tull's operating facilities are held in fee, with the exception of the facilities at Columbia
(SC) (long-term lease), Charlotte (NC) (short-term lease), Jacksonville (FL) (short-term lease), Lawrenceville (GA) (long term lease), Tampa (FL) (long term lease) and Youngsville (NC) (short term lease). Tull also leases former operating facilities in Tampa (FL) and Alabaster (AL). AFCO Metals, Inc., a wholly owned subsidiary of Tull, operates service centers at Fort Smith (AR), Jackson (MS), Little Rock (AR), Oklahoma City (OK), Shreveport (LA), West Memphis (AR) and Wichita (KS). AFCO's headquarters are located at Norcross
(GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a long-term lease. Tull's properties are adequate to serve its present and anticipated needs.

 Washington Specialty Metals, Inc.

   Washington Specialty Metals, Inc., a wholly-owned, indirect Canadian subsidiary of Ryerson Tull, has two facilities in Canada. It leases the facility at Vaudreuil (Que.) (long-term lease) and a facility at Brampton (Ont.) is held in fee. The properties of Washington Specialty Metals, Inc. are adequate to serve its present and anticipated needs.

 Ryerson de Mexico

   Ryerson de Mexico, S.A. de C.V., a joint venture in which the Company owns a 50% interest, owns eight general line metals service centers and processing centers in Mexico. Ryerson de Mexico's properties are adequate to serve its present and anticipated needs.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   Not applicable.

                        EXECUTIVE OFFICERS OF REGISTRANT

   Officers are elected by the Board of Directors of Ryerson Tull to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the Annual Meeting of Stockholders. All executive officers of Ryerson Tull, with the exception of Glenn J. Decker, Joyce E. Mims and Darell R. Zerbe, have been employed by the Company or an affiliate of the Company throughout the past five years.

   Set forth below are the executive officers of Ryerson Tull as of March 1, 2000, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below.

 Name, Age and Present         Positions and Offices Held During the Past Five
 Position with Registrant                           Years
 ------------------------    --------------------------------------------------
 Neil S. Novich, 45          Mr. Novich has been Chairman, President and Chief
  Chairman, President and    Executive Officer and a director of Ryerson Tull
  Chief Executive Officer    since February 1999. He served as President, Chief
                             Executive Officer, Chief Operating Officer and a
                             director of Pre-merger Ryerson Tull from June 1994
                             to February 1999. He was a Senior Vice President
                             of Inland from January 1995 to May 1996. Prior to
                             joining Inland, he led the Distribution and
                             Logistics Practice at Bain & Company, an
                             international management consulting firm. Mr.
                             Novich is also a director of W.W. Grainger, Inc.
                             and MetalSite General Partner, LLC.

 Jay M. Gratz, 47            Mr. Gratz has been Executive Vice President and
  Executive Vice President   Chief Financial Officer of Ryerson Tull since
  and Chief Financial        February 1999. He was Vice President of Pre-merger
  Officer                    Ryerson Tull from September 1994 to February 1999
                             and was Chief Financial Officer of Pre-merger
                             Ryerson Tull from April 1996 to February 1999. He
                             was Vice President and Chief Financial Officer of
                             Inland from May 1996 to December 1998.

 Gary J. Niederpruem, 48     Mr. Niederpruem has been Executive Vice President
  Executive Vice President   of Ryerson Tull since February 1999. He was
                             President of Ryerson Central, a unit of Ryerson,
                             from April 1998 until February 1999. He was
                             President of Ryerson East, a unit of Ryerson, from
                             January 1993 to March 1998.

 Thomas S. Cygan, 55         Mr. Cygan has been President of Ryerson West, a
  President--Ryerson West    unit of Ryerson, since November 1994. He served as
                             General Manager of Ryerson Central's Kansas City
                             plant from May 1981 to November 1994.

 Glenn J. Decker, 42         Mr. Decker has been President of Ryerson Tull Coil
  President--Ryerson         Processing, a unit of Ryerson, since October 1999.
  Tull Coil Processing       He was President of Phelps Dodge High Performance
                             Conductors, a subsidiary of Phelps Dodge
                             Corporation, a mining and manufacturing firm, from
                             May 1995 to August 1999; and Vice President,
                             Planning and Administration of Colombian Chemicals
                             Company, a subsidiary of Phelps Dodge Corporation,
                             from August 1993 to May 1995.

 Name, Age and Present              Positions and Offices Held During the Past
 Position with Registrant                           Five Years
 ------------------------         ---------------------------------------------
 James M. Delaney, 42             Mr. Delaney has been President of Ryerson
  President--Ryerson Central      Central, a unit of Ryerson, since February
                                  1999. He was Vice President and General
                                  Manager of Ryerson Central, a unit of
                                  Ryerson, from April 1997 until January 1999.
                                  He was Vice President and General Manager of
                                  Ryerson East, a unit of Ryerson, from January
                                  1993 until April 1997.

 Stephen E. Makarewicz, 53        Mr. Makarewicz has been President, Chief
  President--Tull                 Executive Officer and Chief Operating Officer
                                  of Tull since October 1994. Mr. Makarewicz
                                  was Vice President and General Manager of
                                  Ryerson Central's Chicago plant from April
                                  1992 to October 1994.

 James J. Reinert, 50             Mr. Reinert has been President of Ryerson
  President--Ryerson East         East, a unit of Ryerson, since April 1998. He
                                  was Vice President and General Manager of
                                  Ryerson Central's Chicago plant from October
                                  1994 until March 1998 and Vice President of
                                  Operations, Ryerson Central from 1992 until
                                  October 1994.

 William Korda, 52                Mr. Korda has been Vice President--Human
  Vice President--Human Resources Resources of Ryerson Tull since February
                                  1999. He served as Vice President--Human
                                  Resources of Pre-merger Ryerson Tull from
                                  October 1993 to February 1999. He served as
                                  Pre-merger Ryerson Tull's Manager of Human
                                  Resources from August 1992 to October 1993.

 Joyce E. Mims, 57                Ms. Mims has been Vice President, General
  Vice President,                 Counsel and Secretary of Ryerson Tull since
  General Counsel and             June 1999. She was Senior Vice President and
  Secretary                       General Counsel of Ancilla Systems
                                  Incorporated, a multi-hospital health care
                                  system from 1995 through 1997. She was Vice
                                  President and Assistant General Counsel of
                                  Bayer Corporation from 1992 to 1995.

 Darell R. Zerbe, 57              Mr. Zerbe has been Vice President--
  Vice President                  Information Technology and Chief Information
  --Information Technology        Officer of Ryerson Tull since February 1999.
                                  He served as Vice President--Information
                                  Technology and Chief Information Officer of
                                  Pre-merger Ryerson Tull from February 1996 to
                                  February 1999. He served as Senior Vice
                                  President, Management Information Systems,
                                  for Venture Stores, Inc. from 1988 to
                                  February 1996.

 Lily L. May, 50                  Ms. May has been Controller of Ryerson Tull
  Controller                      since February 1999. She was Controller of
                                  Pre-merger Ryerson Tull from May 1996 to
                                  February 1999. She was Vice President--
                                  Finance and Purchasing and Controller of
                                  Inland Steel Company from January 1995
                                  through May 1996. Prior to that, she was
                                  Director of Purchases and Energy of the
                                  Inland Steel Flat Products Company division
                                  of Inland Steel Company from November 1993 to
                                  January 1995.

 Terence R. Rogers, 40            Mr. Rogers has been Treasurer of Ryerson Tull
  Treasurer                       since February 1999. He served as Treasurer
                                  of Pre-merger Ryerson Tull from September
                                  1998 to February 1999 and as Director--
                                  Pension & Risk Management of Inland from
                                  December 1994 to September 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   The Common Stock of Ryerson Tull is listed and traded on the New York Stock Exchange. As of March 20, 2000, the number of holders of record of Common Stock of Ryerson Tull was 11,328.

   The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

   The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Five-Year Summary of Selected Financial Data and Operating Results--Continuing Operations" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION.

   The information called for by this Item 7 is set forth in "Management's Discussion of Operations and Financial Condition" section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and is hereby incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has only limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company's cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt and the portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $264 million at December 31, 1999 and $282 million at December 31, 1998, as compared with the carrying value of $259 million and $257 million at year-end 1999 and 1998, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements of the Company called for by this
Item 8, together with the report thereon of the independent accountants dated February 14, 2000, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and is incorporated by reference herein. The financial statement schedule listed under Item 14(a)2 of this Annual Report on Form 10-K, together with the report thereon of the independent accountants dated February 14, 2000, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

   Consolidated quarterly sales, earnings and per share Common Stock information for 1998 and 1999 are set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information called for by this Item 10 with respect to directors of Ryerson Tull is set forth under the caption "Election of Directors" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2000, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson Tull is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

   The information called for by this Item 11 is set forth under the caption "Executive Compensation" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2000, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson Tull's common stock is set forth under the caption "Additional Information Relating to Voting Securities" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2000, and is hereby incorporated by reference herein.

   (b) The information called for by this Item 12 with respect to the security ownership of directors and of management is set forth under the caption "Security Ownership of Directors and Management" in Ryerson Tull's definitive Proxy Statement, which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2000, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information called for by this Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2000, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Documents Filed as a Part of This Report.

  1. Consolidated Financial Statements of the Company. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

       Report of Independent Accountants dated February 14, 2000.

       Statement of Accounting and Financial Policies.

       Consolidated Statements of Income and Reinvested Earnings for the three years ended December 31, 1999.

       Consolidated Statement of Cash Flows for the three years ended December 31, 1999.

       Consolidated Balance Sheet at December 31, 1999 and 1998.

       Consolidated Statement of Comprehensive Income for the three years ended December 31, 1999.

       Schedules to Consolidated Financial Statements: Property, Plant and Equipment; Long-Term Debt.

       Notes to Consolidated Financial Statements.

       Report of Independent Accountants on Financial Statement Schedule dated February 14, 2000. (Included on page 15 of this Annual Report)

       Consent of Independent Accountants. (Included on page 15 of this Annual Report)

       Schedule II--Reserves for the three years ended December 31, 1999, 1998 and 1997. (Included on page 16 of this Annual Report)

  2. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

   (b) Reports on Form 8-K.

   On October 5, 1999, the Company filed a Current Report on Form 8-K, as amended on October 21, 1999, announcing that the Board of Directors approved an amendment to the Rights Agreement, as amended and restated as of December 10, 1998, between Ryerson Tull and Harris Trust and Savings Bank, as Rights Agent. This amendment, among other things, reduces the threshold beneficial ownership level of common stock which triggers distribution and exercisability of the rights issued pursuant to the Rights Agreement from 20% to 10%. Also, the Board of Directors approved an amendment to its By-laws to change the advance notice period required for shareholder proposals and nominations for election of directors to not less than 90 days nor more than 120 days.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
 of Ryerson Tull, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 14, 2000 appearing on page 16 of the 1999 Annual Report to Stockholders of Ryerson Tull, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 14, 2000

                      CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-59783), Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902), Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-1329), Registration Statement on Form S-8 (No. 33-32504), Registration Statement on Form S-3 (No. 33-59161) and Registration Statement on Form S-3 (No. 33-62897) of Inland Steel Industries, Inc. (or, for registrations prior to 1986, Inland Steel Company) and Registration Statement on Form S-8 (No. 333-06977), Registration Statement on Form S-8 (No. 333-06989), Registration Statement on Form S-3 (No. 333-59009) and Registration Statement on Form S-8 (No. 333-78429) of Ryerson Tull, Inc. of our report dated February 14, 2000 appearing on page 16 of the 1999 Annual Report to Stockholders of Ryerson Tull, Inc., which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears above.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
March 22, 2000

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                             SCHEDULE II--RESERVES
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Millions)

                                           Provisions for Allowances
                                   --------------------------------------------
                                   Balance at Additions Deductions   Balance at
                                   Beginning   Charged     from        End of
Years Ended December 31,            of Year   to Income  Reserves       Year
------------------------           ---------- --------- ----------   ----------
1999..............................   $ 6.9      $4.2      $ (3.4)(A)   $ 7.2
                                                            (0.5)(B)
1998..............................   $23.5      $3.7      $ (3.1)(A)   $ 6.9
                                                            (1.9)(B)
                                                           (15.3)(C)
1997..............................   $22.5      $7.1      $ (1.3)(A)   $23.5
                                                          $ (4.8)(B)

   NOTES:
  (A) Bad debts written off during the year
  (B) Allowances granted during the year
  (C) To eliminate reserve from discontinued operation

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ryerson Tull, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RYERSON TULL, INC.

                                                  /s/ Neil S. Novich
                                          By: _________________________________
                                                      Neil S. Novich
                                               Chairman, President and Chief
                                                     Executive Officer

Date: March 23, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Neil S. Novich               Chairman, President and      March 23, 2000
____________________________________  Chief Executive Officer and
           Neil S. Novich                 Director (Principal
                                          Executive Officer)

        /s/ Jay M. Gratz             Executive Vice President and    March 23, 2000
____________________________________    Chief Financial Officer
            Jay M. Gratz                 (Principal Financial
                                               Officer)

        /s/ Lily L. May                       Controller             March 23, 2000
____________________________________     (Principal Accounting
            Lily L. May                        Officer)


         Jameson A. Baxter                     Director


          Richard G. Cline                     Director

         Gary L. Crittenden                    Director

                                                                         /s/ Jay M. Gratz
         James A. Henderson                    Director              By: ___________________
                                                                             Jay M. Gratz
                                                                           Attorney-in-fact

       Gregory P. Josefowicz                   Director              March 23, 2000


         Jerry K. Pearlman                     Director

         Ronald L. Thompson                    Director

                                 EXHIBIT INDEX

      Exhibit
      Number                           Description
      -------                          -----------
      3.1      Copy of Certificate of Incorporation, as amended, of
               Ryerson Tull. (Filed as Exhibit 3.(i) to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995 (File No. 1-9117), and incorporated by reference
               herein.)
      3.2      By-Laws, as amended.......................................
      4.1      Certificate of Designations, Preferences and Rights of
               Series A $2.40 Cumulative Convertible Preferred Stock of
               Ryerson Tull. (Filed as part of Exhibit B to the
               definitive Proxy Statement of Inland Steel Company dated
               March 21, 1986 that was furnished to stockholders in
               connection with the annual meeting held April 23, 1986
               (File No. 1-2438), and incorporated by reference herein.)
      4.2      Certificate of Designation, Preferences and Rights of
               Series D Junior Participating Preferred Stock of Ryerson
               Tull. (Filed as Exhibit 4-D to the Company's Annual Report
               on Form 10-K for the fiscal year ended December 31, 1987
               (File No. 1-9117), and incorporated by reference herein.)
      4.3      Rights Agreement, dated as of November 25, 1997, as
               amended and restated as of September 22, 1999, between the
               Ryerson Tull and Harris Trust and Savings Bank, as Rights
               Agent. (Filed as Exhibit 4.1 to the Company's amended
               Registration Statement on Form 8-A/A-2 filed on October 6,
               1999 (File No. 1-9117), and incorporated by reference
               herein.)
      4.4      Indenture, dated as of July 1, 1996, between Pre-merger
               Ryerson Tull and The Bank of New York. (Filed as Exhibit
               4.1 to Pre-merger Ryerson Tull's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1996 (File No.
               1-11767), and incorporated by reference herein.)
      4.5      First Supplemental Indenture, dated as of February 25,
               1999, between the Ryerson Tull and The Bank of New York.
               (Filed as Exhibit 4.5 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1998 (File No.
               1-9117), and incorporated by reference herein.)
      4.6      Specimen of 8 1/2% Notes due July 15, 2001. (Filed as
               Exhibit 4.6 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-9117),
               and incorporated by reference herein.)
      4.7      Specimen of 9 1/8% Notes due July 15, 2006. (Filed as
               Exhibit 4.7 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-9117),
               and incorporated by reference herein.)
               [The registrant hereby agrees to provide a copy of any
               other agreement relating to long-term debt at the request
               of the Commission.]
     10.1*     Ryerson Tull Annual Incentive Plan. (Filed as Exhibit 10.2
               to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No.
               1-11767), and incorporated by reference herein.)
     10.2*     Ryerson Tull 1999 Incentive Stock Plan, as amended. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1999 (File No.
               1-11767), and incorporated by reference herein.)
     10.3*     Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.D to Pre-merger Ryerson Tull Annual Report
               on Form 10-K for the year ended December 31, 1997 (File
               No. 1-9117), and incorporated by reference herein.)
     10.4*     Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997 (File No.
               1-9117), and incorporated by reference herein.)
     10.5*     Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1995 (File No.
               1-9117), and incorporated by reference herein.)

      Exhibit
      Number                           Description
      -------                          -----------
     10.6*     Ryerson Tull 1988 Incentive Stock Plan, as amended. (Filed as Exhibit 10.B to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1995 (File No. 1-
               9117), and incorporated by reference herein.)
     10.7*     Ryerson Tull Supplemental Retirement Plan for Covered
               Employees, as amended. (Filed as Exhibit 10.1 to Pre-
               merger Ryerson Tull's Form 10-Q for the quarter ended
               September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
     10.8*     Ryerson Tull Nonqualified Savings Plan, effective January
               1, 1998. (Filed as Exhibit 10.S.(2) to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997 (File No. 1-9117), and incorporated by
               reference herein.)
     10.9*     Outside Directors Accident Insurance Policy. (Filed as
               Exhibit 10.12 to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1999 (File No. 1-
               9117), and incorporated by reference herein.)
     10.10*    Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as
               Exhibit 10.19 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-9117),
               and incorporated by reference herein.)
     10.11*    Ryerson Tull Directors' Compensation Plan, as amended.
               (Filed as Exhibit 10.20 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1998 (File No.
               1-9117), and incorporated by reference herein.)
     10.12*    Form of Severance Agreement, dated January 28, 1998,
               between the Company and each of the four executive
               officers of the Company identified on the exhibit relating to terms and conditions of termination of employment
               following a change in control of the Company. (Filed as
               Exhibit 10.R to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1997 (File No. 1-
               9117), and incorporated by reference herein.)
     10.13*    Amendment dated November 6, 1998 to the Severance
               Agreement dated January 28, 1998 referred to in Exhibit
               10.21 above between the Company and Jay M. Gratz. (Filed
               as Exhibit 10.23 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1998 (File No. 1-
               9117), and incorporated by reference herein.)
     10.14*    Amendment dated February 19, 1999 to the Severance
               Agreement dated January 28, 1998 referred to in Exhibit
               10.21 above between the Company and George A. Ranney, Jr.
               (Filed as Exhibit 10.24 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1998 (File No.
               1-9117), and incorporated by reference herein.)
     10.15*    Form of Change in Control Agreement between the Company
               and the parties listed on the schedule thereto. (Filed as
               Exhibit 10.25 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-9117),
               and incorporated by reference herein.)
     10.16*    Form of Change in Control Agreement between the Company
               and the party listed on the schedule thereto. (Filed as
               Exhibit 10.26 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998 (File No. 1-9117),
               and is incorporated by reference herein.)
     10.17*    Employment Agreement dated September 1, 1999 between the
               Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 1999 (File No. 1-9117), and
               incorporated by reference herein.)
     10.18*    Employment Agreement dated September 1, 1999 between the
               Company and Gary J. Niederpruem. (Filed as Exhibit 10.23
               to the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999 (File No. 1-9117), and
               incorporated by reference herein.)
     10.19*    Employment Agreement dated December 1, 1999 between the
               Company and Neil S. Novich................................
     10.20*    Confidentiality and Non-Competition Agreement between the
               Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24
               to the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999 (File No. 1-9117), and
               incorporated by reference herein.)

      Exhibit
      Number                           Description
      -------                          -----------
     10.21*    Employment Agreement dated as of August 18, 1995 between
               the Company and George A. Ranney, Jr. (Filed as Exhibit
               10.X to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
     10.22*    Letter of Retainer dated as of November 16, 1999 between
               the Company, George A. Ranney, Jr. and Mayer, Brown &
               Platt.....................................................
     13        Information incorporated by reference from Annual Report
               to Stockholders for the fiscal year ended December 31,
               1999......................................................
     21        List of Certain Subsidiaries of the Registrant............
     23        Consent of Independent Accountants appearing on page 15 of the Annual Report on Form 10-K.
     24        Powers of Attorney........................................
     27        Financial Data Schedule...................................

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.