Form 10-Q
period 2000-03-31
RYERSON TULL INC /DE/
filed 2000-05-11
CIK 790528

                                                            First Quarter - 2000



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 2000

                                      or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
         For the transition period from __________ to ________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__      No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,773,618 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 4, 2000.

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


                           Dollars in Millions (except per share data)
                           -------------------------------------------
                                         Three Months Ended
                                               March 31
                                          -----------------
                                           2000       1999
                                          ------     ------
NET SALES                                 $786.3     $691.4
 Cost of materials sold                    620.3      533.8
                                          ------     ------

GROSS PROFIT                               166.0      157.6

 Operating expenses                        130.6      123.3
 Depreciation and amortization               8.4        8.8
 Plant closure costs                         4.5          -
 Pension curtailment gain                   (4.4)         -
                                          ------     ------

OPERATING PROFIT                            26.9       25.5

Other revenue and expense,
 including interest income                   0.1        0.4
Interest and other expense
 on debt                                    (6.2)      (6.3)
                                          ------     ------

INCOME BEFORE INCOME TAXES                  20.8       19.6

PROVISION FOR INCOME TAXES                   9.8        9.1
                                          ------     ------

INCOME BEFORE MINORITY INTEREST             11.0       10.5

MINORITY INTEREST                              -        0.7
                                          ------     ------

NET INCOME                                $ 11.0     $  9.8
                                          ======     ======

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

================================================================================

                                     Dollars in Millions (except per share data)
                                     -------------------------------------------
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                   2000        1999
                                                  ------      ------
EARNINGS PER SHARE
  OF COMMON STOCK
-------------------

Basic                                             $  0.44      $  0.42
                                                  =======      =======


Diluted                                           $  0.44      $  0.42
                                                  =======      =======




STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME                                        $  11.0      $   9.8
                                                  -------      -------

OTHER COMPREHENSIVE INCOME:

 Foreign currency translation adjustments            (0.6)        (0.3)
 Minimum pension liability adjustment,
     net of tax of $9.5                                 -         14.1
                                                  -------      -------

COMPREHENSIVE INCOME                              $  10.4      $  23.6
                                                  =======      =======





OPERATING DATA
----------------

 SHIPMENTS (Tons in Thousands)                      914.5        819.1


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
               Consolidated Statement of Cash Flows (Unaudited)

================================================================================

                                                           Dollars in Millions
                                                           -------------------
                                                           Three Months Ended
                                                                March 31
                                                           -------------------
                                                            2000         1999
                                                           ------       ------
OPERATING ACTIVITIES
  Net income                                               $ 11.0       $  9.8
                                                           ------       ------
Adjustments to reconcile net income to net
 cash used for operating activities:
  Depreciation and amortization                               8.4          8.8
  Deferred employee benefit cost                             (4.1)        (1.2)
  Deferred income taxes                                       1.8         (0.5)
  Change in assets and liabilities,
   excluding effects of acquisitions:
       Receivables                                          (87.2)       (38.0)
       Inventories                                          (29.7)         9.8
       Other assets                                          (0.7)         2.1
       Accounts payable                                      68.0         (2.2)
       Accrued liabilities                                  (11.0)       (11.8)
  Other deferred items                                        1.3          1.3
                                                           ------       ------
  Net adjustments                                           (53.2)       (31.7)
                                                           ------       ------

      Net cash used for operating activities                (42.2)       (21.9)
                                                           ------       ------

INVESTING ACTIVITIES
  Acquisitions (Note 2)                                         -        (67.9)
  Capital expenditures                                       (5.3)        (5.6)
  Proceeds from sales of assets                               2.0          0.3
                                                           ------       ------

      Net cash used for investing activities                 (3.3)       (73.2)
                                                           ------       ------

FINANCING ACTIVITIES
  Debt retirement                                            (7.0)           -
  Short-term borrowing                                       38.0         40.0
  Dividends paid                                             (1.3)        (1.3)
                                                           ------       ------

      Net cash provided from financing activities            29.7         38.7
                                                           ------       ------


Net decrease in cash and cash equivalents                   (15.8)       (56.4)
Cash and cash equivalents - beginning of year                39.5         99.6
                                                           ------       ------

Cash and cash equivalents - end of period                  $ 23.7       $ 43.2
                                                           ======       ======

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                               $ 11.3       $ 11.1
    Income taxes, net                                           -          0.7


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

                    Consolidated Balance Sheet (Unaudited)
================================================================================

                                                                      Dollars in Millions
                                                             --------------------------------------
ASSETS                                                         March 31, 2000     December 31, 1999
------                                                       -------------------  -----------------
                                                                  (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                                          $   23.7            $   39.5
    Receivables less provision for allowances, claims and
      doubtful accounts of $7.6 and $7.2, respectively                    395.1               307.9
    Inventories - principally at LIFO                                     572.4               542.7
                                                                       --------            --------

       Total current assets                                               991.2               890.1

  INVESTMENTS AND ADVANCES                                                 27.8                30.0

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                  $580.2                $579.0
    Less accumulated depreciation                             310.6       269.6     305.8     273.2
                                                             ------               -------

 DEFERRED INCOME TAXES                                                     54.1                56.4

 PREPAID PENSION COSTS                                                     24.3                19.7

 EXCESS OF COST OVER NET ASSETS ACQUIRED                                  106.6               108.0

 OTHER ASSETS                                                              10.5                 9.8
                                                                       --------            --------

       Total Assets                                                    $1,484.1            $1,387.2
                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                                                   $  269.2            $  201.2
    Accrued liabilities                                                    66.8                78.4
    Short-term borrowing                                                   38.0                  -
                                                                       --------            --------

       Total current liabilities                                          374.0               279.6

  LONG-TERM DEBT                                                          251.6               258.8

  DEFERRED EMPLOYEE BENEFITS AND OTHER                                    151.5               151.0
                                                                       --------            --------

       Total liabilities                                                  777.1               689.4

  COMMITMENTS & CONTINGENCIES                                                -                   -

  STOCKHOLDERS' EQUITY (Schedule A)                                       707.0               697.8
                                                                       --------            --------

    Total Liabilities and Stockholders' Equity                         $1,484.1            $1,387.2
                                                                       ========            ========

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================



NOTE 1/FINANCIAL STATEMENTS

     Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2/ACQUISITION

     On January 31, 1999, the Company completed the acquisition of Washington Specialty Metals Corporation, an eight-location metals service center specializing in value-added stainless steel. The Company purchased all of the outstanding stock of Washington Specialty Metals for approximately $70 million. The acquisition has been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Goodwill arising from the acquisition will be amortized using the straight-line method over 25 years.

NOTE 3/MERGER

     On February 25, 1999, the Company and the pre-merger Ryerson Tull, Inc. ("RT") merged and each share of RT Class A common stock was converted into 0.61 share of Company common stock. Upon consummation of the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. The merger has been accounted for as a purchase for financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of RT in proportion to the 13% minority interest were recorded at their fair values at the effective time of the merger.

NOTE 4/EARNINGS PER SHARE

                                                           Dollars and Shares
                                                               In Millions
                                                         (except per share data)
                                                         -----------------------
                                                            Three Months Ended
                                                                 March 31
                                                         -----------------------
                                                           2000           1999
                                                           ----           ----
Basic earnings per share
------------------------

Net income                                                $11.0          $ 9.8
Less preferred stock dividends                               .1             -
                                                          -----          -----
Net income available to common stockholders               $10.9          $ 9.8
                                                          =====          =====

Average shares of common stock outstanding                 24.8           23.0
                                                          =====          =====

Basic earnings per share                                  $ .44          $ .42
                                                          =====          =====

Diluted earnings per share
--------------------------

Net income available to stockholders                      $10.9          $ 9.8
                                                          =====          =====

Average shares of common stock outstanding                 24.8           23.0
Dilutive effect of stock options                             -              .1
                                                          -----          -----
Shares outstanding for diluted earnings per
  share calculation                                        24.8           23.1
                                                          =====          =====

Diluted earnings per share                                $ .44          $ .42
                                                          =====          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of First Quarter 2000 to First Quarter 1999
------------------------------------------------------------------------------

For the first quarter of 2000, the Company reported consolidated net income of $11.0 million, or 44 cents per diluted share as compared with $9.8 million, or 42 cents per diluted share in the year-ago quarter. Included in the first quarter 2000 results was a pre-tax charge of $4.5 million for costs associated with the closure of facilities in Minneapolis, Minnesota and Long Island City, New York, primarily for severance and asset write-offs. Additionally, the Company recorded a $0.8 million pretax charge to write down the investment in the Ryerson de Mexico joint venture as a result of the announced sale of such interest to the joint venture partner, Altos Hornos de Mexico S.A. de C.V. Offsetting these charges was a $4.4 million pre-tax pension curtailment gain reflecting changes in the retirement benefit structure at a subsidiary. This change makes retirement benefits for salaried employees consistent across all subsidiaries.

Sales for the first quarter of 2000 increased 14 percent to $786.3 million from the same period a year ago. Volume increased 12 percent while average selling price increased 2 percent.

Despite the improvement in the average selling price, gross profit per ton declined to $182 in the first quarter of 2000 from $192 in the year-ago quarter due to the Company's inability to pass along fully the increase in material costs to customers. Gross profit margin declined from 22.8% a year ago to 21.1% in the first quarter. However, productivity gains and continued expense control helped offset most of the loss in gross profit margins. Expenses, defined as operating expenses plus depreciation and amortization, were reduced to $152 per ton in the first quarter of 2000 from $161 per ton in the first quarter of 1999. As a result, operating profit per ton for the first quarter of 2000 was $30 per ton, compared to $31 per ton a year ago.

For the quarter, operating profit increased 5.3 percent from the year ago period, from $25.5 million to $26.9 million.

Liquidity and Financing
-----------------------

The Company had cash and cash equivalents at March 31, 2000 of $23.7 million compared to $39.5 million at December 31, 1999. At March 31, 2000, the Company had outstanding short-term borrowings of $38 million under the Company's lines of credit.

On February 1, 2000, the Company redeemed the $7 million outstanding principal amount of the Port of Portland Variable Rate Industrial Revenue Refunding Bonds ("IRB") due November 1, 2007 at par value. The Company also cancelled the $7 million letter of credit supporting this IRB.

The Company has a committed bank revolving credit facility of $250 million that extends until September 5, 2002. The revolving credit agreement contains covenants that, among other things, limit the amount of dividends and stock repurchases and restrict the amount of additional debt. The maximum amount of dividend payments or share repurchases that could have been made as of March 31, 2000, was $118 million. During the first quarter of 2000, two uncommitted and unsecured lines of credit totaling $20 million were established.

The indenture under which $250 million of debt was issued in 1996 ("RT Notes") contains covenants limiting, among other things, the creation of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sale of assets. In addition, the RT Notes restrict the payment of dividends, although to a lesser extent than the bank credit facility described above. Effective with the merger of RT and the Company on February 26, 1999, the Company assumed the RT Notes.

ISC Sale Contingencies
----------------------

The Agreement and Plan of Merger among Ispat International, N.V. ("Ispat"), Inland Merger Sub, Inc., Inland Steel Industries, Inc. (now named Ryerson Tull, Inc.), and Inland Steel Company (now named Ispat Inland, Inc.) dated May 27, 1998, as amended (the "Merger Agreement") provides that the Company indemnify Ispat for specified losses and expenses. As previously disclosed, by letter dated May 11, 1999, Ispat advised the Company of its involvement in a civil lawsuit and federal criminal grand jury proceeding in Louisiana and notified the Company of its intention to seek indemnification from the Company in connection with the Louisiana proceedings. See "Management's Discussion of Operations and Financial Condition - ISC Sale Contingencies," incorporated by reference under
Item 7 of the Company's Annual Report on Form 10-K for 1999.

In letters dated March 31, 2000, Ispat notified the Company that Ispat was asserting claims against the Company under the Merger Agreement related to certain pension liabilities, insurance premiums, property taxes, environmental matters, intellectual property and the Louisiana proceedings. Ispat also stated that it does not consider the Company's liability with respect to the Louisiana proceedings to be limited by the $90 million cap on indemnification for breaches of representations and warranties in the Merger Agreement but intends to pursue all other remedies, both under the Merger Agreement and otherwise, if its losses in that matter were to exceed $90 million. In its Annual Report on Form 10-K for 1999 dated March 30, 2000, Ispat disclosed that it had agreed to extend the statute of limitations for the filing of any criminal charges against it in the Louisiana proceedings through September 30, 2000. Ispat also again stated that if a potential claim by the U.S. Attorney were successfully proven with respect to the Louisiana proceedings and the damages asserted were established, it would be material to Ispat Inland's financial position and results of operations, but that it was unable at the present stage of these proceedings to determine the extent of its potential liability, if any, and whether the Louisiana proceedings could materially affect its financial condition or results of operations. The Company is unable to determine at this time whether the foregoing would affect its financial condition or results of operations.


                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings.

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

On July 20, 1999, the Company commenced a tender offer to repurchase a portion of its outstanding shares. On August 5, 1999, Greenway Partners, L.P. and related parties ("Greenway") filed suit in the Delaware Chancery Court seeking to enjoin the Company from consummating the tender offer. Greenway alleged that given the number of shares of Common Stock that it owned, the size of the tender offer and the terms of the Company's rights agreement, Greenway was coerced into tendering its shares of Common Stock in the tender offer or risk being declared an "adverse person" by the Company's Board of Directors, triggering the separation of the rights under the Company's rights agreement. The court denied Greenway's request for a temporary restraining order, and Greenway tendered all of its Common Stock into the offer. Greenway reserved its rights to seek appropriate remedies, including rescission of the purchase of its approximately
2.9 million shares of Common Stock or damages. The suit was dismissed in March 2000.

On September 23, 1999, the Company issued a press release stating that it had offered to acquire all of the outstanding publicly held shares of its then majority-owned subsidiary, then named Ryerson Tull, Inc. ("Pre-merger Ryerson Tull") Class A common stock in a merger transaction, pursuant to which the Pre-merger Ryerson Tull stockholders (other than the Company and its subsidiaries) would receive 0.54 of a share of Common Stock for each share of Pre-merger Ryerson Tull Class A common stock (the "Proposal").

After the September 23, 1999 public announcement of the Proposal, three lawsuits were filed by certain Pre-merger Ryerson Tull stockholders in the Delaware Court of Chancery against the Company, Pre-merger Ryerson Tull and certain directors of the Company and Pre-merger Ryerson Tull. These lawsuits were purported class actions on behalf of all Pre-merger Ryerson Tull stockholders and alleged that the Proposal was unfair and inadequate because, among other things, the intrinsic value of the Pre-merger Ryerson Tull Class A common stock was allegedly materially in excess of the Proposal's exchange ratio. The lawsuits also alleged that the Company breached its duty of loyalty to Pre-merger Ryerson Tull stockholders by using its control of Pre-merger Ryerson Tull to seek to force Pre-merger Ryerson Tull stockholders to exchange their equity interest in Pre-merger Ryerson Tull for unfair consideration. The lawsuits sought to enjoin consummation of the Proposal or, in the alternative, request rescission and monetary damages. The lawsuits were dismissed without prejudice by the Court of Chancery in March 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Company held its annual meeting on April 27, 2000.

          (b)  See the response to Item 4(c) below.

          (c) The election of eight nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

                      NOMINEE           AFFIRMATIVE VOTES        VOTES WITHHELD
                      -------           -----------------        --------------

               Jameson A. Baxter            17,109,284              5,372,295
               Richard G. Cline             17,109,580              5,371,999
               Gary L. Crittenden           17,111,574              5,370,005
               James A. Henderson           17,107,781              5,373,798
               Gregory P. Josefowicz        17,105,800              5,375,779
               Neil S. Novich               17,108,313              5,373,266
               Jerry K. Pearlman            17,104,725              5,376,854
               Ronald L. Thompson           17,110,267              5,371,312

               There were no matters voted upon at the meeting to which broker non-votes applied.

          (d)  Not applicable.



Item 6.   Exhibits and Report on Form 8-K

          (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

          (b)  Reports on Form 8-K.

               On April 14, 2000, the Company filed a Current Report on Form 8-K, reporting, under Item 5--Other Events, that Ispat Inland Inc. notified the Company by letter dated March 31, 2000 that it was asserting claims against the Company under the Merger Agreement among Ispat, Inland Merger Sub, Inc., the Company (f/k/a Inland Steel Industries, Inc.) and Inland Steel Company (now named Ispat Inland, Inc.) dated May 27, 1998 as amended (the "Merger Agreement") as related to certain pension liabilities, insurance premiums, property taxes, environmental matters, intellectual property and the civil lawsuit filed against Ispat in Baton Rouge, Louisiana. Ispat also stated that it does not consider the Company's liability with respect to the Louisiana proceedings to be limited by the $90 million cap on indemnification for breaches of representations and warranties in the Merger Agreement but intends to pursue all other remedies, both under the Merger Agreement and otherwise, if its losses in that matter were to exceed $90 million.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RYERSON TULL, INC.



                                       By  Lily L. May
                                           --------------------
                                           Lily L. May
                                           Controller and
                                           Principal Accounting Officer


Date:  May 11, 2000

                                                            Part I -- Schedule A


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES


                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                 Dollars in Millions
                                                                 -------------------
                                                         March 31, 2000      December 31, 1999
                                                      -------------------   ------------------
                                                           (unaudited)

STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
    - 81,124 shares and 78,099 shares issued
      and outstanding as of March 31, 2000 and
      December 31, 1999, respectively                            $   0.1              $   0.1

  Common stock ($1 par value)
    - 50,556,350 shares issued
      as of March 31, 2000 and December 31, 1999                    50.6                 50.6

  Capital in excess of par value                                   863.3                863.3

  Retained earnings
    Balance beginning of year                          $541.8               $491.2

    Net income                                           11.0                 55.7

    Dividends
    Series A preferred stock -
      $ .60 per share in 2000 and
      $2.40 per share in 1999                            (0.1)                (0.2)
   Common Stock -
      $ .05 per share in 2000 and
      $ .20 per share in 1999                            (1.2)     551.5      (4.9)     541.8
                                                        ------             --------

   Restricted stock awards                                          (0.3)                (0.4)

   Treasury stock, at cost
     - 25,786,429 as of March 31, 2000 and
       25,782,759 as of December 31, 1999                         (754.7)              (754.7)

   Accumulated other comprehensive income                           (3.5)                (2.9)
                                                                  -------              -------

     Total Stockholders' Equity                                   $ 707.0             $ 697.8
                                                                  =======             =======

                                 EXHIBIT INDEX

Exhibit
Number                               Description
-------   ----------------------------------------------------------------------
 3.1      Copy of Certificate of Incorporation, as amended, of Ryerson Tull.
          (Filed as Exhibit 3.(i) to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
 3.2      By-Laws, as amended. (Filed as Exhibit 3.2 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1999 (File No.
          1-9117), and incorporated by reference herein.)
 4.1      Certificate of Designations, Preferences and Rights of Series A $2.40
          Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
 4.2      Certificate of Designation, Preferences and Rights of Series D Junior
          Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D
          to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
 4.3      Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between Ryerson Tull and Harris
          Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to the
          Company's amended Registration Statement on form 8-A/A-2 filed on
          October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)
 4.4      Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson
          Tull's Quarterly Report on 1996 (File No. 1-11767), and incorporated by reference herein.)
 4.5      First Supplemental Indenture, dated as of February 25, 1999, between
          Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to
          the Company's Annual Report on Form 10-K for the year ended December
          31, 1998 (File No. 1-9117), and incorporated by reference herein.)
 4.6      Specimen of 8-1/2% Notes due July 15, 2001. (Filed as Exhibit 4.6 to
          the Company's Annual Report on Form 10-K for the year ended December
          31, 1998 (File No. 1-9117), and incorporated by reference herein.)
 4.7      Specimen of 9-1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to
          the Company's Annual Report on Form 10-K for the year ended December
          31, 1998 (File No. 1-9117), and incorporated by reference herein.)
          [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
10.1*     Ryerson Tull Annual Incentive Plan. (Filed as Exhibit 10.2 to Pre-
          merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.2*     Ryerson Tull 1999 Incentive Stock Plan, as amended. (Filed as Exhibit
          10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. (File No. 9117), and incorporated by reference herein.)
10.3*     Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit
          10.14 to Pre-merger Ryerson Tull Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.4*     Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as Exhibit
          10.E to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.5*     Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit
          10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                                    Description
-------   ----------------------------------------------------------------------
10.6*     Ryerson Tull 1988 Incentive Stock Plan, as amended. (Filed as Exhibit
          10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.7*     Ryerson Tull Supplemental Retirement Plan for Covered Employees, as
          amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson Tull's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.8*     Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998
          (Filed as Exhibit 10.S.(2) to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.9*     Outside Directors Accident Insurance Policy. (Filed as Exhibit 10.12
          to the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.10*    Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as Exhibit
          10.19 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.11*    Ryerson Tull Directors' Compensation Plan, as amended. (Filed as
          Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.12*    Form of Severance Agreement, dated January 28, 1998, between the
          Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the
          Company. (Filed as Exhibit 10.R to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.13*    Amendment dated November 6, 1998 to the Severance Agreement dated
          January 28, 1998 referred to in Exhibit 10.21 above between the
          Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1998 (File
          No. 1-9117), and incorporated by reference herein.)
10.14*    Amendment dated February 19, 1999 to the Severance Agreement dated
          January 28, 1998 referred to in Exhibit 10.21 above between the
          Company and George A. Ranney, Jr. (Filed as Exhibit 10.24 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1998 (File No. 1-9117), and incorporated by reference herein.)
10.15*    Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1998 (File No. 1-9117), and incorporated by reference herein.)
10.16*    Form of Change in Control Agreement between the Company and the party listed on the schedule thereto. (Filed as Exhibit 10.26 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1998 (File No. 1-9117), and is incorporated by reference herein.)
10.17*    Employment Agreement dated September 1, 1999 between the Company and
          Jay M. Gratz. (Filed as Exhibit 10.22 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999 (File No.
          1-9117), and incorporated by reference herein.)
10.18*    Employment Agreement dated September 1, 1999 between the Company and
          Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
          (File No. 1-9117), and incorporated by reference herein.)
10.19*    Employment Agreement dated December 1, 1999 between the Company and
          Neil S. Novich. (Filed as Exhibit 10.19 to the Company's Annual Report
          on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.20*    Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24
          to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                            Description
-------   ---------------------------------------------------------------------
10.21*    Employment Agreement dated as of August 18, 1995 between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.X to the Company's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1997
          (File No. 1-9117), and incorporated by reference herein.)
10.22*    Letter of Retainer dated as of November 16, 1999 between the Company,
          George A. Ranney, Jr. and Mayer, Brown & Platt. (Filed as Exhibit
          10.22 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)
27        Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.