Form 10-Q
period 2000-06-30
RYERSON TULL INC /DE/
filed 2000-08-11
CIK 790528

                                                           Second Quarter - 2000


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended June 30, 2000

                                      or

           [_]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________


                             --------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,774,001 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 7, 2000.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                         Item 1. Financial Statements
                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)

===============================================================================================
                                                Dollars in Millions (except per share data)
                                                -------------------------------------------
                                               Three Months Ended           Six Months Ended
                                                    June 30                     June 30
                                            ------------------------     ----------------------
                                             2000            1999          2000          1999
                                            ------          ------       --------      --------
NET SALES                                   $760.8          $708.1       $1,547.1      $1,399.5

  Cost of materials sold                     610.9           543.1        1,231.2       1,076.9
                                            ------          ------       --------      --------

GROSS PROFIT                                 149.9           165.0          315.9         322.6

  Operating expenses                         128.1           126.0          258.7         249.3
  Depreciation and amortization                8.3             9.1           16.7          17.9
  Restructuring and plant closure costs       23.3             3.6           27.8           3.6
  Pension curtailment gain                       -               -           (4.4)            -
                                            ------          ------       --------      --------

OPERATING PROFIT (LOSS)                       (9.8)           26.3           17.1          51.8

Other revenue and expense, including
  interest income                                -             0.2            0.1           0.6
Interest and other expense on debt            (6.9)           (6.9)         (13.1)        (13.2)
                                            ------          ------       --------      --------

INCOME (LOSS) BEFORE INCOME TAXES            (16.7)           19.6            4.1          39.2

PROVISION FOR INCOME TAXES                    (3.1) Cr.        9.3            6.7          18.4
                                            ------          ------       --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST                   (13.6)           10.3           (2.6)         20.8

MINORITY INTEREST                                -               -              -           0.7
                                            ------          ------       --------      --------

INCOME (LOSS) FROM CONTINUING OPERATIONS     (13.6)           10.3           (2.6)         20.1

DISCONTINUED OPERATIONS -
  INLAND STEEL COMPANY
    Gain on Sale                                 -            17.3              -          17.3
                                            ------          ------       --------      --------

NET INCOME (LOSS)                           $(13.6)         $ 27.6       $   (2.6)     $   37.4
                                            ======          ======       ========      ========

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)
===============================================================================

                                              Dollars in Millions (except per share data)
                                              -------------------------------------------
                                              Three Months Ended         Six Months Ended
                                                   June 30                   June 30
                                              ------------------         ----------------
                                                2000      1999            2000      1999
                                              --------  --------         -------  -------
EARNINGS PER SHARE OF COMMON STOCK

Basic:
  Income (loss) from continuing operations    $(0.55)     $0.41          $(0.11)     $0.83
  Inland Steel Company - gain on sale              -       0.69               -       0.72
                                              ------      -----          ------      -----
  Net Income (Loss)                           $(0.55)     $1.10          $(0.11)     $1.55

Diluted:
  Income (loss) from continuing operations    $(0.55)     $0.41          $(0.11)     $0.83
  Inland Steel Company - gain on sale              -       0.69               -       0.72
                                              ------      -----          ------      -----
  Net Income (Loss)                           $(0.55)     $1.10          $(0.11)     $1.55


STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)                             $(13.6)     $27.6          $(2.6)     $37.4
                                              ------      -----          -----      -----

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustments      (0.5)      0.6           (1.1)       0.3
  Minimum pension liability adjustment,
     net of tax of $9.5                           -         -              -        14.1
                                              ------      -----          -----     -----

COMPREHENSIVE INCOME (LOSS)                   $(14.1)     $28.2          $(3.7)    $51.8
                                              ======      =====          =====     =====




OPERATING DATA

  SHIPMENTS (Tons in Thousands)               880.1       860.3        1,794.6   1,679.4

                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
               Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                            Dollars in Millions
                                                            -------------------
                                                              Six Months Ended
                                                                   June 30
                                                            -------------------
                                                             2000         1999
                                                            ------       ------
OPERATING ACTIVITIES
  Net income (loss)                                         $ (2.6)      $ 37.4
                                                            ------       ------
Adjustments to reconcile net income to net
  cash (used for) provided from operating activities:
  Depreciation and amortization                               16.7         17.9
  Deferred employee benefit cost                              (4.7)         0.9
  Deferred income taxes                                       (0.3)         9.0
  Restructuring and plant closure costs                       27.8            -
  Gain from the sale of Inland Steel Company                     -        (17.3)
  Change in assets and liabilities, excluding effects
  of acquisitions:
    Receivables                                              (73.9)       (27.4)
    Inventories                                              (96.6)        22.6
    Other assets                                               0.2          2.5
    Accounts payable                                          79.5        (10.2)
    Accrued liabilities                                      (19.5)       (20.4)
 Other deferred items                                          1.7          0.7
                                                            ------       ------
 Net adjustments                                             (69.1)       (21.7)
                                                            ------       ------

   Net cash (used for) provided from operating activities    (71.7)        15.7
                                                            ------       ------

INVESTING ACTIVITIES
  Acquisitions (Note 2)                                          -        (66.0)
  Capital expenditures                                       (16.6)       (16.3)
  Proceeds from sales of assets                                2.4          0.3
                                                            ------       ------

    Net cash used for investing activities                   (14.2)       (82.0)
                                                            ------       ------

FINANCING ACTIVITIES
  Debt retirement                                            (11.8)           -
  Short-term borrowing                                        83.6          5.0
  Dividends paid                                              (2.6)        (2.6)
                                                            ------       ------

    Net cash provided from financing activities               69.2          2.4
                                                            ------       ------

Net decrease in cash and cash equivalents                    (16.7)       (63.9)
Cash and cash equivalents - beginning of year                 39.5         99.6
                                                            ------       ------

Cash and cash equivalents - end of period                   $ 22.8       $ 35.7
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                $ 12.7       $ 11.7
    Income taxes, net                                          7.1         13.4

                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

                    Consolidated Balance Sheet (Unaudited)
================================================================================

                                                                                       Dollars in Millions
                                                                          ------------------------------------------------
ASSETS                                                                        June 30, 2000            December 31, 1999
------                                                                    --------------------       ---------------------
                                                                                (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                                                         $   22.8                    $   39.5
    Receivables less provision for allowances, claims and
      doubtful accounts of $8.0 and $7.2, respectively                                   381.7                       307.9
    Inventories - principally at LIFO                                                    639.3                       542.7
    Deferred income taxes                                                                  2.8                           -
                                                                                      --------                    --------
          Total current assets                                                         1,046.6                       890.1

  INVESTMENTS AND ADVANCES                                                                24.5                        30.0

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                               $590.4                     $579.0
    Less accumulated depreciation                                          317.5         272.9        305.8          273.2
                                                                          ------                     ------
  DEFERRED INCOME TAXES                                                                   50.7                        56.4

  PREPAID PENSION COSTS                                                                   23.3                        19.7

  EXCESS OF COST OVER NET ASSETS ACQUIRED                                                 98.9                       108.0

  OTHER ASSETS                                                                             9.7                         9.8
                                                                                      --------                    --------
          Total Assets                                                                $1,526.6                    $1,387.2
                                                                                      ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                                                                  $  280.7                    $  201.2
    Accrued liabilities                                                                   71.8                        78.4
    Short-term borrowing                                                                  83.6                           -
                                                                                      --------                    --------
          Total current liabilities                                                      436.1                       279.6

  LONG-TERM DEBT                                                                         246.6                       258.8

  DEFERRED EMPLOYEE BENEFITS AND OTHER                                                   152.1                       151.0
                                                                                      --------                    --------
          Total liabilities                                                              834.8                       689.4

  COMMITMENTS & CONTINGENCIES                                                                -                           -

  STOCKHOLDERS' EQUITY (Schedule A)                                                      691.8                       697.8
                                                                                      --------                    --------
          Total Liabilities and Stockholders' Equity                                  $1,526.6                    $1,387.2
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

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================



NOTE 1/FINANCIAL STATEMENTS

  Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2/ACQUISITION

  On February 1, 1999, the Company completed the acquisition of Washington Specialty Metals Corporation, an eight-location metals service center specializing in value-added stainless steel. The Company purchased all of the outstanding stock of Washington Specialty Metals for approximately $66 million. The acquisition has been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Goodwill arising from the acquisition will be amortized using the straight-line method over 25 years.

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

NOTE 4/EARNINGS PER SHARE

                                                               Dollars and Shares
                                                                   In Millions
                                                             (except per share data)
                                                     ---------------------------------------
                                                     Three Months Ended     Six Months Ended
                                                           June 30               June 30
                                                     -------------------    ----------------
                                                       2000        1999      2000      1999
                                                     -------      ------    ------     -----
Basic earnings per share
------------------------

Income (loss) from continuing operations              $(13.6)      $10.3     $(2.6)    $20.1
Less preferred stock dividends                             -          .1        .1        .1
                                                      ------       -----     -----     -----
Income (loss) from continuing operations
  available to common stockholders                     (13.6)       10.2      (2.7)     20.0
Inland Steel Company - gain on sale                        -        17.3         -      17.3
                                                      ------       -----     -----     -----
Net income (loss) available to common stockholders    $(13.6)      $27.5     $(2.7)    $37.3
                                                      ======       =====     =====     =====

Average shares of common stock outstanding              24.8        25.0      24.8      24.0
                                                      ======       =====     =====     =====

Basic earnings per share
  From continuing operations                          $ (.55)      $ .41     $(.11)    $ .83
  Inland Steel Company - gain on sale                      -         .69         -       .72
                                                      ------       -----     -----     -----
  Net income (loss)                                   $ (.55)      $1.10     $(.11)    $1.55
                                                      ======       =====     =====     =====

Diluted earnings per share
--------------------------

Net income (loss) available to common stockholders    $(13.6)      $27.5     $(2.7)    $37.3
                                                      ======       =====     =====     =====

Average shares of common stock outstanding              24.8        25.0      24.8      24.0
Dilutive effect of stock options                           -          .1         -        .1
                                                      ------       -----     -----     -----
Shares outstanding for diluted
  earnings per share calculation                        24.8        25.1      24.8      24.1
                                                      ======       =====     =====     =====

Diluted earnings (loss) per share
  From continuing operations                          $ (.55)      $ .41     $(.11)    $ .83
  Inland Steel Company - gain on sale                      -         .69         -       .72
                                                      ------       -----     -----     -----
  Net income (loss)                                   $ (.55)      $1.10     $(.11)    $1.55
                                                      ======       =====     =====     =====

NOTE 5/RESTRUCTURING CHARGE

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge is the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Details of the restructuring charge, which includes severance for 319 employees, are as follows:

                                   Restructuring      Utilized       Balance at
(In millions)                          Charge        in Quarter    June 30, 2000
--------------------------------------------------------------------------------
Write-down of long-lived assets         $ 9.3           $ 9.3           $   -
Employee costs                            7.4             2.4             5.0
Tenancy costs and other                   6.6             0.1             6.5
--------------------------------------------------------------------------------
                                        $23.3           $11.8           $11.5

It is expected that the restructuring actions will be substantially completed by year-end 2000.



NOTE 6/TAXES

The effective tax rate has changed from the prior periods due to an increase in permanent tax differences arising from the restructuring charge and an increase in the proportion of permanent differences to pretax income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Second Quarter 2000 to Second Quarter 1999
--------------------------------------------------------------------------------

For the second quarter of 2000, the Company reported a consolidated net loss of $13.6 million, or 55 cents per diluted share as compared with net income of $27.6 million, or 41 cents per diluted share from continuing operations in the year-ago quarter. Included in the second quarter 2000 results was a pre-tax restructuring charge of $23.3 million, or 67 cents per share. Excluding this charge, the Company earned 12 cents per diluted share in the quarter.

Sales for the second quarter of 2000 increased 7.5 percent to $760.8 million from the same period a year ago. Volume increased 2.3 percent while average selling price increased 5 percent. Most of the increase in average selling price is attributable to surcharges on stainless product, which are directly passed through to the customers.

Gross profit per ton declined to $170 in the second quarter of 2000 from $192 in the year-ago quarter due to the Company's inability to pass along all of the increase in material costs to customers. Gross profit margin declined from 23.3% a year ago to 19.7% in the second quarter. However, productivity gains and continued expense control helped offset some of the loss in gross profit margins. Expenses, defined as operating expenses plus depreciation and amortization, were reduced to $155 per ton in the second quarter of 2000 from $157 per ton in the second quarter of 1999.

The Company is undergoing a restructuring to optimize facility use and improve efficiencies. The $23.3 million restructuring charge consists of severance for 319 employees and asset write-offs resulting from closing or downsizing businesses and centralizing certain functions.

Excluding the restructuring charge, the Company generated $13.6 million operating profit in the second quarter of 2000, compared to $26.3 million a year ago.

At the beginning of April 2000, the Company experienced a sudden weakness in sales volume driven by customers' need to adjust production schedules and inventories to more appropriate levels. Additionally, the rapid pace of metal price increases at the beginning of the quarter made it difficult to pass higher prices through to customers. The Company anticipates a continuing slowdown in the metal-using sector of the economy over the next few quarters.

Results of Operations - Comparison of First Six Months 2000 to First Six Months
-------------------------------------------------------------------------------
1999
----

For the first six months of 2000, the Company reported a consolidated net loss of $2.6 million, or 11 cents per diluted share. Net income in the year-ago period was $37.4 million, consisting of $20.1 million from continuing operations and $17.3 million from an adjustment to taxes for the gain on the sale of Inland Steel Company. Included in the 2000 results are restructuring and plant closure charges of $27.8 million and a $4.4 million pretax pension curtailment gain.

Net sales of $1.5 billion increased 10.5 percent from the first six months of 1999 as volume increased 7.0 percent and selling prices increased 3.5 percent.

Excluding the restructuring and plant closure costs in both periods and the pension curtailment gain, operating profit decreased 26.7 percent to $40.5 million from $55.4 million in the year-ago period.

Liquidity and Financing
-----------------------

The Company had cash and cash equivalents at June 30, 2000 of $22.8 million compared to $39.5 million at December 31, 1999. At June 30, 2000, the Company had outstanding short-term borrowings of $83.6 million under the Company's lines of credit. During the first six months of 2000, the Company's cash flow from operating activities was a negative $71.7 million primarily due to low earnings and a significant increase in working capital requirements.

On February 1, 2000, the Company redeemed the $7 million outstanding principal amount of the Port of Portland Variable Rate Industrial Revenue Refunding Bonds ("IRB") due November 1, 2007 at par value. The Company also cancelled the $7 million letter of credit supporting this IRB.

On June 21, 2000, the Company purchased and retired $4.8 million of the $150 million 8.5% Notes maturing on July 15, 2001.

The Company has a committed bank revolving credit facility of $250 million that extends until September 5, 2002. The revolving credit agreement contains covenants that, among other things, limit the amount of dividends and stock repurchases and restrict the amount of additional debt. The maximum amount of dividend payments or share repurchases that could have been made as of June 30, 2000, was $110 million. During the first quarter of 2000, two uncommitted and unsecured lines of credit totaling $20 million were established.

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

In its Quarterly Report on Form 10-Q for the Second Quarter 2000, dated
August 7, 2000, Ispat disclosed that it is investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. Ispat also stated that, in cooperation with the U.S Attorney and federal and state highway officials, Ispat has conducted field inspections and analysis of many of the coated culverts at issue and that Ispat is holding discussions with the U.S. Attorney and co-defendants. Ispat again stated that at this stage, it is unable to determine the outcome and resulting liability, if any, relating to this matter, and whether this matter could materially affect Ispat's financial position or results of operations. The Company is unable to determine at this time whether the foregoing would affect its financial condition or results of operations.

Risk Factors
------------

Business Risks: Certain statements in the foregoing are forward-looking statements and involve risks and uncertainties in the general economy and business conditions relating to metals-consuming industries, market demand for the Company's products, sales volume, pricing pressures and the Company's ability to pass through price increases to customers, the cost of purchased materials, the Company's ability to maintain market share, the Company's success in achieving economies of scale related to centralization of support functions, and market competition and cost factors, that could cause actual results to differ materially from the forward-looking statements.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Report on Form 8-K

         (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

         (b)  Reports on Form 8-K.

              On June 6, 2000, the Company filed a Current Report on Form 8-K, reporting, under Item 5--Other Events, that the Company planned to make significant organizational and business process changes. As a result of the restructuring, the Company expects to generate annualized cost savings of approximately $30 million per year once the restructuring is complete. The purpose of the restructuring is to create a more customer-focused organization, with greater speed and responsiveness, while enhancing overall efficiency, quality and service. Details of the restructuring are discussed in Item 2 of this Form 10-Q.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RYERSON TULL, INC.



                                          By   /s/ Lily L. May
                                            -----------------------------------
                                                   Lily L. May
                                                   Controller and
                                                   Principal Accounting Officer



Date:  August 11, 2000

                                                                   Part I -- Schedule A


                                    RYERSON TULL, INC.
                                 AND SUBSIDIARY COMPANIES

                              SUMMARY OF STOCKHOLDERS' EQUITY

========================================================================================
                                                          Dollars in Millions
                                                 ---------------------------------------
                                                    June 30, 2000      December 31, 1999
                                                 ------------------    -----------------
                                                 (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
   - 81,104  shares and 78,099 shares issued
     and outstanding as of June 30, 2000 and                $   0.1              $   0.1
     December 31, 1999, respectively

  Common stock ($1 par value)
   - 50,556,350 shares issued
     as of June 30, 2000 and December 31, 1999                 50.6                 50.6

  Capital in excess of par value                              863.2                863.3

  Retained earnings
   Balance beginning of year                     $541.8                $491.2

   Net income                                      (2.6)                 55.7

   Dividends
   Series A preferred stock -
    $1.20 per share in 2000 and
    $2.40 per share in 1999                        (0.1)                 (0.2)
   Common Stock -
    $ .10 per share in 2000 and
    $ .20 per share in 1999                        (2.5)      536.6      (4.9)     541.8
                                                 ------                ------

  Restricted stock awards                                      (0.3)                (0.4)

  Treasury stock, at cost
   - 25,782,172 as of June 30, 2000 and
     25,782,759 as of December 31, 1999                      (754.4)              (754.7)

  Accumulated other comprehensive income                       (4.0)                (2.9)
                                                            -------              -------

    Total Stockholders' Equity                              $ 691.8              $ 697.8
                                                            =======              =======


                                 EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------
  3.1       Copy of Certificate of Incorporation, as amended, of Ryerson Tull.
            (Filed as Exhibit 3.(i) to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
  3.2       By-Laws, as amended. (Filed as Exhibit 3.2 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1999
            (File No. 1-9117), and incorporated by reference herein.)
  4.1       Certificate of Designations, Preferences and Rights of Series A
            $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull.
            (Filed as part of Exhibit B to the definitive Proxy Statement of
            Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held
            April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
  4.2       Certificate of Designation, Preferences and Rights of Series D
            Junior Participating Preferred Stock of Ryerson Tull. (Filed as
            Exhibit 4-D to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
  4.3       Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between Ryerson Tull and Harris
            Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to
            the Company's amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)
  4.4       Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger
            Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
  4.5       First Supplemental Indenture, dated as of February 25, 1999, between
            Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to
            the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
  4.6       Specimen of 8-1/2% Notes due July 15, 2001. (Filed as Exhibit 4.6 to
            the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
  4.7       Specimen of 9-1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7
            to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
            [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the
            Commission.]
 10.1*      Ryerson Tull Annual Incentive Plan, as amended ....................
 10.2*      Ryerson Tull 1999 Incentive Stock Plan, as amended. (Filed as
            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
 10.3*      Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as
            Exhibit 10.14 to Pre-merger Ryerson Tull Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)
 10.4*      Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as
            Exhibit 10.E to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.5*      Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as
            Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
 Number                               Description
-------                               -----------
 10.6*   Ryerson Tull 1988 Incentive Stock Plan, as amended. (Filed as Exhibit
         10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.7*   Ryerson Tull Supplemental Retirement Plan for Covered Employees, as
         amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson Tull's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
 10.8*   Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998
         (Filed as Exhibit 10.S.(2) to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.9*   Outside Directors Accident Insurance Policy. (Filed as Exhibit 10.12 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1999 (File No. 1-9117), and incorporated by reference herein.)
 10.10*  Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as Exhibit 10.19
         to the Company's Annual Report on Form 10-K for the year ended December
         31, 1998 (File No. 1-9117), and incorporated by reference herein.)
 10.11*  Ryerson Tull Directors' Compensation Plan, as amended. (Filed as
         Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
 10.12*  Form of Severance Agreement, dated January 28, 1998, between the
         Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company.
         (Filed as Exhibit 10.R to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.13*  Amendment dated November 6, 1998 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.21 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1998 (File No.
         1-9117), and incorporated by reference herein.)
 10.14*  Amendment dated June 30, 2000 to the Severance Agreement dated January
         28, 1998 referred to in Exhibit 10.21 between the Company and Jay M.
         Gratz .................................................................
 10.15*  Amendment dated February 19, 1999 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.21 above between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.24 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1998 (File
         No. 1-9117), and incorporated by reference herein.)
 10.16*  Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.25 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1998 (File No. 1-9117), and incorporated by reference herein.)
 10.17*  Form of Change in Control Agreement between the Company and the party listed on the schedule thereto. (Filed as Exhibit 10.26 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1998 (File No. 1-9117), and is incorporated by reference herein.)
 10.18*  Amended Schedule to Change in Control Agreement referred to in Exhibit
         10.16 .................................................................
 10.19*  Employment Agreement dated September 1, 1999 between the Company and
         Jay M. Gratz. (Filed as Exhibit 10.22 to the Company's Quarterly Report
         on Form 10-Q for the quarter ended September 30, 1999 (File No.
         1-9117), and incorporated by reference herein.)
 10.20*  Employment Agreement dated September 1, 1999 between the Company and
         Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999 (File No.
         1-9117), and incorporated by reference herein.)
 10.21*  Employment Agreement dated December 1, 1999 between the Company and
         Neil S. Novich. (Filed as Exhibit 10.19 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)
 10.22*  Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24
         to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------
 10.23*     Employment Agreement dated as of August 18, 1995 between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.X to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.24*     Letter of Retainer dated as of November 16, 1999 between the
            Company, George A. Ranney, Jr. and Mayer, Brown & Platt. (Filed as
            Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein. )
 10.25*     Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan................................................
 27         Financial Data Schedule............................................

-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.