Form 10-Q
period 2000-09-30
RYERSON TULL INC /DE/
filed 2000-11-14
CIK 790528

                                                            Third Quarter - 2000



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM   10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,772,681 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 7, 2000.

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


                                             Dollars in Millions (except per share data)
                                             -------------------------------------------
                                             Three Months Ended      Nine Months Ended
                                                September 30            September 30
                                             --------------------  ---------------------
                                                 2000      1999        2000        1999
                                                ------    ------    --------    --------

NET SALES                                       $695.6    $686.9    $2,242.7    $2,086.4

 Cost of materials sold                          559.8     530.0     1,791.0     1,606.9
                                                ------    ------    --------    --------

GROSS PROFIT                                     135.8     156.9       451.7       479.5

 Operating expenses                              123.6     126.0       382.3       375.3
 Depreciation and amortization                     8.3       8.2        25.0        26.1
 Restructuring and plant closure costs               -         -        27.8         3.6
 Pension curtailment gain                            -         -        (4.4)          -
                                                ------    ------    --------    --------

OPERATING PROFIT                                   3.9      22.7        21.0        74.5

Other revenue and expense, including
 interest income                                     -       0.2         0.1         0.8
Interest and other expense on debt                (8.4)     (5.2)      (21.5)      (18.4)
                                                ------    ------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                 (4.5)     17.7        (0.4)       56.9

PROVISION FOR INCOME TAXES                        (0.9)Cr.   8.1         5.8        26.5
                                                ------    ------    --------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST                         (3.6)      9.6        (6.2)       30.4

MINORITY INTEREST                                    -         -           -         0.7
                                                ------    ------    --------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS          (3.6)      9.6        (6.2)       29.7

DISCONTINUED OPERATIONS -
 INLAND STEEL COMPANY
     Gain on Sale                                    -         -           -        17.3
                                                ------    ------    --------    --------

NET INCOME (LOSS)                               $ (3.6)   $  9.6    $   (6.2)   $   47.0
                                                ======    ======    ========    ========


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)
================================================================================


                                             Dollars in Millions (except per share data)
                                             -------------------------------------------
                                             Three Months Ended        Nine Months Ended
                                                September 30             September 30
                                             ------------------        -----------------
                                               2000        1999         2000       1999
                                               ----        ----         ----       ----
EARNINGS PER SHARE
   OF COMMON STOCK
------------------

Basic:
 Income (loss) from continuing operations     $(0.15)     $0.38       $(0.26)     $1.22
 Inland Steel Company - gain on sale               -          -            -       0.71
                                              ------      -----       ------      -----
 Net Income (Loss)                            $(0.15)     $0.38       $(0.26)     $1.93

Diluted:
 Income (loss) from continuing operations     $(0.15)     $0.38       $(0.26)     $1.21
 Inland Steel Company - gain on sale               -          -            -       0.71
                                              ------      -----       ------      -----
 Net Income (Loss)                            $(0.15)     $0.38       $(0.26)     $1.92


STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME (LOSS)                             $ (3.6)     $ 9.6        $(6.2)     $47.0

OTHER COMPREHENSIVE INCOME (LOSS):

 Foreign currency translation adjustments       (0.3)         -         (1.4)       0.3
 Minimum pension liability adjustment,
     net of tax of $9.5                            -          -            -       14.1
                                              ------      -----       ------      -----

COMPREHENSIVE INCOME (LOSS)                   $ (3.9)     $ 9.6        $(7.6)     $61.4
                                              ======      =====       ======      =====





OPERATING DATA
----------------

 SHIPMENTS (Tons in Thousands)                 806.4      835.9      2,601.0    2,515.3

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
               Consolidated Statement of Cash Flows (Unaudited)

===============================================================================

                                                                          Dollars in Millions
                                                                          -------------------
                                                                           Nine Months Ended
                                                                              September 30
                                                                          -------------------
                                                                            2000        1999
                                                                            ----        ----
OPERATING ACTIVITIES
 Net income (loss)                                                         $  (6.2)    $ 47.0
                                                                           -------     ------
Adjustments to reconcile net income to net
 cash (used for) provided from operating activities:
 Depreciation and amortization                                                25.0       26.1
 Deferred employee benefit cost                                               (6.2)      (9.1)
 Deferred income taxes                                                        (1.1)      17.1
 Restructuring and plant closure costs                                        27.8          -
 Gain from the sale of Inland Steel Company                                      -      (17.3)
 Change in assets and liabilities, excluding effects of acquisitions:
          Receivables                                                        (63.6)     (42.8)
          Inventories                                                        (92.9)      31.9
          Other assets                                                         0.9        5.2
          Accounts payable                                                     2.7       (9.4)
          Accrued liabilities                                                (29.2)     (34.0)
 Other deferred items                                                          0.0       (1.0)
                                                                           -------     ------
 Net adjustments                                                            (136.6)     (33.3)
                                                                           -------     ------

   Net cash (used for) provided from operating activities                   (142.8)      13.7
                                                                           -------     ------

INVESTING ACTIVITIES
 Acquisitions (Note 2)                                                           -      (66.0)
 Capital expenditures                                                        (24.5)     (22.8)
 Proceeds from sales of assets                                                 3.1        4.8
                                                                           -------     ------

   Net cash used for investing activities                                    (21.4)     (84.0)
                                                                           -------     ------

FINANCING ACTIVITIES
 Debt retirement                                                             (14.8)         -
 Short-term borrowing                                                        161.1          -
 Dividends paid                                                               (3.9)      (3.8)
                                                                           -------     ------

   Net cash provided from (used for) financing activities                    142.4       (3.8)
                                                                           -------     ------

Net decrease in cash and cash equivalents                                    (21.8)     (74.1)
Cash and cash equivalents - beginning of year                                 39.5       99.6
                                                                           -------     ------

Cash and cash equivalents - end of period                                  $  17.7     $ 25.5
                                                                           =======     ======

SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
  Interest                                                                 $  26.1     $ 23.5
  Income taxes, net                                                            9.5       18.8

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                    Consolidated Balance Sheet (Unaudited)
===============================================================================

                                                          Dollars in Millions
                                              -------------------------------------------
ASSETS                                           September 30, 2000     December 31, 1999
------                                        -------------------------------------------
                                                   (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                              $   17.7              $   39.5
    Receivables less provision for allowances,
      claims and doubtful accounts of $9.1 and
      $7.2, respectively                                      371.5                 307.9
    Inventories - principally at LIFO                         635.6                 542.7
                                                           --------              --------

       Total current assets                                 1,024.8                 890.1

  INVESTMENTS AND ADVANCES                                     25.5                  30.0

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                   $597.3                    $579.0
    Less accumulated depreciation              324.0          273.3      305.8      273.2
                                              ------                    ------

  DEFERRED INCOME TAXES                                        55.6                  56.4

  PREPAID PENSION COSTS                                        23.5                  19.7

  EXCESS OF COST OVER NET ASSETS ACQUIRED                      97.6                 108.0

  OTHER ASSETS                                                  9.0                   9.8
                                                           --------              --------

       Total Assets                                        $1,509.3              $1,387.2
                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                                       $  203.9              $  201.2
    Accrued liabilities                                        63.4                  78.4
    Short-term borrowing                                      161.1                     -
    Long-term debt due within one year                        142.7                     -
                                                           --------              --------

       Total current liabilities                              571.1                 279.6

  LONG-TERM DEBT                                              100.7                 258.8

  DEFERRED EMPLOYEE BENEFITS AND OTHER                        150.9                 151.0
                                                           --------              --------

       Total liabilities                                      822.7                 689.4

  COMMITMENTS & CONTINGENCIES                                     -                     -

  STOCKHOLDERS' EQUITY (Schedule A)                           686.6                 697.8
                                                           --------              --------

       Total Liabilities and Stockholders' Equity          $1,509.3              $1,387.2
                                                           ========              ========

                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================



NOTE 1/FINANCIAL STATEMENTS

     Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3/MERGER

     On February 25, 1999, the Company and pre-merger Ryerson Tull, Inc. ("RT") merged and each share of RT Class A common stock was converted into 0.61 share of Company common stock. Upon consummation of the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. The merger has been accounted for as a purchase for financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of RT in proportion to the 13% minority interest were recorded at their fair values at the effective time of the merger.


NOTE 4/EARNINGS PER SHARE
                                                          Dollars and Shares
                                                              In Millions
                                                        (except per share data)
                                               ----------------------------------------
                                               Three Months Ended     Nine Months Ended
                                                  September 30          September 30
                                               -------------------  -------------------
                                                   2000      1999          2000     1999
                                                   ----      ----          ----     ----
Basic earnings per share
------------------------

Income from continuing operations                  $(3.6)    $ 9.6         $(6.2)   $29.7
Less preferred stock dividends                        .1         -            .2       .1
                                                   -----     -----         -----    -----
Income from continuing operations
 available to common stockholders                   (3.7)      9.6          (6.4)    29.6
Inland Steel Company - gain on sale                    -         -             -     17.3
                                                   -----     -----         -----    -----

Net income available to common stockholders        $(3.7)    $ 9.6         $(6.4)   $46.9
                                                   =====     =====         =====    =====

Average shares of common stock outstanding          24.8      25.0          24.8     24.3
                                                   =====     =====         =====    =====

Basic earnings per share
 From continuing operations                        $(.15)    $ .38         $(.26)   $1.22
 Inland Steel Company - gain on sale                   -         -             -      .71
                                                   -----     -----         -----    -----
 Net income                                        $(.15)    $ .38         $(.26)   $1.93
                                                   =====     =====         =====    =====

Diluted earnings per share
--------------------------

Net income available to common stockholders        $(3.7)    $ 9.6         $(6.4)   $46.9
                                                   =====     =====         =====    =====

Average shares of common stock outstanding          24.8      25.0          24.8     24.3
Dilutive effect of stock options                       -        .1             -       .1
                                                   -----     -----         -----    -----
Shares outstanding for diluted
 earnings per share calculation                     24.8      25.1          24.8     24.4
                                                   =====     =====         =====    =====

Diluted earnings per share
 From continuing operations                        $(.15)    $ .38         $(.26)   $1.21
 Inland Steel Company - gain on sale                   -         -             -      .71
                                                   -----     -----         -----    -----
 Net income                                        $(.15)    $ .38         $(.26)   $1.92
                                                   =====     =====         =====    =====


NOTE 5/RESTRUCTURING CHARGE

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge is the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge is severance for 319 employees. As of September 30, 2000, 122 employees have separated from the Company as a result of the restructuring initiative. Details of the restructuring charge are as follows:



                                   Restructuring                Balance at
(In millions)                         Charge      Utilized  September 30, 2000
------------------------------------------------------------------------------

Write-down of long-lived assets        $ 9.3       $ 9.3           $  -
Employee costs                           7.4         3.4            4.0
Tenancy costs and other                  6.6         1.1            5.5
------------------------------------------------------------------------------
                                       $23.3       $13.8           $9.5

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Third Quarter 2000 to Third Quarter 1999
------------------------------------------------------------------------------

For the third quarter of 2000, the Company reported a consolidated net loss of $3.6 million, or 15 cents per diluted share, as compared with net income of $9.6 million, or 38 cents per diluted share, from continuing operations in the year-ago quarter.

Third quarter 2000 net sales of $695.6 million were 1 percent higher than the comparable quarter a year ago. Volume decreased 4 percent while average selling price increased 5 percent. Most of the increase in average selling price is attributable to surcharges on stainless product, which are directly passed through to the customers.

Gross profit per ton declined to $169 in the third quarter of 2000 from $188 in the year-ago quarter due to the Company's inability to pass along all of the increase in material costs to customers. Gross profit margin declined from 22.8 percent a year ago to 19.5 percent in the third quarter. Expenses, defined as operating expenses plus depreciation and amortization, increased on a per ton basis to $164 per ton in the third quarter from $161 per ton a year ago due to lower volume.

Operating profit of $3.9 million was 83 percent lower than the $22.7 million operating profit recorded in the year ago quarter.

Interest expense of $8.4 million increased 62 percent from a year ago due to increased short-term borrowings, given the higher level of working capital this year.


Results of Operations - Comparison of First Nine Months 2000 to First Nine
--------------------------------------------------------------------------
Months 1999
-----------

For the first nine months of 2000, the Company reported a consolidated net loss of $6.2 million, or 26 cents per diluted share. Net income in the year-ago period was $47.0 million, consisting of $29.7 million from continuing operations and $17.3 million from an adjustment to taxes for the gain on the sale of Inland Steel Company. Included in the 2000 results are restructuring and plant closure charges of $27.8 million pretax and a $4.4 million pretax pension curtailment gain.

Net sales of $2.2 billion increased 7 percent from the first nine months of 1999 as volume increased 3 percent and selling prices increased 4 percent.

Excluding the restructuring and plant closure costs in both periods and the pension curtailment gain, operating profit decreased 43 percent to $44.4 million from $78.1 million in the year-ago period.

Interest expense of $21.5 million increased 17 percent from the first nine months of 1999 resulting from increased short-term borrowings this year.


Liquidity and Financing
------------------------

The Company had cash and cash equivalents at September 30, 2000 of $17.7 million, compared to $39.5 million at December 31, 1999. At September 30, 2000, the Company had outstanding short-term borrowings of $161.1 million under the Company's lines of credit. During the first nine months of 2000, the Company's cash flow from operating activities was a negative $142.8 million, primarily due to a significant increase in working capital.

On February 1, 2000, the Company redeemed the $7 million outstanding principal amount of the Port of Portland Variable Rate Industrial Revenue Refunding Bonds ("IRB") due November 1, 2007 at par value. The Company also cancelled the $7 million letter of credit supporting this IRB.

On June 21, 2000, the Company purchased and retired $4.8 million of the $150 million 8.5% Notes maturing on July 15, 2001. On August 28, 2000, the Company purchased and retired an additional $3.0 million of the $150 million 8.5% Notes maturing on July 15, 2001.

The Company has a committed bank revolving credit facility of $250 million that extends until September 5, 2002. The revolving credit agreement contains covenants that, among other things, limit the amount of dividends and stock repurchases and restrict the amount of additional debt. The maximum amount of dividend payments or share repurchases that could have been made as of September 30, 2000, was $107 million. During the first quarter of 2000, two uncommitted and unsecured lines of credit totaling $20 million were established.

The indenture under which $250 million of debt was issued in 1996 ("RT Notes") contains covenants limiting, among other things, the creation of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the RT Notes restrict the payment of dividends, although to a lesser extent than the bank credit facility described above. Effective with the merger of RT and the Company on February 26, 1999, the Company assumed the RT Notes.



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

In letters dated March 31, 2000, Ispat notified the Company that Ispat was asserting claims against the Company under the Merger Agreement related to certain pension liabilities, insurance premiums, property taxes, environmental matters, intellectual property and the Louisiana proceedings. Ispat also stated that it does not consider the Company's liability with respect to the Louisiana proceedings to be limited by the $90 million cap on indemnification for breaches of representations and warranties in the Merger Agreement but intends to pursue all other remedies, both under the Merger Agreement and otherwise, if its losses in that matter were to exceed $90 million. In its Annual Report on Form 10-K for 1999 dated March 30, 2000, Ispat disclosed that it had agreed to extend the statute of limitations for the filing of any criminal charges against it in the Louisiana proceedings through September 30, 2000; and disclosed in its Form 10-Q for the Third Quarter 2000 dated November , 2000 that such date was extended to December 30, 2000.

In its Quarterly Reports on Form 10-Q for the Second Quarter 2000, dated August 7, 2000, and for the Third Quarter 2000 dated November 7, 2000 Ispat disclosed that it is investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. Ispat also stated that, in cooperation with the U.S Attorney and federal and state highway officials, Ispat has conducted field inspections and analysis of many of the coated culverts at issue and that Ispat is holding discussions with the U.S. Attorney and co-defendants. Ispat again in its Form 10-Q for the Third Quarter 2000 dated November 7, 2000 stated that at this stage, it is unable to determine the outcome and resulting liability, if any, relating to this matter, and whether this matter could materially affect Ispat's financial position or results of operations. The Company is unable to determine at this time whether the foregoing would affect its financial condition or results of operations.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (b)  Reports on Form 8-K.

          On September 18, 2000, the Company filed a Current Report on Form 8-K, reporting under Item 5--Other Events, announcing, via a press release dated September 15, 2000, that it expects shipments and gross margins in the third quarter of 2000 to decline from second quarter levels due to continued slowdown in the metal-using sector of the economy and that price volatility in the metals industry has had a higher than expected negative impact on gross profit per ton.

                                   SIGNATURE
                                   ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RYERSON TULL, INC.



                                            By: /s/ Lily L. May
                                                -----------------
                                                Lily L. May
                                                Controller and
                                                Principal Accounting Officer



Date:  November 13, 2000

                                                            Part I -- Schedule A


                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES


                        SUMMARY OF STOCKHOLDERS' EQUITY

===============================================================================================================================
                                                                                                  Dollars in Millions
                                                                                                  -------------------
                                                                                       September 30, 2000      December 31, 1999
                                                                                      --------------------    -------------------
                                                                                           (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value) -
    81,091 shares and 78,099 shares issued
    and outstanding as of September 30, 2000                                                      $   0.1                $   0.1
    and December 31, 1999, respectively

  Common stock ($1 par value) -
    50,556,350 shares issued
    as of September 30, 2000 and December 31, 1999                                                   50.6                   50.6

  Capital in excess of par value                                                                    862.9                  863.3

  Retained earnings
    Balance beginning of year                                                         $541.8                  $491.2

   Net income                                                                           (6.2)                   55.7

   Dividends
   Series A preferred stock -
     $1.80 per share in 2000 and
     $2.40 per share in 1999                                                            (0.2)                   (0.2)
   Common Stock -
     $.15 per share in 2000 and
     $.20 per share in 1999                                                             (3.7)       531.7       (4.9)      541.8
                                                                                      ------                 -------

  Restricted stock awards                                                                            (0.2)                  (0.4)

  Treasury stock, at cost -
     25,783,749 as of September 30, 2000 and
     25,782,759 as of December 31, 1999                                                            (754.2)                (754.7)

  Accumulated other comprehensive income                                                             (4.3)                  (2.9)
                                                                                                  -------                -------
    Total Stockholders' Equity                                                                    $ 686.6                $ 697.8
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

      10.1*        Ryerson Tull Annual Incentive Plan, as amended (Filed as
                   Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

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

Exhibit
Number                              Description
-------                             -----------
 10.6*  Ryerson Tull 1988 Incentive Stock Plan, as amended. (Filed as Exhibit
        10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.7*  Ryerson Tull Supplemental Retirement Plan for Covered Employees, as
        amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson Tull's Form 10-Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)
 10.8*  Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998 (Filed as Exhibit 10.S.(2) to the Company's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.9*  Outside Directors Accident Insurance Policy. (Filed as Exhibit 10.12 to
        the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.10*  Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as Exhibit 10.19
        to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.11*  Ryerson Tull Directors' Compensation Plan, as amended. (Filed as Exhibit
        10.20 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.12*  Form of Severance Agreement, dated January 28, 1998, between the Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as Exhibit 10.R to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.13*  Amendment dated November 6, 1998 to the Severance Agreement dated
        January 28, 1998 referred to in Exhibit 10.21 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company's Annual Report
        on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.14*  Amendment dated June 30, 2000 to the Severance Agreement dated January
        28, 1998 referred to in Exhibit 10.21 between the Company and Jay M.
        Gratz (Filed as Exhibit 10.14 to the Company's Quarterly Report on Form
        10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)
10.15*  Amendment dated February 19, 1999 to the Severance Agreement dated
        January 28, 1998 referred to in Exhibit 10.21 above between the Company and George A. Ranney, Jr. (Filed as Exhibit 10.24 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1998 (File
        No. 1-9117), and incorporated by reference herein.)
10.16*  Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.25 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1998 (File
        No. 1-9117), and incorporated by reference herein.)
10.17*  Form of Change in Control Agreement between the Company and the party listed on the schedule thereto. (Filed as Exhibit 10.26 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1998 (File
        No. 1-9117), and is incorporated by reference herein.)
10.18*  Amended Schedule to Change in Control Agreement referred to in Exhibit
        10.16 (Filed as Exhibit 10.18 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)
10.19*  Employment Agreement dated September 1, 1999 between the Company and
        Jay M. Gratz. (Filed as Exhibit 10.22 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1999 (File No.
        1-9117), and incorporated by reference herein.)
10.20*  Employment Agreement dated September 1, 1999 between the Company and
        Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1999 (File
        No. 1-9117), and incorporated by reference herein.)
10.21*  Employment Agreement dated December 1, 1999 between the Company and Neil
        S. Novich. (Filed as Exhibit 10.19 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

Exhibit
Number                                Description
-------                               -----------
10.22*  Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.23*  Employment Agreement dated as of August 18, 1995 between the Company and
        George A. Ranney, Jr. (Filed as Exhibit 10.X to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1997 (File
        No. 1-9117), and incorporated by reference herein.)
10.24*  Letter of Retainer dated as of November 16, 1999 between the Company,
        George A. Ranney, Jr. and Mayer, Brown & Platt. (Filed as Exhibit 10.22
        to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.25*  Employment Agreement dated as of May 29, 2000 between the Company and
        Thomas S. Cygan (Filed as Exhibit 10.25 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 2000 (File No.
        1-9117), and incorporated by reference herein.)
27      Financial Data Schedule.................................................

------------
 . Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10