Form 10-K405
period 2000-12-31
RYERSON TULL INC /DE/
filed 2001-03-30
CIK 790528

                                                                           2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 20, 2001 the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $270,253,364.(/1/)

   The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of March 20, 2001 was 24,774,683.
--------
(1) Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts I and II of this Report on Form 10-K incorporate by reference certain information from the Annual Report to Stockholders for the fiscal year ended December 31, 2000. Part III of this Report on Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement which has been furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on April 18, 2001.

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

Operations

   The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson and Tull; in Canada through Ryerson Tull Canada, Inc., formerly known as Washington Specialty Metals, Inc.; in Mexico through Ryerson Industries de Mexico, S.A. de C.V.; in China through Shanghai Ryerson Limited; and in India through Tata Ryerson Limited; and is organized into four business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 2000 sales of $2.86 billion. It has a current U.S. market share of approximately 11%, based on its analysis of data prepared by the Steel Service Center Institute ("SSCI"). The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

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

   The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, the

Company believes that the industry is comprised of over 5,000 service center locations, operating throughout the U.S. in every state and servicing over 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. In general, competition is based on quality, service, price and geographic proximity. Based on the Company's analysis of SSCI data, the industry handled approximately 29.6 million tons, or approximately 26.5%, of the metals distributed in the United States in 2000.

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

   The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company's competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 through 2000 to remain competitive.

Products and Services

   The Company carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

   The following table shows the Company's percentage of sales revenue by major product lines for 1998, 1999 and 2000:

                                                               Percentage of
                                                               Sales Revenues
                                                               ----------------
      Product Line                                             1998  1999  2000
      ------------                                             ----  ----  ----
      Carbon flat rolled......................................  30%   32%   33%
      Stainless and aluminum..................................  25    29    29
      Fabrication and carbon plate............................  20    18    18
      Bars, tubing and structurals............................  20    17    16
      Other...................................................   5     4     4
                                                               ---   ---   ---
        Total................................................. 100%  100%  100%
                                                               ===   ===   ===

   More than one-half of the materials sold by the Company is processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called "scale," from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; leveling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company's operations or constitute a significant part of its operating costs and expenses.

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

Customer Base

   The Company's customer base is diverse, numbering over 45,000. No customer accounted for more than 5% of Company sales in 2000, and the top ten customers accounted for approximately 13% of its sales in 2000. The Company's customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company's percentage of sales revenue by class of customers for 1998, 1999 and 2000:

                                                               Percentage of
                                                               Sales Revenues
                                                               ----------------
      Class of Customer                                        1998  1999  2000
      -----------------                                        ----  ----  ----
      Machinery manufacturers.................................  35%   31%   30%
      Fabricated metals producers.............................  26    27    26
      Electrical machinery producers..........................  10    11    13
      Transportation equipment producers......................  10    10     9
      Construction-related purchasers.........................   4     5     5
      Wholesale distributors..................................   4     4     4
      Metals mills and foundries..............................   2     2     3
      Other...................................................   9    10    10
                                                               ---   ---   ---
        Total................................................. 100%  100%  100%
                                                               ===   ===   ===

   The Company's flat-rolled processing business unit, Ryerson Tull Coil Processing ("RTCP"), generally serves a customer base that differs from the Company's general line service center business. A large portion of RTCP's customers has supply contracts typically at fixed prices and from three months to one year in duration.

RTCP has a small number of arrangements with large customers that extend beyond one year. RTCP attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. RTCP's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension leveling, texturing or blanking. Many of RTCP's approximately 650 customers are in the transportation equipment, appliance, office furniture or cabinetry businesses.

Suppliers

   In 2000, the Company purchased approximately 3.5 million tons of materials from many suppliers throughout the world. The Company's top 25 suppliers accounted for approximately 60% of 2000 purchase dollars. The only supplier that accounted for 10% or more of the 2000 purchase dollars was Ispat Inland Inc. ("Ispat") which accounted for approximately 11.8% of purchase dollars.

   The Company purchases the majority of its inventories at prevailing market rates from strategic suppliers with which it has established relationships in order to obtain improvements in price, quality, service, delivery and performance. In order to minimize its financial exposure, the Company from time to time matches its long-term fixed-price sales contracts for specific customers with long-term fixed-price supply contracts. Because the Company uses many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are a number of other suppliers able to provide identical or similar products, the Company believes it will be able to meet its materials requirements for the foreseeable future. The Company believes it has good relationships with most of its suppliers.

Sales and Marketing

   Each of the Company's business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company's products. The Company's office and field sales staffs, which together consist of approximately 750 employees, include technical and metallurgical personnel. In addition, its technically oriented marketing departments develop advertising materials and maintain product expertise for each of the various types of materials sold and industries serviced by it.

Capital Expenditures

   In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2000, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $93.0 million.

                                                      Dollars in Millions
                                               ---------------------------------
                                                         Retirements Net Capital
                                               Additions  or Sales    Additions
                                               --------- ----------- -----------
      2000....................................   34.7       11.5        23.2
      1999....................................   31.6       20.1        11.5
      1998....................................   40.1       30.2         9.9
      1997....................................   41.3       12.0        29.3
      1996....................................   25.1        6.0        19.1

   NOTE: The above does not include capital expenditures related to discontinued operations.

   The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $30 million to $40 million for 2001, which it expects will be funded from cash generated by operations.

Employees

   As of December 31, 2000, the Company employed approximately 4,500 persons, of which approximately 2,200 were salaried employees and approximately 2,300 were hourly employees. Approximately 62% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters. The Company's relationship with the various unions generally has been good and over the last five years, there have been no work stoppages. The Company is currently negotiating with the Joint Teamsters and Steelworkers Unions regarding a first contract covering approximately 800 employees at four locations in Chicago that previously were not unionized. During 2001, contracts covering approximately 100 employees at four facilities will expire. During 2002, contracts covering approximately 66 employees at four facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 2003, and agreements with the Teamsters expire on various dates during the period August 31, 2001 through October 31, 2004. While management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts or negotiations of the first contract in Chicago, no assurances can be given that labor disruptions will not occur or that any of these contracts will be extended prior to their expiration.

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

Corporate Restructuring

   On June 6, 2000, the Company announced plans to make significant organizational and business process changes. Following the reorganization, there are 13 geographic divisions. Purchasing services have been centralized under a chief procurement officer. Human resources, credit and accounting have also been centralized. As part of the reorganization, AFCO Metals, Inc., a wholly owned subsidiary of Tull, was merged with and into Tull on December 31, 2000.

 Ryerson Tull International

   In 2000, the Company formed Ryerson Tull International, Inc. to hold the Company's Mexican and Canadian operations. Ownership of the Company's Canadian operations was transferred to Ryerson Tull International, Inc. and held by the Canadian holding company, 1336963 Ontario, Inc. Later, the Company organized RdM Holdings, Inc. and RCJV Holdings, Inc. to hold the various Mexican operations.

Foreign Operations

 Ryerson International

   In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to hold the Company's non-North American international operations, and it organized Ryerson International Trading, Inc. (formerly named Inland International Trading, Inc.) to sell products and services of the Company and its affiliates and purchase materials for them abroad. In 1995, Ryerson International Trading, Inc. organized I.M.F. Steel International Limited, a Hong Kong company (in which it and a subsidiary of MacSteel Holdings (Pte.), Ltd. (South Africa) each hold a 50% interest), to engage in the worldwide purchase and sale of steel and related products, principally on behalf of the Company.

 Ryerson Industries de Mexico

   The Company, through Ryerson Industries de Mexico, S.A. de C.V., owns a 50% interest in Centro de Servicio Placa y Lamina, S. A. de C.V., formerly known as Ryerson de Mexico, S.A. de C.V., a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel manufacturer in Mexico. Centro de Servicio Placa, which was formed in 1994, is a general line metals service center and processor with 8 facilities in Mexico. The impact of Ryerson de Mexico's operations on the Company's results of operations has not been material.

 Shanghai Ryerson Limited

   The Company owns a 49% interest in Shanghai Ryerson Limited, a joint venture with a unit of Baoshan Iron and Steel Corporation, an integrated steel manufacturer in China. Shanghai Ryerson Limited, which was formed in 1996, is a metals service center with a facility at Pudong, Shanghai, China. The impact of Shanghai Ryerson's operations on the Company's results of operations has not been material.

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

ITEM 2. PROPERTIES.

   As of January 1, 2001, the Company's facilities were:

 Joseph T. Ryerson & Son, Inc.

   Ryerson owns its regional business unit headquarters offices in Chicago
(IL) and Renton (WA) and leases office space in Westmont (IL). Ryerson North's service centers are at Bettendorf (IA), Buffalo (NY), Charlotte (NC), Chattanooga (TN), Chicago (IL) (three facilities), Cincinnati (OH), Cleveland
(OH), Dallas (TX), Des Moines (IA), Detroit (MI), Devens (MA), Easton (PA), Fairless Hills (PA), Holland (MI), Indianapolis (IN),

Kansas City (MO), Milwaukee (WI), Omaha (NE), Philadelphia (PA), Pittsburgh
(PA), Plymouth (MN), Pounding Mill (VA), Schofield (WI), St. Louis (MO), Tulsa
(OK) and Wheeling (IL) with office space at Buffalo Grove (IL). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Phoenix (AZ), Portland (OR), Renton (WA), Salt Lake City (UT), Spokane (WA) and Vernon (CA). Ryerson Tull Coil Processing's facilities are located in Chicago (IL), Knoxville (TN), Marshalltown (IA), New Hope (MN) and Plymouth (MN) with office space in Franklin (OH).

   All of Ryerson's operating facilities are held in fee with the exception of the facilities at Bettendorf (IA) (long-term lease) Buffalo Grove (IL) (long-term lease), one Chicago (IL) facility (long-term lease), Easton (PA) (long-term lease), Fairless Hills (PA) (long-term lease), Franklin (OH) (long-term lease), Holland (MI) (short-term lease), Knoxville (TN) (long-term lease), a satellite facility at Omaha (NE) (long-term lease), Plymouth (MN) (long-term lease), a portion of the property at St. Louis (MO) (short-term lease), Salt Lake City (UT) (long-term lease), Schofield (WI) (long-term lease) and Wheeling (IL) (long-term lease). Ryerson has a short-term lease for its former regional headquarters at West Chester (PA) and a short-term lease for the former operating facility at Long Island City (NY). Ryerson's properties are adequate to serve its present and anticipated needs.

 J. M. Tull Metals Company, Inc.

   Tull maintains service centers at Barnwell (SC), Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Charleston (SC), Columbia (SC), Fort Smith
(AR), Greensboro (NC), Greenville (SC), Jackson (MS), Jacksonville (FL) (two facilities), Lawrenceville (GA), Little Rock (AR), Miami (FL), New Orleans
(LA), Oklahoma City (OK), Pinellas Park (FL), Richmond (VA), Shreveport (LA), Tampa (FL) (two facilities), West Memphis (AR), Youngsville (NC) and Norcross
(GA), where its headquarters is located. All of Tull's operating facilities are held in fee, with the exception of the facilities at Barnwell (SC) (long-term lease), Charleston (SC) (long-term lease), Columbia (SC) (long-term lease), Jacksonville (FL) (long-term lease), Lawrenceville (GA) (long term lease), Pinellas Park (FL) (long-term lease), Tampa (FL) (long term lease) and Youngsville (NC) (short term lease). Tull also leases the former operating facility in Alabaster (AL). Tull's properties are adequate to serve its present and anticipated needs.

 Ryerson Tull Canada, Inc.

   Ryerson Tull Canada, Inc., a wholly-owned, indirect Canadian subsidiary of Ryerson Tull, has three facilities in Canada. It leases the facilities at Vaudreuil (QC) (long-term lease) and Brampton (ON) (long-term lease) and a separate facility at Brampton (ON) is held in fee. The properties of Ryerson Tull Canada, Inc. are adequate to serve its present and anticipated needs.

 Centro de Servicio Placa

   Centro de Servicio Placa y Lamina, S. A. de C.V., a joint venture in which the Company owns a 50% interest, owns eight general line metals service centers and processing centers in Mexico. Centro de Servicio Placa's properties are adequate to serve its present and anticipated needs.

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

ITEM 3. LEGAL PROCEEDINGS.

   From time to time, the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. Management does not believe that the resolution of these claims will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT

   Officers are elected by the Board of Directors of Ryerson Tull to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the Annual Meeting of Stockholders. All executive officers of Ryerson Tull, with the exception of Glenn J. Decker and Joyce E. Mims, have been employed by the Company or an affiliate of the Company throughout the past five years.

   Set forth below are the executive officers of Ryerson Tull as of March 1, 2001, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below. References to Pre-merger Ryerson Tull refer to a subsidiary wholly owned by the Company and merged into the Company in 1999. References to Inland refer to Inland Steel Industries, Inc., the former name of the Company.

Name, Age and Present
Position with Registrant      Positions and Offices Held During the Past Five Years
------------------------      -----------------------------------------------------
Neil S. Novich, 46        Mr. Novich has been Chairman, President and Chief Executive
 Chairman, President and  Officer and a director of Ryerson Tull since February 1999. He
 Chief Executive Officer  served as President, Chief Executive Officer, Chief Operating
                          Officer and a director of Pre-merger Ryerson Tull from June
                          1994 to February 1999. He was a Senior Vice President of
                          Inland from January 1995 to May 1996. Prior to joining Inland, he led the Distribution and Logistics Practice at Bain &
                          Company, an international management consulting firm. Mr.
                          Novich is also a director of W.W. Grainger, Inc. and
                          MetalSite, Inc.

Jay M. Gratz, 48          Mr. Gratz has been Executive Vice President and Chief
 Executive Vice           Financial Officer of Ryerson Tull since February 1999. He was
 President and Chief      Vice President of Pre-merger Ryerson Tull from September 1994
 Financial Officer        to February 1999 and was Chief Financial Officer of Pre-merger
                          Ryerson Tull from April 1996 to February 1999. He was Vice
                          President and Chief Financial Officer of Inland from May 1996 to December 1998.

Gary J. Niederpruem, 49   Mr. Niederpruem has been Executive Vice President of Ryerson
 Executive Vice           Tull since February 1999. He was President of Ryerson Central,
 President                a unit of Ryerson, from April 1998 until February 1999. He was
                          President of Ryerson East, a unit of Ryerson, from January
                          1993 to March 1998.

Thomas S. Cygan, 56       Mr. Cygan has been President, Ryerson Tull North, a unit of
 President, Ryerson Tull  Ryerson Tull, since June 2000. He was President of Ryerson
 North                    West, a unit of Ryerson, from November 1994 to May 2000.

Glenn J. Decker, 43       Mr. Decker has been President of Ryerson Tull Coil Processing,
 President, Ryerson Tull  a unit of Ryerson Tull, since October 1999. He was President
 Coil Processing          of Phelps Dodge High Performance Conductors, a subsidiary of
                          Phelps Dodge Corporation, a mining and manufacturing firm, from May 1995 to August 1999.

James M. Delaney, 43      Mr. Delaney has been President, Customer Solutions Team and
 President, Customer      Chief Customer Officer since June 2000. He was President of
 Solutions Team and       Ryerson Central, a unit of Ryerson, from February 1999 to June
 Chief Customer Officer   2000. He was Vice President and General Manager of Ryerson
                          Central, a unit of Ryerson, from April 1997 until January
                          1999. He was Vice President and General Manager of Ryerson
                          East, a unit of Ryerson, from January 1993 until April 1997.

Name, Age and Present
Position with Registrant      Positions and Offices Held During the Past Five Years
------------------------      -----------------------------------------------------
Robert M. Lampi, 44       Mr. Lampi has been President, Ryerson Tull West, a unit of
 President, Ryerson Tull  Ryerson Tull, since June 2000. He was Vice President and
 West                     General Manager of Ryerson West, a unit of Ryerson, from
                          November 1998 to May 2000. He was Marketing General Manager of
                          Ryerson West from November 1997 to October 1998. He served as
                          General Manager of Ryerson West's Salt Lake City location from
                          February 1993 to October 1997.

Stephen E. Makarewicz,    Mr. Makarewicz has been President, Ryerson Tull South, a unit
 54                       of Ryerson Tull, since June 2000 and President, Chief
 President, Ryerson Tull  Executive Officer and Chief Operating Officer of Tull since
 South                    October 1994.

William Korda, 53         Mr. Korda has been Vice President--Human Resources of Ryerson
 Vice President--Human    Tull since February 1999. He served as Vice President--Human
 Resources                Resources of Pre-merger Ryerson Tull from October 1993 to
                          February 1999.

Joyce E. Mims, 58         Ms. Mims has been Vice President and General Counsel of
 Vice President and       Ryerson Tull since January 2001. She was Vice President,
 General Counsel          General Counsel and Secretary of Ryerson Tull from June 1999 until January 2001 and Senior Vice President and General
                          Counsel of Ancilla Systems Incorporated, a multi-hospital
                          health care system, from 1995 through 1997.

Darell R. Zerbe, 58       Mr. Zerbe has been Vice President--Information Technology and
 Vice President--         Chief Information Officer of Ryerson Tull since February 1999.
 Information Technology   He served as Vice President--Information Technology and Chief
                          Information Officer of Pre-merger Ryerson Tull from February
                          1996 to February 1999. He served as Senior Vice President,
                          Management Information Systems, for Venture Stores, Inc. from
                          1988 to February 1996.

Lily L. May, 51           Ms. May has been Controller of Ryerson Tull since February
 Controller               1999. She was Controller of Pre-merger Ryerson Tull from May
                          1996 to February 1999. She was Vice President--Finance and
                          Purchasing and Controller of Inland Steel Company from January
                          1995 through May 1996.

Terence R. Rogers, 41     Mr. Rogers has been Treasurer and Chief Procurement Officer
 Treasurer and Chief      since April 2000. He was Treasurer of Ryerson Tull from
 Procurement Officer      February 1999 to April 2000. He served as Treasurer of Pre-
                          merger Ryerson Tull from September 1998 to February 1999 and as Director--Pension & Risk Management of Inland from December
                          1994 to September 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   The Common Stock of Ryerson Tull is listed and traded on the New York Stock Exchange. As of March 20, 2001, the number of holders of record of Common Stock of Ryerson Tull was 11,145.

   The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

   The information called for by this Item 6 with respect to each of the last five years of the Company is set forth under the caption "Five-Year Summary of Selected Financial Data and Operating Results--Continuing Operations" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION.

   The information called for by this Item 7 is set forth in the "Management's Discussion of Operations and Financial Condition" section of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and is hereby incorporated by reference herein.

Recent Developments

   On March 22, 2001, the Company was notified that Standard & Poor's had lowered its corporate credit and senior unsecured debt ratings on the Company from BBB- to BB+, and assigned its BBB- rating to the Company's $150 million senior secured revolving credit facility due September 5, 2002. Moody's rating of the Company's long-term unsecured debt at March 28, 2001 was Ba1. The Company's agreement with the PBGC regarding the Company's $50 million guaranty to the PBGC in connection with the ISC Pension Plan requires the Company to maintain the Standard & Poor's and Moody's ratings on its unsecured debt at BB+ and Ba1 respectively or higher. If one of the ratings declines below the required rating level, the Company must collateralize the guaranty.

   On March 29, 2001, the Company closed a $250 million trade receivables securitization facility arranged by Morgan Guaranty Trust Company of New York, using a special-purpose wholly owned subsidiary established by the Company for this purpose. This facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement and provides for termination of the facility on the occurrence and failure to cure certain events, including (among other things) any failure of the special-purpose subsidiary to maintain certain ratios related to the collectibility of the receivables, or the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's. The Company intends to utilize the proceeds from this transaction to retire its $142 million principal amount outstanding 8.5% Notes due July 15, 2001, for its working capital needs and general corporate purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has only limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the

Company's cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $252 million at December 31, 2000 and $264 million at December 31, 1999, as compared with the carrying value of $243 million and $259 million at year-end 2000 and 1999, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements of the Company called for by this
Item 8, together with the report thereon of the independent accountants dated February 22, 2001, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and is incorporated by reference herein. The financial statement schedule listed under Item 14(a)2 of this Annual Report on Form 10-K, together with the report thereon of the independent accountants dated February 22, 2001, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

   Consolidated quarterly sales, earnings and per share Common Stock information for 1999 and 2000 are set forth under the caption "Summary by Quarter" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information called for by this Item 10 with respect to directors of Ryerson Tull is set forth under the caption "Election of Directors" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 18, 2001, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson Tull is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

   The information called for by this Item 11 is set forth under the caption "Executive Compensation" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 18, 2001, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson Tull's common stock is set forth under the caption "Additional Information Relating to Voting Securities" in Ryerson Tull's definitive Proxy Statement which was furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 18, 2001, and is hereby incorporated by reference herein.

   (b) The information called for by this Item 12 with respect to the security ownership of directors and of management is set forth under the caption "Security Ownership of Directors and Management" in Ryerson Tull's definitive Proxy Statement, which was furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 18, 2001, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Documents Filed as a Part of This Report.

  1. Consolidated Financial Statements of the Company. The consolidated financial statements listed below are set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

         Report of Independent Accountants dated February 22, 2001.

         Statement of Accounting and Financial Policies.

         Consolidated Statements of Income and Reinvested Earnings for the three years ended December 31, 2000.

         Consolidated Statement of Cash Flows for the three years ended December 31, 2000.

         Consolidated Balance Sheet at December 31, 2000 and 1999.

         Consolidated Statement of Comprehensive Income for the three years ended December 31, 2000.

         Schedules to Consolidated Financial Statements: Property, Plant and Equipment; Long-Term Debt.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants on Financial Statement Schedule dated February 22, 2001. (Included on page 14 of this Annual Report)

         Consent of Independent Accountants. (Included on page 14 of this Annual Report)

         Schedule II--Reserves for the three years ended December 31, 2000, 1999 and 1997. (Included on page 15 of this Annual Report)

  2. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

   (b) Reports on Form 8-K.

   None.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
 of Ryerson Tull, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 22, 2001 appearing on page 14 of the 2000 Annual Report to Stockholders of Ryerson Tull, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 22, 2001

                      CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-59783), Registration Statement on Form S-8 (No. 33-48770), Registration Statement on Form S-8 (No. 33-22902), Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-1329), Registration Statement on Form S-8 (No. 33-32504), Registration Statement on Form S-3 (No. 33-59161) and Registration Statement on Form S-3 (No. 33-62897) of Inland Steel Industries, Inc. (or, for registrations prior to 1986, Inland Steel Company) and Registration Statement on Form S-8 (No. 333-06977), Registration Statement on Form S-8 (No. 333-06989), Registration Statement on Form S-3 (No. 333-59009) and Registration Statement on Form S-8 (No. 333-78429) of Ryerson Tull, Inc. of our report dated February 22, 2001 appearing on page 14 of the 2000 Annual Report to Stockholders of Ryerson Tull, Inc., which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 22, 2001, relating to the Financial Statement Schedule which appears in this Form 10-K.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
March 29, 2001

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                             SCHEDULE II--RESERVES
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Millions)

                                             Provisions for Allowances
                                     ------------------------------------------
                                     Balance at Additions Deductions Balance at
                                     Beginning   Charged     from      End of
Years Ended December 31,              of Year   to Income  Reserves     Year
------------------------             ---------- --------- ---------- ----------
2000................................   $ 7.2      $19.8   $(2.5)(A)    $24.5
1999................................   $ 6.9      $ 4.2   $(3.4)(A)    $ 7.2
                                                           (0.5)(B)
1998................................   $23.5      $ 3.7   $(3.1)(A)    $ 6.9
                                                           (1.9)(B)
                                                          (15.3)(C)

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

Date: March 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Neil S. Novich               Chairman, President and      March 29, 2001
____________________________________  Chief Executive Officer and
           Neil S. Novich                 Director (Principal
                                          Executive Officer)

        /s/ Jay M. Gratz             Executive Vice President and    March 29, 2001
____________________________________    Chief Financial Officer
            Jay M. Gratz                 (Principal Financial
                                               Officer)

        /s/ Lily L. May                       Controller             March 29, 2001
____________________________________     (Principal Accounting
            Lily L. May                        Officer)


         Jameson A. Baxter                     Director


          Richard G. Cline                     Director

         Gary L. Crittenden                    Director

                                                                        /s/ Jay M. Gratz
         James A. Henderson                    Director            By: ___________________
                                                                           Jay M. Gratz
                                                                         Attorney-in-fact
       Gregory P. Josefowicz                   Director                   March 29, 2001


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

  3.2    By-Laws, as amended. (Filed as Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1999 (File No. 1-
         9117), and incorporated by reference herein.)

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

 10.1*   Ryerson Tull Annual Incentive Plan, as amended. (Filed as Exhibit
         10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

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

 Exhibit
 Number                               Description
 -------                              -----------
 10.5*   Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit
         10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

 10.6* Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended. (Filed as Exhibit 10.1 to Pre-merger Ryerson Tull's Form 10-
         Q for the quarter ended September 30, 1997 (File No. 1-11767), and incorporated by reference herein.)

 10.7*   Ryerson Tull Nonqualified Savings Plan, effective January 1, 1998.
         (Filed as Exhibit 10.S.(2) to the Company's Annual Report on Form 10-
         K for the fiscal year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

 10.8* Outside Directors Accident Insurance Policy. (Filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

 10.9*   Ryerson Tull Directors' 1999 Stock Option Plan. (Filed as Exhibit
         10.19 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

 10.10*  Ryerson Tull Directors' Compensation Plan, as amended................

 10.11*  Form of Severance Agreement, dated January 28, 1998, between the
         Company and each of the four executive officers of the Company identified on the exhibit relating to terms and conditions of termination of employment following a change in control of the Company. (Filed as Exhibit 10.R to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-
         9117), and incorporated by reference herein.)

 10.12*  Amendment dated November 6, 1998 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.11 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1998 (File
         No. 1-9117), and incorporated by reference herein.)

 10.13*  Amendment dated June 30, 2000 to the Severance Agreement dated
         January 28, 1998 referred to in Exhibit 10.11 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-
         9117), and incorporated by reference herein.)

 10.14* Form of Change in Control Agreement between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1998 (File No. 1-9117), and incorporated by reference herein.)

 10.15* Form of Change in Control Agreement between the Company and the party listed on the schedule thereto. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998 (File No. 1-9117), and is incorporated by reference herein.)

 10.16*  Schedule to Change in Control Agreement as referred to in Exhibit
         10.15 (Filed as Exhibit 10.18 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

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

 Exhibit
 Number                               Description
 -------                              -----------
 10.19*  Employment Agreement dated December 1, 1999 between the Company and
         Neil S. Novich. (Filed as Exhibit 10.19 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1999 (File No. 1-
         9117), and incorporated by reference herein.)

 10.20* Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit
         10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

 10.21*  Employment Agreement dated as of May 29, 2000 between the Company and
         Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-
         9117), and incorporated by reference herein.)

 13      Information incorporated by reference from Annual Report to
         Stockholders for the fiscal year ended December 31, 2000.............

 21      List of Certain Subsidiaries of the Registrant.......................

 23      Consent of Independent Accountants appearing on page 14 of the Annual
         Report on Form 10-K.

 24      Powers of Attorney...................................................

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.