Form 10-Q
period 2001-03-31
RYERSON TULL INC /DE/
filed 2001-05-11
CIK 790528

                                                           First  Quarter - 2001

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 2001

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
         For the transition period from __________ to ________________

                              ____________________

                         Commission file number 1-9117

                I.R.S. Employer Identification Number 36-3425828

                               RYERSON TULL, INC.

                            (a Delaware Corporation)

                              2621 West 15th Place
                            Chicago, Illinois 60608
                           Telephone:  (773) 762-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,780,287 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 4, 2001.

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


                                        Dollars in Millions
                                      (except per share data)
                                      -----------------------
                                        Three Months Ended
                                             March 31
                                             --------
                                       2001             2000
                                      ------           ------
NET SALES                             $638.1           $786.3

 Cost of materials sold                501.8            620.3
                                      ------           ------
GROSS PROFIT                           136.3            166.0

 Operating expenses                    119.9            130.6
 Depreciation and amortization           8.2              8.4
 Plant closure costs                       -              4.5
 Pension curtailment gain                  -             (4.4)
 Gain on sale of assets                 (1.3)               -
                                      ------           ------

OPERATING PROFIT                         9.5             26.9


Other revenue and expense, net           0.1              0.1
Interest and other expense on debt      (6.8)            (6.2)
                                      ------           ------

INCOME BEFORE INCOME TAXES               2.8             20.8

PROVISION FOR INCOME TAXES               1.5              9.8
                                      ------           ------

NET INCOME                            $  1.3           $ 11.0
                                      ======           ======

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

================================================================================

                                                           Dollars in Millions
                                                         (except per share data)
                                                         -----------------------
                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                          2001            2000
                                                         -------         -------
EARNINGS PER SHARE
 OF COMMON STOCK
---------------

Basic                                                    $  0.05         $  0.44
                                                         =======         =======

Diluted                                                  $  0.05         $  0.44
                                                         =======         =======

STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME                                                $  1.3         $  11.0

OTHER COMPREHENSIVE INCOME:

 Foreign currency translation adjustments                   (1.4)          (0.6)
                                                         -------         -------

COMPREHENSIVE INCOME (LOSS)                              $  (0.1)        $  10.4
                                                         =======         =======

OPERATING DATA
--------------

SHIPMENTS (Tons in Thousands)                              770.5           914.5

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
                Consolidated Statement of Cash Flows (Unaudited)

===============================================================================

                                                                          Dollars in Millions
                                                                          -------------------
                                                                          Three Months Ended
                                                                               March  31
                                                                          -------------------
                                                                           2001        2000
                                                                          ------      -------
OPERATING ACTIVITIES
 Net income                                                               $  1.3       $ 11.0
                                                                          ------       ------
Adjustments to reconcile net income to net
 cash provided from (used for) operating activities:
 Depreciation and amortization                                               8.2          8.4
 Deferred employee benefit cost                                             (2.2)        (4.1)
 Deferred income taxes                                                       0.8          1.8
 Gain from sale of assets                                                   (1.3)           -
 Change in assets and liabilities, excluding effects of acquisitions:
    Receivables                                                            (34.1)       (87.2)
    Inventories                                                             56.7        (29.7)
    Other assets                                                            (0.1)        (0.7)
    Accounts payable                                                        39.4         68.0
    Accrued liabilities                                                    (15.7)       (11.0)
 Other deferred items                                                       (0.8)         1.3
                                                                          ------       ------
 Net adjustments                                                            50.9        (53.2)
                                                                          ------       ------

       Net cash provided from (used for) operating activities               52.2        (42.2)
                                                                          ------       ------

 INVESTING ACTIVITIES
    Capital expenditures                                                    (4.3)        (5.3)
    Proceeds from sales of assets                                            4.2          2.0
                                                                          ------       ------

       Net cash used for investing activities                               (0.1)        (3.3)
                                                                          ------       ------

 FINANCING ACTIVITIES
  Debt retirement                                                              -         (7.0)
  Net short-term borrowing                                                 (50.0)        38.0
  Dividends paid                                                            (1.3)        (1.3)
                                                                          ------       ------

       Net cash provided from (used for) financing activities              (51.3)        29.7
                                                                          ------       ------

 Net increase (decrease) in cash and cash equivalents                        0.8        (15.8)
 Cash and cash equivalents - beginning of year                              23.8         39.5
                                                                          ------       ------

 Cash and cash equivalents - end of period                                $ 24.6       $ 23.7
                                                                          ======       ======

 SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
       Interest                                                           $ 12.2       $ 11.3
       Income taxes, net                                                       -            -

                 See notes to consolidated financial statements

                                RYERSON TULL, INC.
                             AND SUBSIDIARY COMPANIES

                            Consolidated Balance Sheet

======================================================================================
                                                          Dollars in Millions
                                                 -------------------------------------
ASSETS                                            March 31, 2001     December 31, 2000
------                                           -----------------   -----------------
                                                    (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                             $   24.6            $   23.8
    Receivables less provision for allowances,
      claims and doubtful accounts of $9.0 and
      $24.5, respectively                                    319.5               285.4
    Inventories--principally at LIFO                         511.1               567.8
    Deferred income taxes                                      0.1                 -
                                                          --------            --------
        Total current assets                                 855.3               877.0

  INVESTMENTS AND ADVANCES                                    22.5                22.3

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                      $593.3              $596.7
    Less accumulated depreciation                 324.8      268.5    322.0      274.7
                                                 ------              ------
  DEFERRED INCOME TAXES                                       67.7                69.4

  PREPAID PENSION COSTS                                       23.8                23.5

  EXCESS OF COST OVER NET ASSETS ACQUIRED                     94.9                96.5

  OTHER ASSETS                                                 8.8                 8.7
                                                          --------            --------
        Total Assets                                      $1,341.5            $1,372.1
                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
    Accounts payable                                      $  177.0            $  137.6
    Accrued liabilities                                       65.0                81.6
    Short-term borrowing                                      47.0                97.0
    Long-term debt due within one year                       142.4               142.5
                                                          --------            --------
      Total current liabilities                              431.4               458.7

  LONG-TERM DEBT                                             100.7               100.7

  DEFERRED EMPLOYEE BENEFITS AND OTHER                       149.1               151.0
                                                          --------            --------
        Total liabilities                                    681.2               710.4

  COMMITMENTS & CONTINGENCIES                                  -                   -

  STOCKHOLDERS' EQUITY (Schedule A)                          660.3               661.7
                                                          --------            --------
    Total Liabilities and Stockholders' Equity            $1,341.5            $1,372.1
                                                          ========            ========

                   See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

NOTE 1/FINANCIAL STATEMENTS

  Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2001 and for the three-month period ended March 31, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2/EARNINGS PER SHARE

                                             Dollars and Shares
                                                 In Millions
                                           (except per share data)
                                           -----------------------
                                              Three Months Ended
                                                   March  31
                                                   ---------
                                                2001       2000
                                               -----      -----
Basic earnings per share
------------------------

Net income                                     $ 1.3      $11.0
Less preferred stock dividends                     -        0.1
                                               -----      -----
Net income available to common stockholders    $ 1.3      $10.9
                                               =====      =====

Average shares of common stock outstanding      24.8       24.8
                                               =====      =====

Basic earnings per share                       $ .05      $ .44
                                               =====      =====

Diluted earnings per share
--------------------------
Net income available to stockholders           $ 1.3      $10.9
                                               =====      =====

Average shares of common stock outstanding      24.8       24.8
Dilutive effect of stock options                  .2          -
                                               -----      -----
Shares outstanding for diluted
 earnings per share calculation                 25.0       24.8
                                               =====      =====

Diluted earnings per share                     $ .05      $ .44
                                               =====      =====


NOTE 3/RESTRUCTURING CHARGE

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge is the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge is severance for 319 employees. As of March 31, 2001, there are no employees remaining to be separated from the Company as a result of the restructuring initiative. The balance related to employee costs at March 31, 2001 will be paid through mid-2002 pursuant to severance agreements with certain former employees. Details of the restructuring charge are as follows:



                                  Restructuring               Balance at
(In millions)                        Charge       Utilized   March 31, 2001
---------------------------------------------------------------------------

Write-down of long-lived assets       $ 9.3         $ 9.3         $  -
Employee costs                          7.4           6.3          1.1
Tenancy costs and other                 6.6           1.4          5.2
--------------------------------------------------------------------------
                                      $23.3         $17.0         $6.3

The restructuring actions were substantially completed by December 31, 2000.


NOTE 4/ACCOUNTS RECEIVABLE SECURITIZATION

On March 29, 2001, the Company and certain of its subsidiaries completed arrangements for a $250 million 364-day trade receivables securitization facility with a group of financial institutions. The Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary (Ryerson Tull Receivables
LLC) for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible trade accounts receivable to certain commercial paper conduits. This securitization facility includes substantially all of the Company's accounts receivable. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, or $250 million. At March 31, 2001, the special purpose subsidiary had not yet initiated any financings under this securitization facility.

Sales of accounts receivable will be reflected as a reduction of "receivables less provisions for allowances, claims and doubtful accounts" in the Consolidated Balance Sheet and the proceeds received will be included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Sales proceeds from the receivables will be less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximates the conduits' financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed margin. These costs will be charged to "other revenue and expense, net" in the Consolidated Statement of Operations.

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose vehicle may elect to have the commercial paper conduits reinvest the proceeds in interests in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose vehicle. The facility, which expires March 28, 2002, requires the Company to comply with various customary affirmative or negative covenants and requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables, or the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

NOTE 5/DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of 2001. The Company currently is not involved with derivative instruments or hedging activity as addressed in the Statement. In the past the Company had only limited involvement with hedges and did not use derivative financial instruments for speculative or trading purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of First Quarter 2001 to First Quarter 2000
------------------------------------------------------------------------------

For the first quarter of 2001, the Company reported a consolidated net income of $1.3 million, or 5 cents per diluted share, as compared with net income of $11.0 million, or 44 cents per diluted share, in the year-ago quarter. Included in the first quarter 2001 results was a pretax gain of $1.3 million on the sale of a facility in Minneapolis, Minnesota. Included in the first quarter 2000 results are plant closure charges of $4.5 million pretax and a $4.4 million pretax pension curtailment gain.

Sales for the first quarter of 2001 decreased 19 percent to $638.1 million from the same period a year ago due to continued slowdown in the metal-using sector of the economy that started in the second half of 2000. Volume decreased 16 percent while average selling price decreased 3 percent.

Gross profit margin increased from 21.1 percent a year ago to 21.4 percent in the current quarter. However, gross profit per ton declined to $177 in the first quarter of 2001 from $182 in the year-ago quarter due to the decline in average selling price. Expenses, defined as operating expenses plus depreciation and amortization, increased to $166 per ton in the first quarter of 2001 from $152 per ton in the first quarter of 2000 mainly due to decline in volume.
Reflecting weakness in volume and selling price, operating profit per ton for the first quarter of 2001 declined to $11 per ton from $30 per ton a year ago.

For the quarter, operating profit decreased 65 percent from the year ago period, from $26.9 million to $9.5 million.

Liquidity and Financing
------------------------

The Company had cash and cash equivalents at March 31, 2001 of $24.6 million, compared to $23.8 million at December 31, 2000. At March 31, 2001, the Company had outstanding short-term borrowings of $47 million under the Company's $150 million credit facility and no outstanding fundings under its $250 million trade receivables facility.

The Company has a committed bank revolving credit facility of $150 million that extends until September 5, 2002. The revolving credit agreement contains covenants that, among other things, limit the amount of dividends and stock repurchases and restrict the amount of additional debt. The maximum amount of dividend payments or share repurchases that could have been made under these restrictions as of March 31, 2001, was $65 million.

The Company has a 364-day $250 million trade receivables securitization facility, in connection with which it formed a special-purpose subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, or $250 million. On April 2, 2001, the Company initiated financing under this securitization facility and received $200 million in fundings. The facility, which expires March 28, 2002, requires the Company to comply with various customary affirmative and negative covenants. The facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement and terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

The indenture under which $250 million of debt was issued in 1996 ("RT Notes") contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the RT Notes restrict the payment of dividends, although to a lesser extent than the bank credit facility described above.


Subsequent Event
----------------

As a condition of completing the ISC/Ispat Transaction, Ispat, ISC and the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan. The agreement also requires the Company to securitize its guarantee in the event of a downgrade of the Company's unsecured debt rating below specified levels. On May 1, 2001, Moody's Investors Services reduced its rating on such unsecured debt to Ba3. The Company is currently in discussions with the PBGC to determine the type of securitization, such as a letter of credit or other, that would be acceptable.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

       (a) The Company held its annual meeting on April 18, 2001.

       (b) See the response to Item 4(c) below.

       (c) The election of eight nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

              NOMINEE              AFFIRMATIVE VOTES  VOTES WITHHELD
              -------              -----------------  --------------
          Jameson A. Baxter            17,390,839       2,684,335
          Richard G. Cline             17,389,185       2,685,989
          Gary L. Crittenden           16,949,933       3,125,241
          James A. Henderson           17,381,457       2,693,717
          Gregory P. Josefowicz        17,390,755       2,684,419
          Neil S. Novich               17,386,664       2,688,510
          Jerry K. Pearlman            17,374,859       2,700,315
          Ronald L. Thompson           17,391,963       2,683,211

          There were no matters voted upon at the meeting to which broker non-votes applied.

       (d) Not applicable.


Item 6.  Exhibits and Report on Form 8-K

       (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURE
                                   ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RYERSON TULL, INC.

                                             By:   /s/ Lily L. May
                                                   ----------------
                                                   Lily L. May
                                                   Controller and
                                                   Chief Accounting Officer



Date:   May 11, 2001

                                                            Part I -- Schedule A


                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES


                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                                 Dollars in Millions
                                                                 -------------------
                                                             March 31, 2001          December 31, 2000
                                                          --------------------       ------------------
                                                               (unaudited)

STOCKHOLDERS' EQUITY
--------------------

  Series A preferred stock ($1 par value)
   - 80,454  shares and 80,506 shares issued
     and outstanding as of March 31, 2001
     and December 31, 2000,  respectively                                $  0.1                $   0.1

  Common stock ($1 par value)
   - 50,556,350 shares issued
     as of March 31, 2001 and December 31, 2000                            50.6                   50.6

  Capital in excess of par value                                          862.8                  862.8

  Retained earnings
   Balance beginning of year                              $506.8                      $541.8

   Net income                                                1.3                       (29.9)

   Dividends
   Series A preferred stock -
     $0.60 per share in 2001 and
     $2.40 per share in 2000                                  -                         (0.2)
   Common Stock -
     $ .05 per share in 2001 and
     $ .20 per share in 2000                                (1.3)         506.8         (4.9)    506.8
                                                          ------                      ------

  Restricted stock awards                                                  (0.2)                  (0.2)

  Treasury stock, at cost
    - 25,781,105 as of March 31, 2001 and
      25,782,477 as of December 31, 2000                                 (754.1)                (754.1)

  Accumulated other comprehensive income                                   (5.7)                  (4.3)
                                                                        -------                -------

    Total Stockholders' Equity                                          $ 660.3                $ 661.7
                                                                        =======                =======

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
------      --------------------------------------------------------------------
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

Exhibit
Number                                 Description
-------   ----------------------------------------------------------------------
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

10.10*    Ryerson Tull Directors' Compensation Plan, as amended. (Filed as
          Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9117), and incorporated by reference herein.)

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

Exhibit
Number                                 Description
-------   ----------------------------------------------------------------------
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