Form 10-Q
period 2001-06-30
RYERSON TULL INC /DE/
filed 2001-08-13
CIK 790528

                                                           Second Quarter - 2001



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No ______
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,787,761 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 7, 2001.

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

                                              Dollars in Millions (except per share data)
                                              -------------------------------------------
                                               Three Months Ended     Six Months Ended
                                                    June 30               June 30
                                               ------------------   --------------------
                                                 2001      2000       2001        2000
                                                ------    ------    --------    --------
NET SALES                                       $582.6    $760.8    $1,220.7    $1,547.1

 Cost of materials sold                          463.4     610.9       965.2     1,231.2
                                                ------    ------    --------    --------

GROSS PROFIT                                     119.2     149.9       255.5       315.9

 Operating expenses                              110.8     128.1       230.7       258.7
 Depreciation and amortization                     8.0       8.3        16.2        16.7
 Restructuring and plant closure costs               -      23.3           -        27.8
 Write-off of investment in MetalSite, Inc.        1.0         -         1.0           -
 Pension curtailment gain                            -         -           -        (4.4)
 Gain on sale of assets                              -         -        (1.3)          -
                                                ------    ------    --------    --------

OPERATING PROFIT (LOSS)                           (0.6)     (9.8)        8.9        17.1


Other revenue and expense, net (Note 4)           (2.5)        -        (2.4)        0.1
Interest and other expense on debt                (5.7)     (6.9)      (12.5)      (13.1)
                                                ------    ------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                 (8.8)    (16.7)       (6.0)        4.1

PROVISION (BENEFIT) FOR INCOME TAXES              (3.9)     (3.1)       (2.4)        6.7
                                                ------    ------    --------    --------

NET INCOME (LOSS)                               $ (4.9)   $(13.6)   $   (3.6)   $   (2.6)
                                                ======    ======    ========    ========


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

               Consolidated Statement of Operations (Unaudited)

================================================================================

                                                    Dollars in Millions (except per share data)
                                                   ---------------------------------------------
                                                   Three Months Ended         Six Months Ended
                                                         June 30                   June 30
                                                   -------------------       -------------------
                                                     2001       2000           2001       2000
                                                   --------   --------       --------   --------
EARNINGS PER SHARE
 OF COMMON STOCK
------------------

Basic                                              $ (0.20)   $ (0.55)       $ (0.15)   $ (0.11)
                                                   ========   ========       ========   ========

Diluted                                            $ (0.20)   $ (0.55)       $ (0.15)   $ (0.11)
                                                   ========   ========       ========   ========


STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME (LOSS)                                  $  (4.9)   $ (13.6)       $  (3.6)   $  (2.6)

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation adjustments            0.8       (0.5)          (0.6)      (1.1)
                                                   --------   --------       --------   --------

COMPREHENSIVE INCOME (LOSS)                        $  (4.1)   $ (14.1)       $  (4.2)   $  (3.7)
                                                   ========   ========       ========   ========



OPERATING DATA
--------------

   SHIPMENTS (Tons in Thousands)                     731.4      880.1        1,501.9    1,794.6

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
               Consolidated Statement of Cash Flows (Unaudited)

================================================================================

                                                                          Dollars in Millions
                                                                          -------------------
                                                                           Six Months Ended
                                                                               June 30
                                                                          -------------------
                                                                           2001         2000
                                                                          ------       ------
OPERATING ACTIVITIES
  Net income (loss)                                                       $ (3.6)      $ (2.6)
                                                                          ------       ------
Adjustments to reconcile net income to net
  cash provided from (used for) operating activities:
  Depreciation and amortization                                             16.2         16.7
  Deferred employee benefit cost                                            (1.4)        (4.7)
  Deferred income taxes                                                     (2.6)        (0.3)
  Gain from sale of assets                                                  (1.3)           -
  Restructuring and plant closure costs                                        -         27.8
  Change in assets and liabilities:
              Receivables (Note 4)                                         188.6        (73.9)
              Inventories                                                   71.5        (96.6)
              Other assets                                                   0.8          0.2
              Accounts payable                                               4.4         79.5
              Accrued liabilities                                          (17.8)       (19.5)
  Other deferred items                                                       0.3          1.7
                                                                          ------       ------
  Net adjustments                                                          258.7        (69.1)
                                                                          ------       ------

      Net cash provided from (used for) operating activities               255.1        (71.7)
                                                                          ------       ------

INVESTING ACTIVITIES
  Capital expenditures                                                      (7.4)       (16.6)
  Proceeds from sales of assets                                              4.3          2.4
                                                                          ------       ------

      Net cash used for investing activities                                (3.1)       (14.2)
                                                                          ------       ------

FINANCING ACTIVITIES
  Debt retirement                                                              -        (11.8)
  Net short-term borrowing (repayment) (Note 4)                            (97.0)        83.6
  Dividends paid                                                            (2.6)        (2.6)
                                                                          ------       ------

      Net cash provided from (used for) financing activities               (99.6)        69.2
                                                                          ------       ------

Net increase (decrease) in cash and cash equivalents                       152.4        (16.7)
Cash and cash equivalents - beginning of year                               23.8         39.5
                                                                          ------       ------

Cash and cash equivalents - end of period                                 $176.2       $ 22.8
                                                                          ======       ======

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
      Interest                                                            $ 12.6       $ 12.7
      Income taxes, net                                                        -          7.1

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheet

================================================================================

                                                    Dollars in Millions
                                         ---------------------------------------
ASSETS                                      June 30, 2001      December 31, 2000
------                                   --------------------  -----------------
                                             (unaudited)
  CURRENT ASSETS
     Cash and cash equivalents                   $  176.2               $   23.8
     Receivables less provision for
       allowances, claims and
       doubtful accounts of $9.3 and
       $24.5, respectively (Note 4)                  96.8                  285.4
     Inventories - principally at LIFO              496.3                  567.8
     Deferred income taxes                            0.6                    -
                                                 --------               --------

          Total current assets                      769.9                  877.0

  INVESTMENTS AND ADVANCES                           21.8                   22.3

  PROPERTY, PLANT AND EQUIPMENT
     Valued on basis of cost             $589.9                $596.7
     Less accumulated depreciation        325.1     264.8       322.0      274.7
                                         ------                ------

  DEFERRED INCOME TAXES                              70.6                   69.4

  PREPAID PENSION COSTS                              24.0                   23.5

  EXCESS OF COST OVER NET ASSETS ACQUIRED            94.0                   96.5

  OTHER ASSETS                                        7.9                    8.7
                                                 --------               --------

       Total Assets                              $1,253.0               $1,372.1
                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
     Accounts payable                            $  142.0               $  137.6
     Accrued liabilities                             62.9                   81.6
     Short-term borrowing                              -                    97.0
     Long-term debt due within one year             142.2                  142.5
                                                 --------               --------

        Total current liabilities                   347.1                  458.7

  LONG-TERM DEBT                                    100.7                  100.7

  DEFERRED EMPLOYEE BENEFITS AND OTHER              150.1                  151.0
                                                 --------               --------

          Total liabilities                         597.9                  710.4

  COMMITMENTS & CONTINGENCIES                          -                      -

  STOCKHOLDERS' EQUITY (Schedule A)                 655.1                  661.7
                                                 --------               --------

        Total Liabilities and Stockholders'
            Equity                               $1,253.0               $1,372.1
                                                 ========               ========

                      See notes to consolidated financial

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================


NOTE 1/FINANCIAL STATEMENTS

     Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2000.



NOTE 2/EARNINGS PER SHARE
                                                                Dollars and Shares
                                                                    In Millions
                                                              (except per share data)
                                                      ---------------------------------------
                                                      Three Months Ended    Six Months Ended
                                                           June 30              June 30
                                                      --------------------   ----------------
                                                        2001       2000      2001      2000
                                                       -----     ------     -----     -----
Basic earnings per share
------------------------

Net income (loss)                                        $(4.9)    $(13.6)    $(3.6)    $(2.6)
Less preferred stock dividends                             0.1          -       0.1       0.1
                                                         -----     ------     -----     -----

Net income (loss) available to common stockholders       $(5.0)    $(13.6)    $(3.7)    $(2.7)
                                                         =====     ======     =====     =====

Average shares of common stock outstanding                24.8       24.8      24.8      24.8
                                                         =====     ======     =====     =====

Basic earnings (loss) per share                          $(.20)    $ (.55)    $(.15)    $(.11)
                                                         =====     ======     =====     =====


Diluted earnings per share
--------------------------

Net income (loss) available to common stockholders       $(5.0)    $(13.6)    $(3.7)    $(2.7)
                                                         =====     ======     =====     =====

Average shares of common stock outstanding                24.8       24.8      24.8      24.8
Dilutive effect of stock options                           0.3          -       0.2         -
                                                         -----     ------     -----     -----
Shares outstanding for diluted
 earnings per share calculation                           25.1       24.8      25.0      24.8
                                                         =====     ======     =====     =====

Diluted earnings (loss) per share                        $(.20)    $ (.55)    $(.15)    $(.11)
                                                         =====     ======     =====     =====


NOTE 3/RESTRUCTURING CHARGE

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge is the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge is severance for 319 employees. There are no employees remaining to be separated from the Company as a result of the restructuring initiative. The balance related to employee costs at June 30, 2001 will be paid through mid-2002 pursuant to severance agreements with certain former employees. Details of the restructuring charge are as follows:



                                   Restructuring             Balance at
(In millions)                         Charge      Utilized  June 30, 2001
-------------------------------------------------------------------------

Write-down of long-lived assets        $ 9.3       $ 9.3        $  -
Employee costs                           7.4         6.6         0.8
Tenancy costs and other                  6.6         1.5         5.1
-------------------------------------------------------------------------
                                       $23.3       $17.4        $5.9

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

Sales of accounts receivable are reflected as a reduction of "receivables less provisions for allowances, claims and doubtful accounts" in the Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Sales proceeds from the receivables are less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximates the conduits' financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed upon margin. These costs are charged to "other revenue and expense, net" in the Consolidated Statement of Operations.

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose vehicle may elect to have the commercial paper conduits reinvest the proceeds in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose vehicle. In calculating the fair market value of the Company's retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The facility, which expires March 28, 2002, requires the Company to comply with various affirmative or negative covenants and requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables, or the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

                                                       Six Months Ended
                                                         June 30 2001
                                                       ----------------
  Proceeds from new securitizations                          $200
  Proceeds from collections reinvested                       $414

During the second quarter of 2001, the Company incurred costs of $4.5 million on the sale of its receivables.

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

NOTE 6/ISC/ISPAT SALE CONTINGENCIES

On May 29, 2001, the Company settled a number of disputes with Ispat that had arisen under the May 27, 1998 Merger Agreement among Ispat International N.V., Inland Merger Sub, Inc., Inland Steel Industries (the predecessor of the Company and the former owner of Ispat Inland), and Inland Steel Company (the predecessor of Ispat Inland). The settled disputes included Ispat's claim against the Company for indemnification in connection with the resolution of a federal lawsuit and investigation relating to the sale of polymer-coated steel by Ispat Inland to a culvert fabricator for use in highway construction projects in Louisiana and other claims, but excluded environmental claims, for which Ispat may make claims until July 2003. Pursuant to the May 29, 2001 settlement, the Company paid $7.5 million to Ispat and the parties released certain claims each had against the other. At year-end 2000, the Company recorded a $7.5 million pretax charge for the potential exposure related to the Louisiana proceedings.

NOTE 7/SUBSEQUENT EVENTS

In July 2001, the Company amended its $150 million bank revolving credit facility, replacing it with a $175 million revolving credit facility, secured by
inventory, that extends until July 19, 2004.   At July 19, 2001, $40 million
dollars of the facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders.

On July 16, 2001, the Company paid the $142 million outstanding balance of its 8-1/2% Notes that matured on that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Second Quarter 2001 to Second Quarter 2000
--------------------------------------------------------------------------------

For the second quarter of 2001, the Company reported a consolidated net loss of $4.9 million, or 20 cents per diluted share, as compared with a consolidated net loss of $13.6 million, or 55 cents per diluted share, in the year-ago quarter. Included in the second quarter 2001 results is a $1.0 million charge for the write-off of the Company's investment in MetalSite, Inc., which was an Internet marketplace for steel that halted commercial operations in the second quarter 2001. Included in the second quarter 2000 results was a pretax restructuring charge of $23.3 million, or 67 cents per share. Excluding this charge, the Company earned 12 cents per diluted share in the second quarter of 2000.

Net sales for the second quarter of 2001 decreased 23 percent to $582.6 million from the same period a year ago due to the continuation of the slowdown in the metal-using sector of the economy that started in the second half of 2000. Volume decreased 17 percent while average selling price decreased 8 percent.

Gross profit margin increased to 20.5 percent in the current quarter from 19.7 percent a year ago. However, gross profit per ton declined to $163 in the second quarter of 2001 from $170 in the year-ago quarter due to the decline in average selling price. Expenses, defined as operating expenses plus depreciation and amortization and excluding the MetalSite write-off, increased to $162 per ton in the second quarter of 2001 from $155 per ton in the second quarter of 2000 mainly due to the decline in volume. Reflecting weakness in volume and selling price, operating profit per ton for the second quarter of 2001 declined to $1 per ton from $15 per ton a year ago.

In the quarter, the operating loss of $0.6 million was a decrease of $14.1 million from an operating profit of $13.5 million in the year ago period, excluding the restructuring charge in the second quarter of 2000.


Results of Operations - Comparison of First Six Months 2001 to First Six Months
-------------------------------------------------------------------------------
2000
----

For the first six months of 2001, the Company reported a consolidated net loss of $3.6 million, or 15 cents per diluted share, as compared with a net loss of $2.6 million, or 11 cents per diluted share, in the year-ago period. Included in the first six months of 2001 results was a pretax loss of $1.0 million for the write-off of the Company's investment in MetalSite, Inc. and a pretax gain of $1.3 million on the sale of a facility in Minneapolis, Minnesota. Net income in the year-ago period included restructuring and plant closure charges of $27.8 million and a $4.4 million pretax pension curtailment gain.

Net sales of $1.2 billion decreased 21 percent from the first six months of 2000 as volume decreased 16 percent and selling prices decreased 6 percent.

Excluding the MetalSite write-off and the gain on sale in 2001 and the restructuring and plant closure costs and the pension curtailment gain in 2000, operating profit decreased 79 percent to $8.6 million from $40.5 million in the year-ago period.

Liquidity and Financing
------------------------

The Company had cash and cash equivalents at June 30, 2001 of $176.2 million, compared to $23.8 million at December 31, 2000. At June 30, 2001, the Company had $200 million in outstanding fundings under its $250 million trade receivables facility and no outstanding short-term borrowings under the Company's $150 million credit facility.

At June 30, 2001, the Company had a committed bank revolving credit facility of $150 million that extended until September 5, 2002. In July 2001, the Company amended its $150 million bank revolving credit facility, replacing it with a $175 million revolving credit facility, secured by inventory, that extends until July 19, 2004. At July 19, 2001, $40 million dollars of the facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. Letters of credit can be issued under the facility and reduce the amount available for borrowing. The facility contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. The facility also contains certain financial covenants, including covenants regarding net worth and the Company's debt-to-capital ratio.

As a condition of completing the ISC/Ispat Transaction, Ispat, ISC and the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan (now the Ispat Inland, Inc. Pension Plan). The agreement also required the Company to provide collateral for its guarantee in the event of a downgrade of the Company's unsecured debt rating below specified levels. On May 1, 2001, Moody's Investors Services reduced its rating on such unsecured debt to Ba3. In July 2001, the Company provided a letter of credit secured by collateral to the PBGC under the amended credit facility discussed above.

The Company has a 364-day $250 million trade receivables securitization facility, in connection with which it formed a special-purpose subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, or $250 million. At June 30, 2001, the Company had $200 million in outstanding fundings. The facility, which expires March 28, 2002, requires the Company to comply with various affirmative and negative covenants. The facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement and terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

The indenture under which $250 million of debt was issued in 1996 ("RT Notes") contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the RT Notes restrict the payment of dividends, although to a lesser extent than the credit facility described above. On July 16, 2001, the Company paid the $142 million outstanding balance of its 8-1/2% Notes that matured on that date. $100 million of the Company's 9-1/8% Notes due July 15, 2006 remain outstanding.

At June 30, 2001, assuming each of the Company's current facilities existed, under the most restrictive covenants contained in these loan agreements, the Company could have paid a maximum $10 million in dividends or repurchased $3 million in stock. At July 31, 2001, the same maximum amounts were allowed.


ISC/Ispat Sale Contingencies
----------------------------

On May 29, 2001, the Company settled a number of disputes with Ispat that had arisen under the May 27, 1998 Merger Agreement among Ispat International N.V., Inland Merger Sub, Inc., Inland Steel Industries (the predecessor of the Company and the former owner of Ispat Inland), and Inland Steel Company (the predecessor of Ispat Inland). The settled disputes included Ispat's claim against the Company for indemnification in connection with the resolution of a federal lawsuit and investigation relating to the sale of polymer-coated steel by Ispat Inland to a culvert fabricator for use in highway construction projects in Louisiana and other claims, but excluded environmental claims, for which Ispat may make claims until July 2003. Pursuant to the May 29, 2001 settlement, the Company paid $7.5 million to Ispat and the parties released certain claims each had against the other. At year-end 2000, the Company recorded a $7.5 million pretax charge for the potential exposure related to the Louisiana proceedings.


Other Matters
-------------

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. ("AHMSA") entered into an agreement to sell the Company's 50 percent interest in their joint venture to AHMSA for $15 million, with payment due in July 2000. The Company and AHMSA finalized the terms of payment for the sale in June 2001. The terms transferred ownership of the joint venture's Guadalajara facility to the Company; and AHMSA entered into a supply agreement to provide the Company with inventory for the remainder of the purchase price.

                                 PART II.  OTHER INFORMATION
                                 ---------------------------



Item 6.  Exhibits and Report on Form 8-K

       (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the second quarter of 2001.

                                   SIGNATURE
                                   ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RYERSON TULL, INC.



                                               By: /s/ Lily L. May
                                               ------------------------
                                               Lily L. May
                                               Controller and
                                                Chief Accounting Officer



Date:   August 13, 2001

                                                            Part I -- Schedule A


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES


                        SUMMARY OF STOCKHOLDERS' EQUITY

======================================================================================================================


                                                                                Dollars in Millions
                                                                                -------------------
                                                                     June 30, 2001            December 31, 2000
                                                                    -------------------       -----------------
                                                                        (unaudited)
STOCKHOLDERS' EQUITY
-----------------------------------------------

  Series A preferred stock ($1 par value)
   - 80,334 shares and 80,506 shares issued
     and outstanding as of June 30, 2001                                        $   0.1                 $   0.1
     and December 31, 2000,  respectively

  Common stock ($1 par value)
   - 50,556,350 shares issued
     as of June 30, 2001 and December 31, 2000                                     50.6                    50.6

  Capital in excess of par value                                                  862.6                   862.8

  Retained earnings
   Balance beginning of year                                      $506.8                      $541.8

   Net income                                                       (3.6)                      (29.9)

   Dividends
   Series A preferred stock -
    $1.20 per share in 2001 and
    $2.40 per share in 2000                                         (0.1)                       (0.2)
   Common Stock -
    $ .10 per share in 2001 and
    $ .20 per share in 2000                                         (2.5)         500.6         (4.9)     506.8
                                                                   -----                    --------

  Restricted stock awards                                                          (0.1)                   (0.2)

  Treasury stock, at cost
   - 25,771,629 as of June 30, 2001 and
     25,782,477 as of December 31, 2000                                          (753.8)                 (754.1)

  Accumulated other comprehensive income                                           (4.9)                   (4.3)
                                                                                -------                 -------

    Total Stockholders' Equity                                                  $ 655.1                 $ 661.7
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

 4.6        Specimen of 9% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
            [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

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

10.10*      Ryerson Tull Directors' Compensation Plan, as amended. (Filed as Exhibit 10.10 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9117), and incorporate by reference herein.)

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