Form 10-Q
period 2001-09-30
RYERSON TULL INC /DE/
filed 2001-11-13
CIK 790528

                                                           Third Quarter - 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 2001

                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from______ to ______


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,788,188 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 7, 2001.

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

                                               Dollars in Millions (except per share data)
                                               -------------------------------------------
                                                Three Months Ended       Nine Months Ended
                                                    September 30            September 30
                                               ---------------------   -----------------------
                                                  2001         2000        2001        2000
                                               ----------    --------    --------    --------

NET SALES                                      $   543.0     $  695.6    $  1,763.7  $  2,242.7

   Cost of materials sold                          440.7        559.8       1,405.9     1,791.0
                                               ---------     --------    ----------  ----------
GROSS PROFIT                                       102.3        135.8         357.8       451.7

   Operating expenses                              106.6        123.6         337.3       382.3
   Depreciation and amortization                     8.0          8.3          24.2        25.0
   Restructuring and plant closure costs              --           --            --        27.8
   Write-off of investment in MetalSite, Inc.         --           --           1.0          --
   Pension curtailment gain                           --           --            --        (4.4)
   Gain on sale of assets                             --           --          (1.3)         --
                                               ---------     --------    ----------  ----------
OPERATING PROFIT (LOSS)                            (12.3)         3.9          (3.4)       21.0


Other revenue and expense, net (Note 4)             (2.3)          --          (4.7)        0.1
Interest and other expense on debt                  (3.5)        (8.4)        (16.0)      (21.5)
                                               ---------     --------    ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (18.1)        (4.5)        (24.1)       (0.4)

PROVISION (BENEFIT) FOR INCOME TAXES                (6.5)        (0.9)         (8.9)        5.8
                                               ---------     --------    ----------  ----------

NET INCOME (LOSS)                              $   (11.6)    $   (3.6)   $    (15.2) $     (6.2)
                                               =========     ========    ==========  ==========

                 See notes to consolidated financial statements

                             RYERSON TULL, INC.

                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

================================================================================

                                               Dollars in Millions (except per share data)
                                              --------------------------------------------
                                                Three Months Ended      Nine Months Ended
                                                   September 30            September 30
                                              ----------------------   --------------------
                                                2001          2000       2001       2000
                                              --------      --------   ---------  --------
EARNINGS PER SHARE
  OF COMMON STOCK
  ---------------

Basic                                         $ (0.47)   $ (0.15)     $   (0.62) $  (0.26)
                                              =======    =======      =========  ========

Diluted                                       $ (0.47)   $ (0.15)     $   (0.62) $  (0.26)
                                              =======    =======      =========  ========




STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME (LOSS)                             $ (11.6)   $  (3.6)     $   (15.2) $   (6.2)

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation adjustments      (1.0)      (0.3)          (1.6)     (1.4)
                                              -------    -------      ---------  --------

COMPREHENSIVE INCOME (LOSS)                   $ (12.6)   $  (3.9)     $   (16.8) $   (7.6)
                                              =======    =======      =========  ========

OPERATING DATA
--------------

   SHIPMENTS (Tons in Thousands)                687.1      806.4        2,189.0   2,601.0

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
                Consolidated Statement of Cash Flows (Unaudited)

================================================================================

                                                                                             Dollars in Millions
                                                                                       ------------------------------
                                                                                              Nine Months Ended
                                                                                                September  30
                                                                                       ------------------------------
                                                                                         2001                  2000
                                                                                       ---------             --------
OPERATING ACTIVITIES
  Net income (loss)                                                                    $   (15.2)            $   (6.2)
                                                                                       ---------             --------
Adjustments to reconcile net income to net
  cash provided from (used for) operating activities:
  Depreciation and amortization                                                             24.2                 25.0
  Deferred employee benefit cost                                                            (1.6)                (6.2)
  Deferred income taxes                                                                     30.9                 (1.1)
  Gain from sale of assets                                                                  (1.3)                   -
  Restructuring and plant closure costs                                                        -                 27.8
  Change in assets and liabilities:
                 Receivables (Note 4)                                                      161.5                (63.6)
                 Inventories                                                               107.2                (92.9)
                 Other assets                                                               (1.2)                 0.9
                 Accounts payable                                                          (13.2)                 2.7
                 Accrued liabilities                                                       (43.0)               (29.2)
  Other deferred items                                                                       0.2                  0.0
                                                                                       ---------             --------
  Net adjustments                                                                          263.7               (136.6)
                                                                                       ---------             --------

      Net cash provided from (used for) operating activities                               248.5               (142.8)
                                                                                       ---------             --------

INVESTING ACTIVITIES
  Capital expenditures                                                                     (10.6)               (24.5)
  Investments in and advances to joint ventures, net                                         2.9                    -
  Proceeds from sales of assets                                                              5.1                  3.1
                                                                                       ---------             --------

      Net cash used for investing activities                                                (2.6)               (21.4)
                                                                                       ---------             --------

FINANCING ACTIVITIES
  Debt retirement                                                                         (142.2)               (14.8)
  Net short-term borrowing (repayment) (Note 4)                                            (97.0)               161.1
  Dividends paid                                                                            (3.9)                (3.9)
                                                                                       ---------             --------

      Net cash provided from (used for) financing activities                              (243.1)               142.4
                                                                                       ---------             --------

Net increase (decrease) in cash and cash equivalents                                         2.8                (21.8)
Cash and cash equivalents - beginning of year                                               23.8                 39.5
                                                                                       ---------             --------

Cash and cash equivalents - end of period                                              $    26.6             $   17.7
                                                                                       =========             ========

SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
        Interest                                                                       $    23.3             $   26.1
        Income taxes, net                                                                  (24.5)                 9.5

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                          Consolidated Balance Sheet
================================================================================

                                                                                Dollars in Millions
                                                              --------------------------------------------------------
ASSETS                                                            September 30, 2001             December 31, 2000
------                                                        ------------------------       -------------------------
                                                                        (unaudited)
    CURRENT ASSETS
       Cash and cash equivalents                                          $     26.6                          $    23.8
       Receivables less provision for allowances, claims and
          doubtful accounts of $9.2 and $24.5, respectively (Note 4)           130.9                              285.4
       Inventories - principally at LIFO                                       463.4                              567.8
                                                                          ----------                          ---------

              Total current assets                                             620.9                              877.0

    INVESTMENTS AND ADVANCES                                                     5.9                               22.3

    PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                                $593.5                         $596.7
       Less accumulated depreciation                           330.2           263.3          322.0               274.7
                                                              ------                         ------

    DEFERRED INCOME TAXES                                                       39.0                               69.4

    PREPAID PENSION COSTS                                                       24.2                               23.5

    EXCESS OF COST OVER NET ASSETS ACQUIRED                                     92.4                               96.5

    OTHER ASSETS                                                                 9.8                                8.7
                                                                          ----------                          ---------

              Total Assets                                                $  1,055.5                          $ 1,372.1
                                                                          ==========                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

    CURRENT LIABILITIES
       Accounts payable                                                   $    124.4                          $   137.6
       Accrued liabilities                                                      39.1                               81.6
       Short-term borrowing                                                        -                               97.0
       Long-term debt due within one year                                          -                              142.5
                                                                          ----------                          ---------

          Total current liabilities                                            163.5                              458.7

    LONG-TERM DEBT                                                             100.6                              100.7

    DEFERRED EMPLOYEE BENEFITS AND OTHER                                       150.1                              151.0
                                                                          ----------                          ---------

              Total liabilities                                                414.2                              710.4

    COMMITMENTS & CONTINGENCIES                                                    -                                  -

    STOCKHOLDERS' EQUITY (Schedule A)                                          641.3                              661.7
                                                                          ----------                          ---------

       Total Liabilities and Stockholders' Equity                         $  1,055.5                          $ 1,372.1
                                                                          ==========                          =========


                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================


NOTE 1/FINANCIAL STATEMENTS

    Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2/EARNINGS PER SHARE

                                                                               Dollars and Shares
                                                                                   In Millions
                                                                             (except per share data)
                                                             ---------------------------------------------------------
                                                                Three Months Ended                Nine Months Ended
                                                                   September 30                     September 30
                                                             ------------------------        -------------------------
                                                               2001            2000            2001            2000
                                                               ----            ----            ----            ----
Basic earnings per share
------------------------

Net income (loss)                                            $  (11.6)       $   (3.6)       $  (15.2)       $   (6.2)
Less preferred stock dividends                                     --             0.1             0.1             0.2
                                                               ------          ------          ------          ------
Net income (loss) available to common stockholders           $  (11.6)       $   (3.7)       $  (15.3)       $   (6.4)
                                                               ======          ======          ======          ======

Average shares of common stock outstanding                       24.8            24.8            24.8            24.8
                                                               ======          ======          ======          ======

Basic earnings (loss) per share                              $   (.47)       $   (.15)       $   (.62)       $   (.26)
                                                               ======          ======          ======          ======


Diluted earnings per share
--------------------------

Net income (loss) available to common stockholders           $  (11.6)       $   (3.7)       $  (15.3)       $   (6.4)
                                                               ======          ======          ======          ======

Average shares of common stock outstanding                       24.8            24.8            24.8            24.8
Dilutive effect of stock options                                  0.3              --             0.3              --
                                                               ------          ------          ------          ------
Shares outstanding for diluted
    earnings per share calculation                               25.1            24.8            25.1            24.8
                                                               ======          ======          ======          ======

Diluted earnings (loss) per share                            $   (.47)       $   (.15)       $   (.62)       $   (.26)
                                                               ======          ======          ======          ======

NOTE 3/RESTRUCTURING CHARGE

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge is the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge is severance for 319 employees. There are no employees remaining to be separated from the Company as a result of the restructuring initiative. The balance related to employee costs at September 30, 2001 will be paid through mid-2002 pursuant to severance agreements with certain former employees. The balance related to tenancy costs will be paid through 2008. Details of the restructuring charge are as follows:

                                  Restructuring                      Balance at
(In millions)                        Charge         Utilized     September 30, 2001
-----------------------------------------------------------------------------------
Write-down of long-lived assets   $    9.3        $    9.3      $        -
Employee costs                         7.4             6.9             0.5
Tenancy costs and other                6.6             1.9             4.7
-----------------------------------------------------------------------------------
                                  $   23.3        $   18.1      $      5.2


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

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose vehicle may elect to have the commercial paper conduits reinvest the proceeds in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose vehicle. In calculating the fair market value of the Company's retained interest in the receivables, the book value of the receivables represents the best estimate of the fair market value due to the current nature of these receivables. The facility, which expires March 28, 2002, requires the Company to comply with various affirmative or negative covenants and requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables, or the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):


                                                         Nine Months Ended
                                                         September 30, 2001
                                                         ------------------

    Proceeds from new securitizations                             $200
    Proceeds from collections reinvested                          $792


During the third quarter and the first nine months of 2001, the Company incurred costs of $2.6 million and $7.1 million, respectively, on the sale of its receivables. These costs are included in "other revenue and expense, net" in the Consolidated Statement of Operations.

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

NOTE 7/BORROWING ARRANGEMENTS

In July 2001, the Company amended its $150 million bank revolving credit facility, increasing the amount to $175 million and extending the maturity to July 19, 2004. The line remains secured by inventory. At September 30, 2001, $40 million dollars of the facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. At September 30, 2001, the Company had $61 million of letters of credit outstanding and no other short-term borrowings outstanding under this $175 million revolving credit facility.

On July 16, 2001, the Company paid the $142 million outstanding balance of its 8-1/2% Notes that matured on that date.

NOTE 8/INVESTMENTS IN JOINT VENTURES

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. ("AHMSA") entered into an agreement to sell the Company's 50 percent interest in their joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture's Guadalajara facility. Cash received from the sale of inventory, $2.8 million in the quarter, is accounted for as cash inflow from operating activities. This transaction had no impact on the net earnings for the period.

During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. As a result of the dissolution, the Company received $2.9 million, which is accounted for as a cash inflow from investing activities. This transaction had no impact on the net earnings for the period

NOTE 9/RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing pronouncements for equity-method investments will continue to apply. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of Statement 142 must be applied with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. Management is currently assessing the implementation guidance being provided by the FASB and other regulatory bodies and has not determined the effect, if any, the new rules will have on the financial position or results of operations. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Third Quarter 2001 to Third Quarter 2000
------------------------------------------------------------------------------

For the third quarter of 2001, the Company reported a consolidated net loss of $11.6 million, or 47 cents per diluted share, as compared with a consolidated net loss of $3.6 million, or 15 cents per diluted share, in the year-ago quarter.

Net sales for the third quarter of 2001 decreased 22 percent to $543.0 million from the same period a year ago due to the continuation of the slowdown in the metal-using sector of the economy that started in the second half of 2000. Volume decreased 15 percent while average selling price decreased 8 percent.

Gross profit per ton declined to $149 in the third quarter of 2001 from $169 in the year-ago quarter due to the decline in average selling price and a reduction in inventory levels which caused the inclusion of older, higher-cost materials in the cost of goods sold. Expenses, defined as operating expenses plus depreciation and amortization, increased to $167 per ton in the third quarter of 2001 from $164 per ton in the third quarter of 2000 due to the decline in volume. Reflecting weakness in volume and selling price, operating loss per ton for the third quarter of 2001 was $18 per ton versus an operating profit of $5 per ton a year ago.

In the quarter, the operating loss of $12.3 million was a decrease of $16.2 million from an operating profit of $3.9 million in the year-ago period.

Results of Operations - Comparison of First Nine Months 2001 to First Nine
--------------------------------------------------------------------------
Months 2000
-----------

For the first nine months of 2001, the Company reported a consolidated net loss of $15.2 million, or 62 cents per diluted share, as compared with a net loss of $6.2 million, or 26 cents per diluted share, in the year-ago period. Included in the first nine months of 2001 results was a pretax loss of $1.0 million for the write-off of the Company's investment in MetalSite, Inc. and a pretax gain of $1.3 million on the sale of a facility in Minneapolis, Minnesota. Net loss in the year-ago period included restructuring and plant closure charges of $27.8 million and a $4.4 million pretax pension curtailment gain.

Net sales of $1.8 billion decreased 21 percent from the first nine months of 2000 as volume decreased 16 percent and selling prices decreased 6 percent.

Excluding the MetalSite write-off and the gain on sale in 2001 and the restructuring and plant closure costs and the pension curtailment gain in 2000, the operating loss of $3.7 million was a decrease of $48.1 million from an operating profit of $44.4 million in the year-ago period. The decline in operating profit is primarily due to the decrease in volume and selling prices.

Liquidity and Financing
-----------------------

The Company had cash and cash equivalents at September 30, 2001 of $26.6 million, compared to $23.8 million at December 31, 2000. At September 30, 2001, the Company had $170 million in outstanding fundings under its $250 million trade receivables facility. The availability of funds under this facility is based on the level of the Company's receivables, which would have allowed $22 million of additional funding at September 30, 2001. At September 30, 2001, the Company had $61 million of letters of credit outstanding and no other short-term borrowings outstanding under its $175 million revolving credit facility.

In July 2001, the Company amended its $150 million bank revolving credit facility increasing the amount to $175 million and extending the maturity to July 19, 2004. The facility remains secured by inventory. At September 30, 2001, $40 million dollars of the facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. Letters of credit can be issued under the facility and reduce the amount available for borrowing. The facility contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. The facility also contains certain financial covenants, including covenants regarding net worth and the Company's debt-to-capital ratio.

As a condition of completing the ISC/Ispat Transaction, Ispat, ISC and the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan (now the Ispat Inland, Inc. Pension Plan). The agreement also required the Company to provide collateral for its guarantee in the event of a downgrade of the Company's unsecured debt rating below specified levels. On May 1, 2001, Moody's Investors Services reduced its rating on such unsecured debt to Ba3. In July 2001, the Company provided a letter of credit to the PBGC under the amended revolving credit facility discussed above.

The Company has a 364-day $250 million trade receivables securitization facility, in connection with which it formed a special-purpose subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, or $250 million. The facility, which expires March 28, 2002, requires the Company to comply with various affirmative and negative covenants. The facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement and terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's. On October 3, 2001, the Company's unsecured debt rating was lowered to B+ by Standard & Poor's.

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

At September 30, 2001, under the most restrictive covenants contained in these loan agreements, the Company could have paid a maximum $8 million in dividends or repurchased $3 million in stock.

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

Other Matters
-------------

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. ("AHMSA") entered into an agreement to sell the Company's 50 percent interest in their joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture's Guadalajara facility. Cash received from the sale of inventory, $2.8 million in the quarter, is accounted for as cash inflow from operating activities. This transaction had no impact on the net earnings for the period.

During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. As a result of the dissolution, the Company received $2.9 million, which is accounted for as a cash inflow from investing activities. This transaction had no impact on the net earnings for the period.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits and Report on Form 8-K

        (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the third quarter of 2001.

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

Date:   November 13, 2001

                                                            Part I -- Schedule A


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                         SUMMARY OF STOCKHOLDERS' EQUITY

==========================================================================================================================

                                                                                  Dollars in Millions
                                                                                  -------------------
                                                                    September 30, 2001              December 31, 2000
                                                                   --------------------         --------------------------
                                                                        (unaudited)
STOCKHOLDERS' EQUITY
--------------------

    Series A preferred stock ($1 par value)
     -   80,334 shares and 80,506 shares issued
         and outstanding as of September 30, 2001                                $   0.1                           $   0.1
         and December 31, 2000,  respectively

    Common stock ($1 par value)
     -   50,556,350 shares issued
         as of September 30, 2001 and December 31, 2000                             50.6                              50.6

    Capital in excess of par value                                                 862.5                             862.8


    Retained earnings
     Balance beginning of year                                     $506.8                       $   541.8

     Net income                                                     (15.2)                          (29.9)

     Dividends
     Series A preferred stock -
         $1.80 per share in 2001 and
         $2.40 per share in 2000                                     (0.1)                           (0.2)
     Common Stock -
         $ .15 per share in 2001 and
         $ .20 per share in 2000                                     (3.8)         487.8             (4.9)           506.8
                                                                   ------                       ---------

    Restricted stock awards                                                         (0.1)                             (0.2)

    Treasury stock, at cost
     - 25,768,162 as of September 30, 2001 and
       25,782,477 as of December 31, 2000                                         (753.7)                           (754.1)

    Accumulated other comprehensive income                                          (5.9)                             (4.3)
                                                                                 -------                           -------

         Total Stockholders' Equity                                              $ 641.3                           $ 661.7
                                                                                 =======                           =======

                                  EXHIBIT INDEX

Exhibit
Number                                Description
------                                -----------

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

  4.6 Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

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

Exhibit
Number                               Description
------                               -----------
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

10.8*      Outside Directors Accident Insurance Policy, with endorsement........

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


_________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.