Form 10-K405
period 2001-12-31
RYERSON TULL INC /DE/
filed 2002-03-20
CIK 790528

                                                                           2001
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ____________ to _________________

                          Commission File No. 1-9117

                               -----------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------        ----------------
               Common Stock ($1.00 par  New York Stock Exchange,
                   value), including              Inc.
                    Preferred Stock
                    Purchase Rights

                               -----------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               -----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002 the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $269,461,401./(1) /

   The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of March 15, 2002 was 24,806,917.
--------
(1) Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Report on Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 8, 2002.

================================================================================

   This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. "Business," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion of Operations and Financial Condition." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions; general economic and business conditions; developments in technology and e-commerce; new or modified statutory or regulatory requirements; sales volumes; pricing pressures; cost of purchased materials; ability to maintain market share; inventory management; market competition; the company's mix of products and services; reliance on large customers; implementation, cost and financial risks associated with increasing use of multi-year contracts; the Company's ability to lower costs and expenses; industry and customer consolidation; customer and supplier insolvencies; labor relations; the outcome of pending and future litigation and claims; continued availability of financing and financial resources required to support the Company's future business; timing and costs of completing planned restructurings, reorganizations and consolidations of facilities; and other factors. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Operations

   The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson and Tull; in Canada through Ryerson Tull Canada, Inc., formerly known as Washington Specialty Metals, Inc.; in Mexico through an arrangement with G. Collado S.A. de C.V.; in China through Shanghai Ryerson Limited; and in India through Tata Ryerson Limited; and is organized into four business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 2001 sales of $2.2 billion. It had a year-end 2001 U.S. market share of approximately 10.7 percent, based on its analysis of data prepared by the Metals Service Center Institute ("MSCI"). The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

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

   The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on MSCI data, the Company believes that the industry is comprised of over 5,000 service center locations, operating throughout the U.S. in every state and servicing over 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. In general, competition is based on quality, service, price and geographic proximity. Based on the Company's analysis of MSCI data, the industry handled approximately 25.7 million tons, or approximately 25.6 percent, of the metals distributed in the United States in 2001.

   The industry is divided into three major groups: general line service centers, specialized service centers, and processing centers, each of which targets different market segments. General line service centers handle a broad line of metals products and tend to concentrate on distribution rather than processing. General line service centers range in size from one location to a nationwide network of locations. For general line service centers, individual order size in terms of dollars and tons tends to be small relative to processing centers, while the total number of orders is typically very high. Specialized service centers focus their activities on a narrower range of product and service offerings than general line companies. Such service centers provide a narrower range of services to their customers and emphasize product expertise and lower operating costs, while maintaining a moderate level of investment in processing equipment. Processing centers typically process large quantities of steel purchased from primary producers for resale to large industrial customers, such as the automotive industry. Because orders are typically large, operation of a processing center requires a significant investment in processing equipment.

   The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company's competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 through 2001 to remain competitive.

Products and Services

   The Company carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

   The following table shows the Company's percentage of sales revenue by major product lines for 1999, 2000 and 2001:

                                               Percentage of
                                               Sales Revenues
                                               -------------
                  Product Line                 1999 2000 2001
                  ------------                 ---- ---- ----
                  Carbon flat rolled..........  32%  33%  35%
                  Stainless and aluminum......  29   29   30
                  Fabrication and carbon plate  18   18   16
                  Bars, tubing and structurals  17   16   15
                  Other.......................   4    4    4
                                               ---  ---  ---
                     Total.................... 100% 100% 100%
                                               ===  ===  ===

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

Customer Base

   The Company's customer base is diverse, numbering over 30,000. No customer accounted for more than 8 percent of Company sales in 2001, and the top ten customers accounted for approximately 15 percent of its sales in 2001. The Company's customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company's percentage of sales revenue by class of customers for 1999, 2000 and 2001:

                                                   Percentage of
                                                   Sales Revenues
                                                   -------------
               Class of Customer                   1999 2000 2001
               -----------------                   ---- ---- ----
               Machinery manufacturers............  31%  30%  30%
               Fabricated metal products producers  27   26   25
               Electrical machinery producers.....  11   13   14
               Transportation equipment producers.  10    9   10
               Construction-related purchasers....   5    5    4
               Wholesale distributors.............   4    4    4
               Metals mills and foundries.........   2    3    2
               Other..............................  10   10   11
                                                   ---  ---  ---
                  Total........................... 100% 100% 100%
                                                   ===  ===  ===

   The Company's flat-rolled processing business unit, Ryerson Tull Coil Processing ("RTCP"), generally serves a customer base that differs from the Company's general line service center business. A large portion of

RTCP's customers has supply contracts typically at fixed prices and from three months to one year in duration. RTCP has a small number of arrangements with large customers that extend beyond one year. RTCP attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. RTCP's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension leveling, texturing or blanking. Many of RTCP's approximately 500 customers are in the transportation equipment, appliance, office furniture or cabinetry businesses.

Suppliers

   In 2001, the Company purchased approximately 2.8 million tons of materials from many suppliers throughout the world. The Company's top 25 suppliers accounted for approximately 68 percent of 2001 purchase dollars. The only supplier that accounted for 10 percent or more of the 2001 purchase dollars was Ispat Inland Inc. ("Ispat") which accounted for approximately 15 percent of purchase dollars.

   The Company purchases the majority of its inventories at prevailing market rates from strategic suppliers with which it has established relationships in order to obtain improvements in price, quality, service, delivery and performance. In order to minimize its financial exposure, the Company generally matches its long-term fixed-price sales contracts for specific customers with long-term fixed-price supply contracts. However, because of the competitive nature of the business, when metal prices increase due to product demand, supplier consolidation or other factors that in turn lead to longer mill lead times, the Company may not be able to pass its increased material costs fully to customers. Because the Company uses many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products, the Company believes it will be able to meet its materials requirements for the foreseeable future. The Company believes it has good relationships with most of its suppliers.

Sales and Marketing

   Each of the Company's business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company's products. The Company's office and field sales staffs, which together consist of approximately 643 employees, include technical and metallurgical personnel. In addition, its technically oriented marketing departments develop advertising materials and maintain product expertise for each of the various types of materials sold and industries serviced by the Company.

Capital Expenditures

   In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2001, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $75.8 million (excluding capital expenditures related to discontinued operations).

                                 Dollars in Millions
                          ---------------------------------
                                    Retirements Net Capital
                          Additions  or Sales    Additions
                          --------- ----------- -----------
                     2001   13.4       11.5         1.9
                     2000   34.7       11.5        23.2
                     1999   31.6       20.1        11.5
                     1998   40.1       30.2         9.9
                     1997   41.3       12.0        29.3

   The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $10 million to $20 million for 2002, which it expects will be funded from cash generated by operations.

Employees

   As of December 31, 2001, the Company employed approximately 3,800 persons, of which approximately 1,800 were salaried employees and approximately 2,000 were hourly employees. Approximately 62 percent of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters. The Company's relationship with the various unions generally has been good and over the last five years, there have been no work stoppages. The Company is currently negotiating with the Joint Teamsters and Steelworkers Unions regarding a first contract covering approximately 600 employees at four locations in Chicago, with the UAW in Marshalltown, Iowa covering 40 employees and with the Sheet Metal Workers in Quebec covering 20 employees. During 2002, contracts covering approximately 55 employees at three facilities will expire. During 2003, contracts covering approximately 350 employees at twelve facilities will expire. The current agreement covering approximately 250 employees with the United Steelworkers will expire on July 31, 2003, and agreements with the Teamsters expire on various dates during the period April 30, 2002 through October 31, 2004. While management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts or negotiations of the first contract in Chicago, no assurances can be given that labor disruptions will not occur or that any of these contracts will be extended prior to their expiration.

Environmental, Health and Safety Matters

   The Company's operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company's management believes that the Company's operations are presently in substantial compliance with all such laws and does not currently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on the Company's results of operations or financial condition.

   Some of the properties owned or leased by the Company, however, are located in industrial areas or have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations. The Company is aware of contamination at, and has established a reserve for anticipated remediation costs for, the soil floor and interior of a building at one of the properties it intends to dispose of in its 2001 restructuring (discussed elsewhere in this report). The Company believes that the costs of remediating this contamination from a prior owner's operations will not have a material adverse effect on the Company's financial position or results of operations. The Company has retained an environmental consultant to conduct Phase I and Phase II environmental studies at this property to determine whether other buildings or site acreage may require remediation, but is not able to determine at the present time what effect any additional remediation costs will have on its financial condition or results of operations. Except as described above, the Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company's financial position or results of operations.

   Capital and operating expenses for pollution control projects were less than $500,000 per year for the past five years. Excluding any potential additional remediation costs resulting from the environmental studies for the property described above, the Company expects spending for pollution control projects to remain at historical levels.

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

Corporate Restructuring

   In 2001, the Company took restructuring charges which included a workforce reduction and consolidation of certain service center operations. The Company expects that the restructuring actions will be completed by year- end 2002.

  Ryerson Tull Receivables LLC

   In 2001, the Company formed Ryerson Tull Receivables LLC in connection with the Company's 364-day trade receivables securitization facility. Ryerson Tull Receivables LLC is a special-purpose, wholly-owned, bankruptcy-remote subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits.

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

   During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. This transaction had no impact on the net earnings for the period.

  Ryerson Industries de Mexico

   The Company, through Ryerson Industries de Mexico, S.A. de C.V., owned a 50 percent interest in Centro de Servicio Placa y Lamina, S. A. de C.V., formerly known as Ryerson de Mexico, S.A. de C.V., a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel manufacturer in Mexico ("AHMSA"). Centro de Servicio Placa y Lamina, which was formed in 1994, is a general line metals service center and processor with 8 facilities in Mexico. In March 2000, the Company and AHMSA entered into an agreement to sell the Company's 50 percent interest in the joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture's Guadalajara facility.

   On December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico, S.A. de C.V. to Grupo Collado S.A. de C.V.

  Shanghai Ryerson Limited

   The Company owns a 49 percent interest in Shanghai Ryerson Limited, a joint venture with a unit of Baoshan Iron and Steel Corporation, an integrated steel manufacturer in China. Shanghai Ryerson Limited, which was formed in 1996, is a metals service center with a facility at Pudong, Shanghai, China. The impact of Shanghai Ryerson's operations on the Company's results of operations has not been material.

  Tata Ryerson Limited

   The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with The Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with facilities at Jamshedpur and Pune, India. The impact of Tata Ryerson's operations on the Company's results of operations has not been material.

ITEM 2.  PROPERTIES.

   As of January 1, 2002, the Company's facilities were:

  Joseph T. Ryerson & Son, Inc.

   Ryerson owns its regional business unit headquarters offices in Chicago (IL) and Renton (WA) and leases office space in Westmont (IL). Ryerson North's service centers are at Bettendorf (IA), Buffalo (NY), Charlotte (NC), Chattanooga (TN), Chicago (IL) (three facilities), Cincinnati (OH), Cleveland
(OH), Dallas (TX), Des Moines (IA), Detroit (MI), Devens (MA), Easton (PA), Fairless Hills (PA), Holland (MI), Indianapolis (IN), Kansas City (MO), Milwaukee (WI), Philadelphia (PA), Pittsburgh (PA), Plymouth (MN), Pounding Mill (VA) and St. Louis (MO) with office space at Long Island City (NY). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Phoenix (AZ), Portland (OR), Renton (WA), Salt Lake City (UT), Spokane (WA) and Vernon (CA). Ryerson Tull Coil Processing Division's facilities are located in Chicago (IL), Knoxville (TN), Marshalltown (IA) and Plymouth (MN) with office space in Franklin (OH) and New Hope (MN).

   All of Ryerson's operating facilities are held in fee with the exception of the facilities at Bettendorf (IA) (long-term lease), one Chicago (IL) facility (long-term lease), Easton (PA) (long-term lease), Fairless Hills (PA) (long-term lease), Franklin (OH) (long-term lease), Holland (MI) (short-term lease), Knoxville (TN) (long-term lease), Plymouth (MN) (short-term lease), a portion of the property at St. Louis (MO) (short-term lease), Salt Lake City
(UT) (long-term lease) and offices at Long Island City (NY) (long-term lease) and New Hope (MN) (long-term lease). Ryerson has leases for the former operating facilities at Schofield (WI) (short-term lease) and Wheeling (IL) (long-term lease) with leases on former office spaces at Buffalo Grove (IL) (long-term lease) and Southfield (MI) (short-term lease). Ryerson's properties are adequate to serve its present and anticipated needs.

  J. M. Tull Metals Company, Inc.

   Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Charleston (SC), Fort Smith (AR), Greensboro (NC), Greenville
(SC), Jackson (MS), Jacksonville (FL), Little Rock (AR), Miami (FL), New Orleans (LA), Oklahoma City (OK), Pinellas Park (FL), Richmond (VA), Shreveport
(LA), Tampa (FL), Tulsa (OK), West Memphis (AR), Youngsville (NC) and Norcross
(GA), where its headquarters is located. All of Tull's operating facilities are held in fee, with the exception of the facilities at Charleston (SC) (long-term lease), Pinellas Park (FL) (long-term lease), and Youngsville (NC) (short-term lease). Tull has a lease for the former operating facility at Lawrenceville
(GA) (long-term lease). Tull's properties are adequate to serve its present and anticipated needs.

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

  Ryerson Tull Mexico

   Ryerson Tull Mexico, S.A. de C.V., owns a general line metals processing and service center in Guadalajara, Mexico and leases such facility to G. Collado S.A. de C.V.

  Shanghai Ryerson Limited

   Shanghai Ryerson Limited, a joint venture company in which the Company owns a 49 percent interest, has a metals service center in Pudong, Shanghai, China. Shanghai Ryerson's properties are adequate to serve its present and anticipated needs.

  Tata Ryerson Limited

   Tata Ryerson Limited, a joint venture company in which the Company owns a 50 percent interest, has two metals service centers in India, at Jamshedpur and Pune. Tata Ryerson's properties are adequate to serve its present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

   From time to time, the Company is named as a defendant in legal actions which arise primarily in the ordinary course of its business. Management does not believe that the resolution of these claims will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   Not applicable.

                       EXECUTIVE OFFICERS OF REGISTRANT

   Officers are elected by the Board of Directors of Ryerson Tull to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the Annual Meeting of Stockholders. All executive officers of Ryerson Tull, with the exception of Joyce E. Mims, have been employed by the Company or an affiliate of the Company throughout the past five years.

   Set forth below are the executive officers of Ryerson Tull as of March 1, 2002, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below. References to Pre-merger Ryerson Tull refer to a subsidiary wholly owned by the Company and merged into the Company in 1999. References to Inland refer to Inland Steel Industries, Inc., the former name of the Company.

Name, Age and Present
Position with Registrant                   Positions and Offices Held During the Past Five Years
------------------------                   -----------------------------------------------------
Neil S. Novich, 47              Mr. Novich has been Chairman, President and Chief Executive Officer and a
  Chairman, President and       director of Ryerson Tull since February 1999. He served as President, Chief
  Chief Executive Officer       Executive Officer, Chief Operating Officer and a director of Pre-merger
                                Ryerson Tull from June 1994 to February 1999. He was a Senior Vice
                                President of Inland from January 1995 to May 1996. Prior to joining Inland, he led the Distribution and Logistics Practice at Bain & Company, an
                                international management consulting firm. Mr. Novich is also a director of
                                W.W. Grainger, Inc. and MetalSite, Inc.

Jay M. Gratz, 49                Mr. Gratz has been Executive Vice President and Chief Financial Officer of
  Executive Vice President,     Ryerson Tull since February 1999 and President of Ryerson Tull Coil
  Chief Financial Officer and   Processing Division since November 2001. He was Vice President of Pre-
  President--RTCP               merger Ryerson Tull from September 1994 to February 1999 and was Chief
                                Financial Officer of Pre-merger Ryerson Tull from April 1996 to February
                                1999. He was Vice President and Chief Financial Officer of Inland from May
                                1996 to December 1998.

Gary J. Niederpruem, 50         Mr. Niederpruem has been Executive Vice President of Ryerson Tull since
  Executive Vice President      February 1999. He was President of Ryerson Central, a unit of Ryerson Tull, from April 1998 until February 1999. He was President of Ryerson East, a unit of Ryerson Tull, from January 1993 to March 1998.

Thomas S. Cygan, 57             Mr. Cygan has been President, Ryerson Tull North, a unit of Ryerson Tull,
  President, Ryerson            since June 2000. He was President of Ryerson West, a unit of Ryerson Tull,
  Tull North                    from November 1994 to May 2000.

James M. Delaney, 44            Mr. Delaney has been President, Customer Solutions Team and Chief
  President, Customer Solutions Customer Officer since June 2000 and Chief Procurement Officer since
  Team, Chief Customer          September 2001. He was President of Ryerson Central, a unit of Ryerson
  Officer and                   Tull, from February 1999 to June 2000. He was Vice President and General
  Chief Procurement Officer     Manager of Ryerson Central from April 1997 until January 1999. He was
                                Vice President and General Manager of Ryerson East, a unit of Ryerson Tull, from January 1993 until April 1997.

Name, Age and Present
Position with Registrant                Positions and Offices Held During the Past Five Years
------------------------                -----------------------------------------------------
Robert M. Lampi, 45       Mr. Lampi has been President, Ryerson Tull West, a unit of Ryerson Tull, since
  President, Ryerson      June 2000. He was Vice President and General Manager of Ryerson West from
  Tull West               November 1998 to May 2000. He was Marketing General Manager of Ryerson
                          West from November 1997 to October 1998. He served as General Manager of
                          Ryerson West's Salt Lake City location from February 1993 to October 1997.

Stephen E. Makarewicz, 55 Mr. Makarewicz has been President, Ryerson Tull South, a unit of Ryerson Tull,
  President, Ryerson      since June 2000 and President, Chief Executive Officer and Chief Operating
  Tull South              Officer of Tull since October 1994.

William Korda, 54         Mr. Korda has been Vice President--Human Resources of Ryerson Tull since
  Vice President--        February 1999. He served as Vice President--Human Resources of Pre-merger
  Human Resources         Ryerson Tull from October 1993 to February 1999.

Joyce E. Mims, 59         Ms. Mims has been Vice President and General Counsel of Ryerson Tull since
  Vice President and      January 2001. She was Vice President, General Counsel and Secretary of Ryerson
  General Counsel         Tull from June 1999 until January 2001 and Senior Vice President and General
                          Counsel of Ancilla Systems Incorporated, a multi-hospital health care system, from
                          1995 through 1997.

Darell R. Zerbe, 59       Mr. Zerbe has been Vice President--Information Technology and Chief
  Vice President--        Information Officer of Ryerson Tull since February 1999. He served as Vice
  Information Technology  President--Information Technology and Chief Information Officer of Pre-merger
                          Ryerson Tull from February 1996 to February 1999. He served as Senior Vice
                          President, Management Information Systems, for Venture Stores, Inc. from 1988 to
                          February 1996.

Terence R. Rogers, 42     Mr. Rogers has been Vice President--Finance since September 2001 and Treasurer
  Vice President--        since February 1999. He was Chief Procurement Officer from April 2000 to
  Finance and Treasurer   September 2001. He served as Treasurer of Pre-merger Ryerson Tull from
                          September 1998 to February 1999 and as Director--Pension & Risk Management
                          of Inland from December 1994 to September 1998.

Lily L. May, 52           Ms. May has been Controller of Ryerson Tull since February 1999. She was
  Controller              Controller of Pre-merger Ryerson Tull from May 1996 to February 1999. She was
                          Vice President--Finance and Purchasing and Controller of Inland Steel Company
                          from January 1995 through May 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   The Common Stock of Ryerson Tull is listed and traded on the New York Stock Exchange. As of March 15, 2002, the number of holders of record of Common Stock of Ryerson Tull was 9,989.

   The Company's Common Stock trades on the New York Stock Exchange. The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on the Common Stock for the period January 1, 2000 through December 31, 2001.

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY BY QUARTER (UNAUDITED)
                 (Dollars in millions, except per share data)

                                                                           Per Common Share
                                Income (Loss)              -------------------------------------------------
                               From Continuing              Net Income (Loss)      Market Price
                 Net    Gross    Operations    Net Income  ----------------    -------------------- Dividend
                Sales   Profit  Before Taxes     (Loss)    Basic     Diluted    High   Low   Close    Paid
               -------- ------ --------------- ----------  ------    -------   ------ ------ ------ --------
2001
First Quarter  $  638.1 $136.3     $  2.8        $  1.3    $ 0.05    $ 0.05    $12.05 $ 8.19 $10.05    $0.05
Second Quarter    582.6  119.2       (8.8)         (4.9)    (0.20)    (0.20)    13.99   9.65  13.49     0.05
Third Quarter     543.0  102.3      (18.1)        (11.6)    (0.47)    (0.47)    13.35  10.39  12.55     0.05
Fourth Quarter    479.8   63.9      (75.7)*       (45.0)*   (1.82)*   (1.82)*   12.76  10.60  10.95     0.05
               -------- ------     ------        ------    ------    ------    ------ ------ ------    -----
Year           $2,243.5 $421.7     $(99.8)       $(60.2)   $(2.44)   $(2.44)   $13.99 $ 8.19 $10.95    $0.20
               ======== ======     ======        ======    ======    ======    ====== ====== ======    =====
2000
First Quarter  $  786.3 $166.0     $ 20.8        $ 11.0    $ 0.44    $ 0.44    $20.19 $12.38 $15.50    $0.05
Second Quarter    760.8  149.9      (16.7)**      (13.6)**  (0.55)**  (0.55)**  15.50   8.63  10.38     0.05
Third Quarter     695.6  135.8       (4.5)         (3.6)    (0.15)    (0.15)    10.69   8.63   9.44     0.05
Fourth Quarter    619.7  118.0      (33.1)^       (23.7)^#  (0.96)^#  (0.96)^#   9.94   6.94   8.25     0.05
               -------- ------     ------        ------    ------    ------    ------ ------ ------    -----
Year           $2,862.4 $569.7     $(33.5)       $(29.9)   $(1.22)   $(1.22)   $20.19 $ 6.94 $ 8.25    $0.20
               ======== ======     ======        ======    ======    ======    ====== ====== ======    =====

* The fourth quarter of 2001 includes a $19.4 million restructuring charge, $11.9 million after tax, or $0.48 per share.
** The second quarter of 2000 includes a $23.3 million restructuring charge,
   $16.5 million after tax, or $0.67 per share.
^ The fourth quarter of 2000 includes a $16.2 million bad debt provision for a single customer, $9.3 million after tax, or $0.37 per share.
# The fourth quarter of 2000 includes a $4.8 million loss on the sale of Inland Steel Company, or $0.19 per share. See Note 15.

   Restrictions in the Company's financing that limit the Company's ability to pay dividends are described in Item 7 "Management's Discussion and Analysis of Financial Condition" at page 13.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Ryerson Tull, Inc. and Subsidiaries and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data." The historical consolidated financial information for the fiscal years 1997 through 2001 reflects the historical financial statements of the Company.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS--CONTINUING
                                  OPERATIONS

           (Dollars in millions, except per share and per ton data)

                                               2001         2000         1999        1998        1997
                                             --------     --------     --------    --------    --------
Summary of Earnings
Net sales................................... $2,243.5     $2,862.4     $2,763.5    $2,782.7    $2,804.0
Gross profit................................    421.7        569.7        631.9       625.8       626.0
Operating profit (loss).....................    (74.6)(1)     (4.1)(2)     97.1(3)     96.0(4)    133.1(5)
Income (loss) before income taxes, minority
  interest, discontinued operations, and
  extraordinary loss........................    (99.8)(1)    (33.5)(2)     73.9(3)     83.0(4)    119.5(5)
Income (loss) from continuing operations....    (60.2)(1)    (25.1)(2)     38.4(3)     47.7(4)     64.5(5)
Earnings (loss) per share--basic............    (2.44)(1)    (1.03)(2)     1.56(3)     1.03(4)     1.13(5)
Earnings (loss) per share--diluted..........    (2.44)(1)    (1.03)(2)     1.56(3)     0.99(4)     1.08(5)
Financial Position at Year-End
Inventory--current value(6)................. $  409.2     $  608.9     $  606.1    $  571.6    $1,013.1
Working capital.............................    396.6        418.3        610.5       572.0       660.2
Property, plant and equipment...............    249.7        274.7        273.2       293.6     1,641.8
Total assets................................  1,009.9      1,372.1      1,387.2     1,391.0     3,646.5
Long-term debt..............................    100.6        100.7        258.8       257.0       704.9
Stockholders' equity........................    551.7        661.7        697.8       563.6       900.1
Financial Ratios
Inventory turnover--current value(6)........      3.6          3.4          3.7         3.8         4.0
Operating asset turnover....................      2.2          2.3          2.5         2.5         2.8
Operating profit on operating assets (OP/OA)     (7.3)%       (0.3)%        8.7%        8.6%       13.1%
Return on ending stockholders' equity.......    (10.9)        (3.8)         5.5         8.5         7.2
Volume and Per Ton Data
Tons shipped (000)..........................    2,817        3,339        3,333       3,108       3,020
Average selling price per ton............... $    796     $    857     $    829    $    895    $    928
Gross profit per ton........................      150          171          190         201         207
Expenses per ton(7).........................      168          165          160         172         169
Operating profit per ton(8).................      (18)           6           30          29          38
Profit Margins
Gross profit as a percent of sales..........     18.8%        19.9%        22.9%       22.5%       22.3%
Expenses as a percent of sales(7)...........     21.1         19.2         19.3        19.3        18.2
Operating profit as a percent of sales(8)...     (2.3)         0.7          3.6         3.2         4.1
Other Data
Average number of employees.................    4,198        4,848        5,128       5,266       5,442
Tons shipped per average employee...........      671          689          650         590         555
Capital expenditures........................ $   13.4     $   34.7     $   31.6    $   40.1    $   41.3
Cash flow provided by (used for) operating
  activities................................    246.5        (62.7)        38.6       (29.0)       57.4
Dividends per common share..................     0.20         0.20         0.20        0.20        0.20

--------
Data in the "Financial Position at Year-End" section for the year 1997 includes amounts related to discontinued operations.

(1) Includes restructuring costs of $19.4 million pretax, loss on the sale of Mexican interests of $3.3 million pretax, the write-off of the investment in MetalSite, Inc. of $1.0 million pretax and a $1.3 million pretax gain on the sale of assets. Before these items, operating loss was $52.2 million, loss before taxes was $77.4 million, loss from continuing operations was $46.5 million, and basic and diluted loss per share were $1.88.
(2) Includes restructuring and plant closure costs of $27.8 million pretax, bad debt expense for a single customer of $16.2 million pretax, and a $4.4 million pretax pension curtailment gain. Before these items, operating profit was $35.5 million, income before income taxes was $6.1 million, income from continuing operations was $4.6 million, and basic and diluted earnings per share were $0.18.
(3) Includes a $1.8 million pretax gain on the sale of assets and plant closure costs of $3.6 million. Before these items, operating profit was $98.9 million, income before income taxes was $75.7 million, income from continuing operations was $39.3 million, and basic and diluted earnings per share were $1.60.
(4) Includes a $5.9 million pretax gain on the sale of assets. Before this gain, operating profit was $90.1 million, income before taxes was $77.1 million, income from continuing operations was $44.0 million, and basic and diluted earnings per share were $0.94 and $0.90, respectively.
(5) Includes a $8.9 million pretax pension curtailment gain and a $8.9 million pretax gain on the sale of assets. Before these gains, operating profit was $115.3 million, income before taxes was $101.7 million, income from continuing operations was $55.0 million, and basic and diluted earnings per share were $0.94 and $0.90, respectively.
(6) Current value of inventory consists of book value of inventory plus LIFO reserve.
(7) Expenses are defined as operating expenses (excluding the restructuring charge) plus depreciation and amortization.
(8) Operating profit is defined as gross profit minus expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION.

Background

   This section contains statements which constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Report on Form 10-K for cautionary information with respect to such forward-looking statements.

Critical Accounting Policies

   The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed under the caption "Statement of Accounting and Financial Policies" under Item 8. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, the Company believes its estimates and judgments associated with the reported amounts are appropriate in the circumstances.

   The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto in Item 8. "Financial Statements and Supplementary Data."

Management's Discussion and Analysis

                                                                      Results of Operations
                                                                   ----------------------------
                                                                     2001      2000      1999
                                                                   --------  --------  --------
                                                                   (Figures in millions, except
                                                                         per share data)
Net sales from continuing operations.............................. $2,243.5  $2,862.4  $2,763.5
Operating profit (loss) from continuing operations................    (74.6)     (4.1)     97.1
Income (loss) from continuing operations..........................    (60.2)    (25.1)     38.4
Gain (loss) on sale of discontinued operations....................       --      (4.8)     17.3
Net income (loss).................................................    (60.2)    (29.9)     55.7
Income (loss) per common share from continuing operations--diluted $  (2.44) $  (1.03) $   1.56
Net income (loss) per common share--diluted.......................    (2.44)    (1.22)     2.26
Average shares outstanding--diluted...............................     25.1      24.8      24.6

   The Company's primary business is metals distribution and processing. The Company reported a loss from continuing operations in 2001 of $60.2 million, or $2.44 per share, as compared with a loss from continuing operations of $25.1 million, or $1.03 per share, in 2000, and income of $38.4 million, or $1.56 per share, in 1999. Included in the 2001 results were restructuring charges of $11.9 million after tax, or $0.48 per share, and related inventory write-downs of $4.5 million after tax, or $0.18 per share. The 2000 results included restructuring charges of $17.7 million after tax, or $0.71 per share, and an additional provision (discussed below) of $12.3 million after tax, or $0.50 per share, to fully reserve for a receivable from a company that filed for bankruptcy. The 1999 income from continuing operations included $1.0 million after tax, or $0.04 per share, related to the gain from the sale of real estate.

   The Company, like many other companies in the industry, experienced a significant reduction in demand for its products in 2001. During the same period, metal prices also declined as demand from metal-using industries fell rapidly with the Company's volume dropping by 16% year over year. These extremely weak market conditions negatively impacted the Company's profitability for the year 2001.

   Regarding discontinued operations, on July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("ISC"), the Company's wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company's consolidated operations. In 1998, the Company recorded a $510.8 million after-tax gain from this transaction. In the second quarter of 1999, the Company recorded a favorable $17.3 million adjustment to taxes related to the gain on the sale of ISC. In the fourth quarter of 2000, the Company recorded a $4.8 million after-tax charge related to a claim by Ispat in connection with the sale of ISC.

Management's Discussion of Operations and Financial Condition

Comparison of 2001 with 2000--Continuing Operations

  Net Sales.

   Net sales of $2.24 billion in 2001 declined 22 percent from $2.86 billion in 2000 as a result of a 16 percent decrease in tons shipped and a 7 percent drop in average selling price per ton. Both volume and price were impacted by the weak market conditions. During 2001, the Company's share of the market declined to 10.6 percent from 11.0 percent in 2000 based on data from the Metals Service Center Institute.

  Gross Profit.

   Gross profit--the difference between net sales and the cost of materials sold--decreased 26 percent to $421.7 million in 2001 from $569.7 million in 2000. Gross profit as a percentage of sales decreased to 18.8 percent from 19.9 percent a year ago. The Company's decision to aggressively reduce inventory, coupled with worsening market conditions, reduced gross profit by $32 million in 2001, of which $22 million was incurred in the fourth quarter. The $32 million reduction consists of a $22 million impact due to the inclusion of older and higher-cost material in the cost of goods sold and a $10 million impact from inventory liquidation. Furthermore, 2001 gross profit was adversely impacted by $7.4 million in inventory write-downs associated with the restructuring. Excluding the restructuring related inventory write-down, gross profit as a percentage of sales decreased to 19.1 percent in 2001 from 19.9 percent a year earlier. Gross profit per ton declined to $150 ($152 excluding the restructuring-related inventory write-downs) from $171 in 2000.

  Expenses.

   Expenses--which consist of operating expenses (excluding restructuring charges, Mexico loss and MetalSite write-off discussed below), depreciation, and amortization--decreased 11 percent in 2001 to $473.9 million from $534.2 million excluding a $16.2 million bad debt provision in 2000. The decline was due to lower volume and further fixed cost reductions in 2001. Expenses per ton increased to $168 from $160, a 5 percent increase due to the volume decline. The average number of employees decreased 13 percent from 2000 to 2001 while tons shipped per employee, a key measure of productivity, decreased from 689 tons to 671 tons.

   In addition to the 2001 restructuring charge, excluded from the above expenses for 2001 are a $3.3 million loss resulting from the disposition of the Company's interests in Mexico and a $1 million write-off of the Company's investment in MetalSite, Inc.

  Operating Profit (Loss).

   Operating loss was $74.6 million in 2001 and $4.1 million in 2000. Volume decline and the erosion of gross profit margins in addition to the restructuring costs and the inventory write-downs were the primary factors in the widening operating loss. In 2001, operating results were negatively impacted by a restructuring charge of $19.4 million and related inventory write-downs of $7.4 million, a Mexico loss of $3.3 million and a $1.0 million write-off of the Company's investment in MetalSite, Inc., offset in part by a gain on the sale of assets of $1.3 million. In 2000, operating results were negatively impacted by an additional $16.2 million bad debt provision, restructuring and plant closure costs of $27.8 million, offset in part by a pension curtailment gain of $4.4 million. Excluding these items in both periods, operating profit of $35.5 million in 2000 declined to a loss of $44.8 million in 2001.

  Other Expense.

   Other expenses, primarily interest and financing costs, decreased to $25.2 million in 2001 from $29.4 million in 2000. Lower levels of short term borrowing, due primarily to lower working capital requirements, as well as the substitution of lower cost financing for higher cost debt in the second half of 2001, were responsible for the decrease.

  Provision for Income Taxes.

   In 2001, the Company recorded an income tax benefit of $39.6 million compared to $8.4 million in 2000. The effective tax rate was 39.7 percent in 2001 compared with 25.0 percent in 2000. In 2000, the effect of non-tax-deductible expense on the lower pretax loss was primarily responsible for the lower effective tax rate.

  Earnings Per Share.

   Diluted earnings per share from continuing operations was a loss of $2.44 in 2001 and $1.03 in 2000.

Comparison of 2000 with 1999--Continuing Operations

  Net Sales.

   Net sales of $2.86 billion in 2000 were 3.6 percent higher than the $2.76 billion reported in 1999. The higher net sales was due primarily to a $28 per ton increase in average selling price, from $829 in 1999 to $857 in 2000, as tons shipped remained virtually unchanged. Almost all of the change in average selling price was attributable to surcharges on stainless products, which were passed through to customers. During 2000, the Company's share of the market remained virtually unchanged at 11 percent based on data from the Metals Service Center Institute.

  Gross Profit.

   Gross profit decreased 9.8 percent to $569.7 million in 2000 from $631.9 million in 1999. Gross profit as a percentage of sales decreased to 19.9 percent in 2000 from 22.9 percent in 1999 due primarily to the Company's inability to pass along to customers increases in material costs, as gross profit per ton declined to $171 from $190.

  Expenses.

   Expenses increased 3.3 percent in 2000 to $550.4 million from $533.0 million in 1999. Negatively impacting year 2000 was the additional provision to fully reserve for a $16.2 million receivable due from a west central Indiana coil converter which filed for bankruptcy. The converter, with which the Company had anticipated a long-term business relationship, experienced financial and operating problems, which precipitated its bankruptcy petition in January 2001. Excluding the additional provision, expenses of $534.2 million increased minimally from 1999. On that basis, expenses per ton remained unchanged at $160. The average number of employees decreased 5.5 percent from 1999 to 2000, and tons shipped per employee increased from 650 tons to 689 tons.

  Operating Profit (Loss).

   Operating loss in 2000 was $4.1 million compared with an operating profit of $97.1 million in 1999. In 2000, in addition to the $16.2 million receivable reserve discussed above, operating results were negatively impacted by restructuring and plant closure charges of $27.8 million, offset in part by a pension curtailment gain of $4.4 million. Operating profit in 1999 was negatively impacted by plant closure costs of $3.6 million, offset in part by a $1.8 million gain on the sale of real estate. Excluding these items in both periods, operating profit declined to $35.5 million in 2000 from $98.9 million in 1999, primarily due to gross profit margin erosion.

  Other Expense.

   Interest and other expense on debt increased to $29.7 million in 2000 from $24.2 million in the prior year. Higher average short-term borrowing in 2000, due to lower earnings and higher working capital requirements, was responsible for the increase in interest expense.

  Provision for Income Taxes.

   In 2000, the Company booked an income tax credit of $8.4 million as compared with an income tax expense of $34.8 million in 1999. The effective tax rate was
25.0 percent in 2000 and 47.1 percent in 1999. The effect of non-tax-deductible expense on the pretax loss reported in 2000 was primarily responsible for the change in the effective tax rate between the two years.

  Earnings Per Share.

   Diluted earnings per share from continuing operations was a loss of $1.03 in 2000 compared with earnings of $1.56 in 1999.

Liquidity and Financing

   The Company finished 2001 with cash and cash equivalents of $20.5 million compared with $23.8 million at year-end 2000. Net cash provided from operating activities was $246.5 million in 2001 compared with net cash used for operating activities of $62.7 million in 2000. The primary reasons for the increase in net cash provided from operations were the reduction of inventory and the sale of receivables. At the end of 2001, the Company had $105 million outstanding fundings under its trade receivables securitization facility, no short-term funded borrowing under its credit facility and $61 million of letters of credit issued under the credit facility. At year-end 2000, the Company had $97 million of borrowing and no letters of credit issued under the credit facility and did not have the trade receivables securitization facility. At year-end 2001, the Company had total short-term funding sources available of $116 million comprised of $42 million from the trade receivables securitization and $74 million from the credit facility, compared to 2000 year-end availability of $153 million under the credit facility.

   The Company ended 2001 with a $250 million trade receivables securitization facility and a $175 million credit facility secured by inventory (the latter amending its $250 million unsecured credit facility in 2001). On March 29, 2001, the Company closed a 364-day $250 million trade receivables securitization facility, in connection with which the Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. This subsidiary is part of the Company's consolidated financial statements. Fundings under this facility were limited to the lesser of a funding base, comprised of eligible receivables, and $250 million. The availability of funds under this facility was based on the level of the Company's receivables, which would have allowed $42 million of additional funding at December 31, 2001. The facility required the Company to comply with various affirmative and negative covenants. The facility required early amortization if the special-purpose subsidiary did not maintain a minimum equity requirement and terminated on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables. The facility also terminated if the Company failed to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

   On March 15, 2002, the Company's lenders renewed the facility for a 364-day period ending March 14, 2003. The facility was amended to reduce maximum availability to $200 million. The amended facility does not terminate in the event the Company fails to maintain specified unsecured long-term debt ratings. The Company will be required to meet certain additional financial covenants, as described under "Subsequent Event" below.

   At December 31, 2000, the Company's credit facility was unsecured and had a borrowing limit of $250 million. In January 2001, availability was reduced to $125 million when the banks granted a temporary waiver due to the Company's technical default of the fixed charge coverage ratio related to fourth quarter 2000 results. On February 22, 2001, the Company revised the credit agreement terms with its banks to include a change of the credit line to $150 million, collateralization with the Company's inventory, and an adjustment of the interest rate to market, which was approximately one percentage point higher than the rate under the previous agreement. Subsequently, in July 2001, the Company amended the credit facility, increasing the amount to $175 million, extending the maturity from September 5, 2002 to July 19, 2004, amending certain covenants, and adjusting pricing. On December 21, 2001, the Company and lenders amended the facility, revising the minimum net worth covenant calculation.

   The $175 million credit facility remains secured by inventory and contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. The facility also contains certain financial covenants, including covenants regarding net worth and the Company's debt-to-capital ratio, with which the Company is in compliance, and cross-default provisions to other financing arrangements. During 2001 the maximum borrowing under the credit facility was $104 million compared to $188 million the prior year.

   At December 31, 2001, $40 million of the $175 million credit facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. Letters of credit issued under the facility reduce the amount available for borrowing. At December 31, 2001, the Company had $61 million of letters of credit outstanding, primarily related to the PBGC guaranty discussed below, and no short-term borrowings under the credit facility. Therefore, the Company had $74 million available under its credit facility at year-end 2001.

   As a condition of completing the ISC/Ispat Transaction, Ispat, ISC and the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan (now the Ispat Inland Inc. Pension Plan). The agreement also required the Company to provide collateral for its guarantee in the event of a downgrade of the Company's unsecured debt rating below specified levels. On May 1, 2001, Moody's Investors Services reduced its rating on such unsecured debt to Ba3, below the specified levels; and in July 2001, the Company provided a letter of credit in the amount of $50 million to the PBGC under the credit facility discussed above.

   On July 16, 2001, the Company redeemed the $142.2 million outstanding balance of its 8-1/2% Notes that matured on that date. $100 million of the Company's 9-1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the credit facility described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility.

   The Company may not pay dividends or repurchase stock if the availability of funds under the credit facility is less than $25 million. The Company is also limited to a maximum payment of $10 million in dividends and stock purchases, excluding certain employee benefit transactions, in any calendar year.

   The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $57.9 million, including approximately $14.5 million in 2002, $11.7 million in 2003, $9.9 million in 2004, $4.6 million in 2005, $4.0 million in 2006 and $13.2 million thereafter.

   The Company believes that its present cash position, cash flow anticipated from operations, and cash available from the above facilities will provide sufficient liquidity to fund its capital program and meet any operating cash requirements that may arise for at least the next year.

   The ratio of the Company's long-term debt, including the portion due within one year, to total capitalization was 15 percent at December 31, 2001, compared with 26 percent at year-end 2000.

Subsequent Event

   On March 15, 2002, the Company's lenders renewed its trade receivables securitization for a 364-day period ending March 14, 2003, reducing the facility from $250 million to $200 million, and modifying certain termination events and covenants including, among other things, eliminating the termination of the facility if the Company fails to maintain specified debt ratings on its long-term unsecured debt. Fundings under the renewed facility are limited to the lesser of a funding base, comprised of eligible receivables, and $200 million. The amended facility requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company's debt-to-capital ratio. The Company is in compliance with these covenants. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectibility of the receivables and failure of the Company to meet the debt to capital ratio and net worth covenants. The facility also contains cross-default provisions to other financing arrangements.

   At March 15, 2002, the Company had total short-term funding sources available of $145 million comprised of $73 million from the trade receivables securitization facility and $72 million from the credit facility, compared to 2001 year end total short-term funding availability of $116 million.

Capital Expenditures

   Capital expenditures during 2001 totaled $13.4 million, compared with $34.7 million in 2000. Capital expenditures were primarily for buildings, machinery and equipment.

   The Company anticipates capital expenditures, excluding acquisitions, to be in the range of $10 million to $20 million in 2002, which will continue to maintain or improve the Company's processing capacity.

Restructuring

   During the fourth quarter of 2001, the Company recorded a pretax restructuring charge of $19.4 million to reflect costs associated with a reduction in workforce of approximately 180 people ($6.4 million), asset write-offs ($10.3 million) and lease obligations ($2.7 million) due to plant consolidation. In addition, the Company recorded inventory write-downs of $7.4 million resulting from streamlining certain product lines to facilitate consolidation of facilities.

   As part of the restructuring, certain facilities in Detroit and Holland, Michigan will be closed and the Company plans to consolidate two facilities in Chicago into one location. It is expected that the restructuring actions will be completed by year-end 2002. In preparation for the Company's planned disposition of one property, the Company has initiated environmental studies to determine the extent of any remediation that may be required. The result of the study and its potential impact on the Company's financial position is not yet known or estimable.

   During the second quarter of 2000, the Company recorded a $23.3 million restructuring provision to reflect costs associated with plant closings and regional office consolidations. The 2000 restructuring actions have been completed.

ISC Sale Contingencies

   Pursuant to the ISC/Ispat Merger Agreement, the Company agreed to indemnify Ispat up to $90 million for losses, if they should arise, exceeding certain minimum amounts in connection with breaches of representations and warranties contained in the ISC/Ispat Merger Agreement and for expenditures and losses, if they should arise, relating to certain environmental liabilities exceeding, in most instances, minimum amounts. There are also certain other covenant commitments made by the Company contained in the ISC/Ispat Merger Agreement which are not subject to the $90 million limit. In general, Ispat must have made indemnification claims with respect to breaches of representations and warranties prior to March 31, 2000; however, claims relating to breaches of representations and warranties related to tax matters and certain organizational matters must be made within 90 days after the expiration of the applicable statute of limitations, and claims with respect to breaches of representations and warranties related to environmental matters must be made prior to July 16, 2003.

   On May 29, 2001, the Company settled a number of disputes with Ispat that had arisen under the ISC/Ispat Merger Agreement. The settled disputes included Ispat's claim against the Company for indemnification in connection with the resolution of a federal lawsuit and investigation relating to the sale of polymer-coated steel by ISC to a culvert fabricator for use in highway construction projects in Louisiana and other claims, but excluded environmental claims, for which Ispat may make claims until July 2003. Pursuant to the May 29, 2001 settlement, the Company paid $7.5 million to Ispat and the parties released certain claims each had against the other. The Company had recorded a $7.5 million pretax charge in 2000 for the potential exposure related to the Louisiana proceedings. Therefore, there was no impact of the settlement on 2001 results.

   The Company has purchased environmental insurance with coverage up to $90 million covering certain environmental matters payable directly to Ispat and ISC. Ispat has notified the Company of certain environmental matters and of certain environmental expenses that Ispat has incurred. Based on the current status of these matters, the Company is unable to determine whether any such environmental matters and expenses will result in indemnification payments to Ispat.

   As part of the ISC/Ispat Transaction, the Inland Steel Industries Pension Plan (the "ISC Pension Plan"), in which employees of both ISC and the Company participated, was transferred to ISC. The Company's remaining employees that formerly had participated in the ISC Pension Plan became participants in Ryerson Tull's pension plan. The ISC Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation ("PBGC"), an agency of the U.S. government. As a condition to completing the ISC/Ispat Transaction, Ispat, ISC, the Company and a formerly majority-owned subsidiary of the Company that merged into the Company in 1999, entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan and to secure ISC Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, for five years, of the obligations of Ispat and ISC to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan. As discussed previously, the Company provided a $50 million letter of credit to the PBGC in July 2001. The guaranty is included in the $90 million limit on the Company's indemnification obligations.

Deferred Tax Asset

   At December 31, 2001, the Company had a net deferred tax asset of $105 million.

   The Company will be required to generate approximately $18 million of future taxable income to fully utilize the $6 million NOL carryforward asset related to regular federal income tax purposes at December 31, 2001, which expires in 2021. The Company will also be required to generate approximately $190 million of future taxable income to fully utilize the $9 million NOL carryforward asset available for state income tax purposes, which expires between 2010 and 2021. In addition to income generated by future profitable operations, these deferred tax assets will be partially offset by existing deferred tax liabilities within the carryforward period. The Company believes that it is more likely than not that this net deferred tax asset will be realized prior to its expiration.

   In addition to the NOL carryforward tax assets, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available at December 31, 2001, AMT credit carryforwards of approximately $54 million, which may be used indefinitely to reduce regular federal income taxes. The Company also had other general business credit carryforwards for tax purposes of approximately $3 million, which expire during the years 2003 through 2010. The Company believes that it is more likely than not that all of its tax credits will be realized.

Recent Accounting Pronouncements

   The Company adopted Financial Accounting Standards Board Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of 2001. The Company is currently not involved with derivative instruments or hedging activity as addressed in the Statement. In the past the Company had only limited involvement with hedges and did not use derivative financial instruments for speculative or trading purposes. The adoption of SFAS 133 had no impact on the Company's financial statements.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are to be accounted for by the purchase method.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. SFAS 142 will also require that recognized intangible assets be amortized over their respective estimated useful lives. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

   The Company will adopt SFAS 142 beginning January 1, 2002 and has determined that an impairment charge of $91.1 million will be required. The Company will record a non-cash charge of $91.1 million, or $82.2 million after tax, to write off the entire goodwill asset in the first quarter of 2002 and will report the charge as the cumulative effect of a change in accounting principle.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will become effective for the Company beginning January 1, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" and it will be effective for the Company beginning January 1, 2002. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.

Other Matters

  Mexico

   In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. ("AHMSA") entered into an agreement to sell the Company's 50 percent interest in their joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture's Guadalajara facility. Through December 31, 2001, the Company has received $8.4 million from the sale of a portion of the inventory. The cash received is accounted for as cash inflow from operating activities. On December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico S.A de C.V. to Grupo Collado, S.A. de C.V. As a result of the above transactions, the Company recorded a $3.3 million loss on the sale of its Mexican interests.

  IMF Steel International, Inc.

   During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. As a result of the dissolution, the Company received $2.9 million, which is accounted for as a cash inflow from investing activities. This transaction had no impact on the net earnings for 2001.

  MetalSite, Inc.

   During the second quarter of 2001, the Company recorded a $1.0 million charge to write-off its investment in MetalSite, Inc. which was an Internet steel marketplace that halted commercial operations in the second quarter.

  Bankrupt Coil Converter

   In 2000, the Company fully reserved for a $16.2 million receivable due from a west central Indiana coil converter which filed for bankruptcy. In 2001, the Company wrote off the $16.2 million receivable.

Outlook

   The Company's business has been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through year-end 2001, due to softening demand from customers in the cyclical downturn in the U.S. economy. We have yet to see sustainable signs of improvement in business conditions. During 2001 and 2000, the Company implemented cost-reduction programs to lower its cost structure, including workforce reduction and facility consolidations, which will be completed during 2002. Despite the implementation of these cost-savings measures, if weakness in product demand continues and volumes and pricing remain low, reduced sales could materially adversely affect operating income and earnings. If metal prices increase due to product demand, supplier consolidations, trade law changes or other factors, it is possible that we may not be able to pass our increased material costs fully to customers due to the competitive nature of the business.

   The Company's pension plan currently meets the minimum funding requirements under the Employee Retirement Income Security Act (ERISA). However, pension trust investment returns have been negatively impacted by the recent poor performance of the stock market. Although we do not expect to have any ERISA-required pension plan contributions during 2002, we may elect to make voluntary contributions to improve the plan's funded status. In the event that asset returns do not improve, the Company could have future sizeable pension contribution requirements beginning as soon as 2003. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has no involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company's cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $105 million at December 31, 2001 and $252 million at December 31, 2000, as compared with the carrying value of $101 million and $243 million at year-end 2001 and 2000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Index to Consolidated Financial Statements

                                                                                                            Page
                                                                                                            ----
Financial Statements
   Report of Independent Accountants.......................................................................  24
   Consolidated Statements of Operations and Reinvested Earnings for the three years ended
     December 31, 2001.....................................................................................  25
   Consolidated Statement of Cash Flows for the three years ended December 31, 2001........................  26
   Consolidated Balance Sheet at December 31, 2001 and 2000................................................  27
   Consolidated Statement of Comprehensive Income for the three years ended December 31, 2001..............  28
   Schedules to Consolidated Financial Statements: Property, Plant and Equipment...........................  28
   Statement of Accounting and Financial Policies..........................................................  29
   Notes to Consolidated Financial Statements..............................................................  30
Financial Statements Schedule
   II--Valuation and Qualifying Accounts...................................................................  45
   All other schedules are omitted because they are not applicable. The required information is shown in the Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ryerson Tull, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 23 present fairly, in all material respects, the financial position of Ryerson Tull, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
February 20, 2002

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                 (Dollars in millions, except per share data)

                                                                                    Year ended December 31,
                                                                                 ----------------------------
                                                                                   2001      2000      1999
                                                                                 --------  --------  --------
Net sales....................................................................... $2,243.5  $2,862.4  $2,763.5
   Cost of materials sold.......................................................  1,821.8   2,292.7   2,131.6
                                                                                 --------  --------  --------
Gross profit....................................................................    421.7     569.7     631.9
   Operating expense............................................................    442.1     518.6     500.9
   Depreciation and amortization................................................     31.8      31.8      32.1
   Restructuring and plant closure costs........................................     19.4      27.8       3.6
   Loss on sale of Mexican interests............................................      3.3        --        --
   Write-off of investment in MetalSite, Inc....................................      1.0        --        --
   Pension curtailment gain.....................................................       --      (4.4)       --
   Gain on sale of assets.......................................................     (1.3)       --      (1.8)
                                                                                 --------  --------  --------
Operating profit (loss).........................................................    (74.6)     (4.1)     97.1
Other expense
   Other income and expense, net................................................     (5.9)      0.3       1.0
   Interest and other expense on debt...........................................    (19.3)    (29.7)    (24.2)
                                                                                 --------  --------  --------
Income (loss) before income taxes, minority interest and discontinued operations    (99.8)    (33.5)     73.9
Provision (benefit) for income taxes (Note 12)..................................    (39.6)     (8.4)     34.8
                                                                                 --------  --------  --------
Income (loss) before minority interest and discontinued operations..............    (60.2)    (25.1)     39.1
Minority interest in RT.........................................................       --        --       0.7
                                                                                 --------  --------  --------
Income (loss) from continuing operations........................................    (60.2)    (25.1)     38.4
Discontinued operations--Inland Steel Company
   Gain (loss) on sale (net of tax of $2.7 cr. in 2000).........................       --      (4.8)     17.3
                                                                                 --------  --------  --------
Net income (loss)...............................................................    (60.2)    (29.9)     55.7
Dividend requirements for preferred stock.......................................      0.2       0.2       0.2
                                                                                 --------  --------  --------
Net income (loss) applicable to common stock.................................... $  (60.4) $  (30.1) $   55.5
                                                                                 ========  ========  ========
Per share of common stock
   Basic:
     Income (loss) from continuing operations................................... $  (2.44) $  (1.03) $   1.56
     Inland Steel Company--gain (loss) on sale..................................       --     (0.19)     0.71
                                                                                 --------  --------  --------
     Basic earnings (loss) per share............................................ $  (2.44) $  (1.22) $   2.27
                                                                                 ========  ========  ========
   Diluted:
     Income (loss) from continuing operations................................... $  (2.44) $  (1.03) $   1.56
     Inland Steel Company--gain (loss) on sale..................................       --     (0.19)     0.70
                                                                                 --------  --------  --------
     Diluted earnings (loss) per share.......................................... $  (2.44) $  (1.22) $   2.26
                                                                                 ========  ========  ========
Retained earnings at beginning of year.......................................... $  506.8  $  541.8  $  491.2
Net income (loss) for the year..................................................    (60.2)    (29.9)     55.7
Dividends declared:
   Common ($0.20 per share).....................................................     (5.0)     (4.9)     (4.9)
   Preferred (Note 6)...........................................................     (0.2)     (0.2)     (0.2)
                                                                                 --------  --------  --------
Retained earnings at end of year................................................ $  441.4  $  506.8  $  541.8
                                                                                 ========  ========  ========

See Notes to Consolidated Financial Statements on pages 30-44.

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                   Increase (decrease) in Cash Years
                                                                           ended December 31
                                                                   --------------------------------
                                                                      2001         2000      1999
                                                                    -------       ------    ------
Operating Activities
Net income (loss)................................................. $ (60.2)      $(29.9)   $ 55.7
                                                                    -------       ------    ------
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:
   Depreciation and amortization..................................    31.8         31.8      32.1
   Deferred income taxes..........................................    (7.2)       (12.8)     27.6
   Deferred employee benefit cost.................................    (2.1)        (6.2)     (5.9)
   Restructuring and plant closure costs..........................    19.4         27.8       3.6
   (Gain) loss from sale of ISC, net of tax.......................      --          4.8     (17.3)
   Loss on the sale of Mexican interests..........................     3.3           --        --
   Write-off of investment in MetalSite, Inc......................     1.0           --        --
   Gain from sale of assets.......................................    (1.3)          --      (1.8)
   Change in:
       Receivables................................................   168.8         22.5      (7.7)
       Inventories................................................   176.7        (25.1)     (8.2)
       Accounts payable...........................................   (44.1)       (63.6)    (13.7)
       Other accrued liabilities..................................   (36.3)       (18.0)    (28.5)
   Other items....................................................    (3.3)         6.0       2.7
                                                                    -------       ------    ------
       Net adjustments............................................   306.7        (32.8)    (17.1)
                                                                    -------       ------    ------
       Net cash provided by (used for) operating activities.......   246.5        (62.7)     38.6
                                                                    -------       ------    ------

Investing Activities
Capital expenditures..............................................   (13.4)       (34.7)    (31.6)
Acquisitions (Note 13)............................................      --           --     (66.0)
Proceeds from sale of investment..................................     2.9           --        --
Proceeds from sales of assets.....................................     5.1          4.7       9.4
                                                                    -------       ------    ------
       Net cash used for investing activities.....................    (5.4)       (30.0)    (88.2)
                                                                    -------       ------    ------

Financing Activities
Long-term debt retired............................................  (142.2)       (14.8)       --
Net change in short-term borrowing................................   (97.0)        97.0        --
Dividends paid....................................................    (5.2)        (5.1)     (5.1)
Acquisition of treasury stock.....................................      --         (0.1)     (5.4)
                                                                    -------       ------    ------
       Net cash provided by (used for) financing activities.......  (244.4)        77.0     (10.5)
                                                                    -------       ------    ------
Net decrease in cash and cash equivalents.........................    (3.3)       (15.7)    (60.1)
Cash and cash equivalents - beginning of year.....................    23.8         39.5      99.6
                                                                    -------       ------    ------
Cash and cash equivalents - end of year........................... $  20.5       $ 23.8    $ 39.5
                                                                    =======       ======    ======

Supplemental Disclosures
Cash paid (received) during the year for:
   Interest....................................................... $  23.9       $ 28.7    $ 23.8
   Income taxes, net..............................................   (23.5)         9.5      22.5

See Notes to Consolidated Financial Statements on pages 30-44.

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                                                                                    At December 31
                                                                                                  ------------------
                                                                                                    2001      2000
                                                                                                  --------  --------
Assets
    Current assets:
       Cash and cash equivalents................................................................. $   20.5  $   23.8
       Receivables less provision for allowances, claims and doubtful accounts of $10.7 and
        $24.5, respectively......................................................................    119.6     285.4
       Inventories (Note 2)......................................................................    399.5     567.8
       Deferred income taxes (Note 12)...........................................................      0.7        --
                                                                                                  --------  --------
       Total current assets......................................................................    540.3     877.0
    Investments and advances.....................................................................      6.0      22.3
    Property, plant and equipment, at cost, less accumulated depreciation (see details on page
     28).........................................................................................    249.7     274.7
    Deferred income taxes (Note 12)..............................................................    104.7      69.4
    Intangible pension asset.....................................................................      8.4        --
    Prepaid pension costs (Note 10)..............................................................       --      23.5
    Excess of cost over net assets acquired, less accumulated amortization of $40.5 and $35.6,
     respectively................................................................................     91.1      96.5
    Deferred charges and other assets............................................................      9.7       8.7
                                                                                                  --------  --------
       Total assets.............................................................................. $1,009.9  $1,372.1
                                                                                                  ========  ========

Liabilities
    Current liabilities:
       Accounts payable.......................................................................... $   93.5  $  137.6
       Accrued liabilities:......................................................................
          Salaries, wages and commissions........................................................     17.1      19.4
          Taxes..................................................................................     12.9      22.6
          Interest on debt.......................................................................      4.2      10.5
          Terminated facilities costs (Note 11)..................................................      9.7       7.7
          Other accrued liabilities..............................................................      6.3      20.6
    Deferred income taxes (Note 12)..............................................................       --       0.8
    Short-term borrowing (Note 4)................................................................       --      97.0
    Long-term debt due within one year: Ryerson Tull 8.5% Notes (Note 5).........................       --     142.5
                                                                                                  --------  --------
       Total current liabilities.................................................................    143.7     458.7
    Long-term debt: Ryerson Tull 9.125% Notes due July 15, 2006 (Note 5).........................    100.6     100.7
    Deferred employee benefits (Note 10).........................................................    213.9     151.0
                                                                                                  --------  --------
       Total liabilities.........................................................................    458.2     710.4
                                                                                                  --------  --------
    Commitments and contingencies (Note 15)......................................................       --        --
                                                                                                  --------  --------

Stockholders' Equity
    Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series, aggregate
     liquidation value of $3.5 in 2001 and 2000 (Note 6).........................................      0.1       0.1
    Common stock, $1.00 par value; authorized--100,000,000 shares; issued--50,556,350 shares
     (Notes 6 through 8).........................................................................     50.6      50.6
    Capital in excess of par value (Note 6)......................................................    862.5     862.8
    Retained earnings............................................................................    441.4     506.8
    Restricted stock awards......................................................................     (0.1)     (0.2)
    Treasury stock at cost--Common stock of 25,767,918 shares in 2001 and 25,782,477 shares
     in 2000 (Note 6)............................................................................   (753.6)   (754.1)
    Accumulated other comprehensive income (Note 6)..............................................    (49.2)     (4.3)
                                                                                                  --------  --------
       Total stockholders' equity................................................................    551.7     661.7
                                                                                                  --------  --------
       Total liabilities and stockholders' equity................................................ $1,009.9  $1,372.1
                                                                                                  ========  ========

See Notes to Consolidated Financial Statements on pages 30-44.

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in millions)

                                                                              Year ended December 31
                                                                              ----------------------
                                                                               2001     2000   1999
                                                                              -------  ------  -----
Net income (loss)............................................................ $ (60.2) $(29.9) $55.7
Other comprehensive income (loss):...........................................
   Foreign currency translation adjustments..................................     2.2    (1.4)   0.4
   Minimum pension liability adjustment, net of tax of $29.6 cr. in 2001 and
     $18.3 in 1999...........................................................   (47.1)     --   26.9
                                                                              -------  ------  -----
Comprehensive income (loss).................................................. $(105.1) $(31.3) $83.0
                                                                              =======  ======  =====

                SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)

                                                    At December 31
                                                    --------------
                                                     2001    2000
                                                    ------  ------
              Property, Plant and Equipment
              Land and land improvements........... $ 28.9  $ 28.7
              Buildings, machinery and equipment...  563.6   564.6
              Transportation equipment.............    2.6     3.4
                                                    ------  ------
                 Total.............................  595.1   596.7
              Less: Accumulated depreciation.......  345.4   322.0
                                                    ------  ------
                 Net property, plant and equipment. $249.7  $274.7
                                                    ======  ======

See Notes to Consolidated Financial Statements on pages 30-44.

                STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES

   Principles of Consolidation. The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50-percent-owned and controlled. The Company's investments in less than majority-owned joint ventures are accounted for under the equity method. Minority interest represents outside shareholders' 13 percent interest in a majority-owned subsidiary of the Company prior to this subsidiary's merger into the Company on February 25, 1999.

   Revenue Recognition.   Revenue is recognized upon shipment of goods to
customers.

   Per Share Results. Basic per share results are based on the weighted average number of common shares outstanding and take into account the dividend requirements of preferred stock. Diluted per share results reflect the dilutive effect of outstanding stock options, the further dilutive effect of the assumed conversion into common stock of the outstanding shares of convertible preferred stock, and the elimination of the related preferred stock dividends

   Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company's cash management portfolio.

   Inventory Valuation. Inventories are valued at cost, which is not in excess of market. Cost is determined by the last-in, first-out ("LIFO") method.

   Property, Plant and Equipment. Property, plant and equipment is depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. The provision for depreciation is based on the estimated useful lives of the assets (45 years for buildings and 14.5 years for machinery and equipment). Expenditures for normal repairs and maintenance are charged against income in the period incurred.

   Excess of Cost Over Net Assets Acquired.   The excess of cost over the fair
value of net assets of businesses acquired is being amortized over 25-year periods.

   Long-lived Assets. Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized.

   Stock-Based Compensation. Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Company's stock at the end of the period.

   Shipping and Handling Fees and Costs. Shipping and handling fees and costs, primarily distribution costs, are classified as an operating expense in the financial statements. These costs totaled $64.1 million in 2001, $77.7 million in 2000 and $79.0 million in 1999.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

   Reclassification. Certain items previously reported have been reclassified to conform with the 2001 presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:__Reorganization and Recapitalization

   On February 25, 1999, the Company and its majority-owned subsidiary, Ryerson Tull, Inc. ("RT"), merged through the process of converting each share of RT Class A common stock into 0.61 share of Company common stock. After the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. All references to RT in these financial statements refer to the pre-merger, majority-owned subsidiary of the Company.

   The merger was accounted for as a purchase for financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of RT in proportion to the 13% minority interest were recorded at their fair values at the effective time of the merger.

   On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("ISC"), the Company's wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company's consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). In the fourth quarter of 2000, the Company recorded a $7.5 million pretax charge related to Ispat's claim for indemnification in connection with the resolution of a federal lawsuit. In the second quarter of 1999, the Company reported a favorable $17.3 million adjustment to taxes for the gain on the sale of ISC.

Note 2:__Inventories

Inventories were classified on December 31 as follows:

                                                 2001       2000
                                                ------     ------
                                              (Dollars in Millions)
             In process and finished products   $399.3     $567.6
             Supplies........................      0.2        0.2
                                                ------     ------
             Total...........................   $399.5     $567.8
                                                ======     ======

   Replacement costs for the LIFO inventories exceeded LIFO values by approximately $10 million and $41 million on December 31, 2001 and 2000, respectively. The liquidation of LIFO layers had a $22 million unfavorable impact on material cost in 2001.

Note 3:__Accounts Receivable Securitization

   On March 29, 2001, the Company and certain of its subsidiaries completed arrangements for a $250 million 364-day trade receivables securitization facility with a group of financial institutions. The Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary ("Ryerson Tull Receivables LLC") for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible trade accounts receivable to certain commercial paper conduits. This securitization facility includes substantially all of the Company's accounts receivable. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, or $250 million.

   Sales of accounts receivable are reflected as a reduction of "receivables less provisions for allowances, claims and doubtful accounts" in the Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables are less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximates the conduits' financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $8.5 million in 2001, are charged to "other income and expense, net" in the Consolidated Statement of Operations.

   Generally, the facility provides that as payments are collected from the sold accounts receivable, the special- purpose subsidiary may elect to have the commercial paper conduits reinvest the proceeds in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special-purpose subsidiary. In calculating the fair market value of the Company's retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The facility, scheduled to expire March 28, 2002, requires the Company to comply with various affirmative or negative covenants and requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables, or the Company's failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor's and B2 by Moody's.

   The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

                                                 Twelve Months Ended
                                                  December 31, 2001
                                                 -------------------
            Proceeds from new securitizations...       $  200
            Proceeds from collections reinvested       $1,084

Note 4:__Borrowing Arrangements

   On December 31, 2001, the Company had no borrowing outstanding under its credit facility. The facility, which extends to July 2004, requires compliance with various financial covenants including minimum net worth and debt-to-capital ratios. Due to fourth quarter 2000 results, the Company was in technical default of the fixed charge coverage ratio under its revolving credit agreement. The committed banks granted a temporary waiver of the default, in connection with which the amount available under the Company's line was reduced from $250 million to $125 million. On February 22, 2001, the Company negotiated revised revolving credit agreement terms with its banks. Included in the revised terms were a change of the credit line to $150 million collateralized with the Company's inventory and an adjustment of the interest rate to market, which was approximately one percentage point higher than the rate under the previous agreement. On July 25, 2001, the Company amended the facility, increasing the credit line to $175 million, extending the maturity to July 19, 2004, amending certain covenants, and adjusting pricing. On December 21, 2001, the Company and lenders amended the facility, revising the minimum net worth covenant calculation.

Note 5:__Long-Term Debt

   In July 1996, RT sold $150 million of 8.5 percent Notes, due July 15, 2001, and $100 million of 9.125 percent Notes, due July 15, 2006, in a public offering. The indenture under which the Notes were issued contains covenants limiting, among other things, the creation of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates, and mergers, consolidations and certain sales of assets. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. On February 26, 1999, the indenture trustee agreed to a supplement to the indenture agreement allowing the Company to succeed its subsidiary, RT, as obligee for the Notes.

   On February 1, 2000, the Company's subsidiary, Joseph T. Ryerson & Son, Inc., redeemed its $7.0 million Industrial Revenue Bond obligation. As a result, this subsidiary is no longer required to maintain specified amounts of working capital and net worth and to meet leverage tests as outlined in the loan agreement.

   On June 21, 2000, the Company purchased and retired $4.8 million of the $150 million 8.5% Notes maturing on July 15, 2001. On August 28, 2000, the Company purchased and retired an additional $3.0 million of the $150 million 8.5% Notes.

   On July 16, 2001, the Company redeemed the $142.2 million outstanding balance of its 8.5% Notes that matured on that date.

   Maturity of long-term debt due within five years is $100 million in 2006. See Note 15 regarding commitments and contingencies for other scheduled payments.

Note 6:__Capital Stock and Accumulated Other Comprehensive Income

   On December 31, 2001, 3,805,661 shares of common stock remained reserved for issuance under the Company's various stock plans and 80,230 are reserved for issuance upon conversion of shares of preferred stock.

   The Series A $2.40 Cumulative Convertible Preferred Stock, $1.00 par value per share ("Series A Preferred Stock"), is convertible into common stock at the rate of one share of common stock for each share of Series A Preferred Stock and is redeemable, at the Company's option, at $44 per share plus any accrued and unpaid dividends. Each such share is entitled to one vote and generally votes together with holders of common stocks as one class.

   The following table details changes in capital accounts:


                                                                                                           Accumulated Other
                                                                                                             Comprehensive
                                                                                              Capital in        Income
                                                                                 Preferred    Excess of  --------------------
                                               Common Stock   Treasury Stock   Stock Series A Par Value    Foreign    Minimum
                                              -------------- ----------------  -------------- ----------  Currency    Pension
                                              Shares Dollars Shares   Dollars  Shares Dollars  Dollars   Translation Liability
                                              ------ ------- -------  -------  ------ -------  -------   ----------- ---------
                                                               (Shares in Thousands and Dollars in Millions)
Balance at January 1, 1999................... 50,556  $50.6  (28,799) $(845.3)   82    $0.1     $897.2      $(3.3)    $(26.9)
   Conversion of RT Class A Common...........     --     --    3,265     95.6    --      --      (33.7)        --         --
   Acquisition of treasury stock.............     --     --     (264)    (5.4)   --      --         --         --         --
   Issued under employee stock plans.........     --     --        6      0.2    --      --       (0.1)        --         --
   Minimum pension liability (net of tax of
    $18.3)...................................     --     --       --       --    --      --         --         --       26.9
   Foreign currency translation..............     --     --       --       --    --      --         --        0.4         --
   Other changes.............................     --     --        9      0.2    --      --       (0.1)        --         --
                                              ------  -----  -------  -------    --    ----     ------      -----     ------
Balance at December 31, 1999................. 50,556   50.6  (25,783)  (754.7)   82     0.1      863.3       (2.9)        --
   Acquisition of treasury stock.............     --     --       (3)    (0.1)   --      --         --         --         --
   Issued under employee stock plans.........     --     --       (2)      --    --      --       (0.1)        --         --
   Conversion of Series A Preferred Stock....     --     --        1      0.1    (1)     --         --         --         --
   Foreign currency translation..............     --     --       --       --    --      --         --       (1.4)        --
   Other changes.............................     --     --        5      0.6    --      --       (0.4)        --         --
                                              ------  -----  -------  -------    --    ----     ------      -----     ------
Balance at December 31, 2000................. 50,556   50.6  (25,782)  (754.1)   81     0.1      862.8       (4.3)        --
   Issued under employee stock plans.........     --     --        5      0.2    --      --       (0.1)        --         --
   Conversion of Series A Preferred Stock....     --     --        1       --    (1)     --         --         --         --
   Foreign currency translation..............     --     --       --       --    --      --         --        2.2         --
   Minimum pension liability (net of tax of
    $29.6 cr.)...............................     --     --       --       --    --      --         --         --      (47.1)
   Other changes.............................     --     --        8      0.3    --      --       (0.2)        --         --
                                              ------  -----  -------  -------    --    ----     ------      -----     ------
Balance at December 31, 2001................. 50,556  $50.6  (25,768) $(753.6)   80    $0.1     $862.5      $(2.1)    $(47.1)
                                              ======  =====  =======  =======    ==    ====     ======      =====     ======

Note 7:__ Stock Option Plans

   The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       2001             2000          1999
                                      ------           ------         -----
                                  (Dollars in Millions (except per share data))
  Net income (loss)--as reported.     $(60.2)          $(29.9)        $55.7
  Net income (loss)--pro forma...     $(61.9)          $(32.8)        $53.0
  Earnings per share--as reported     $(2.44)          $(1.22)        $2.27
  Earnings per share--pro forma..     $(2.51)          $(1.34)        $2.16

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 1.00%; expected volatility of 47.20%; risk-free interest rate of 5.11%; and expected term of five years.

   In March 1999, after the merger of the Company and RT, the Compensation Committee of the Board of Directors of the Company authorized the substitution of Company common stock options for RT common stock options. As the exercise price of substituted options exceeded the then-current market price of Company stock and all other terms of the options remained unchanged, there was no material increase in value to the employees resulting from the substitution and no material increase in cost to the Company. 1,005,375 of Company stock options were substituted for 1,648,297 RT stock options. Options substituted retain their originally granted vesting schedules.

Company Plan

   The 1999 Incentive Stock Plan, approved by stockholders on April 28, 1999, provides for the issuance, pursuant to options and other awards, of 1.0 million shares of common stock plus shares available for issuance under the 1995 and 1992 Incentive Stock Plans, to officers and other key employees. As of December 31, 2001, a total of 595,127 shares were available for future grants. Options remain outstanding and exercisable under the 1995 and 1992 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the date of grant. Generally, options become exercisable over a three-year period with one-third becoming fully exercisable at the end of each year. Options expire ten years from the date of grant. During 2001, options were granted to 13 executive officers under the 1999 Plan. The following summarizes the status of options under the plans for the periods indicated:

                                                                                             Weighted
                                                                             Option Exercise Average
                                                                  Number of  Price or Range  Exercise
                                                                   Shares       Per Share     Price
                                                                  ---------  --------------- --------
Options (granted and unexercised) at December 31, 1998 (1,280,482
  exercisable)................................................... 1,355,482   $18.16-39.75    $28.14
   Granted.......................................................   433,500    16.03-24.81     16.73
   Exercised.....................................................        --             --        --
   Forfeited.....................................................  (171,797)   17.13-39.75     25.77
   Expired.......................................................  (690,524)   21.38-53.49     30.71
   Substituted for RT options.................................... 1,005,375    21.93-53.49     30.87
                                                                  ---------   ------------    ------
Options (granted and unexercised) at December 31, 1999 (1,262,170
  exercisable)................................................... 1,932,036    16.03-48.44     26.29
   Granted.......................................................   450,100    12.13-19.56     19.47
   Exercised.....................................................        --             --        --
   Forfeited.....................................................   (30,919)   17.13-45.42     27.70
   Expired.......................................................  (144,434)   21.38-45.42     32.44
                                                                  ---------   ------------    ------

                                                                                             Weighted
                                                                             Option Exercise Average
                                                                  Number of  Price or Range  Exercise
                                                                   Shares       Per Share     Price
                                                                  ---------  --------------- --------
Options (granted and unexercised) at December 31, 2000 (1,402,360
  exercisable)................................................... 2,206,783    12.13-48.44    24.48
   Granted....................................................... 1,045,000           8.88     8.88
   Exercised.....................................................        --             --       --
   Forfeited.....................................................  (187,482)    8.88-41.55    19.44
   Expired.......................................................  (161,817)   17.13-41.55    26.71
                                                                  ---------    -----------    -----
Options (granted and unexercised) at December 31, 2001 (1,505,018
  exercisable)................................................... 2,902,484     8.88-48.44    19.06
                                                                  =========    ===========    =====

--------
The weighted-average fair value of options granted during 2001 was $3.94.

   The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                                    Options Outstanding               Options Exercisable
                         ------------------------------------------ ------------------------
                                       Weighted-       Weighted-                Weighted-
                         Number of Average Remaining    Average     Number of    Average
Range of Exercise Prices  Shares   Contractual Life  Exercise Price  Shares   Exercise Price
------------------------ --------- ----------------- -------------- --------- --------------
$25.50 to $34.31........   27,087       1/2 year         $34.15       27,087      $34.15
 26.13 to  35.16........   48,357        1 years          34.72       48,357       34.72
 30.88..................   92,000        2 years          30.88       92,000       30.88
 41.55 to  48.44........   78,886        2 years          42.85       78,886       42.85
 28.50 to  38.35........  122,818        3 years          34.52      122,818       34.52
 24.69 to  33.22........  252,690        4 years          32.64      252,690       32.64
 23.05..................  168,425        5 years          23.05      168,425       23.05
 21.93 to  24.18........  223,870        6 years          21.95      223,870       21.95
 32.07..................   17,080        6 years          32.07       17,080       32.07
 16.03 to  24.81........  468,311        7 years          16.81      338,518       16.91
 19.56..................  404,460        8 years          19.56      133,472       19.56
 12.13..................    5,500        8 years          12.13        1,815       12.13
  8.88..................  993,000        9 years           8.88           --         N/A

   Stock appreciation rights ("SARs") may also be granted with respect to shares subject to outstanding options. No SAR has been granted since 1990 under the Company Plan. However, in 1998, SARs were granted under the Ryerson Tull 1996 Incentive Stock Plan and were substituted by Company SARs after the merger of the Company and RT. SAR compensation expense recorded by the Company was not material for any of the last three years.

   The 1999 Plan also provides, as did the 1995 and 1992 Plans, for the granting of restricted stock and performance awards to officers and other key employees. During 2001, no performance awards were granted while 3,337 shares subject to performance awards were forfeited. Also during 2001, 2,995 shares of restricted stock were issued, no shares of previously granted restricted stock vested, while 3,500 shares were forfeited. During 2000, performance awards totaling 56,800 shares were granted, while 3,014 shares subject to performance awards were forfeited. Also during 2000, 2,440 shares of previously granted restricted stock vested, while 7,252 shares were forfeited. No new restricted stock was issued in 2000. During 1999, restricted stock awards totaling 8,500 shares and performance awards totaling 55,000 shares were granted. Also during 1999, 12,964 shares of previously granted restricted stock awards vested while 1,372 shares of restricted stock awards were forfeited, 33,132 shares of restricted stock were substituted for RT restricted stock, and 2,848 shares were issued to recipients of performance awards previously granted while 45,413 shares subject to performance awards were forfeited.

   At December 31, 2001, there were 18,600 shares of restricted stock issued, but not vested, and 8,050 shares from performance awards earned, but not issued and not vested.

Director Plan

   The Ryerson Tull Directors' 1999 Stock Option Plan (the "Directors' Option Plan") provides that each person who is a non-employee director as of the close of each annual meeting, beginning with the 1999 annual meeting, will be awarded a stock option for shares having a value of $20,000 (based on the Black-Scholes option pricing model) and an exercise price equal to the fair market value of the Company's common stock on the date of grant. Individuals who become non-employee directors other than at an annual meeting are at the time of their election or appointment as a non-employee director awarded stock options for shares having a value that is prorated to reflect a partial year's service. The options awarded under the Directors' Option Plan may not be exercised prior to the day after the six-month anniversary of the grant date and expire no later than 10 years after the date of grant. A total of 300,000 shares of the Company's common stock are reserved for issuance under the Directors' Option Plan.

   On April 18, 2001, seven directors were granted a total of 31,990 option shares at an option price of $10.48 per share. Half of the options vested on October 19, 2001 with the remaining option shares vesting on April 18, 2002. On April 27, 2000, seven directors were granted a total of 26,180 option shares at an option price of $12.13. All of the option shares granted in 2000 have vested.

RT Plan

   The Ryerson Tull 1996 Incentive Stock Plan (the "RT Plan") provided for the issuance, pursuant to options and other awards, of 2.3 million shares of RT common stock to officers and other key employees. Under this plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the date of grant. With the completion of the merger of the Company and RT on February 25, 1999, no further shares were or will be issued under the RT Plan. The following summarizes the status of RT options under the RT Plan for the periods indicated:

                                                                   Option Exercise
                                                       Number of   Price or Range  Weighted Average
                                                        Shares        Per Share     Exercise Price
                                                       ----------  --------------- ----------------
Options (granted and unexercised) at December 31, 1998
  (920,176 exercisable)...............................  1,653,220  $13.38 - $32.63      $18.83
   Forfeited..........................................     (4,923)  13.38 -  20.26       17.61
   Substituted by Company options..................... (1,648,297)  13.38 -  32.63       18.83
Options at December 31, 1999..........................         --               --          --

   The RT Plan provided that SARs may be granted with substantially the same terms as the Company Plan. In 1998, SARs were granted with respect to 90,000 shares payable in cash, except under limited circumstances, at the rate of one SAR for each share subject to option.

   Upon completion of the merger of the Company and RT, each RT option, SAR and restricted stock share was substituted by 0.61 share of Company options and restricted stock. In addition, the exercise price of each option was adjusted by dividing the pre-merger exercise price per share of each RT option by 0.61.

Note 8:__Stockholder Rights Plan

   Pursuant to a stockholder rights plan, on November 25, 1997, the Company's Board of Directors declared a dividend distribution, payable to stockholders of record on December 17, 1997, of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights will expire December 17, 2007. On September 22, 1999, the stockholder rights plan was amended. Under this amended Plan, the Rights will separate from the common stock and a distribution will occur upon the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 10% or more of the outstanding common stock or the date a person enters an agreement providing for certain acquisition transactions or (ii) ten business days following publication of a tender or exchange offer that would result in any person or group beneficially owning 10% or more of the common stock (or a later date as the Board determines). Any person that publicly announced prior to September 22, 1999 that it holds 10% or more of the outstanding common stock ("Existing 10% Stockholder") will not cause a distribution to occur unless that person acquires additional common stock resulting in ownership of 15% or more.

   In the event that any person or group acquires 10% or more of the outstanding shares of common stock (15% in the case of an Existing 10% Stockholder), each Right will entitle the holder, other than such acquiring person or group, to purchase that number of shares of common stock of the Company having a market value of twice the exercise price of the Right. At any time thereafter if the Company consummates certain business combination transactions or sells substantially all of its assets, each Right will entitle the holder, other than the person or group acquiring 10% or more of the outstanding shares of common stock, to purchase that number of shares of the surviving company stock which at the time of the transaction would have a market value of twice the exercise price of the Right. The preceding sentences will not apply to (i) persons who acquire common stock pursuant to an offer for all outstanding shares of common stock which the independent directors determine to be fair to and otherwise in the best interest of the Company and its stockholders after receiving advice from one or more investment banking firms and (ii) certain persons owning less than 15% of the outstanding common stock (20% of the outstanding common stock in the case of an Existing 10% Stockholder) who report their ownership on Schedule 13G under the Securities Exchange Act of 1934 or on Schedule 13D under the Exchange Act, provided that they do not state any intention to or reserve the right to control or influence the Company and such persons certify that they acquired their shares inadvertently and will not acquire any additional shares of common stock.

   The Rights will not have voting rights and, subject to certain exceptions, will be redeemable at the option of the Company at a price of one cent per Right (subject to adjustments) at any time prior to the close of business on the fifteenth day following public announcement that a person or group has acquired beneficial ownership of 10% or more of the outstanding common stock or the date a person enters an agreement providing for certain acquisition transactions. Any Rights held by a person triggering a distribution date will become null and void. The Board may exchange all or part of the Rights, except for those acquired by the person or group acquiring 10% or more of the outstanding shares of common stock, for shares of common or preferred stock of the Company. Until a Right is exercised, the holder will have no rights as a stockholder. While the distribution of the Rights will not be taxable to stockholders or the Company, stockholders may recognize taxable income if the rights become exercisable.

Note 9:__Derivatives and Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Derivatives

   The Company has no involvement with derivative financial instruments and does not use them for speculative or trading purposes.

Cash and Cash Equivalents

   The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Long-Term Debt

   The estimated fair value of the Company's long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $105 million at December 31, 2001 and $252 million at December 31, 2000, as compared with the carrying value of $101 million and $243 million at year-end 2001 and 2000, respectively.

Note 10:__Retirement Benefits

   Prior to January 1, 1998, the Company's non-contributory defined benefit pension plan covered certain employees, retirees and their beneficiaries. Benefits provided to participants of the plan were based on pay and years of service for salaried employees and years of service and a fixed rate or a rate determined by job grade for all wage employees, including employees under collective bargaining agreements.

   Effective January 1, 1998, RT froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan (the "Ryerson Tull Savings Plan"). Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals under the Ryerson Tull Pension Plan were similarly frozen, with the employees becoming participants in the Ryerson Tull Savings Plan. Salaried employees vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, respectively, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For 2001, 2000 and 1999, expense recognized for such defined contribution plan was $6.5 million, $6.5 million and $5.3 million, respectively.

   The Company has other deferred employee benefit plans, including a supplemental pension plan, the liability for which totaled $5.8 million at year-end 2001 and $8.1 million at year-end 2000.

   The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The assumptions used to determine the information below related to pension benefits and other postretirement benefits, primarily retired health care, were as follows:

                                                              2001  2000
                                                              ----  ----
      Discount rate for calculating obligations.............. 7.50% 8.00%
      Discount rate for calculating net periodic benefit cost 8.00  7.75
      Expected rate of return on plan assets................. 9.50  9.50
      Rate of compensation increase.......................... 4.00  4.00

   The data in the following tables pertain to continuing operations only.

                                                      Year ended September 30
                                                     -------------------------
                                                       Pension
                                                      Benefits   Other Benefits
  -                                                  ----------  -------------
                                                     2001  2000   2001   2000
                                                     ----  ----  -----   -----
                                                       (Dollars in millions)
  Change in Benefit Obligation
     Benefit obligation at beginning of year........ $330  $315  $ 133   $ 106
     Service cost...................................    4     5      2       2
     Interest cost..................................   25    23     10       8
     Plan amendments................................    2     2     --      (1)
     Actuarial loss.................................   20    12     25      25
     Company restructuring..........................    3     1      1       1
     Curtailment....................................   --    (4)    --      --
     Benefits paid..................................  (25)  (24)    (9)     (8)
                                                     ----  ----  -----   -----
  Benefit obligation at end of year................. $359  $330  $ 162   $ 133
                                                     ----  ----  -----   -----
  Accumulated benefit obligation at end of year..... $357  $328    N/A     N/A
                                                     ====  ====  =====   =====
  Change in Plan Assets
     Plan assets at fair value at beginning of year. $368  $325     --      --
     Actual return on plan assets...................  (49)   67     --      --
     Benefits paid..................................  (25)  (24)    --      --
                                                     ----  ----  -----   -----
  Plan assets at fair value at end of year.......... $294  $368     --      --
                                                     ====  ====  =====   =====
  Reconciliation of Prepaid (Accrued)
    and Total Amount Recognized
     Funded status.................................. $(65) $ 38  $(162)  $(133)
     Unrecognized net (gain)/loss...................   79   (21)    30       5
     Unrecognized prior service cost................    8     7    (15)    (17)
                                                     ----  ----  -----   -----
     Prepaid (accrued) benefit cost at September 30.   22    24   (147)   (145)
     Change in account, October-December............   --    --      2       2
                                                     ----  ----  -----   -----
  Net amount recognized at December 31.............. $ 22  $ 24  $(145)  $(143)
                                                     ====  ====  =====   =====
  Amounts recognized in statement of
    financial position consist of:
     Prepaid (accrued) benefit cost................. $ --  $ 24  $(145)  $(143)
     Accrued benefit liability......................  (63)   --     --      --
     Intangible asset...............................    8    --     --      --
     Accumulated other comprehensive income.........   77    --     --      --
                                                     ----  ----  -----   -----
     Net amount recognized.......................... $ 22  $ 24  $(145)  $(143)
                                                     ====  ====  =====   =====

   For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was 4.5 percent in 2001 and 7 percent in 2002, grading down to 5 percent in 2006, the level at which it is expected to remain.

                                              Pension Benefits Other Benefits
                                              ---------------  -------------
                                               2001      2000   2001    2000
                                              ----      ----   ----     ----
                                                   (Dollars in millions)
      Components of net periodic benefit cost
         Service cost........................ $  4      $  5   $  2     $  2
         Interest cost.......................   25        23     10        8
         Expected return on assets...........  (31)      (30)    --       --
         Amortization of prior service cost..    1         1     (2)      (2)
         Recognized actuarial (gain)/loss....   --        --     --       (1)
                                               ----      ----   ----    ----
         Net periodic benefit cost........... $ (1)     $ (1)  $ 10     $  7
                                               ====      ====   ====    ====

   The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                       1%           1%
                                                    increase     decrease
                                                    --------     --------
                                                    (Dollars in Thousands)
        Effect on service cost plus interest cost..  $  449      $  (359)
        Effect on postretirement benefit obligation   6,019       (4,815)

Note 11: Restructuring Charge

   In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. As part of the restructuring, certain facilities in Detroit and Holland, Michigan will be closed and the Company plans to consolidate two facilities into one location in Chicago. Included in the charge is severance for 178 employees. As of December 31, 2001, 56 employees have been separated from the Company as a result of the restructuring initiative. Details of the restructuring charge are as follows:

                                    Restructuring             Balance at
                                       Charge     Utilized December 31, 2001
                                    ------------- -------- -----------------
                                                 (In millions)
    Write-down of long-lived assets     $10.3      $10.3         $--
    Employee costs.................       6.4        4.1          2.3
    Tenancy costs and other........       2.7         --          2.7
                                        -----      -----         ----
                                        $19.4      $14.4         $5.0
                                        =====      =====         ====

   It is expected that the restructuring actions will be completed by year-end 2002. In preparation for the Company's planned disposition of one property, the Company has initiated environmental studies to determine the extent of any remediation that may be required. The result of the study and its potential impact on the Company's financial position is not yet unknown or estimable.

   During 2000, the Company recorded restructuring and plant closure costs of $27.8 million, $23.3 million of which related to a restructuring charge taken in the second quarter. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. There are no employees remaining to be separated from the Company as a result of the restructuring initiative. The balance related to employee costs at December 31, 2001 will be paid through mid-2002 pursuant to severance agreements with certain former employees. The balance related to tenancy costs will be paid through 2008. Details of the restructuring charge are as follows:

                                                              Balance at
                                      Restructuring          December 31,
                                         Charge     Utilized     2001
      -                               ------------- -------- ------------
                                                 (In millions)
      Write-down of long-lived assets     $ 9.3      $ 9.3      $  --
      Employee costs.................       7.4        7.3        0.1
      Tenancy costs and other........       6.6        2.0        4.6
                                          -----      -----      -----
                                          $23.3      $18.6      $ 4.7

   The restructuring actions were completed by December 31, 2000.

Note 12:__Income Taxes

   The elements of the provisions for income taxes related to continuing operations for each of the three years indicated below were as follows:

                                            Years Ended December 31
               -                            -----------------------
                                             2001      2000   1999
               -                            ------    ------  -----
                                             (Dollars in Millions)
               Current income taxes:
                Federal.................... $ (1.8)   $  3.7  $14.0
                State and foreign..........   (0.1)      1.4    6.3
                                            ------    ------  -----
                                              (1.9)      5.1   20.3
               Deferred income taxes.......  (37.7)    (13.5)  14.5
                                            ------    ------  -----
                Total tax expense (benefit) $(39.6)   $ (8.4) $34.8
                                            ======    ======  =====

   The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                                   December 31
                                                                              --------------------
                                                                                 2001       2000
-                                                                                ----       ----
                                                                              (Dollars in Millions)
Deferred tax assets (excluding post-retirement benefits other than pensions):
   Net operating loss and tax credit carryforwards...........................   $ 72         $29
   Bad debt allowances.......................................................      2           9
   Pension liability.........................................................     22           7
   Other deductible temporary differences....................................     21          18
   Less valuation allowances.................................................     --          (1)
                                                                                ----         ---
                                                                                 117          62
                                                                                ====         ===
Deferred tax liabilities:
   Fixed asset basis difference..............................................     45          41
   Inventory basis difference................................................     26         ---
   Other taxable temporary differences.......................................     --           9
                                                                                ----         ---
                                                                                  71          50
                                                                                ====         ===
Net deferred asset (excluding post-retirement benefits other than pensions)..     46          12
FASB Statement No. 106 impact (post-retirement benefits other than pensions).     59          57
                                                                                ----         ---
Net deferred tax asset.......................................................   $105         $69
                                                                                ====         ===

   The Company will be required to generate approximately $18 million of future taxable income to fully utilize the $6 million NOL carryforward asset related to federal income tax purposes at December 31, 2001, which expires in 2021. The Company will also be required to generate approximately $190 million of pretax income to fully utilize the $9 million NOL carryforward asset available for state income tax purposes which expires between 2010 and 2021. In addition to income generated by future profitable operations, these deferred tax assets will be partially offset by existing deferred tax liabilities within the carryforward period. The Company believes that it is more likely than not that this net deferred tax asset will be realized prior to its expiration.

   In addition to the NOL carryforward tax assets, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available at December 31, 2001, AMT credit carryforwards of approximately $54 million, which may be used indefinitely to reduce regular federal income taxes. The Company also had other general business credit carryforwards for tax purposes of approximately $3 million, which expire during the years 2003 through 2010. The Company believes that it is more likely than not that all of its tax credits will be realized.

   Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992, as a cumulative effect charge in 1992. At December 31, 2001, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $59 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

   Income taxes on continuing operations differ from the amounts computed by applying the federal tax rate as follows:

                                                                 Years ended December 31
                                                                 -----------------------
                                                                  2001      2000   1999
-                                                                ------    ------  -----
                                                                  (Dollars in millions)
Federal income tax expense computed at statutory tax rate of 35% $(34.9)   $(11.7) $25.9
Additional taxes or credits from:
 State and local income taxes, net of federal income tax effect.   (4.0)     (0.3)   3.8
 Non-deductible expenses........................................    2.9       4.9    3.0
 Capital loss carryback.........................................   (2.3)       --     --
 Foreign losses not includable in federal taxable income........    0.6       1.5    1.3
 Canadian taxes.................................................   (0.5)      0.2    0.4
 Change in estimate.............................................   (1.0)     (3.0)    --
All other, net..................................................   (0.4)       --    0.4
                                                                 ------    ------  -----
       Total income tax provision (benefit)..................... $(39.6)   $ (8.4) $34.8
                                                                 ======    ======  =====

Note 13:__Acquisitions

   During 1999, the Company acquired Washington Specialty Metals Corporation for approximately $66 million in cash. The acquisition has been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since the acquisition are included in the consolidated results. The pro forma effect for 1999 had this acquisition occurred at the beginning of the year is not material.

Note 14:__ Earnings Per Share

                                                                               2001        2000      1999
                                                                              ------      ------    -----
Basic earnings (loss) per share                                             (Dollars and Shares in Millions
-------------------------------                                                (except per share data))
Income (loss) from continuing operations before discontinued operations and
  extraordinary items...................................................... $(60.2)      $(25.1)   $38.4
Less preferred stock dividends.............................................    0.2          0.2      0.2
                                                                              ------      ------    -----
Income (loss) from continuing operations available to common stockholders..  (60.4)       (25.3)    38.2
Gain (loss) on sale of discontinued operations.............................     --         (4.8)    17.3
                                                                              ------      ------    -----
Net income (loss) available to common stockholders......................... $(60.4)      $(30.1)   $55.5
                                                                              ======      ======    =====
Average shares of common stock outstanding.................................   24.8         24.8     24.4
                                                                              ======      ======    =====
Basic earnings (loss) per share
 From continuing operations................................................ $(2.44)      $(1.03)   $1.56
 Gain (loss) on sale of discontinued operations............................     --        (0.19)    0.71
                                                                              ------      ------    -----
Basic earnings (loss) per share............................................ $(2.44)      $(1.22)   $2.27
                                                                              ======      ======    =====

                                                                              2001        2000      1999
                                                                             ------      ------    -----
Diluted earnings (loss) per share                                          (Dollars and Shares in Millions
---------------------------------                                             (except per share data))
Income (loss) from continuing operations available to common stockholders. $(60.4)      $(25.3)   $38.2
Gain (loss) on sale of discontinued operations............................     --         (4.8)    17.3
                                                                             ------      ------    -----
Net income (loss) available to common stockholders and assumed conversions $(60.4)      $(30.1)   $55.5
                                                                             ======      ======    =====
Average shares of common stock outstanding................................   24.8         24.8     24.4
Dilutive effect of stock options..........................................    0.3           --      0.2
                                                                             ------      ------    -----
Shares outstanding for diluted earnings per share calculation.............   25.1         24.8     24.6
                                                                             ======      ======    =====
Diluted earnings (loss) per share
 From continuing operations............................................... $(2.44)      $(1.03)   $1.56
 Gain (loss) on sale of discontinued operations...........................     --        (0.19)    0.70
                                                                             ------      ------    -----
Diluted earnings (loss) per share......................................... $(2.44)      $(1.22)   $2.26
                                                                             ======      ======    =====

Note 15:__ Commitments and Contingencies

ISC/Ispat Transaction

   Pursuant to the ISC/Ispat Merger Agreement, the Company agreed to indemnify Ispat for losses, if they should arise, exceeding certain minimum amounts in connection with breaches of representations and warranties contained in the ISC/Ispat Merger Agreement and for expenditures and losses, if they should arise, relating to certain environmental liabilities exceeding, in most instances, minimum amounts. The maximum liability for which the Company can be responsible with respect to such obligations is $90 million in the aggregate. There are also certain other covenant commitments made by the Company contained in the ISC/Ispat Merger Agreement which are not subject to a maximum amount. In general, Ispat must have made indemnification claims with respect to breaches of representations and warranties prior to March 31, 2000; however, claims relating to breaches of representations and warranties related to tax matters and certain organizational matters must be made within 90 days after the expiration of the applicable statute of limitations, and claims with respect to breaches of representations and warranties related to environmental matters must be made prior to July 16, 2003.

   By letter dated May 11, 1999, Ispat advised the Company of its involvement in a civil lawsuit and federal criminal grand jury proceeding in Louisiana and notified the Company of its intention to seek indemnification from the Company in connection with the Louisiana proceedings. In letters dated March 31, 2000, Ispat notified the Company that Ispat was asserting claims against the Company under the Merger Agreement related to certain pension liabilities, insurance premiums, property taxes, environmental matters, intellectual property and the Louisiana proceedings. In January 2001, Ispat settled the Louisiana proceedings for $15 million. Ispat made a demand on the Company for indemnification of that settlement amount. On May 29, 2001, the Company entered into a settlement agreement with Ispat and settled the claims, excluding environmental matters, for which Ispat may make claims until July 2003. The Company paid $7.5 million to Ispat and the parties released certain claims each had against the other. The Company had recorded a $7.5 million pretax charge in 2000 for the potential exposure related to the Louisiana proceedings and therefore there was no impact of the settlement on fiscal 2001 results.

   The Company has purchased environmental insurance with coverage up to $90 million covering certain environmental matters payable directly to Ispat and ISC. Ispat has notified the Company of certain environmental matters and of certain environmental expenses that Ispat has incurred. Based on the current status of these matters, the Company is unable to determine whether any such environmental matters and expenses will result in indemnification payments to Ispat.

   As part of the ISC/Ispat Transaction, the Inland Steel Industries Pension Plan (the "ISC Pension Plan"), in which employees of both ISC and the Company participated, was transferred to ISC. The Company's remaining employees that formerly had participated in the ISC Pension Plan became participants in Ryerson Tull's pension plan. The ISC Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation ("PBGC"), an agency of the U.S. government. As a condition to completing the ISC/Ispat Transaction, Ispat, ISC, RT and the Company entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan and to secure ISC Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a RT guaranty of $50 million, for five years, of the obligations of Ispat and ISC to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC. The guaranty is included in the $90 million limit on the Company's indemnification obligations.

Bankrupt Coil Converter

   In 2000, the Company fully reserved for a $16.2 million receivable due from a west central Indiana coil converter which filed for bankruptcy. In 2001, the Company wrote off the $16.2 million receivable.

Mexico

   In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. ("AHMSA") entered into an agreement to sell the Company's 50 percent interest in their joint venture, Ryerson de Mexico, to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture's Guadalajara facility. Through December 31, 2001, the Company has received $8.4 million from the sale of a portion of the inventory. The cash received is accounted for as cash inflow from operating activities. On December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico, S.A. de C.V. to Grupo Collado, S.A. de C.V. As a result of the above transactions, the Company recorded a $3.3 million loss on the sale of its Mexican interests.

IMF Steel International, Inc.

   During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. As a result of the dissolution, the Company received $2.9 million, which is accounted for as a cash inflow from investing activities. This transaction had no impact on the net earnings for the period.

MetalSite, Inc.

   During the second quarter of 2001, the Company recorded a $1.0 million charge to write-off its investment in MetalSite, Inc., which was an Internet steel marketplace that halted commercial operations in the second quarter.

Lease Obligations & Other

   The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $57.9 million, including approximately $14.5 million in 2002, $11.7 million in 2003, $9.9 million in 2004, $4.6 million in 2005, $4.0 million in 2006 and $13.2 million thereafter.

   Rental expense under operating leases totaled $19.3 million in 2001, $19.7 million in 2000 and $20.2 million in 1999.

   There are various claims and pending actions against the Company other than those related to the ISC/Ispat Transaction. The amount of liability, if any, for those claims and actions at December 31, 2001 is not determinable but, in the opinion of management, such liability, if any, will not have a materially adverse effect on the Company's financial position or results of operations.

Note 16:__Subsequent Event

   The Company has completed its assessment of the impact of FAS 142, Goodwill and Other Intangible Assets, which came into effect on January 1, 2002. As a result, the Company will record a non-cash charge of $91.1 million, or $82.2 million after tax, to write off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle in the first quarter of 2002. The write-down is largely dictated by the fact the Company's market value is less than its book value. The adoption of the new accounting rule will reduce annual amortization expense by approximately $5 million.

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Millions)

                                        Provisions for Allowances
        -                        ---------------------------------------
                                 Balance at Additions Deductions Balance
                                 Beginning   Charged     from    at End
        Years Ended December 31,  of Year   to Income  Reserves  of Year
        ------------------------ ---------- --------- ---------- -------
                  2001..........   $24.5      $ 7.3   $(20.2)(A)  $10.7
                                                        (0.9)(B)
                  2000..........   $ 7.2      $19.8   $ (2.5)(A)  $24.5
                  1999..........   $ 6.9      $ 4.2   $ (3.4)(A)  $ 7.2
                                                        (0.5)(B)

   NOTES:

   (A) Bad debts written off during the year
   (B) Allowances granted during the year

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information called for by this Item 10 with respect to directors of Ryerson Tull is set forth under the caption "Election of Directors" in Ryerson Tull's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2002, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson Tull is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

   The information called for by this Item 11 is set forth under the caption "Executive Compensation" in Ryerson Tull's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2002, and is hereby incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson Tull's common stock is set forth under the caption "Additional Information Relating to Voting Securities" in Ryerson Tull's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 8, 2002, and is hereby incorporated by reference herein.

   (b) The information called for by this Item 12 with respect to the security ownership of directors and of management is set forth under the caption "Security Ownership of Directors and Management" in Ryerson Tull's definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2002, and is hereby incorporated by reference herein.

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

                                               RYERSON TULL, INC

                                               By:     /S/  NEIL S. NOVICH
                                                   -----------------------------
                                                          Neil S. Novich
                                                        Chairman, President
                                                    and Chief Executive Officer

Date: March 19, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

          Signature                    Title                                     Date
          ---------                    -----                                     ----

     /S/  NEIL S. NOVICH      Chairman, President and                       March 19, 2002
-------------------------       Chief Executive
       Neil S. Novich           Officer and Director
                                (Principal Executive
                                Officer)

      /S/  JAY M. GRATZ       Executive Vice                                March 19, 2002
-------------------------       President and Chief
        Jay M. Gratz            Financial Officer
                                (Principal Financial
                                Officer)

      /S/  LILY L. MAY        Controller (Principal                         March 19, 2002
-------------------------       Accounting Officer)
         Lily L. May

      JAMESON A. BAXTER       Director                       )
                                                             )
                                                             )
                                                             )
                                                             )
                                                             )
      RICHARD G. CLINE        Director                       )
                                                             )
     GARY L. CRITTENDEN       Director                       )
                                                             )
     JAMES A. HENDERSON       Director                       )             /S/  JAY M. GRATZ
                                                             )             By:
                                                             )             -----------------
    GREGORY P. JOSEFOWICZ     Director                       )               Jay M. Gratz
                                                             )             Attorney-in-fact
      JERRY K. PEARLMAN       Director                       )              March 19, 2002
                                                             )
     RONALD L. THOMPSON       Director                       ) )

                                 EXHIBIT INDEX

Exhibit
Number                                               Description
------                                               -----------
   3.1  Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.(I) to the
        Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
   3.2  By-Laws, as amended. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)
   4.1  Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible
        Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of
        Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
   4.2  Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of
        Ryerson Tull. (Filed as Exhibit 4-D to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
   4.3  Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22,
        1999, between Ryerson Tull and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit
        4.1 to the Company's amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999
        (File No. 1-9117), and incorporated by reference herein.)
   4.4  Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York.
        (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
   4.5  First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of
        New York. (Filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
   4.6  Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company's Annual Report
        on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
        [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
 10.1*  Ryerson Tull Annual Incentive Plan, as amended........................................................
 10.2*  Ryerson Tull 1999 Incentive Stock Plan, as amended....................................................
 10.3*  Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.14 to Pre-merger Ryerson
        Tull Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)
 10.4*  Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
 10.5*  Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
 10.6*  Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended...........................
 10.7*  Ryerson Tull Nonqualified Savings Plan, as amended....................................................
 10.8*  Outside Directors Accident Insurance Policy, with endorsement (Filed as Exhibit 10.8 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-
        9117), and incorporated by reference herein.)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

Exhibit
Number                                             Description
------                                             -----------
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

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

            Exhibit
            Number                    Description
            ------                    -----------
              21    List of Certain Subsidiaries of the Registrant.

              23    Consent of Independent Accountants.............

              24    Powers of Attorney.............................

Pursuant to the requirements of Regulation 14a-3(b)(10), the Company will furnish any exhibit listed above upon the payment of $10.00, upon written request, accompanied by such payment, to:

Corporate Secretary
Ryerson Tull, Inc.
2621 West 15/th Place /
Chicago, Illinois 60608