Form 10-Q
period 2002-03-31
RYERSON TULL INC /DE/
filed 2002-05-14
CIK 790528

                                                            First Quarter - 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 2002

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the transition period from ______ to ______


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,808,036 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 8, 2002.

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

================================================================================

                                                                        Dollars in Millions (except per share data)
                                                                        -------------------------------------------
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                 ----------------------
                                                                                   2002          2001
                                                                                 --------      --------
NET SALES                                                                        $  516.9      $  638.1

   Cost of materials sold                                                           410.6         501.8
                                                                                 --------      --------
GROSS PROFIT                                                                        106.3         136.3

   Operating expenses                                                               101.3         119.9
   Depreciation                                                                       6.6           6.9
   Goodwill amortization                                                                -           1.3
   Gain on sale of assets                                                               -          (1.3)
                                                                                 --------      --------

OPERATING PROFIT (LOSS)                                                              (1.6)          9.5

Other revenue and expense, net                                                       (1.1)          0.1
Shares received on demutualization of an insurance company                            5.1             -
Interest and other expense on debt                                                   (3.1)         (6.8)
                                                                                 --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                                                    (0.7)          2.8

PROVISION FOR INCOME TAXES                                                            0.3           1.5
                                                                                 --------      --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                    (1.0)          1.3

   Cumulative effect of change in accounting
     principle, net of tax of $8.9                                                  (82.2)            -
                                                                                 --------      --------

NET INCOME (LOSS)                                                                $  (83.2)     $    1.3
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

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Operations (Unaudited)

================================================================================

                                                                  Dollars in Millions (except per share data)
                                                                  -------------------------------------------
                                                                               Three Months Ended
                                                                                     March 31
                                                                             ------------------------
                                                                                2002           2001
                                                                             --------        --------
EARNINGS PER SHARE
    OF COMMON STOCK
-------------------

Basic:
   Before cumulative effect of change in accounting principle                $  (0.04)       $  0.05
   Cumulative effect of change in accounting principle                          (3.32)          -
                                                                             --------        -------
   Net income (loss)                                                         $  (3.36)       $  0.05
                                                                             ========        =======
Diluted:
   Before cumulative effect of change in accounting principle                $  (0.04)       $  0.05
   Cumulative effect of change in accounting principle                          (3.32)          -
                                                                             --------        -------
   Net income (loss)                                                         $  (3.36)       $  0.05
                                                                             ========        =======

STATEMENT OF COMPREHENSIVE INCOME
---------------------------------

NET INCOME (LOSS)                                                            $  (83.2)       $   1.3

OTHER COMPREHENSIVE INCOME:

   Unrealized gain on investments                                                 0.1            -
   Foreign currency translation adjustments                                       -             (1.4)
                                                                             --------        -------

COMPREHENSIVE INCOME (LOSS)                                                  $  (83.1)       $  (0.1)
                                                                             ========        =======

OPERATING DATA
--------------

   SHIPMENTS (Tons in Thousands)                                                669.8          770.5



                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                Consolidated Statement of Cash Flows (Unaudited)

================================================================================

                                                                                                Dollars in Millions
                                                                                           -----------------------------
                                                                                                 Three Months Ended
                                                                                                       March 31
                                                                                           -----------------------------
                                                                                             2002                 2001
                                                                                           --------            ---------
OPERATING ACTIVITIES
    Net (loss) income                                                                      $  (83.2)           $     1.3
                                                                                           --------            ---------
Adjustments to reconcile net income to net
    cash provided from operating activities:
    Depreciation and amortization                                                               6.6                  8.2
    Deferred employee benefit cost                                                              1.0                 (2.2)
    Deferred income taxes                                                                      (7.1)                 0.8
    Shares received from demutualization of insurance company                                  (5.1)                 -
    Cumulative effect of change in accounting principle, net of tax                            82.2                  -
    Gain from sale of assets                                                                    -                   (1.3)
    Change in assets and liabilities:
           Receivables                                                                        (56.2)               (34.1)
           Inventories                                                                         24.5                 56.7
           Other assets                                                                         -                   (0.1)
           Accounts payable                                                                    37.5                 39.4
           Accrued liabilities                                                                  2.3                (15.7)
    Other deferred items                                                                       (0.1)                (0.8)
                                                                                           --------            ---------
    Net adjustments                                                                            85.6                 50.9
                                                                                           --------            ---------
        Net cash provided from operating activities                                             2.4                 52.2
                                                                                           --------            ---------

INVESTING ACTIVITIES
    Capital expenditures                                                                       (1.8)                (4.3)
    Proceeds from sales of assets                                                               0.3                  4.2
                                                                                           --------            ---------
        Net cash used for investing activities                                                 (1.5)                (0.1)
                                                                                           --------            ---------
FINANCING ACTIVITIES
    Net change in short-term borrowing                                                          -                  (50.0)
    Dividends paid                                                                             (1.3)                (1.3)
                                                                                           --------            ---------

        Net cash used for financing activities                                                 (1.3)               (51.3)
                                                                                           --------            ---------

Net (decrease) increase in cash and cash equivalents                                           (0.4)                 0.8
Cash and cash equivalents - beginning of year                                                  20.5                 23.8
                                                                                           --------            ---------

Cash and cash equivalents - end of period                                                  $   20.1            $    24.6
                                                                                           ========            =========

SUPPLEMENTAL DISCLOSURES
    Cash paid (received) during the period for:
        Interest                                                                           $    5.1            $    12.2
        Income taxes, net                                                                      (1.0)                (0.8)


                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheet

================================================================================


                                                                         Dollars in Millions
                                                                 ------------------------------------
ASSETS                                                           March 31, 2002         December 31, 2001
------                                                           --------------         -----------------
                                                                   (unaudited)
    CURRENT ASSETS
       Cash and cash equivalents                                     $  20.1                $   20.5
       Short-term investments                                            6.5                       -
       Receivables less provision for allowances, claims and
          doubtful accounts of $11.0 and $10.7, respectively           175.0                   119.6
       Inventories, net of LIFO reserve of $12.2 and
          $9.7, respectively                                           375.8                   399.5
       Deferred income taxes                                            25.3                     0.7
                                                                     -------               ---------
              Total current assets                                     602.7                   540.3

    INVESTMENTS AND ADVANCES                                             6.1                     6.0

    PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                         $597.1                    $595.1
       Less accumulated depreciation                    352.6          244.5      345.4        249.7
                                                       ------                    ------

    DEFERRED INCOME TAXES                                               96.1                   104.7

    INTANGIBLE PENSION ASSET                                             8.4                     8.4

    EXCESS OF COST OVER NET ASSETS ACQUIRED                                -                    91.1

    OTHER ASSETS                                                         9.7                     9.7
                                                                     -------               ---------

              Total Assets                                           $ 967.5               $ 1,009.9
                                                                     =======               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts payable                                              $ 132.2               $    93.5
       Accrued liabilities                                              52.5                    50.2
                                                                   ---------               ---------

          Total current liabilities                                    184.7                   143.7

    LONG-TERM DEBT                                                     100.6                   100.6

    DEFERRED EMPLOYEE BENEFITS AND OTHER                               214.9                   213.9
                                                                    --------               ---------

              Total liabilities                                        500.2                   458.2

    COMMITMENTS & CONTINGENCIES                                            -                       -

    STOCKHOLDERS' EQUITY (Schedule A)                                  467.3                   551.7
                                                                   ---------               ---------

       Total Liabilities and Stockholders' Equity                   $  967.5               $ 1,009.9
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

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

NOTE 1/FINANCIAL STATEMENTS

    Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2002 and for the three-month period ended March 31, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2/EARNINGS PER SHARE


                                                                        Dollars and Shares
                                                                            In Millions
                                                                      (except per share data)
                                                                      -----------------------
                                                                        Three Months Ended
                                                                             March 31
                                                                      -----------------------
                                                                        2002            2001
                                                                      -------          ------
Basic earnings (loss) per share
-------------------------------
Net income (loss)                                                     $  (1.0)         $  1.3
Less preferred stock dividends                                              -               -
                                                                      -------          ------
Income (loss) available to common stockholders                           (1.0)            1.3
Cumulative effect of change in accounting principle                     (82.2)              -
                                                                      -------          ------
Net income (loss) available to common stockholders                    $ (83.2)         $  1.3
                                                                      =======          ======

Average shares of common stock outstanding                               24.8            24.8
                                                                      =======          ======

Basic earnings (loss) per share
    Before cumulative effect of change in accounting principle        $ (0.04)         $ 0.05
    Cumulative effect of change in accounting principle                 (3.32)              -
                                                                      -------          ------
    Net income (loss)                                                 $ (3.36)         $ 0.05
                                                                      =======          ======

Diluted earnings per share
--------------------------
Income (loss) available to stockholders                               $  (1.0)         $  1.3
Cumulative effect of change in accounting principle                     (82.2)              -
                                                                      -------          ------
Net income (loss) available to stockholders                           $ (83.2)         $  1.3
                                                                      =======          ======

Average shares of common stock outstanding                               24.8            24.8
Dilutive effect of stock options                                           .3              .2
                                                                      -------          ------
Shares outstanding for diluted
    earnings per share calculation                                       25.1            25.0
                                                                      =======          ======

Basic earnings (loss) per share
    Before cumulative effect of change in accounting principle        $ (0.04)         $ 0.05
    Cumulative effect of change in accounting principle                 (3.32)              -
                                                                      -------          ------
    Net income (loss)                                                 $ (3.36)         $ 0.05
                                                                      =======          ======

                                       5

NOTE 3/RESTRUCTURING CHARGE

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. As part of the restructuring, certain facilities in Detroit and Holland, Michigan will be closed and the Company plans to consolidate two facilities into one location in Chicago. Included in the charge is severance for 178 employees. As of March 31, 2002, 98 employees have been separated from the Company as a result of the restructuring initiative. Details of the restructuring charge are as follows:

                                    Restructuring                  Balance at
(In millions)                          Charge         Utilized     March 31, 2002
---------------------------------------------------------------------------------
Write-down of long-lived assets        $ 10.3          $ 10.3          $   -
Employee costs                            6.4             4.7            1.7
Tenancy costs and other                   2.7               -            2.7
---------------------------------------------------------------------------------
                                       $ 19.4          $ 15.0          $ 4.4

It is expected that the restructuring actions will be completed by year-end
2002.

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge is the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge is severance for 319 employees. There are no employees remaining to be separated from the Company as a result of that restructuring initiative. The balance related to employee costs at March 31, 2002 will be paid through mid-2002 pursuant to severance agreements with certain former employees. Details of the 2000 restructuring charge are as follows:


                                    Restructuring                    Balance at
(In millions)                       Charge            Utilized     March 31, 2002
---------------------------------------------------------------------------------
Write-down of long-lived assets        $  9.3          $  9.3          $   -
Employee costs                            7.4             7.3            0.1
Tenancy costs and other                   6.6             2.3            4.3
---------------------------------------------------------------------------------
                                       $ 23.3          $ 18.9          $ 4.4

The restructuring actions were completed by December 31, 2000.

NOTE 4/TRADE RECEIVABLES SECURITIZATION

On March 29, 2001, the Company and certain of its subsidiaries completed arrangements for a $250 million 364-day trade receivables securitization facility with a group of financial institutions. The Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary (Ryerson Tull Receivables LLC) for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible trade accounts receivable to certain commercial paper conduits. This securitization facility includes substantially all of the Company's accounts receivable. On March 15, 2002, the facility was renewed for a 364-day period ending March 14, 2003, reducing the facility from $250 million to $200 million, and modifying certain termination events and covenants including, among other things, eliminating the termination of the facility if the Company fails to maintain specified debt ratings on its long-term unsecured debt. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, and $200 million.

Sales of accounts receivable are reflected as a reduction of "receivables less provisions for allowances, claims and doubtful accounts" in the Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables are less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximates the conduits' financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $1.1 million in the first quarter of 2002, are charged to "other revenue and expense, net" in the Consolidated Statement of Operations.

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose subsidiary may elect to have the commercial paper conduits reinvest the proceeds in interests in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose subsidiary. In calculating the fair market value of the Company's retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The amended facility, which expires March 14, 2003, requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company's debt-to-capital ratio. The Company was in compliance with these covenants at March 31, 2002. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and failure of the Company to meet the debt-to-capital ratio and net worth covenants.

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

                                                   Three Months Ended
                                                     March 31, 2002
                                                   ------------------
          Proceeds from collections reinvested           $201

NOTE 5/GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit's goodwill with the carrying value of that goodwill. As a result, the Company recorded an impairment charge of $91.1 million ($82.2 million after tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.

The Financial Accounting Standards Board also issued Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which requires all business combinations after June 30, 2001 to be accounted for under the purchase method.

As a result of adopting SFAS 142 and SFAS 141, the accounting policy for excess of cost over net assets acquired is as follows, effective January 1, 2002:

Excess of Cost Over Net Assets Acquired: The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment loss is recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over a 25-year period. Beginning January 1, 2002, goodwill is no longer amortized.

The following table presents a comparison of first quarter 2002 results to first quarter 2001 adjusted to exclude goodwill amortization expense:

                                                                                        In Millions
                                                                                  (except per share data)
                                                                                --------------------------
                                                                                    Three Months Ended
                                                                                          March 31
                                                                                --------------------------
                                                                                  2002              2001
                                                                                --------          --------
Income (loss) before cumulative effect of change in accounting principle        $   (1.0)         $    1.3
Cumulative effect of change in accounting principle                                (82.2)               -
                                                                                --------          --------
Reported net income (loss)                                                         (83.2)              1.3
Addback: goodwill amortization, net of tax                                            -                1.1
                                                                                ---------         --------

Adjusted net income (loss)                                                      $  (83.2)         $    2.4
                                                                                =========         ========

Basic earnings (loss) per share:
Reported net income (loss)                                                      $  (3.36)         $   0.05
Addback: goodwill amortization, net of tax                                            -               0.04
                                                                                --------          --------

Adjusted net income (loss)                                                      $  (3.36)         $   0.09
                                                                                ========          ========

Diluted earnings (loss) per share:
Reported net income (loss)                                                      $  (3.36)         $   0.05
Addback: goodwill amortization, net of tax                                            -               0.04
                                                                                --------          --------

Adjusted net income (loss)                                                      $  (3.36)         $   0.09
                                                                                ========          ========

NOTE 6/SHORT-TERM INVESTMENTS

The Company's accounting policy for short-term investments is as follows:

Short-term Investments: The carrying amounts reported in the consolidated balance sheets for marketable debt and equity securities are based on quoted market prices and approximate fair value. Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in stockholders' equity until realized. Gains and losses on investment securities sold are determined based on the specific identification method and are included in "other revenue and expense, net." No securities are held for speculative or trading purposes.

NOTE 7/ISC/ISPAT TRANSACTION

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million to Ispat in connection with the settlement agreement, which amount applies against the $90 million cap described above.

The Company has purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain environmental matters. The policy has an initial term of five years, and can be renewed at the Company's option for up to an additional three years upon payment of an additional premium. Ispat has notified the Company of certain environmental matters and of certain environmental expenses that Ispat has incurred. Based on the current status of these matters and except for matters which are immaterial to the Company, the Company is unable to determine whether any such environmental matters and expenses will result in indemnification payments to Ispat.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of First Quarter 2002 to First Quarter 2001
------------------------------------------------------------------------------

For the first quarter of 2002, the Company reported a consolidated net loss of $83.2 million, or $3.36 per diluted share, as compared with net income of $1.3 million, or 5 cents per diluted share, in the year-ago quarter.

Included in the first quarter 2002 results is an after tax charge of $82.2 million, or $3.32 per share, from the Company's adoption of Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Excluding the goodwill charge, the Company had a loss per share of 4 cents in the first quarter of 2002.

Sales for the first quarter of 2002 decreased 19 percent to $516.9 million from the same period a year ago, reflecting a continuation of the depressed market in the second half of 2001. Volume decreased 13 percent while average selling price decreased 7 percent from the same period a year ago.

Gross profit per ton declined to $159 in the first quarter of 2002 from $177 in the year-ago quarter largely due to the decline in average selling price. Gross profit margin decreased from 21.4% a year ago to 20.6% in the current quarter. Despite the 13% decline in volume, expenses (defined as operating expenses plus depreciation) decreased to $161 per ton in the first quarter of 2002 from $165 per ton a year ago, reflecting an improved cost structure. The net result of the above is an operating loss of $2 per ton this quarter versus an operating profit of $12 per ton a year ago.

For the quarter, the Company reported an operating loss of $1.6 million, a decrease of $11.1 million from an operating profit of $9.5 million in the year ago period. SFAS 142 discontinues amortization of goodwill. As a result, no goodwill amortization expense was recognized in the first quarter of 2002, while the year ago period included a $1.3 million charge.

In the first quarter of 2002, the Company recorded a $5.1 million pretax gain for the receipt of shares as a result of the demutualization of one of its insurance carriers, Prudential. This gain represents a portion of the total of $6.3 million of shares received. The remaining shares are attributable to participants of the life insurance plan and therefore the liability has been recorded as a benefit payable. The shares were initially recorded at their fair market value and are accounted for as Available-for-Sale per Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Included in the first quarter 2001 results was a pretax gain of $1.3 million on the sale of a facility in Minneapolis, Minnesota.

Liquidity and Financing
-----------------------

The Company had cash and cash equivalents at March 31, 2002 of $20.1 million, compared to $20.5 million at December 31, 2001. At March 31, 2002, the Company had $90 million outstanding fundings under its trade receivables securitization facility, no short-term funded borrowing under its revolving credit facility and $63 million of letters of credit issued under the credit facility. At March 31, 2002, the Company had total short-term funding sources available of $155 million comprised of $83 million from the trade receivables securitization facility and $72 million from the revolving credit facility, compared to 2001 year-end availability of $116 million.

The Company has a committed bank revolving credit facility of $175 million that extends until July 19, 2004. The facility is secured by inventory. The revolving credit agreement contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. The facility also contains certain financial covenants, including covenants regarding net worth and the Company's debt-to-capital ratio, with which the Company is in compliance at March 31, 2002.

At March 31, 2002, $40 million of the $175 million revolving credit facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. Letters of credit issued under the facility reduce the amount available for borrowing. At March 31, 2002, the Company had $63 million of letters of credit outstanding, primarily related to the PBGC guaranty discussed below, and no short-term borrowings under the credit facility. Therefore, the Company has $72 million available under its credit facility. When availability of funds under the credit facility is less than $25 million, the Company is limited to a maximum payment of $10 million in dividends in any calendar year and $3 million in stock purchases in any twelve-month period.

As a condition of completing the ISC/Ispat Transaction, Ispat, ISC and the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan (now the Ispat Inland, Inc. Pension Plan). The agreement also required the Company to provide collateral for its guarantee in the event of a downgrade of the Company's unsecured debt rating below specified levels. On May 1, 2001, Moody's Investors Services reduced its rating on such unsecured debt to below the specified levels and in July 2001, the Company provided a letter of credit in the amount of $50 million to the PBGC under the revolving credit facility discussed above. The guaranty is included in the $90 million limit on the Company's indemnification obligations.

The Company has a 364-day trade receivables securitization facility, in connection with which the Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. The facility, which was scheduled to expire March 28, 2002, was renewed on March 15, 2002 for a 364-day period ending March 14, 2003. The facility was amended to reduce maximum availability from $250 million to $200 million and to modify certain termination events and covenants including, among other things, eliminating the termination of the facility if the Company fails to maintain specified debt rating on its long-term unsecured debt. Fundings under the renewed facility are limited to the lesser of a funding base, comprised of eligible receivables, and $200 million. The availability of funds under this facility is based on the level of the Company's receivables, which would have allowed $83 million of additional funding at March 31, 2002. The amended facility requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company's debt-to-capital ratio. The Company was in compliance with these covenants at March 31, 2002. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and to meet the debt-to-capital ratio and net worth covenants. This subsidiary is part of the Company's consolidated financial statements.

At March 31, 2002, $100 million of the Company's 9-1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the facilities described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility.

ISC/Ispat Transaction
---------------------

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million to Ispat in connection with the settlement agreement, which amount applies against the $90 million cap described above.

The Company has purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain environmental matters. The policy has an initial term of five years, and can be renewed at the Company's option for up to an additional three years upon payment of an additional premium. Ispat has notified the Company of certain environmental matters and of certain environmental expenses that Ispat has incurred. Based on the current status of these matters and except for matters which are immaterial to the Company, the Company is unable to determine whether any such environmental matters and expenses will result in indemnification payments to Ispat.

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

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter of 2002.

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

Date:   May 14, 2002

                                                           Part I -- Schedule A

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES

                         SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================

                                                                                     Dollars in Millions
                                                                                     -------------------
                                                                       March 31, 2002                   December 31, 2001
                                                                 --------------------------          ----------------------
                                                                         (unaudited)
STOCKHOLDERS' EQUITY
--------------------

    Series A preferred stock ($1 par value)
      -  80,230  shares issued and outstanding
         as of March 31, 2002 and December 31, 2001                               $    0.1                         $    0.1

    Common stock ($1 par value)
      -  50,556,350 shares issued
         as of March 31, 2002 and December 31, 2001                                   50.6                             50.6

    Capital in excess of par value                                                   861.9                            862.5

    Retained earnings
      Balance beginning of year                                  $ 441.4                             $ 506.8

      Net income                                                   (83.2)                              (60.2)

      Dividends
      Series A preferred stock -
         $0.60 per share in 2002 and
         $2.40 per share in 2001                                     -                                  (0.2)
      Common Stock -
         $ .05 per share in 2002 and
         $ .20 per share in 2001                                    (1.3)            356.9              (5.0)         441.4
                                                                 -------                             -------

    Restricted stock awards                                                           (0.3)                            (0.1)

    Treasury stock, at cost
      - 25,749,433 as of March 31, 2002 and
        25,767,918 as of December 31, 2001                                          (752.8)                          (753.6)

    Accumulated other comprehensive income                                           (49.1)                           (49.2)
                                                                                  --------                         --------

         Total Stockholders' Equity                                               $  467.3                         $  551.7
                                                                                  ========                         ========

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

   10.1*       Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit
               10.1 to Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

   10.2*       Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as
               Exhibit 10.2 to Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

   10.3*       Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as
               Exhibit 10.D to Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

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

   10.6* Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

   10.7*       Ryerson Tull Nonqualified Savings Plan, as amended (Filed as
               Exhibit 10.7 to Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

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

   10.11*      Severance Agreement, dated January 28, 1998, between the Company and Jay. M. Gratz................................................

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

   10.14*      Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto.......

   10.15       Schedule to Form of Change in Control Agreement dated March 11,
               2001 as referred to in Exhibit 10.14.............................

   10.16*      Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto.......

   10.17*      Schedule to Form of Change in Control Agreement dated March 11,
               2001 as referred to in Exhibit 10.16.............................

   10.18* Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

   10.19* Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

   10.20* Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

   10.21*      Confidentiality and Non-Competition Agreement dated June 1, 2000 between the Company and Stephen E. Makarewicz....................

   10.22* Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

-----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.