Form 10-Q
period 2002-06-30
RYERSON TULL INC /DE/
filed 2002-08-12
CIK 790528

Second Quarter—2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9117

I.R.S. Employer Identification Number 36-3425828

RYERSON TULL, INC.
(a Delaware Corporation)

2621 West 15th Place
Chicago, Illinois 60608
Telephone: (773) 762-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,813,900 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of August 6, 2002.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
NET SALES	$548.4	$582.6	$1,065.3	$1,220.7

Cost of materials sold	435.2	463.4	845.8	965.2

GROSS PROFIT	113.2	119.2	219.5	255.5

Operating expenses	105.9	110.8	207.2	230.7
Depreciation	6.6	6.8	13.2	13.7
Goodwill amortization	—	1.2	—	2.5
Adjustment to the gain on sale of IEMC	8.5	—	8.5	—
Plant closure costs	2.0	—	2.0	—
Write-off of investment in MetalSite, Inc.	—	1.0	—	1.0
Gain on sale of assets	—	—	—	(1.3)

OPERATING PROFIT (LOSS)	(9.8)	(0.6)	(11.4)	8.9

Other revenue and expense, net	(0.1)	(2.5)	(1.2)	(2.4)
Shares received on demutualization of an insurance company	—	—	5.1	—
Interest and other expense on debt	(3.1)	(5.7)	(6.2)	(12.5)

INCOME (LOSS) BEFORE INCOME TAXES	(13.0)	(8.8)	(13.7)	(6.0)

PROVISION (BENEFIT) FOR INCOME TAXES	(4.7)	(3.9)	(4.4)	(2.4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8.3)	(4.9)	(9.3)	(3.6)

DISCONTINUED OPERATIONS—INLAND STEEL COMPANY
Gain (loss) on sale	(1.7)	—	(1.7)	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10.0)	(4.9)	(11.0)	(3.6)
Cumulative effect of change in accounting principle, net of tax of $8.9	—	—	(82.2)	—

NET INCOME (LOSS)	$(10.0)	$(4.9)	$(93.2)	$(3.6)

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income (loss) from continuing operations	$(0.34)	$(0.20)	$(0.38)	$(0.15)
Inland Steel Company—gain on sale	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss)	$(0.41)	$(0.20)	$(3.76)	$(0.15)

Diluted:
Income (loss) from continuing operations	$(0.34)	$(0.20)	$(0.38)	$(0.15)
Inland Steel Company—gain on sale	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)

Net income (loss)	$(0.41)	$(0.20)	$(3.76)	$(0.15)

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$(10.0)	$(4.9)	$(93.2)	$(3.6)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on investments	(0.1)	—	—	—
Foreign currency translation adjustments	1.2	0.8	1.2	(0.6)

COMPREHENSIVE INCOME (LOSS)	$(8.9)	$(4.1)	$(92.0)	$(4.2)

OPERATING DATA

SHIPMENTS (Tons in Thousands)	689.0	731.4	1,358.8	1,501.9

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Six Months Ended June 30
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(93.2)	$(3.6)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13.2	16.2
Deferred employee benefit cost	2.0	(1.4)
Deferred income taxes	11.9	(2.6)
Plant closure costs	2.0	—
(Gain) loss from the sale of ISC, net of tax	1.7	—
Shares received from demutualization of an insurance company	(5.1)	—
Cumulative effect of change in accounting principle, net of tax	82.2	—
Write-off of investment in MetalSite, Inc.	—	1.0
Gain from sale of assets	—	(1.3)
Change in assets and liabilities:
Receivables	(75.6)	188.6
Inventories	9.0	71.5
Other assets	0.9	0.8
Accounts payable	33.6	4.4
Accrued liabilities	8.5	(17.8)
Other deferred items	0.1	(0.7)

Net adjustments	84.4	258.7

Net cash provided by (used for) operating activities	(8.8)	255.1

INVESTING ACTIVITIES
Capital expenditures	(4.1)	(7.4)
Unrestricted proceeds from sale of short-term investment	5.7	—
Proceeds from sales of assets	0.4	4.3

Net cash provided by (used for) investing activities	2.0	(3.1)

FINANCING ACTIVITIES
Net change in short-term borrowing	6.0	(97.0)
Dividends paid	(2.6)	(2.6)

Net cash provided by (used for) financing activities	3.4	(99.6)

Net (decrease) increase in cash and cash equivalents	(3.4)	152.4
Cash and cash equivalents—beginning of year	20.5	23.8

Cash and cash equivalents—end of period	$17.1	$176.2

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$5.2	$12.6
Income taxes, net	(25.9)	(1.0)

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet

	Dollars in Millions
	June 30, 2002		December 31, 2001
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$17.1		$20.5
Restricted cash		1.3		—
Receivables less provision for allowances, claims and doubtful accounts of $11.2 and $10.7, respectively		195.2		119.6
Inventories, net of LIFO reserve of $22.3 and $9.7, respectively		390.5		399.5
Deferred income taxes		0.6		0.7

Total current assets		604.7		540.3

INVESTMENTS AND ADVANCES		6.4		6.0

PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$599.2		$595.1
Less accumulated depreciation	358.9	240.3	345.4	249.7

DEFERRED INCOME TAXES		102.8		104.7
INTANGIBLE PENSION ASSET		8.4		8.4
EXCESS OF COST OVER NET ASSETS ACQUIRED		—		91.1
OTHER ASSETS		8.8		9.7

Total Assets		$971.4		$1,009.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$128.4		$93.5
Accrued liabilities		62.0		50.2
Short-term borrowing		6.0		—

Total current liabilities		196.4		143.7

LONG-TERM DEBT		100.5		100.6
DEFERRED EMPLOYEE BENEFITS AND OTHER		217.4		213.9

Total liabilities		514.3		458.2

COMMITMENTS & CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY (Schedule A)		457.1		551.7

Total Liabilities and Stockholders’ Equity		$971.4		$1,009.9

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Basic earnings (loss) per share
Income (loss) from continuing operations	$(8.3)	$(4.9)	$(9.3)	$(3.6)
Less preferred stock dividends	0.1	0.1	0.1	0.1

Income (loss) from operations available to common stockholders	(8.4)	(5.0)	(9.4)	(3.7)
Inland Steel Company—gain on sale	(1.7)	—	(1.7)	—
Cumulative effect of change in accounting principle	—	—	(82.2)	—

Net income (loss) available to common stockholders	$(10.1)	$(5.0)	$(93.3)	$(3.7)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$(0.34)	$(0.20)	$(0.38)	$(0.15)
Inland Steel Company—gain on sale	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss)	$(0.41)	$0.20	$(3.76)	$(0.15)

	Dollars and Shares In Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
Diluted earnings per share
Income (loss) from continuing operations available to stockholders	$(8.4)	$(5.0)	$(9.4)	$(3.7)
Inland Steel Company—gain on sale	(1.7)	—	(1.7)	—
Cumulative effect of change in accounting principle	—	—	(82.2)	—

Net income (loss) available to stockholders	$(10.1)	$(5.0)	$(93.3)	$(3.7)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8
Dilutive effect of stock options	0.2	0.3	0.3	0.2

Shares outstanding for diluted earnings per share calculation	25.0	25.1	25.1	25.0

Diluted earnings (loss) per share
From continuing operations	$(0.34)	$(0.20)	$(0.38)	$(0.15)
Inland Steel Company—gain on sale	(0.07)	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss)	$(0.41)	$(0.20)	$(3.76)	$(0.15)

NOTE 3/RESTRUCTURING CHARGES

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consists primarily of employee-related costs. Included in the charge is severance for 40 employees. It is expected that the restructuring actions will be completed by year-end 2002.

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. As part of the restructuring, certain facilities in Detroit and Holland, Michigan were closed and the Company is in the process of consolidating two facilities into one location in Chicago. Included in the charge is severance for 178 employees. As of June 30, 2002, 100 employees have been separated from the Company as a result of the restructuring initiative. Details of the restructuring charge are as follows:

	Restructuring Charge	Utilized	Balance at June 30, 2002
	(In millions)
Write-down of long-lived assets	$10.3	$10.3	$—
Employee costs	6.4	4.9	1.5
Tenancy costs and other	2.7	0.1	2.6

	$19.4	$15.3	$4.1

It is expected that the restructuring actions will be completed by year-end 2002.

In the second quarter of 2000, the Company recorded a restructuring charge of $23.3 million. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge is severance for 319 employees. There are no employees remaining to be separated from the Company as a result of that restructuring initiative. Details of the 2000 restructuring charge are as follows:

	Restructuring Charge	Utilized	Balance at June 30, 2002
	(In millions)
Write-down of long-lived assets	$9.3	$9.3	$—
Employee costs	7.4	7.4	—
Tenancy costs and other	6.6	2.6	4.0

	$23.3	$19.3	$4.0

The restructuring actions were completed by December 31, 2000.

NOTE 4/TRADE RECEIVABLES SECURITIZATION

On March 29, 2001, the Company and certain of its subsidiaries completed arrangements for a $250 million 364-day trade receivables securitization facility with a group of financial institutions. The Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary (Ryerson Tull Receivables LLC) for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in substantially all trade accounts receivable to certain commercial paper conduits. This securitization facility includes substantially all of the Company’s accounts receivable. On March 15, 2002, the facility was renewed for a 364-day period ending March 14, 2003, reducing the facility from $250 million to $200 million, and modifying certain termination events and covenants including, among other things, eliminating the termination of the facility if the Company fails to maintain specified debt ratings on its long-term unsecured debt. Fundings under the facility are limited to the lesser of a funding base, comprised of eligible receivables, and $200 million.

Sales of accounts receivable are reflected as a reduction of “receivables less provisions for allowances, claims and doubtful accounts” in the Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables are less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximates the conduits’ financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $0.7 million and $1.8 million in the second quarter and the first six months of 2002, respectively, are charged to “other revenue and expense, net” in the Consolidated Statement of Operations.

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose subsidiary may elect to have the commercial paper conduits reinvest the proceeds in interests in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose subsidiary. In calculating the fair market value of the Company’s retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The amended facility, which expires March 14, 2003, requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company’s debt-to-capital ratio. The Company was in compliance with these covenants at June 30, 2002. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and failure of the Company to meet the debt-to-capital ratio and net worth covenants.

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

Six Months Ended June 30, 2002
Proceeds from collections reinvested	$371

NOTE 5/GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result, the Company recorded an impairment charge of $91.1 million ($82.2 million after tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.

The Financial Accounting Standards Board also issued Statement of Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which requires all business combinations after June 30, 2001 to be accounted for under the purchase method.

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

The following table presents a comparison of the second quarter 2002 and first six months of 2002 results to 2001 results adjusted to exclude goodwill amortization expense:

	In Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Income (loss) before cumulative effect of change in accounting principle	$(10.0)	$(4.9)	$(11.0)	$(3.6)
Cumulative effect of change in accounting principle	—	—	(82.2)	—

Reported net income (loss)	(10.0)	(4.9)	(93.2)	(3.6)
Addback: goodwill amortization, net of tax	—	1.0	—	2.1

Adjusted net income (loss)	$(10.0)	$(3.9)	$(93.2)	$(1.5)

Basic earnings (loss) per share:
Reported net income (loss)	$(0.41)	$(0.20)	$(3.76)	$(0.15)
Addback: goodwill amortization, net of tax	—	0.04	—	0.08

Adjusted net income (loss)	$(0.41)	$(0.16)	$(3.76)	$(0.07)

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.41)	$(0.20)	$(3.76)	$(0.15)
Addback: goodwill amortization, net of tax	—	0.04	—	0.08

Adjusted net income (loss)	$(0.41)	$(0.16)	$(3.76)	$(0.07)

NOTE 6/SHORT-TERM INVESTMENTS

The Company’s accounting policy for short-term investments is as follows:

Short-term Investments:    The carrying amounts reported in the consolidated balance sheets for marketable debt and equity securities are based on quoted market prices and approximate fair value. Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in stockholders’ equity until realized. Gains and losses on investment securities sold are determined based on the specific identification method and are included in “other revenue and expense, net.” No securities are held for speculative or trading purposes.

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.75 million. Through June 30, 2002, $12.35 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has an initial term of five years, and can be renewed at the Company’s option for up to an additional three years upon payment of an additional premium.

Under the indemnification provisions of the merger agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of June 30, 2002, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

As part of the ISC/Ispat Transaction, the Inland Steel Industries Pension Plan (the “ISC Pension Plan”), in which employees of both ISC and the Company participated, was transferred to ISC. The Company’s remaining employees that formerly had participated in the ISC Pension Plan became participants in Ryerson Tull’s pension plan. The ISC Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the U.S. government. As a condition to completing the ISC/Ispat Transaction, Ispat, the Company and certain of their affiliates entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan and to secure ISC Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, for five years, of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC as security for the guaranty. Any payment under the PBGC guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the ISC pension plan.

NOTE 8/RESTRICTED CASH

In the first quarter of 2002, the Company recorded a $5.1 million pretax gain for the receipt of shares as a result of the demutualization of one of its insurance carriers, Prudential. This gain represents a portion of the total of $6.3 million of shares received. The remaining shares are attributable to participants of the optional life insurance plan and therefore the liability has been recorded as a benefit payable.

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in the quarter income of $0.6 million, its allocable share of the gain on sale. This item is included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the balance sheet. The Company has determined the manner in which the proceeds will be used and payments for the benefit of plan participants will begin in the third quarter.

NOTE 9/ADJUSTMENT TO THE GAIN ON SALE OF IEMC

In the second quarter of 2002, the Company recorded a pretax charge of $8.5 million in connection with the settlement of litigation. The charge was recorded as a selling price adjustment to the 1998 sale of Inland Engineered Materials Corporation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Comparison of Second Quarter 2002 to Second Quarter 2001

For the second quarter of 2002, the Company reported a consolidated net loss of $10.0 million, or $0.41 per diluted share, as compared with a net loss of $4.9 million, or $0.20 cents per diluted share, in the year-ago quarter.

Included in the second quarter 2002 results are pretax charges of $8.5 million for the settlement of litigation relating to the sale of Inland Engineered Materials Corporation and $2.0 million for costs associated with the closure of a facility in the southern United States. The second quarter 2002 results also included an after tax charge of $1.7 million, or $0.07 per share, for environmental indemnification claims made by Ispat Inland Inc. in connection with the Company’s sale of the Inland Steel Company. Included in the second quarter 2001 results is a $1.0 million charge for the write-off of the Company’s investment in MetalSite, Inc., which was an Internet marketplace for steel that halted commercial operations in the second quarter of 2001.

Sales for the second quarter of 2002 decreased 6 percent to $548.4 million from the same period a year ago. Volume decreased 6 percent while average selling price remained unchanged from the same period a year ago.

Gross profit per ton of $164 in the second quarter of 2002 increased slightly from $163 per ton in the year-ago quarter as gross profit margins and average selling price were essentially unchanged. Expenses (defined as operating expenses plus depreciation) increased 1 percent on a per ton basis to $163 per ton in the second quarter of 2002 from $161 per ton a year ago, reflecting an improved cost structure as volume declined 6 percent. The net result of the above is an operating profit of $1 per ton this quarter versus an operating profit of $2 per ton a year ago.

For the quarter, the Company reported an operating loss of $9.8 million, compared to an operating loss of $0.6 million in the year ago period. Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” discontinues amortization of goodwill. As a result, no goodwill amortization expense was recognized in the second quarter of 2002, while the year ago period included a $1.2 million charge.

In the first quarter of 2002, the Company recorded a $5.1 million pretax gain from the receipt of shares as a result of the demutualization of one of its insurance carriers, Prudential. This gain represents a portion of the total of $6.3 million of shares received. The remaining shares are attributable to participants of the optional life insurance plan and therefore the liability has been recorded as a benefit payable. In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in the quarter income of $0.6 million, its allocable share of the gain on sale. This item is included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the balance sheet.

Results of Operations—Comparison of First Six Months 2002 to First Six Months 2001

For the first six months of 2002, the Company reported a consolidated net loss of $93.2 million, or $3.76 per diluted share, as compared with a net loss of $3.6 million, or $0.15 cents per diluted share, in the year-ago period.

Included in the 2002 results is an after tax charge of $82.2 million, or $3.31 per share, from the Company’s adoption of SFAS 142. SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Also included in the 2002 results is an after tax charge of $1.7 million, or $0.07 per share, for environmental indemnification claims made by Ispat Inland, Inc. in connection with the Company’s sale of the Inland Steel Company. Excluding these charges, the Company had a loss per share of $0.38 in the first six months of 2002.

Sales of $1.1 billion decreased 13 percent from the first six months of 2001 reflecting a continuation of the depressed market in the second half of 2001. Volume decreased 9 percent and average selling price decreased 4 percent from the year ago period.

Gross profit per ton of $161 in the first six months decreased 5 percent from $170 per ton in the year-ago period primarily due to the 4 percent decline in average selling price. Despite the 9 percent decrease in volume, expenses (defined as operating expenses plus depreciation) decreased to $162 per ton from $163 a year ago, reflecting an improved cost structure.

Included in the 2002 operating loss are pretax charges of $8.5 million for the settlement of litigation relating to the sale of Inland Engineered Materials Corporation (“IEMC”) and $2.0 million for costs associated with the closure of a facility in the southern United States. Included in the 2001 operating loss is a $1.0 million charge for the write-off of the Company’s investment in MetalSite, Inc., which was an Internet marketplace for steel that halted commercial operations in the second quarter of 2001, and a pretax gain of $1.3 million on the sale of a facility in Minneapolis, Minnesota.

Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” discontinues amortization of goodwill. As a result, no goodwill amortization expense was recognized in the first six months of 2002, while the year ago period included a $2.5 million charge. Excluding the adjustment to the gain on the sale of IEMC and the plant closure costs in 2002, and the investment write-off, gain on sale and goodwill amortization in 2001, the Company reported an operating loss of $0.9 million compared to an operating profit of $11.1 million in the year ago period.

In the first quarter of 2002, the Company recorded a $5.1 million pretax gain for the receipt of shares as a result of the demutualization of one of its insurance carriers, Prudential. This gain represents a portion of the total of $6.3 million of shares received. The remaining shares are attributable to participants of the optional life insurance plan and therefore the liability has been recorded as a benefit payable. In the second quarter of 2002 the Company sold all of the shares received. As a result of the sale, the Company recorded in the quarter income of $0.6 million, its allocable share of the gain on sale. This item is included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the balance sheet.

Liquidity and Financing

The Company had cash and cash equivalents at June 30, 2002 of $17.1 million, compared to $20.5 million at December 31, 2001. At June 30, 2002, the Company had $70 million outstanding fundings under its trade receivables securitization facility, $6 million of short-term funded borrowing under its revolving credit facility and $65 million of letters of credit issued under the credit facility. At June 30, 2002, the Company had short-term funding sources available of $102 million from the trade receivables securitization facility and $64 million from the revolving credit facility, but, under the ratio requirements for those facilities, total availability for the Company is limited to $159 million. This compares to availability of $116 million at December 31, 2001.

The Company has a committed bank revolving credit facility of $175 million that extends until July 19, 2004. The facility is secured by inventory. The revolving credit agreement contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. The facility also contains certain financial covenants, including covenants regarding net worth and the Company’s debt-to-capital ratio, with which the Company was in compliance at June 30, 2002.

At June 30, 2002, $40 million of the $175 million revolving credit facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. Letters of credit issued under the facility reduce the amount available for borrowing. At June 30, 2002, the Company had $65 million of letters of credit outstanding, primarily related to the PBGC guaranty discussed below, and $6 million of short-term borrowings under the credit facility. Consequently, the Company has $64 million available under its credit facility. When availability of funds under the credit facility is less than $25 million, the Company is limited to a maximum payment of $10 million in dividends in any calendar year and $3 million in stock purchases in any twelve-month period.

As a condition of completing the ISC/Ispat Transaction, Ispat, ISC and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan (now the Ispat Inland, Inc. Pension Plan). The agreement also required the Company to provide collateral for its guaranty in the event of a downgrade of the Company’s unsecured debt rating below specified levels. On May 1, 2001, Moody’s Investors Services reduced its rating on such unsecured debt to below the specified levels and in July 2001, the Company provided a letter of credit in the amount of $50 million to the PBGC under the revolving credit facility discussed above. Any payment under the guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the ISC pension plan.

The Company has a 364-day trade receivables securitization facility, in connection with which the Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. The facility, which was scheduled to expire March 28, 2002, was renewed on March 15, 2002 for a 364-day period ending March 14, 2003. The facility was amended to reduce maximum availability from $250 million to $200 million and to modify certain termination events and covenants including, among other things, eliminating the termination of the facility if the Company fails to maintain specified debt rating on its long-term unsecured debt. Fundings under the renewed facility are limited to the lesser of a funding base, comprised of eligible receivables, and $200 million. The availability of funds under this facility is based on the level of the Company’s receivables, which would have allowed $102 million of additional funding at June 30, 2002. The amended facility requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company’s debt-to-capital ratio. The Company was in compliance with these covenants at June 30, 2002. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and to meet the debt-to-capital ratio and net worth covenants. This subsidiary is part of the Company’s consolidated financial statements.

At June 30, 2002, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the facilities described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the revolving credit facility covenants at June 30, 2002.

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.75 million. Through June 30, 2002, $12.35 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has an initial term of five years, and can be renewed at the Company’s option for up to an additional three years upon payment of an additional premium.

Under the indemnification provisions of the merger agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of June 30, 2002, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

As part of the ISC/Ispat Transaction, the Inland Steel Industries Pension Plan (the “ISC Pension Plan”), in which employees of both ISC and the Company participated, was transferred to ISC. The Company’s remaining employees that formerly had participated in the ISC Pension Plan became participants in Ryerson Tull’s pension plan. The ISC Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the U.S. government. As a condition to completing the ISC/Ispat Transaction, Ispat, the Company and certain of their affiliates entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan and to secure ISC Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, for five years, of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC as security for the guaranty. Any payment under the guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the ISC pension plan.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued us and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc. and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages in excess of $75,000, with the exact amount to be proved at trial. Champaign Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. We have filed a motion to dismiss the suit for failure to state a claim. We believe that the suit is without merit and intend to put forth a vigorous defense. The Company settled other litigation in June 2002 described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations.”

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Company held its annual meeting on May 8, 2002.

(b)  See the response to Item 4(c) below.

(c)  The election of eight nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

Nominee	Affirmative Votes	Votes Withheld
Jameson A. Baxter	20,838,530	1,531,439
Richard G. Cline	20,609,970	1,759,999
Gary L. Crittenden	20,841,843	1,528,126
James A. Henderson	20,614,565	1,755,404
Gregory P. Josefowicz	20,623,210	1,746,759
Neil S. Novich	20,810,739	1,559,230
Jerry K. Pearlman	20,829,056	1,540,913
Ronald L. Thompson	20,623,459	1,746,510

The results of the voting for approval of the Ryerson Tull 2002 Incentive Stock Plan (the “2002 Plan”) are as follows:

For	Against	Abstain	Broker Non-Votes
13,218,309	4,535,539	581,063	4,035,058

There were no matters voted upon at the meeting, other than approval of the 2002 Plan, to which broker non-votes applied.

(d)  Not applicable.

Item 6.    Exhibits and Report on Form 8-K

(a)  Exhibits.    The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)  Reports on Form 8-K.    No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

By:	/s/ LILY L. MAY
Lily L. May Controller and Chief Accounting Officer

Date: August 12, 2002

Part I—Schedule A

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY

	Dollars in Millions
	June 30, 2002		December 31, 2001
	(unaudited)
STOCKHOLDERS’ EQUITY

Series A preferred stock ($1 par value)
—80,025 shares and 80,230 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively		$0.1		$0.1

Common stock ($1 par value)
—50,556,350 shares issued as of June 30, 2002 and December 31, 2001		50.6		50.6

Capital in excess of par value		861.7		862.5

Retained earnings
Balance beginning of year	$441.4		$506.8
Net income	(93.2)		(60.2)

Dividends
Series A preferred stock—
$1.20 per share in 2002 and $2.40 per share in 2001	(0.1)		(0.2)
Common Stock—
$ .10 per share in 2002 and $.20 per share in 2001	(2.5)	345.6	(5.0)	441.4

Restricted stock awards		(0.3)		(0.1)

Treasury stock, at cost
— 25,741,431 as of June 30, 2002 and 25,767,918 as of December 31, 2001		(752.6)		(753.6)

Accumulated other comprehensive income		(48.0)		(49.2)

Total Stockholders’ Equity		$457.1		$551.7

EXHIBIT INDEX

Exhibit Number	Description

3.1
Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.(I) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

4.1
Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)

4.2
Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)

4.3
Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between Ryerson Tull and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)

4.4
Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.5
First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.6
Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*
Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit 10.1 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.2*
Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.3*
Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.D to Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.4*
Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.5*
Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.6*
Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.7*
Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*
Outside Directors Accident Insurance Policy, with endorsement (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

10.9*
Ryerson Tull Directors’ 1999 Stock Option Plan. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.10 *
Ryerson Tull Directors’ Compensation Plan, as amended. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.11 *
Severance Agreement, dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12 *
Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.13 *
Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.14 *
Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.15 *
Schedule to Form of Change in Control Agreement dated March 11, 2001 as referred to in Exhibit 10.14 . (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.16 *
Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.17 *
Schedule to Form of Change in Control Agreement dated March 11, 2001 as referred to in Exhibit 10.16 . (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.18 *
Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.19 *
Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.20 *
Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21 *
Confidentiality and Non-Competition Agreement dated June 1, 2000 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.22 *
Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.