Form 10-Q
period 2002-09-30
RYERSON TULL INC /DE/
filed 2002-11-13
CIK 790528

Third Quarter – 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

Commission file number 1-9117

I.R.S. Employer Identification Number 36-3425828

RYERSON TULL, INC.
(a Delaware Corporation)

2621 West 15th Place
Chicago, Illinois 60608
Telephone: (773) 762-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,814,688 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of November 8, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
NET SALES	$533.2	$543.0	$1,598.5	$1,763.7

Cost of materials sold	423.7	440.7	1,269.5	1,405.9

GROSS PROFIT	109.5	102.3	329.0	357.8

Operating expenses	105.2	106.6	312.4	337.3
Depreciation	6.5	6.7	19.7	20.5
Goodwill amortization	—	1.3	—	3.7
Adjustment to the gain on sale of IEMC	—	—	8.5	—
Restructuring and plant closure costs	0.7	—	2.7	—
Write-off of investment in MetalSite, Inc.	—	—	—	1.0
Gain on sale of assets	(10.9)	—	(10.9)	(1.3)

OPERATING PROFIT (LOSS)	8.0	(12.3)	(3.4)	(3.4)

Other revenue and expense, net	(0.5)	(2.3)	(1.7)	(4.7)
Shares received on demutualization of an insurance company	—	—	5.1	—
Interest and other expense on debt	(3.1)	(3.5)	(9.3)	(16.0)

INCOME (LOSS) BEFORE INCOME TAXES	4.4	(18.1)	(9.3)	(24.1)

PROVISION (BENEFIT) FOR INCOME TAXES	1.8	(6.5)	(2.6)	(8.9)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2.6	(11.6)	(6.7)	(15.2)

DISCONTINUED OPERATIONS—INLAND STEEL COMPANY
Gain (loss) on sale	—	—	(1.7)	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2.6	(11.6)	(8.4)	(15.2)

Cumulative effect of change in accounting principle, net of tax of $8.9 cr.	—	—	(82.2)	—

NET INCOME (LOSS)	$2.6	$(11.6)	$(90.6)	$(15.2)

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income (loss) from continuing operations	$0.10	$(0.47)	$(0.28)	$(0.62)
Inland Steel Company—gain on sale	—	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss)	$0.10	$(0.47)	$(3.66)	$(0.62)

Diluted:
Income (loss) from continuing operations	$0.10	$(0.47)	$(0.28)	$(0.62)
Inland Steel Company—gain on sale	—	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss)	$0.10	$(0.47)	$(3.66)	$(0.62)

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$2.6	$(11.6)	$(90.6)	$(15.2)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(0.8)	(1.0)	0.4	(1.6)

COMPREHENSIVE INCOME (LOSS)	$1.8	$(12.6)	$(90.2)	$(16.8)

OPERATING DATA

SHIPMENTS (Tons in Thousands)	642.2	687.1	2,001.0	2,189.0

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES
Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Nine Months Ended September 30
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(90.6)	$(15.2)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19.7	24.2
Deferred employee benefit cost	(2.0)	(1.6)
Deferred income taxes	14.1	30.9
Restructuring and plant closure costs	2.7	—
(Gain) loss from the sale of ISC, net of tax	1.7	—
Shares received from demutualization of an insurance company	(5.1)	—
Cumulative effect of change in accounting principle, net of tax	82.2	—
Write-off of investment in MetalSite, Inc.	—	1.0
Gain from sale of assets	(10.9)	(1.3)
Change in assets and liabilities:
Receivables	(46.6)	161.5
Inventories	(21.0)	107.2
Other assets	2.9	(1.2)
Accounts payable	43.7	(13.2)
Accrued liabilities	3.5	(43.0)
Other deferred items	(0.2)	(0.8)

Net adjustments	84.7	263.7

Net cash provided by (used for) operating activities	(5.9)	248.5

INVESTING ACTIVITIES
Capital expenditures	(6.8)	(10.6)
Unrestricted proceeds from sale of short-term investment	5.7	—
Proceeds from sale of investment in joint venture	—	2.9
Proceeds from sales of assets	12.0	5.1

Net cash provided by (used for) investing activities	10.9	(2.6)

FINANCING ACTIVITIES
Debt retirement	—	(142.2)
Net change in short-term borrowing	—	(97.0)
Dividends paid	(3.9)	(3.9)

Net cash provided by (used for) financing activities	(3.9)	(243.1)

Net increase in cash and cash equivalents	1.1	2.8
Cash and cash equivalents—beginning of year	20.5	23.8

Cash and cash equivalents—end of period	$21.6	$26.6

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$10.7	$23.3
Income taxes, net	(26.1)	(24.5)

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet

	Dollars in Millions
	September 30, 2002		December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$21.6		$20.5
Restricted cash		1.3		—
Receivables less provision for allowances, claims and doubtful accounts of $11.8 and $10.7, respectively		166.2		119.6
Inventories, net of LIFO reserve of $40.5 and $9.7, respectively		420.5		399.5
Deferred income taxes		0.5		0.7

Total current assets		610.1		540.3

INVESTMENTS AND ADVANCES		7.0		6.0
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$596.2		$595.1
Less accumulated depreciation	361.1	235.1	345.4	249.7

DEFERRED INCOME TAXES		100.7		104.7
INTANGIBLE PENSION ASSET		8.4		8.4
EXCESS OF COST OVER NET ASSETS ACQUIRED		—		91.1
OTHER ASSETS		6.8		9.7

Total Assets		$968.1		$1,009.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$138.5		$93.5
Accrued liabilities		57.9		50.2

Total current liabilities		196.4		143.7

LONG-TERM DEBT		100.5		100.6
DEFERRED EMPLOYEE BENEFITS AND OTHER		213.5		213.9

Total liabilities		510.4		458.2

COMMITMENTS & CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY (Schedule A)		457.7		551.7

Total Liabilities and Stockholders’ Equity		$968.1		$1,009.9

See notes to consolidated financial statements

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic earnings (loss) per share

Income (loss) from continuing operations	$2.6	$(11.6)	$(6.7)	$(15.2)
Less preferred stock dividends	0.1	—	0.2	0.1

Income (loss) from operations available to common stockholders	2.5	(11.6)	(6.9)	(15.3)
Discontinued operations
—Inland Steel Company—gain on sale	—	—	(1.7)	—
Cumulative effect of change in accounting principle	—	—	(82.2)	—

Net income (loss) available to common stockholders	$2.5	$(11.6)	$(90.8)	$(15.3)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$0.10	$(0.47)	$(0.28)	$(0.62)
Discontinued operations
—Inland Steel Company—gain on sale	—	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss) per share	$0.10	$(0.47)	$(3.66)	$(0.62)

	Dollars and Shares In Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
Diluted earnings per share

Income (loss) from continuing operations available to stockholders	$2.5	$(11.6)	$(6.9)	$(15.3)
Discontinued operations
—Inland Steel Company—gain on sale	—	—	(1.7)	—
Cumulative effect of change in accounting principle	—	—	(82.2)	—

Net income (loss) available to stockholders	$2.5	$(11.6)	$(90.8)	$(15.3)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8
Dilutive effect of stock options	0.1	0.3	0.2	0.3

Shares outstanding for diluted earnings per share calculation	24.9	25.1	25.0	25.1

Diluted earnings (loss) per share
From continuing operations	$0.10	$(0.47)	$(0.28)	$(0.62)
Discontinued operations
—Inland Steel Company—gain on sale	—	—	(0.07)	—
Cumulative effect of change in accounting principle	—	—	(3.31)	—

Net income (loss) per share	$0.10	$(0.47)	$(3.66)	$(0.62)

NOTE 3/RESTRUCTURING CHARGES

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consists primarily of employee-related costs. Included in the charge is severance for 40 employees. As of September 30, 2002, 4 employees have been separated from the Company as a result of the restructuring initiative. It is expected that the restructuring actions will be completed by year-end 2002.

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001. The additional charge was due to a reduction in the market value of assets in a union sponsored pension plan from the initial estimate to the calculation of the final withdrawal liability. As part of the restructuring, certain facilities in Michigan were closed and the Company is in the process of consolidating two facilities into one location in Chicago. Included in the charge is severance for 178 employees. As of September 30, 2002, 52 employees remain to be separated from the Company as part of the restructuring initiative. Details of the restructuring charge are as follows:

(In millions)	Restructuring Charge	Utilized	Balance at September 30, 2002
Write-down of long-lived assets	$10.3	$10.3	$—
Employee costs	6.4	5.5	0.9
Tenancy costs and other	3.4	0.2	3.2

	$20.1	$16.0	$4.1

It is expected that the restructuring actions will be completed by year-end 2002. In preparation for the planned disposition of one of the properties in Chicago referenced above, the Company retained an environmental consultant to conduct Phase I and Phase II environmental studies. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports.

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

(In millions)	Restructuring Charge	Utilized	Balance at September 30, 2002
Write-down of long-lived assets	$9.3	$9.3	$—
Employee costs	7.4	7.4	—
Tenancy costs and other	6.6	2.8	3.8

	$23.3	$19.5	$3.8

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

Sales of accounts receivable are reflected as a reduction of “receivables less provisions for allowances, claims and doubtful accounts” in the Consolidated Balance Sheet and the proceeds received are included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables are less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximates the conduits’ financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $0.6 million and $2.4 million in the third quarter and the first nine months of 2002, respectively, are charged to “other revenue and expense, net” in the Consolidated Statement of Operations.

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose subsidiary may elect to have the commercial paper conduits reinvest the proceeds in interests in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable owned by them, also have rights to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose subsidiary. In calculating the fair market value of the Company’s retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The amended facility, which expires March 14, 2003, requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company’s debt-to-capital ratio. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and failure of the Company to meet the debt-to-capital ratio and net worth covenants. The Company and the special-purpose subsidiary were in compliance with these covenants at September 30, 2002.

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

Nine Months Ended September 30, 2002
Proceeds from collections reinvested	$553

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

The following table presents a comparison of the third quarter 2002 and first nine months of 2002 results to 2001 results adjusted to exclude goodwill amortization expense:

	In Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Income (loss) before cumulative effect of change in accounting principle	$2.6	$(11.6)	$(8.4)	$(15.2)
Cumulative effect of change in accounting principle	—	—	(82.2)	—

Reported net income (loss)	2.6	(11.6)	(90.6)	(15.2)
Addback: goodwill amortization, net of tax	—	1.0	—	3.1

Adjusted net income (loss)	$2.6	$(10.6)	$(90.6)	$(12.1)

Basic earnings (loss) per share:
Reported net income (loss)	$0.10	$(0.47)	$(3.66)	$(0.62)
Addback: goodwill amortization, net of tax	—	0.04	—	0.13

Adjusted net income (loss)	$0.10	$(0.43)	$(3.66)	$(0.49)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.10	$(0.47)	$(3.66)	$(0.62)
Addback: goodwill amortization, net of tax	—	0.04	—	0.13

Adjusted net income (loss)	$0.10	$(0.43)	$(3.66)	$(0.49)

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through September 30, 2002, $12.35 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has an initial term of five years, and can be renewed at the Company’s option for up to an additional three years upon payment of an additional premium.

Under the indemnification provisions of the merger agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of September 30, 2002, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in the quarter income of $0.6 million, its allocable share of the gain on sale. This item is included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the balance sheet. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At September 30, 2002, these payments totaled less than $0.1 million.

NOTE 9/ADJUSTMENT TO THE GAIN ON SALE OF IEMC

In the second quarter of 2002, the Company recorded a pretax charge of $8.5 million in connection with the settlement of litigation. The charge was recorded as a selling price adjustment to the 1998 sale of Inland Engineered Materials Corporation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Comparison of Third Quarter 2002 to Third Quarter 2001

For the third quarter of 2002, the Company reported consolidated net income of $2.6 million, or $0.10 per diluted share, as compared with a net loss of $11.6 million, or $0.47 cents per diluted share, in the year-ago quarter.

Included in the third quarter 2002 results are a pretax gain of $10.9 million, $6.6 million after-tax or $0.27 per share, on the sale of a facility in Emeryville, California and a $0.7 million pretax charge, $0.4 million after-tax or $0.02 per share, to adjust the $19.4 million restructuring charge recorded in the fourth quarter of 2001. Excluding these items, the net loss for third quarter of 2002 was $3.6 million, or $0.15 per diluted share.

Sales for the third quarter of 2002 decreased 2 percent to $533.2 million from the same period a year ago. Average selling price increased 5 percent, but volume decreased 7 percent from the same period a year ago.

Gross profit per ton of $171 in the third quarter of 2002 increased from $149 per ton in the year-ago quarter. The increase was due to a 5 percent increase in average selling price and the negative impact in the prior year period of a reduction in inventory levels which caused the inclusion of older, higher-cost materials in the cost of goods sold. Expenses (defined as operating expenses plus depreciation) increased 5 percent on a per ton basis to $174 per ton in the third quarter of 2002 from $165 per ton a year ago due to volume decline. The net result of the above is an operating loss of $3 per ton this quarter versus an operating loss of $16 per ton a year ago.

For the quarter, the Company reported an operating profit of $8.0 million, including the gain on sale and restructuring charge, compared to an operating loss of $12.3 million in the year ago period. Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” discontinues amortization of goodwill. As a result, no goodwill amortization expense was recognized in the third quarter of 2002, while the year-ago period included a $1.3 million charge.

Results of Operations—Comparison of First Nine Months 2002 to First Nine Months 2001

For the first nine months of 2002, the Company reported a consolidated net loss of $90.6 million, or $3.66 per diluted share, as compared with a net loss of $15.2 million, or $0.62 cents per diluted share, in the year-ago period.

Included in the 2002 results is an after-tax charge of $82.2 million, or $3.31 per share, from the Company’s adoption of SFAS 142. SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Also included in the 2002 results is an after-tax charge of $1.7 million, or $0.07 per share, for environmental indemnification claims made by Ispat Inland, Inc. in connection with the Company’s sale of the Inland Steel Company. Excluding these charges, the Company had a loss per share of $0.28 in the first nine months of 2002.

Sales of $1.6 billion decreased 9 percent from the first nine months of 2001 reflecting a continuation of the depressed market since the second half of 2001. Volume decreased 9 percent and average selling price decreased 1 percent from the year ago period.

Gross profit per ton of $164 in the first nine months increased 1 percent from $163 per ton in the year-ago period despite the 1 percent decline in average selling price. The year ago period was negatively impacted by a reduction in inventory levels which caused the inclusion of older higher-cost materials in the cost of goods sold. Although volume declined 9 percent from the same period a year ago, expenses (defined as operating expenses plus depreciation) increased only 2 percent on a per ton basis to $166 in the first nine months of 2002 from $163 a year ago, reflecting an improved cost structure.

Included in the 2002 operating loss are a pretax gain of $10.9 million on the sale of a facility in Emeryville, California, and pretax charges of $8.5 million for the settlement of litigation relating to the sale of Inland Engineered Materials Corporation (“IEMC”) and $2.7 million for costs associated with facility closures. Included in the 2001 operating loss is a $1.0 million charge for the write-off of the Company’s investment in MetalSite, Inc., which was an Internet marketplace for steel that halted commercial operations in the second quarter of 2001, and a pretax gain of $1.3 million on the sale of a facility in Minneapolis, Minnesota.

Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” discontinues amortization of goodwill. As a result, no goodwill amortization expense was recognized in the first nine months of 2002, while the year ago period included a $3.7 million charge. Excluding the gain on sale of the California facility, the adjustment to the gain on the sale of IEMC and the plant closure costs in 2002, and the investment write-off, gain on sale and goodwill amortization in 2001, the Company reported an operating loss of $3.1 million compared to zero operating profit in the year ago period.

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

Liquidity and Financing

The Company had cash and cash equivalents at September 30, 2002 of $21.6 million, compared to $20.5 million at December 31, 2001. At September 30, 2002, the Company had $100 million outstanding fundings under its trade receivables securitization facility, no outstanding short-term funded borrowing under its revolving credit facility and $65 million of letters of credit issued under the credit facility.

At September 30, 2002, the Company had approximately $90 million available from its short-term funding sources. Although on an individual facility basis the Company had $73 million available under the trade receivables securitization facility and $70 million available under the revolving credit facility, after taking into account an estimated fourth-quarter, non-cash charge to equity for decreases in pension funding levels and ratio requirements for the facilities, total availability was limited to $90 million. The non-cash pension charge to equity is described in the next paragraph. The approximately $90 million of availability compares to availability of $116 million at December 31, 2001.

The Company’s pension plan met the minimum funding requirements under the Employee Retirement Income Security Act (ERISA) for 2002. However, pension trust investment returns have been negatively impacted by the performance of the stock market. The latter factor, coupled with lower discount rates, will decrease the level of pension funding recorded on the Company’s financial statements at December 31, 2002 by approximately $60 million from year-end 2001. Consistent with Financial Accounting Standard No. 87, the Company estimates a fourth quarter, non-cash charge to equity of approximately $40 million. The actual charge will be determined as of December 31, 2002. The Company will then record an increase in the additional minimum pension liability of an estimated $60 million and a corresponding after-tax charge to equity of an estimated $40 million as part of comprehensive income (loss) for 2002.

The Company did not have any ERISA-required pension plan contributions during 2002 and also does not forecast any ERISA-required contributions for 2003. The Company elected to make a voluntary contribution of $4.7 million to improve the plan’s funded status in 2002 and may elect to again make voluntary contributions in 2003. In the event that asset returns do not improve, the Company could have future sizeable pension contribution requirements beginning as soon as 2004. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition or results of operations.

The Company has a committed bank revolving credit facility of $175 million that extends until July 19, 2004. The facility is secured by inventory. The revolving credit agreement contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. The facility also contains certain financial covenants, including covenants regarding net worth and the Company’s debt-to-capital ratio, with which the Company was in compliance at September 30, 2002.

At September 30, 2002, $40 million of the $175 million revolving credit facility was not available for borrowing. Of that $40 million, $15 million will become available if the Company meets certain financial ratios and the remainder will become available upon consent of all the lenders. Letters of credit issued under the facility reduce the amount available for borrowing. At September 30, 2002, the Company had $65 million of letters of credit outstanding, primarily related to the PBGC guaranty discussed below and no short-term borrowings under the credit facility. Although the Company had $70 million available under this credit facility, total availability under both this facility and the trade receivables securitization facility is limited to approximately $90 million as discussed above. When availability of funds under the credit facility is less than $25 million, the Company is limited to a maximum payment of $10 million in dividends in any calendar year and $3 million in stock purchases in any twelve-month period.

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

The Company has a 364-day trade receivables securitization facility, in connection with which the Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits. This subsidiary is part of the Company’s consolidated financial statements. The facility, which was scheduled to expire March 28, 2002, was renewed on March 15, 2002 for a 364-day period ending March 14, 2003. The facility was amended to reduce maximum availability from $250 million to $200 million and to modify certain termination events and covenants including, among other things, eliminating the termination of the facility if the Company fails to maintain specified debt rating on its long-term unsecured debt. Fundings under the renewed facility are limited to the lesser of a funding base, comprised of eligible receivables, and $200 million. Although the level of receivables would have allowed $73 million of additional funding at September 30, 2002, total availability under both this facility and the revolving credit facility is limited to approximately $90 million as discussed above. The amended facility requires the Company to comply with various affirmative and negative covenants and certain financial covenants, including covenants on net worth and the Company’s debt-to-capital ratio. The amended facility requires early amortization if the special-purpose subsidiary does not maintain a minimum equity requirement. Additionally, the facility terminates on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables and to meet the debt-to-capital ratio and net worth covenants. The Company and the special-purpose subsidiary were in compliance with these covenants at September 30, 2002.

At September 30, 2002, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the facilities described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the revolving credit facility covenants at September 30, 2002.

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through September 30, 2002, $12.35 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has an initial term of five years, and can be renewed at the Company’s option for up to an additional three years upon payment of an additional premium.

Under the indemnification provisions of the merger agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of September 30, 2002, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

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

Item 4.    Controls and Procedures

(a)
The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing any material information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934.

(b)	There have been no significant changes in internal controls, or in other factors that could affect the Company’s internal controls, subsequent to the date of evaluation.

PART II. OTHER INFORMATION

Item 5.    Other Information.

Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company retained an environmental consultant to conduct Phase I and Phase II environmental studies for one of the properties that the Company intends to dispose of in connection with consolidating its Chicago operations. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established as part of the Restructuring Charge in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports. The Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 6.    Exhibits and Report on Form 8-K.

(a)	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K.

On August 12, 2002, the Company filed a Current Report on Form 8-K, reporting, under Item 9—Regulation FD Disclosure, the Statements under Oath by the Principal Executive Officer and Principal Financial Officer of Ryerson Tull, Inc. as required under Section 906 of the Sarbanes-Oxley Act of 2002 and under the June 27, 2002 Order of the Securities and Exchange Commission.

On September 3, 2002, the Company filed a Current Report on Form 8-K, reporting, under Item 9—Regulation FD Disclosure, that the Company announced that it is fully operational at its new facility in Stockton, CA to service the San Francisco Bay area. As part of this move the Company sold its Emeryville, CA service center on August 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC

By:	/S/ LILY L. MAY

Lily L. May Controller and Chief Accounting Officer

Date: November 13, 2002

CERTIFICATIONS

Pursuant to the requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the Principal Executive Officer and the Principal Financial Officer of Ryerson Tull, Inc. have signed the certificates on the dates indicated.

REPORT OF THE
PRINCIPAL EXECUTIVE OFFICER

I, Neil S. Novich, as Chairman, President & Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ryerson Tull, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

Signature:	/S/ NEIL S. NOVICH

Neil S. Novich Chairman, President & Chief Executive Officer (Principal Executive Officer)

REPORT OF THE
PRINCIPAL FINANCIAL OFFICER

I, Jay M. Gratz, as Executive Vice President and Chief Financial Officer, certify that:

1	I have reviewed this quarterly report on Form 10-Q of Ryerson Tull, Inc.;

2
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

b)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6
Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

Signature:	/S/ JAY M. GRATZ

Jay M. Gratz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Part I — Schedule A

RYERSON TULL, INC.
AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY

	Dollars in Millions
	September 30, 2002		December 31, 2001
	(unaudited)
STOCKHOLDERS’ EQUITY

Series A preferred stock ($1 par value)
—80,025 shares and 80,230 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively		$0.1		$0.1
Common stock ($1 par value)
—50,556,350 shares issued as of September 30, 2002 and December 31, 2001		50.6		50.6
Capital in excess of par value		861.7		862.5
Retained earnings
Balance beginning of year	$441.4		$506.8
Net income (loss)	(90.6)		(60.2)
Dividends
Series A preferred stock—
$1.80 per share in 2002 and $2.40 per share in 2001	(0.2)		(0.2)
Common Stock—
$.15 per share in 2002 and $.20 per share in 2001	(3.7)	346.9	(5.0)	441.4

Restricted stock awards		(0.2)		(0.1)
Treasury stock, at cost
—25,742,450 as of September 30, 2002 and 25,767,918 as of December 31, 2001		(752.6)		(753.6)
Accumulated other comprehensive income (loss)		(48.8)		(49.2)

Total Stockholders’ Equity		$457.7		$551.7

EXHIBIT INDEX

Exhibit Number		Description

3.1
Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2		By-Laws, as amended

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

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1	*
Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.2	*
Ryerson Tull 2002 Incentive Stock Plan (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 22, 2002 that was furnished to stockholders in connection with the annual meeting held May 8, 2002, and incorporated by reference herein.)

10.3	*
Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4	*
Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5	*
Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6	*
Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7	*
Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8	*
Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.9	*
Outside Directors Accident Insurance Policy, with endorsement (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.10	*
Ryerson Tull Directors’ 1999 Stock Option Plan. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form
10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11	*
Ryerson Tull Directors’ Compensation Plan, as amended. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.12	*
Severance Agreement, dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.13	*
Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14	*
Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15	*
Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.16	*
Schedule to Form of Change in Control Agreement dated March 11, 2001 as referred to in Exhibit 10.14. (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No.
1-9117), and incorporated by reference herein.)

10.17	*
Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.18	*
Schedule to Form of Change in Control Agreement dated March 11, 2001 as referred to in Exhibit 10.16. (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No.
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

10.21	*
Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22	*
Confidentiality and Non-Competition Agreement dated June 1, 2000 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23	*
Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

99.1
Certification of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Pursuant to the requirements of Regulation 14a-3(b)(10), the Company will furnish any exhibit listed above upon the payment of $10.00, upon written request, accompanied by such payment, to:

Corporate Secretary
Ryerson Tull, Inc.
2621 West 15th Place
Chicago, Illinois 60608

The Company makes its periodic and current reports available, free of charge, on its Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Web site address is www.ryersontull.com