Form 10-K
period 2002-12-31
RYERSON TULL INC /DE/
filed 2003-02-27
CIK 790528

2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File No. 1-9117

RYERSON TULL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3425828
(State of Incorporation)	(I.R.S. Employer Identification No.)
2621 West 15th Place, Chicago, Illinois	60608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 762-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1.00 par value), including Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $288,328,540.96 as of June 30, 2002.(1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐ .

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 21, 2003 was 24,813,538.

(1)	Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on April, 16, 2003.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion of Operations and Financial Condition.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology and e-commerce; new or modified statutory or regulatory requirements; sales volumes; pricing pressures; cost of purchased materials; ability to maintain market share; inventory management; market competition; the company’s mix of products and services; reliance on large customers; implementation, cost and financial risks associated with increasing use of multi-year contracts; the Company’s ability to lower costs and expenses; industry and customer consolidation; customer and supplier insolvencies; labor relations; the outcome of pending and future litigation and claims; continued availability of financing and financial resources required to support the Company’s future business and other factors. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

PART I

ITEM 1.    BUSINESS.

Ryerson Tull, Inc. (“Ryerson Tull”), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“Ryerson”) and J. M. Tull Metals Company, Inc. (“Tull”) (unless the context indicates otherwise, Ryerson Tull, Ryerson and Tull, together with their subsidiaries, are collectively referred to herein as the “Company”). The Company has a single business segment, which is comprised primarily of Ryerson and Tull, leading steel service, distribution and materials processing organizations.

Operations

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson and Tull; in Canada through Ryerson Tull Canada, Inc., formerly known as Washington Specialty Metals, Inc.; in Mexico through an arrangement with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited; and is organized into four business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 2002 sales of $2.1 billion. The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

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

The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on data reported by the Metals Service Center Institute, the Company believes that the industry is comprised of over 5,000 service center locations operating throughout the United States. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. In general, competition is based on quality, service, price and geographic proximity.

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

The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company’s competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 has led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 to remain competitive.

Products and Services

The Company carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows the Company’s percentage of sales revenue by major product lines for 2002, 2001 and 2000:

	Percentage of Sales Revenues
Product Line	2002	2001	2000
Carbon flat rolled	34%	35%	33%
Stainless and aluminum	33	30	29
Fabrication and carbon plate	15	16	18
Bars, tubing and structurals	14	15	16
Other	4	4	4

Total	100%	100%	100%

More than one-half of the materials sold by the Company is processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called “scale,” from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; leveling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company’s operations or constitute a significant part of its operating costs.

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

The Company’s services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of Company-owned materials to the customer and the placement of the Company employees at a customer’s site for inventory management, production and technical assistance. The Company also provides special stocking programs in which products that would not otherwise be stocked by the Company are held in inventory to meet certain customers’ needs. The foregoing services are designed to reduce customers’ costs by minimizing their investment in inventory and improving their production efficiency.

Customer Base

The Company’s customer base is diverse, numbering over 30,000. No customer accounted for more than 8 percent of Company sales in 2002, and the top ten customers accounted for approximately 14 percent of its sales in 2002. The Company’s customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company’s percentage of sales revenue by class of customers for 2002, 2001 and 2000:

	Percentage of Sales Revenues
Class of Customer	2002	2001	2000
Machinery manufacturers	32%	30%	30%
Fabricated metal products producers	26	25	26
Electrical machinery producers	16	14	13
Transportation equipment producers	9	10	9
Construction-related purchasers	4	4	5
Wholesale distributors	3	4	4
Metals mills and foundries	2	2	3
Other	8	11	10

Total	100%	100%	100%

Some of the Company’s largest customers have supply arrangements with the Company at fixed prices and from three months to one year in duration. A small number of these arrangements extend beyond one year in duration; however, fixed prices do not exceed one year in duration. The Company attempts to limit its financial exposure on fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time.

Suppliers

In 2002, the Company purchased approximately 2.3 million tons of materials from many suppliers, including mills located throughout the world. The Company’s top 25 suppliers accounted for 79 percent of 2002 purchase dollars. The only supplier that accounted for 10 percent or more of the 2002 purchase dollars was Ispat Inland Inc. (“Ispat”), which accounted for approximately 15 percent of purchase dollars.

The Company purchases the majority of its inventories at prevailing market rates from strategic suppliers with which it has established relationships in order to obtain improvements in price, quality, delivery and service. In order to minimize its financial exposure, the Company generally matches its long-term fixed-price sales contracts for specific customers with long-term fixed-price supply contracts. However, because of the competitive nature of the business, when metal prices increase due to product demand, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, the Company may not be able to pass its increased material costs fully to customers. Because the Company uses many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products, the Company believes it will be able to meet its materials requirements for the foreseeable future. The Company believes it has good relationships with most of its suppliers.

Sales and Marketing

Each of the Company’s business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company’s products. The Company’s office and field sales staffs, which together consist of approximately 640 employees, include technical and metallurgical personnel. In addition, its technically oriented marketing department develops advertising materials and maintains product expertise for each of the various types of materials sold and industries serviced by the Company.

Capital Expenditures

In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2002, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $44.1 million (excluding capital expenditures related to discontinued operations).

	Dollars in Millions
	Additions	Retirements or Sales	Net Capital Additions
2002	10.5	12.9	(2.4)
2001	13.4	11.5	1.9
2000	34.7	11.5	23.2
1999	31.6	20.1	11.5
1998	40.1	30.2	9.9

The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $10 million to $20 million for 2003, which it expects will be funded from cash generated by operations.

Employees

As of December 31, 2002, the Company employed approximately 3,600 persons, of which approximately 1,800 were salaried employees and approximately 1,800 were hourly employees. 62 percent of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters. The Company’s relationship with the various unions generally has been good and over the last five years there have been no work stoppages. The Company has recently concluded negotiations with the Joint Teamsters and Steelworkers Unions implementing a first contract covering approximately 570 employees at three locations in Chicago, and is currently negotiating with the UAW in Marshalltown, Iowa covering 40 employees. During 2003, contracts covering approximately 280 employees at eleven facilities will expire. During 2004, contracts covering approximately 90 employees at five facilities will expire. The current agreement covering approximately 220 employees with the United Steelworkers will expire on July 31, 2003, and agreements with the Teamsters expire on various dates during the period April 30, 2003 through April 30, 2005. While management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts, no assurances can be given that labor disruptions will not occur or that any of these contracts will be extended prior to their expiration.

Environmental, Health and Safety Matters

The Company’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company’s management believes that the Company’s operations are presently in substantial compliance with all such laws and does not currently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on the Company’s results of operations or financial condition.

Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company retained an environmental consultant to conduct Phase I and Phase II environmental studies for one property that the Company intends to dispose of in connection with consolidating its Chicago operations. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established as part of the restructuring charge in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports. The Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company’s financial position or results of operations.

On January 14, 2003, the United States Environmental Protection Agency advised Ryerson and various other unrelated parties that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures is approximately $800,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson is reviewing its records to determine its potential liability and the extent of its involvement and participation in this matter has not yet been determined. While it is not possible at this time to predict the amount of Ryerson’s potential liability, this matter is not expected to materially affect its or the Company’s results of operations or financial condition.

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

Corporate Restructuring

In 2002, the Company recorded a restructuring charge associated with the closure of a facility in the southern United States. The charge consists primarily of employee-related costs, including severance for 40 employees. The restructuring actions were completed by year-end 2002.

Ryerson Tull Receivables LLC

In 2001, the Company formed Ryerson Tull Receivables LLC in connection with the Company’s then-existing 364-day trade receivables securitization facility. Ryerson Tull Receivables LLC is a special-purpose, wholly-owned, bankruptcy-remote subsidiary organized for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in all eligible receivables to certain commercial paper conduits.

Concurrent with the establishment of the Company’s up to $450 million revolving credit facility on December 20, 2002, the Company terminated its 364-day trade receivables securitization facility. At that date, Ryerson Tull Receivables LLC repurchased the interests of the commercial paper conduits in receivables, sold receivables held by it to Company subsidiaries, and ceased its purchase of receivables from the Company’s subsidiaries.

Foreign Operations

Ryerson Tull Canada

Ryerson Tull Canada, Inc., a wholly-owned, indirect Canadian subsidiary of Ryerson Tull, is a metals service center and processor with facilities in Vaudreuil (QC) and Brampton (ON), Canada.

Ryerson Tull Mexico

Ryerson Tull Mexico, S.A. de C.V., owns a general line metals processing and service center in Guadalajara, Mexico and leases such facility to G. Collado S.A. de C.V.

Ryerson International

In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to hold the Company’s non-North American international operations, and it organized Ryerson International Trading, Inc. (formerly Inland International Trading, Inc.) to sell products and services of the Company and its affiliates and purchase materials for them abroad.

During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. This transaction had no impact on the net earnings for the period.

Ryerson Industries de Mexico

The Company, through Ryerson Industries de Mexico, S.A. de C.V., owned a 50 percent interest in Centro de Servicio Placa y Lamina, S. A. de C.V., formerly known as Ryerson de Mexico, S.A. de C.V., a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel manufacturer in Mexico (“AHMSA”). Centro de Servicio Placa y Lamina, which was formed in 1994, is a general line metals service center and processor with 8 facilities in Mexico. In March 2000, the Company and AHMSA entered into an agreement to sell the Company’s 50 percent interest in the joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture’s Guadalajara facility.

On December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico, S.A. de C.V. to Grupo Collado S.A. de C.V.

Shanghai Ryerson Limited

The Company owned a 49 percent interest in Shanghai Ryerson Limited, a joint venture with a unit of Baoshan Iron and Steel Corporation, an integrated steel manufacturer in China. Shanghai Ryerson Limited, which was formed in 1996, is a metals service center with a facility at Pudong, Shanghai, China.

In 2002, the Company sold its 49 percent interest in the joint venture. The impact of Shanghai Ryerson’s operations on the Company’s results of operations has not been material.

Tata Ryerson Limited

The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with The Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad and Chennai, India. The impact of Tata Ryerson’s operations on the Company’s results of operations has not been material.

Available Information

The Company makes its periodic and current reports available, free of charge, on its Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Web site address is www.ryersontull.com.

ITEM 2.    PROPERTIES.

As of January 1, 2003, the Company’s facilities were:

Joseph T. Ryerson & Son, Inc.

Ryerson owns its regional business unit headquarters offices in Chicago (IL) and Renton (WA) and leases office space in Westmont (IL). Ryerson North’s service centers are at Bettendorf (IA), Buffalo (NY), Charlotte (NC), Chattanooga (TN), Chicago (IL) (three facilities), Cincinnati (OH), Cleveland (OH), Dallas (TX), Des Moines (IA), Devens (MA), Easton (PA), Fairless Hills (PA), Indianapolis (IN), Kansas City (MO), Lansing (MI), Milwaukee (WI), Philadelphia (PA), Pittsburgh (PA), Plymouth (MN), Pounding Mill (VA) and St. Louis (MO) with office space at Long Island City (NY) and Matthews (NC). Ryerson West’s service centers are at Commerce City (CO), Phoenix (AZ), Portland (OR), Renton (WA), Salt Lake City (UT), Spokane (WA), Stockton (CA) and Vernon (CA). Ryerson owns former operating facilities at Charlotte (NC), Chicago (IL) and Detroit (MI). Ryerson Tull Coil Processing Division’s facilities are located in Chicago (IL), Knoxville (TN), Marshalltown (IA) and Plymouth (MN) with office space in Hamilton (OH).

All of Ryerson’s operating facilities are held in fee with the exception of the facilities at Bettendorf (IA) (long-term lease), one Chicago (IL) facility (short-term lease), Easton (PA) (long-term lease), Fairless Hills (PA) (long-term lease), Hamilton (OH) (long-term lease), Lansing (MI) (long-term lease), Knoxville (TN) (long-term lease), Plymouth (MN) (short-term lease), a portion of the property at St. Louis (MO) (short-term lease), Salt Lake City (UT) (short-term lease), Stockton (CA) (long-term lease) and offices at Long Island City (NY) (long-term lease) and Matthews (NC) (short-term lease). Ryerson has leases for the former operating facility at Wheeling (IL) (long-term lease) with leases on former office spaces at Buffalo Grove (IL) (long-term lease), New Hope (MN) (long-term lease) and Southfield (MI) (short-term lease). Ryerson’s properties are adequate to serve its present and anticipated needs.

J. M. Tull Metals Company, Inc.

Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC) (2 facilities), Charleston (SC), Fort Smith (AR) (2 facilities), Greensboro (NC), Greenville (SC), Jackson (MS), Jacksonville (FL), Little Rock (AR), Miami (FL), New Orleans (LA), Oklahoma City (OK), Pikeville (NC), Pinellas Park (FL), Richmond (VA), Shreveport (LA), Tampa (FL), Tulsa (OK), West Memphis (AR), Youngsville (NC) and

Norcross (GA), where its headquarters is located. All of Tull’s operating facilities are held in fee, with the exception of the facilities at Charleston (SC) (long-term lease), one at Charlotte (NC) (long-term lease), one at Fort Smith (AR) (short-term lease), Pikeville (NC) (long-term lease), Pinellas Park (FL) (short-term lease), and Youngsville (NC) (short-term lease). Tull has a lease for the former operating facility at Lawrenceville (GA) (long-term lease). Tull’s properties are adequate to serve its present and anticipated needs.

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

Tata Ryerson Limited

Tata Ryerson Limited, a joint venture company in which the Company owns a 50 percent interest, has six metals service centers in India, at Jamshedpur, Pune, Bara, Howrah, Faridabad and Chennai. Tata Ryerson’s properties are adequate to serve its present and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, the Company is named as a defendant in legal actions that arise primarily in the ordinary course of its business. Management does not believe that the resolution of these claims will have a material adverse effect on the Company’s financial condition or results of operations.

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued us and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc. and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages in excess of $75,000, with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit and intends to put forth a vigorous defense. The Company settled other litigation in June 2002 described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations.”

On January 14, 2003, the United States Environmental Protection Agency advised Ryerson and various other unrelated parties that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures is approximately $800,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson is reviewing its records to determine its potential liability and the extent of its involvement and participation in this matter has not yet been determined. While it is not possible at this time to predict the amount of Ryerson’s potential liability, this matter is not expected to materially affect its or the Company’s results of operations or financial condition.

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

Set forth below are the executive officers of Ryerson Tull as of February 28, 2003, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below. References to Pre-merger Ryerson Tull refer to a subsidiary wholly owned by the Company and merged into the Company in 1999. References to Inland refer to Inland Steel Industries, Inc., the former name of the Company.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
Neil S. Novich, 48 Chairman, President and Chief Executive Officer

Mr. Novich has been Chairman, President and Chief Executive Officer and a director of Ryerson Tull since February 1999. He served as President, Chief Executive Officer, Chief Operating Officer and a director of Pre-merger Ryerson Tull from June 1994 to February 1999. He was a Senior Vice President of Inland from January 1995 to May 1996. Prior to joining Inland, he led the Distribution and Logistics Practice at Bain & Company, an international management consulting firm. Mr. Novich is also a director of W.W. Grainger, Inc.

Jay M. Gratz, 50 Executive Vice President, Chief Financial Officer and President—RTCP

Mr. Gratz has been Executive Vice President and Chief Financial Officer of Ryerson Tull since February 1999 and President of Ryerson Tull Coil Processing Division since November 2001. He was Vice President of Pre-merger Ryerson Tull from September 1994 to February 1999 and was Chief Financial Officer of Pre-merger Ryerson Tull from April 1996 to February 1999. He was Vice President and Chief Financial Officer of Inland from May 1996 to December 1998.

Gary J. Niederpruem, 51 Executive Vice President

Mr. Niederpruem has been Executive Vice President of Ryerson Tull since February 1999. He was President of Ryerson Central, a unit of Ryerson Tull, from April 1998 until February 1999. He was President of Ryerson East, a unit of Ryerson Tull, from January 1993 to March 1998.

Thomas S. Cygan, 58 President—Ryerson Tull North	Mr. Cygan has been President, Ryerson Tull North, a unit of Ryerson Tull, since June 2000. He was President of Ryerson West, a unit of Ryerson Tull, from November 1994 to May 2000.

James M. Delaney, 45 President—Customer Solutions Team, Chief Customer Officer and Chief Procurement Officer

Mr. Delaney has been President, Customer Solutions Team and Chief Customer Officer since June 2000 and Chief Procurement Officer since July 2001. He was President of Ryerson Central, a unit of Ryerson Tull, from February 1999 to June 2000. He was Vice President and General Manager of Ryerson Central from April 1997 until January 1999. He was Vice President and General Manager of Ryerson East, a unit of Ryerson Tull, from January 1993 until April 1997.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
Robert M. Lampi, 46 President, Ryerson Tull West

Mr. Lampi has been President, Ryerson Tull West, a unit of Ryerson Tull, since June 2000. He was Vice President and General Manager of Ryerson West from November 1998 to May 2000. He was Marketing General Manager of Ryerson West from November 1997 to October 1998. He served as General Manager of Ryerson West’s Salt Lake City location from February 1993 to October 1997.

Stephen E. Makarewicz, 56 President—Ryerson Tull South	Mr. Makarewicz has been President, Ryerson Tull South, a unit of Ryerson Tull, since June 2000 and President, Chief Executive Officer and Chief Operating Officer of Tull since October 1994.

William Korda, 55 Vice President— Human Resources	Mr. Korda has been Vice President—Human Resources of Ryerson Tull since February 1999. He served as Vice President—Human Resources of Pre-merger Ryerson Tull from October 1993 to February 1999.

Joyce E. Mims, 60 Vice President and General Counsel

Ms. Mims has been Vice President and General Counsel of Ryerson Tull since January 2001. She was Vice President, General Counsel and Secretary of Ryerson Tull from June 1999 until January 2001 and Senior Vice President and General Counsel of Ancilla Systems Incorporated, a multi-hospital health care system, from 1995 through 1997.

Darell R. Zerbe, 60 Vice President— Information Technology

Mr. Zerbe has been Vice President—Information Technology and Chief Information Officer of Ryerson Tull since February 1999. He served as Vice President—Information Technology and Chief Information Officer of Pre-merger Ryerson Tull from February 1996 to February 1999. He served as Senior Vice President, Management Information Systems, for Venture Stores, Inc. from 1988 to February 1996.

Terence R. Rogers, 43 Vice President— Finance and Treasurer

Mr. Rogers has been Vice President—Finance since September 2001 and Treasurer since February 1999. He was Chief Procurement Officer from April 2000 to July 2001. He served as Treasurer of Pre-merger Ryerson Tull from September 1998 to February 1999 and as Director—Pension & Risk Management of Inland from December 1994 to September 1998.

Lily L May, 53 Vice President, Controller and Chief Accounting Officer

Ms. May has been Vice President of Ryerson Tull since January 2003 and Controller since February 1999. She was Controller of Pre-merger Ryerson Tull from May 1996 to February 1999. She was Vice President—Finance and Purchasing and Controller of Inland Steel Company from January 1995 through May 1996.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS.

The Common Stock of Ryerson Tull is listed and traded on the New York Stock Exchange. As of  February 21, 2003, the number of holders of record of Common Stock of Ryerson Tull was 9,802.

The Company’s Common Stock trades on the New York Stock Exchange. The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on the Common Stock for the period January 1, 2001 through December 31, 2002.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER (UNAUDITED)

(Dollars in millions, except per share data)

	Net Sales	Gross Profit	Income (Loss) From Continuing Operations Before Taxes	Net Income (Loss)	Per Common Share					Dividend Paid
					Net Income (Loss)		Market Price
					Basic	Diluted	High	Low	Close
2002
First Quarter	$516.9	$106.3	$(0.7)	$(83.2)*	$(3.36)*	$(3.36)*	$12.49	$10.50	$10.95	$0.05
Second Quarter	548.4	113.2	(13.0)	(10.0)	(0.41)	(0.41)	11.76	9.30	11.63	0.05
Third Quarter	533.2	109.5	4.4	2.6	0.10	0.10	11.65	6.36	6.43	0.05
Fourth Quarter	498.0	99.5	(10.4)	(5.7)	(0.23)	(0.23)	7.32	5.60	6.10	0.05

Year	$2,096.5	$428.5	$(19.7)	$(96.3)	$(3.89)**	$(3.89)**	$12.49	$5.60	$6.10	$0.20

2001
First Quarter	$638.1	$136.3	$2.8	$1.3	$0.05	$0.05	$12.05	$8.19	$10.05	$0.05	*
Second Quarter	582.6	119.2	(8.8)	(4.9)	(0.20)	(0.20)	13.99	9.65	13.49	0.05
Third Quarter	543.0	102.3	(18.1)	(11.6)	(0.47)	(0.47)	13.35	10.39	12.55	0.05
Fourth Quarter	479.8	63.9	(75.7)#	(45.0)#	(1.82)#	(1.82)#	12.76	10.60	10.95	0.05

Year	$2,243.5	$421.7	$(99.8)	$(60.2)	$(2.44)	$(2.44)	$13.99	$8.19	$10.95	$0.20

*	The first quarter of 2002 includes a charge for the cumulative effect of an accounting change of $91.1 million, $82.2 million after-tax, or $3.31 per share.
**	Amounts for the quarters do not total to the amount reported for the year due to differences in the average numbers of shares outstanding.
#	The fourth quarter of 2001 includes a $19.4 million restructuring charge, $11.9 million after-tax, or $0.48 per share.

Restrictions in the Company’s financing that limit the Company’s ability to pay dividends are described in Item 7 “Management’s Discussion and Analysis of Financial Condition” at page 13.

ITEM 6.    SELECTED FINANCIAL DATA.

The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Ryerson Tull, Inc. and Subsidiaries and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.” The historical consolidated financial information for the fiscal years 1998 through 2002 reflects the historical financial statements of the Company.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND

OPERATING RESULTS—CONTINUING OPERATIONS

(Dollars in millions, except per share and per ton data)

	2002		2001		2000		1999		1998
Summary of Earnings
Net sales	$2,096.5		$2,243.5		$2,862.4		$2,763.5		$2,782.7
Gross profit	428.5		421.7		569.7		631.9		625.8
Operating profit (loss)	(8.8	)(1)	(74.6	)(2)	(4.1	)(3)	97.1	(4)	96.0	(5)
Income (loss) before income taxes, minority interest, discontinued operations, and extraordinary loss	(19.7	)(1)	(99.8	)(2)	(33.5	)(3)	73.9	(4)	83.0	(5)
Income (loss) from continuing operations	(12.4	)(1)	(60.2	)(2)	(25.1	)(3)	38.4	(4)	47.7	(5)
Earnings (loss) per share—basic	(3.89	)(1)	(2.44	)(2)	(1.03	)(3)	1.56	(4)	1.03	(5)
Earnings (loss) per share—diluted	(3.89	)(1)	(2.44	)(2)	(1.03	)(3)	1.56	(4)	0.99	(5)
Financial Position at Year-End
Inventory—current value(6)	$492.7		$409.2		$608.9		$606.1		$571.6
Working capital	505.5		396.6		418.3		610.5		572.0
Property, plant and equipment	233.0		249.7		274.7		273.2		293.6
Total assets	1,101.5		1,009.9		1,372.1		1,387.2		1,391.0
Long-term debt	220.4		100.6		100.7		258.8		257.0
Stockholders’ equity	405.6		551.7		661.7		697.8		563.6
Financial Ratios
Inventory turnover—current value basis(6)	3.9		3.6		3.4		3.7		3.8
Operating asset turnover	2.6		2.2		2.3		2.5		2.5
Operating profit on operating assets (OP/OA)	(1.1)%		(7.3)%		(0.3)%		8.7%		8.6%
Return on ending stockholders’ equity	(3.1)		(10.9)		(3.8)		5.5		8.5
Volume and Per Ton Data
Tons shipped (000)	2,610		2,817		3,339		3,333		3,108
Average selling price per ton	$803		$796		$857		$829		$895
Gross profit per ton	164		150		171		190		201
Expenses per ton(7)	169		167		163		159		171
Profit per ton(8)	(5)		(17)		8		31		30
Profit Margins
Gross profit as a percent of sales	20.4%		18.8%		19.9%		22.9%		22.5%
Expenses as a percent of sales(7)	21.0		20.9		19.0		19.1		19.1
Profit as a percent of sales(8)	(0.6)		(2.1)		0.9		3.8		3.4
Other Data
Average number of employees	3,715		4,198		4,848		5,128		5,266
Tons shipped per average employee	703		671		689		650		590
Capital expenditures	$10.5		$13.4		$34.7		$31.6		$40.1
Cash flow provided by (used for) operating activities	(128.5)		249.5		(62.7)		38.6		(29.0)
Dividends per common share	0.20		0.20		0.20		0.20		0.20

Given the unusual nature of the items listed below, the Company believes that excluding these items provides a better comparison of year to year results.

(1)

Includes adjustment to the sale of Inland Engineered Materials Corporation of $8.5 million pretax, restructuring and plant closure costs of $2.7 million pretax, a $10.9 million pretax gain on the sale of assets and a $4.1 million gain on the sale of Company’s interests in China. Before these items, operating loss was

$12.6 million. Before these items and a $5.1 million gain from share received on demutualization of an insurance company, loss before taxes was $28.6 million and loss from continuing operations was $17.8 million. Before the items noted above and before a $1.7 million after-tax loss from discontinued operations and a charge of $82.2 million for the cumulative effect of a change in accounting principle, basic and diluted loss per share was $0.73.

(2)	Includes restructuring costs of $19.4 million pretax, loss on the sale of Mexican interests of $3.3 million pretax, the write-off of the investment in MetalSite, Inc. of $1.0 million pretax and a $1.3 million pretax gain on the sale of assets. Before these items, operating loss was $52.2 million, loss before taxes was $77.4 million, loss from continuing operations was $46.5 million, and basic and diluted loss per share was $1.88.
(3)	Includes restructuring and plant closure costs of $27.8 million pretax, bad debt expense for a single customer of $16.2 million pretax, and a $4.4 million pretax pension curtailment gain. Before these items, operating profit was $35.5 million, income before income taxes was $6.1 million, income from continuing operations was $4.6 million, and basic and diluted earnings per share were $0.18.
(4)	Includes a $1.8 million pretax gain on the sale of assets and plant closure costs of $3.6 million. Before these items, operating profit was $98.9 million, income before income taxes was $75.7 million, income from continuing operations was $39.3 million, and basic and diluted earnings per share were $1.60.
(5)	Includes a $5.9 million pretax gain on the sale of assets. Before this gain, operating profit was $90.1 million, income before taxes was $77.1 million, income from continuing operations was $44.0 million, and basic and diluted earnings per share were $0.94 and $0.90, respectively.
(6)	Current value of inventory consists of book value of inventory plus LIFO reserve.
(7)	Expenses are defined as operating expenses plus depreciation.
(8)	Profit is defined as gross profit minus expenses.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Background

This section contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Report on Form 10-K for cautionary information with respect to such forward-looking statements.

Critical Accounting Policies

Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed under the caption “Statement of Accounting and Financial Policies” under Item 8. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, the Company believes its estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

The Company considers the policies discussed below as critical to an understanding of the Company’s financial statements as application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation of matters that are uncertain. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure herein with the Audit Committee of the Board of Directors.

Provision for allowances, claims and doubtful accounts:    The Company performs ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information and payment history. The Company monitors customer payments and maintains a provision for estimated credit losses based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. The Company considers all available information when assessing each quarter the adequacy of the provision for allowances, claims and doubtful accounts.

Inventory valuation:    The Company’s inventories are valued at cost, which is not in excess of market. Cost is determined by the last-in, first-out (“LIFO”) method. The Company regularly reviews inventory on hand and records provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and the Company’s customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Deferred tax asset:    The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record additional valuation allowances against the Company’s deferred tax assets.

Pension and postretirement benefit plan assumptions:    The Company sponsors various benefit plans covering a substantial portion of its employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. The Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense the Company may record in the future. For example, regarding pension expense, a .25 percent decrease in the discount rate (from 7.5 percent to 7.25 percent) would have increased 2002 annual pension expense by $0.8 million. Also, a .25 percent decrease in the expected rate of return on plan assets (from 9.5 percent to 9.25 percent) would have increased 2002 annual pension expense by $0.8 million. For postretirement benefits, a one percent increase in the health care trend rate (from 7 percent in 2002 grading down to 5 percent in 2006 to 8 percent in 2002 grading down to 6 percent in 2006) would have increased 2002 postretirement benefit expense by $0.6 million.

Legal contingencies:    The Company is involved in a number of legal and regulatory matters including those discussed in Note 15 to the consolidated financial statements. As required by SFAS No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8. “Financial Statements and Supplementary Data.”

Results of Operations

	Results of Operations
	2002	2001	2000
	(Figures in millions, except per share data)
Net sales from continuing operations	$2,096.5	$2,243.5	$2,862.4
Operating loss from continuing operations	(8.8)	(74.6)	(4.1)
Loss from continuing operations	(12.4)	(60.2)	(25.1)
Loss on sale of discontinued operations	(1.7)	—	(4.8)
Cumulative effect of change in accounting principle	(82.2)	—	—
Net loss	(96.3)	(60.2)	(29.9)
Loss per common share from continuing operations—diluted	$(0.51)	$(2.44)	$(1.03)
Net loss per common share—diluted	(3.89)	(2.44)	(1.22)
Average shares outstanding—diluted	25.0	25.1	24.8

The Company’s primary business is metals distribution and processing. The Company reported a loss from continuing operations in 2002 of $12.4 million, or $0.51 per share, as compared with a loss from continuing operations of $60.2 million, or $2.44 per share, in 2001, and a loss of $25.1 million, or $1.03 per share, in 2000. Included in the 2002 results were a loss of $5.4 million after-tax, or $0.22 per share, to adjust the gain on sale of Inland Engineered Materials Corporation (“IEMC”), a gain on the sale of assets of $6.6 million after-tax, or $0.27 per share, a gain on the demutualization of an insurance company of $3.3 million after-tax, or $0.13 per share, a gain on the sale of the Company’s interests in China of $2.6 million after-tax or $0.11 per share and a restructuring charge of $1.6 million after-tax, or $0.07 per share. Included in the 2001 results were restructuring charges of $11.9 million after-tax, or $0.48 per share, and related inventory write-downs of $4.5 million after-tax, or $0.18 per share. The 2000 results included restructuring charges of $17.7 million after-tax, or $0.71 per share, and an additional provision (discussed below) of $12.3 million after-tax, or $0.50 per share, to fully reserve for a receivable from a company that filed for bankruptcy.

In 2002, weak market conditions that began in the second half of 2000 negatively impacted the Company as volume declined 7 percent from 2001, following a 16 percent decline in volume in 2001 from 2000. These market conditions negatively impacted the Company’s profitability for years 2001 and 2002.

Regarding discontinued operations, on July 16, 1998, Ispat International N.V. (“Ispat”) acquired Inland Steel Company (“ISC”), the Company’s wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company’s consolidated operations. In 1998, the Company recorded a $510.8 million after-tax gain from this transaction. In the fourth quarter of 2000, the Company recorded a $4.8 million after-tax charge related to a claim by Ispat in connection with the sale of ISC. In the second quarter of 2002, the Company recorded a $1.7 million after-tax charge as an additional accrual for environmental indemnification claims made by Ispat in connection with the sale of ISC.

Included in the 2002 net loss of $96.3 million is an after-tax charge of $82.2 million, or $3.31 per share, from the Company’s adoption of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142, the Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result of this assessment, the Company wrote off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle.

Comparison of 2002 with 2001—Continuing Operations

Net Sales.

Net sales of $2.10 billion in 2002 declined 7 percent from $2.24 billion in 2001 as a result of a 7 percent decrease in tons shipped. Average selling price per ton increased 1 percent from 2001. Volume was impacted by the weak market conditions.

Gross Profit.

Gross profit—the difference between net sales and the cost of materials sold—increased 2 percent to $428.5 million in 2002 from $421.7 million in 2001. Gross profit as a percentage of sales increased to 20.4 percent from 18.8 percent a year ago. The prior year was negatively impacted by the Company’s decision to aggressively reduce inventory, which reduced gross profit by $32 million in 2001. The $32 million ($12 per ton) reduction consists of a $22 million impact due to the inclusion of older and higher-cost material in the cost of goods sold and a $10 million impact from inventory liquidation. Furthermore, 2001 gross profit was adversely impacted by $7.4 million ($2 per ton) in inventory write-downs associated with the restructuring. Gross profit per ton increased to $164 in 2002 from $150 in 2001.

Expenses.

Expenses—which consist of operating expenses (excluding the adjustment to the gain on sale of IEMC, restructuring charges, the gain on the sale of assets and the gain on sale of foreign interests discussed below), and depreciation—decreased 6 percent in 2002 to $441.1 million from $468.9 million in 2001. The decline was due to lower volume and further fixed cost reductions in 2002. Expenses per ton increased to $169 from $167, a 1 percent increase, due to the volume decline. The average number of employees decreased 12 percent from 2001 to 2002 while tons shipped per employee, a key measure of productivity, increased 5 percent from 671 tons to 703 tons.

Excluded from the above expenses for 2002 are a $8.5 million loss resulting from the settlement of litigation related to the sale of IEMC, $2.7 million of restructuring and plant closure costs, a $10.9 million gain on the sale of assets and a $4.1 million gain on the sale of the Company’s interests in China. Excluded from 2001 expenses are a restructuring charge of $19.4 million, goodwill amortization of $5.0 million, a loss on the sale of the Company’s interests in Mexico of $3.3 million, a $1.0 million write off of an investment in MetalSite, Inc. and a $1.3 million gain on sale of assets. Given their unusual nature, excluding the items noted above provides a better comparison of year to year results.

Operating Profit (Loss).

Operating loss was $8.8 million in 2002 and $74.6 million in 2001. The improvement was primarily due to the effect on gross profit in 2001 of the inventory reduction program and restructuring costs in 2001. In 2002, operating results were negatively impacted by the adjustment to the gain on sale of IEMC of $8.5 million and restructuring charges of $2.7 million, offset by a gain on the sale of assets of $10.9 million and a $4.1 million gain on the sale of the Company’s interests in China. In 2001, operating results were negatively impacted by a restructuring charge of $19.4 million and related inventory write-downs of $7.4 million, goodwill amortization of $5.0 million, a loss of $3.3 million on the sale of the Company’s interests in Mexico and a $1.0 million write-off of the Company’s investment in MetalSite, Inc., offset in part by a gain on the sale of assets of $1.3 million. Excluding these items in both periods, the operating loss of $12.6 million in 2002 improved from a loss of $39.8 million in 2001. Given their unusual nature, excluding the items noted above provides a better comparison of year to year results.

Other Expense.

Other expenses decreased to $10.9 million in 2002 from $25.2 million in 2001. Included in other expenses was a gain of $5.1 million for the receipt of shares as a result of the demutualization of one of the Company’s insurance carriers, Prudential. Also included in other expenses is a charge of $1.9 million to write-off unamortized fees upon the termination of a financing agreement. The remaining other expenses are primarily related to interest and financing costs. Lower interest rates and lower levels of short term financing were responsible for the decrease in interest and financing costs.

Provision for Income Taxes.

In 2002, the Company recorded an income tax benefit of $7.3 million compared to $39.6 million in 2001. The effective tax rate was 36.9 percent in 2002 compared with 39.7 percent in 2001. In 2002, the effect of non-tax-deductible expense on the lower pretax loss was primarily responsible for the lower effective tax rate.

Earnings Per Share.

Diluted earnings per share from continuing operations was a loss of $0.51 in 2002 and a loss of $2.44 in 2001.

Comparison of 2001 with 2000—Continuing Operations

Net Sales.

Net sales of $2.24 billion in 2001 declined 22 percent from $2.86 billion in 2000 as a result of a 16 percent decrease in tons shipped and a 7 percent drop in average selling price per ton. Both volume and price were impacted by the weak market conditions.

Gross Profit.

Gross profit—the difference between net sales and the cost of materials sold—decreased 26 percent to $421.7 million in 2001 from $569.7 million in 2000. Gross profit as a percentage of sales decreased to 18.8 percent from 19.9 percent a year ago. The Company’s decision to aggressively reduce inventory, coupled with worsening market conditions, reduced gross profit by $32 million in 2001, of which $22 million was incurred in the fourth quarter. The $32 million reduction consists of a $22 million impact due to the inclusion of older and higher-cost material in the cost of goods sold and a $10 million impact from inventory liquidation. Furthermore, 2001 gross profit was adversely impacted by $7.4 million in inventory write-downs associated with the restructuring. Excluding the restructuring related inventory write-down, gross profit as a percentage of sales decreased to 19.1 percent in 2001 from 19.9 percent a year earlier. Gross profit per ton declined to $150 ($152 excluding the restructuring-related inventory write-downs) from $171 in 2000.

Expenses.

Expenses—which consist of operating expenses (excluding restructuring charges, loss on the sale of the Company’s interests in Mexico and MetalSite write-off discussed below) and depreciation—decreased 11 percent in 2001 to $468.9 million from $529.0 million excluding a $16.2 million bad debt provision in 2000. The decline was due to lower volume and further fixed cost reductions in 2001. Expenses per ton increased to $167 from $159, a 5 percent increase due to the volume decline. The average number of employees decreased 13 percent from 2000 to 2001 while tons shipped per employee, a key measure of productivity, decreased from 689 tons to 671 tons.

In addition to the 2001 restructuring charge, excluded from the above expenses for 2001 are goodwill amortization of $5.0 million, a $3.3 million loss resulting from the disposition of the Company’s interests in Mexico and a $1.0 million write-off of the Company’s investment in MetalSite, Inc. The comparative 2000 expenses also exclude goodwill amortization of $5.2 million.

Operating Profit (Loss).

Operating loss was $74.6 million in 2001 and $4.1 million in 2000. Volume decline and the erosion of gross profit margins in addition to the restructuring costs and the inventory write-downs were the primary factors in the widening operating loss. In 2001, operating results were negatively impacted by a restructuring charge of $19.4 million and related inventory write-downs of $7.4 million, goodwill amortization of $5.0 million, a loss on the sale of the Company’s interests in Mexico of $3.3 million and a $1.0 million write-off of the Company’s investment in MetalSite, Inc., offset in part by a gain on the sale of assets of $1.3 million. In 2000, operating results were negatively impacted by an additional $16.2 million bad debt provision, restructuring and plant closure costs of $27.8 million, goodwill amortization of $5.2 million, offset in part by a pension curtailment gain of $4.4 million. Excluding these items in both periods, operating profit of $40.7 million in 2000 declined to a loss of $39.8 million in 2001.

Other Expense.

Other expenses, primarily interest and financing costs, decreased to $25.2 million in 2001 from $29.4 million in 2000. Lower levels of short-term borrowing, due primarily to lower working capital requirements, as well as the substitution of lower cost financing for higher cost debt in the second half of 2001, were responsible for the decrease.

Provision for Income Taxes.

In 2001, the Company recorded an income tax benefit of $39.6 million compared to $8.4 million in 2000. The effective tax rate was 39.7 percent in 2001 compared with 25.0 percent in 2000. In 2000, the effect of non-tax-deductible expense on the lower pretax loss was primarily responsible for the lower effective tax rate.

Earnings Per Share.

Diluted earnings per share from continuing operations was a loss of $2.44 in 2001 and a loss of $1.03 in 2000.

Liquidity and Financing

The Company finished 2002 with cash and cash equivalents of $12.6 million compared with $20.5 million at year-end 2001. Net cash used for operating activities was $128.5 million in 2002 compared with net cash provided from operating activities of $249.5 million in 2001. The primary reasons for the increased use of cash in 2002 were the repurchase of receivables upon the termination of the Company’s trade receivables securitization facility and increases in inventory to provide improved depth in certain products. In 2001, the large cash inflow was primarily the result of reductions in inventory and the sale of trade receivables through the trade receivables securitization facility.

On December 20, 2002, the Company and its two main operating subsidiaries elected to establish a new four-year up to $450 million revolving credit facility that extends to December 19, 2006. The new facility is secured by inventory and trade receivables and guaranteed by the Company’s domestic subsidiaries. Contemporaneously, both the Company’s $200 million trade receivables securitization and its $175 million credit facility secured by inventory were cancelled, all outstanding borrowings under those facilities repaid and all interests in sold receivables repurchased, and letters of credit issued under the credit facility transferred to the new revolving credit facility. Prior to its cancellation, the trade receivables securitization, initially established as a $250 million facility in March 2001, had been renewed in 2002 for a 364-day period ending March 14, 2003, reduced to $200 million and amended to eliminate the covenant requiring the Company to maintain a minimum unsecured long-term debt rating.

The Company believes that its present cash position, cash flow anticipated from operations, and cash available from its new facility will provide sufficient liquidity to fund its capital program and meet any operating cash requirements that may arise for at least the next year. Additionally, proceeds from the new credit facility can be used for general corporate purposes including the redemption of the Company’s $100 million 9 1/8% Notes maturing in July 2006.

At December 31, 2002, the Company had $120 million of borrowings, $68 million of letters of credit outstanding, and $163 million available under the $450 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $396 million at December 31, 2002. Additionally, as of that date, $45 million of this credit facility was not available for borrowing; $15 million will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. Letters of credit issued under the facility reduce the amount available for borrowing. Maximum borrowings under this facility during 2002 were $133 million and maximum letters of credit issued were $68 million. At December 31, 2002, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding.

In comparison, at December 31, 2001, the Company had $61 million of letters of credit issued and no short-term funded borrowing under its $175 million credit facility, $105 million outstanding funding under its $250 million trade receivables securitization facility, and total short-term funding sources available of $116 million (comprised of $74 million from the credit facility and $42 million from the trade receivables securitization.) At December 31, 2001, $40 million of the $175 million credit facility was not available for borrowing. Of that $40 million, $15 million could become available if the Company met certain financial ratios and the remainder would become available upon consent of all the lenders. Letters of credit issued under the facility reduced the amount available for borrowing. The maximum borrowing under the credit facility in 2001 was $17 million. At December 31, 2001, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remained outstanding.

The Company’s new credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company is limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock purchases in any twelve-month period. As of December 31, 2002, the Company was not subject to the most restrictive limitations. Beginning March 31, 2005, the availability block discussed above will increase each quarter through the maturity of the Company’s 9 1/8% Notes in July 2006 to provide available funds under this facility to repay the Notes. Interest rates under the new credit facility were increased to market levels and are variable; the interest rate at February 19, 2003, was 4.1 percent.

The new revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company as well as cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at December 31, 2002.

The Company cancelled its $175 million credit facility on December 20, 2002. At December 31, 2000, this facility was an unsecured $250 million credit facility. The facility was reduced to $125 million in January 2001 when the banks granted a temporary waiver due to the Company’s technical default of the fixed charge coverage ratio related to fourth quarter 2000 results. On February 22, 2001, the credit agreement terms were revised to increase the credit line to $150 million, to pledge the Company’s inventory as collateral and adjust the interest rate to market levels. The facility was amended in July 2001 to increase the size to $175 million, extend the maturity to July 19, 2004, amend certain covenants, and adjust pricing. It was further amended on December 21, 2001, to revise the minimum net worth covenant calculation. It contained covenants that, among other things, restricted payment of dividends, capital stock repurchases, certain kinds of secured indebtedness and subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. Its financial covenants included net worth requirements and a debt-to-capital ratio and cross-default provisions to other financing arrangements.

Under the Company’s former trade receivables securitization facility, initiated on March 29, 2001, extended in March 2002 and terminated in December 2002, as described above, fundings were limited to the lesser of a funding base, comprised of eligible receivables, and $250 million (reduced to $200 million in March 2002). The facility required early amortization if the special-purpose subsidiary did not maintain a minimum equity requirement and terminated on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables. The facility initially also terminated if the Company failed to maintain long-term unsecured debt ratings of at least B by Standard and Poor’s and B2 by Moody’s, which provision was eliminated in March 2002 when the facility was renewed.

The Company, as a condition of completing the sale of its steel manufacturing segment in 1998, entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) and the purchasers to provide certain financial commitments to reduce the underfunding of the steel manufacturing company’s pension plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of that pension plan (now the Ispat Inland Inc. Pension Plan). The agreement also required the Company to provide collateral for its guarantee in the event of a downgrade of the Company’s unsecured debt rating below specified levels. On May 1, 2001, Moody’s Investors Services reduced its rating on such unsecured debt to Ba3, below the specified levels; and in July 2001, the Company provided a letter of credit in the amount of $50 million to the PBGC under its revolving credit facility. By July 16, 2003, Ispat is required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. There can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

At December 31, 2002, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the credit facility described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the revolving credit facility covenants at December 31, 2002.

The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $56.5 million, including approximately $13.5 million in 2003, $11.1 million in 2004, $9.1 million in 2005, $5.5 million in 2006, $5.0 million in 2007 and $12.3 million thereafter.

The ratio of the Company’s long-term debt, including outstanding credit facility borrowings, to total capitalization was 35 percent at December 31, 2002, compared with 15 percent at year-end 2001.

The Company’s pension plan met the minimum funding requirements under the Employee Retirement Income Security Act (ERISA) for 2002. However, pension trust investment returns have been negatively impacted by the performance of the stock market. The latter factor, coupled with lower discount rates, resulted in the Company recording an after-tax charge to equity of $44.7 million in 2002 to reflect the required minimum pension liability.

The Company did not have any ERISA-required pension plan contributions during 2002 and also does not forecast any ERISA-required contributions for 2003. The Company elected to make a voluntary contribution of $4.7 million to improve the plan’s funded status in 2002 and may elect to again make voluntary contributions in 2003. As reflected in Note 9 of the financial statements, pension liabilities exceeded trust assets by $134 million at year end 2002. In the event that asset returns do not improve or pension liabilities increase due to lower discount rates, the Company could have future sizeable pension contribution requirements beginning as soon as 2004. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition or results of operations. The Company believes that cash flow from operations and the new credit facility described above will provide sufficient funds to meet pension plan funding requirements.

Capital Expenditures

Capital expenditures during 2002 totaled $10.5 million, compared with $13.4 million in 2001. Capital expenditures were primarily for buildings, machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be in the range of $10 million to $20 million in 2003, which will continue to maintain or improve the Company’s processing capacity.

Restructuring

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consists primarily of employee-related costs. Included in the charge is severance for 40 employees. The restructuring actions have been completed.

During the fourth quarter of 2001, the Company recorded a pretax restructuring charge of $19.4 million to reflect costs associated with a reduction in workforce of approximately 180 people ($6.4 million), asset write-offs ($10.3 million) and lease obligations ($2.7 million) due to plant consolidation. In addition, the Company recorded inventory write-downs of $7.4 million resulting from streamlining certain product lines to facilitate consolidation of facilities. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001. The additional charge was due to a reduction in the market value of assets in a union sponsored pension plan from the time of the initial estimate to the calculation of the final withdrawal liability. The 2001 restructuring actions were completed by year end 2002.

As part of the 2001 restructuring, certain facilities in Detroit and Holland, Michigan were closed and two facilities in Chicago were consolidated into one location. The restructuring actions have been completed. In preparation for the Company’s planned disposition of one of the properties in Chicago, the Company retained an environmental consultant to conduct Phase I and Phase II environmental studies. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports.

During the second quarter of 2000, the Company recorded a $23.3 million restructuring provision to reflect costs associated with plant closings and regional office consolidations. The 2000 restructuring actions have been completed.

ISC Sale Contingencies

In 1998, the Company sold its steel manufacturing segment (“ISC”) to Ispat International N.V. and certain of its affiliates (“Ispat”) pursuant to an agreement of sale and merger (the “ISC/Ispat Merger Agreement”). Pursuant to that Agreement, the Company agreed to indemnify Ispat for losses, if they should arise, exceeding certain minimum amounts in connection with breaches of representations and warranties contained in the ISC/Ispat Merger Agreement and for expenditures and losses, if they should arise, relating to certain environmental liabilities exceeding, in most instances, minimum amounts. The maximum liability for which the Company can be responsible with respect to such obligations is $90 million in the aggregate. There are also certain other covenant commitments made by the Company contained in the ISC/Ispat Merger Agreement which are not subject to a maximum amount. In general, Ispat must have made indemnification claims with respect to breaches of representations and warranties prior to March 31, 2000; however, claims relating to breaches of representations and warranties related to tax matters and certain organizational matters must be made within 90 days after the expiration of the applicable statute of limitations, and claims with respect to breaches of representations and warranties related to environmental matters must be made prior to July 16, 2003.

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through December 31, 2002, $15 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable directly to Ispat with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has an initial term of five years, and can be renewed for up to an additional three years upon payment of an additional premium.

Under the indemnification provisions of the ISC/Ispat Merger Agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of December 31, 2002, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter 2002, the Company recorded an additional $2.7 million pretax provision, $1.7 million after-tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Inland Inc. Pension Plan”), in which employees of both the steel manufacturing segment and the Company participated, was transferred to Ispat. The Company’s remaining employees that formerly had participated in the Ispat Inland Inc. Pension Plan became participants in Ryerson Tull’s pension plan. The Ispat Inland Inc. Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the U.S. government. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the Ispat Inland Inc. Pension Plan and to secure Ispat Inland Inc. Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, for five years, of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC as security for the guaranty. Any payment under the PBGC guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. There can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

Deferred Tax Asset

At December 31, 2002, the Company had a net deferred tax asset of $132 million comprised primarily of $56 million of Alternative Minimum Tax (“AMT”) credit carryforwards, a deferred tax asset related to FASB Statement No. 106 of $58 million and state net operating loss tax credit carryforwards of $13 million.

The Company had available at December 31, 2002, AMT credit carryforwards of approximately $56 million, which may be used indefinitely to reduce regular federal income taxes. The Company also had other general business credit carryforwards for tax purposes of approximately $1 million, which expire during the years 2004 through 2009. The Company believes it is more likely than not that all of its tax credits will be realized.

At December 31, 2002, the deferred tax asset related to the Company’s FASB Statement No. 106 obligation was $58 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

To fully utilize all of its $13 million net operating loss (“NOL”) credit carryforward available for state income tax purposes, which expires between 2003 and 2026, the Company will be required to generate approximately $255 million of future taxable income. In addition to income generated by future profitable operations, these deferred tax assets will be partially offset by existing deferred tax liabilities within the carryforward period. Because of the short carryforward period available for losses in certain tax jurisdictions, the Company focused on state NOL’s in its review of the recoverability of tax assets. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. As a result of its analysis, the Company recorded a valuation allowance of $0.6 million in the current year for a portion of the NOL’s for seven specific state and local jurisdictions. The company does not expect to be able to fully utilize all of the NOL’s for those locations due to the short tax carryforward periods (3 to 5 years) at these locations. All other state and local NOL carryforwards are expected to be fully utilized.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter.

The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result, the Company recorded a non-cash impairment charge of $91.1 million, or $82.2 million after-tax, to write off the entire goodwill asset in the first quarter of 2002. The charge is reported as the cumulative effect of a change in accounting principle.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 became effective for the Company on January 1, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the

first quarter of 2002. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The adoption of SFAS 144 had no impact on the Company’s financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” and it is effective for the Company beginning January 1, 2003. SFAS 146 addresses issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring activities.

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” in the fourth quarter of 2002. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” The Company adopted the disclosure provisions of FIN 45 effective for the year-ended December 31, 2002. The adoption of the disclosure provisions of FIN 45 resulted in no additional disclosures in the Company’s financial statements. The provisions for initial recognition and measurement of guarantees are effective for the Company beginning January 1, 2003. The Company cannot determine if the adoption of the initial recognition provision for guarantees will have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 will be effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s financial statements.

Other Matters

IEMC

In the second quarter of 2002, the Company recorded a pretax charge of $8.5 million in connection with the settlement of litigation. The charge was recorded as a selling price adjustment to the 1998 sale of Inland Engineered Materials Corporation.

China

During the fourth quarter of 2002, the Company realized a gain of $4.1 million representing the proceeds on the sale of the Company’s 49 percent interest in Shanghai Ryerson Limited. The proceeds are accounted for as a cash inflow from investing activities.

Mexico

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. (“AHMSA”) entered into an agreement to sell the Company’s 50 percent interest in their joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture’s Guadalajara facility. On December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico S.A de C.V. to Grupo Collado, S.A. de C.V. As a result of the above transactions, the Company recorded a $3.3 million loss in 2001 on the sale of its Mexican interests.

IMF Steel International, Inc.

During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. As a result of the dissolution, the Company received $2.9 million, which is accounted for as a cash inflow from investing activities. This transaction had no impact on the net earnings for 2001.

MetalSite, Inc.

During the second quarter of 2001, the Company recorded a $1.0 million charge to write-off its investment in MetalSite, Inc. which was an Internet steel marketplace that halted commercial operations in that quarter.

Bankrupt Coil Converter

In 2000, the Company fully reserved for a $16.2 million receivable due from a west central Indiana coil converter which filed for bankruptcy. In 2001, the Company wrote off the $16.2 million receivable.

Outlook

The Company’s business has been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through year-end 2002, due to softening demand from customers in the cyclical downturn in the U.S. economy. The Company has yet to see sustainable signs of improvement in business conditions. During the past three years, the Company implemented cost-reduction programs to lower its cost structure, including workforce reduction and facility consolidations. Despite the implementation of these cost-savings measures, if weakness in product demand continues and volumes and pricing remain low, reduced sales could materially adversely affect operating income and earnings. However, if metal prices increase due to material shortages, supplier consolidations, trade law changes or other factors, it is possible that the Company may not be able to pass our increased material costs fully to customers due to the competitive nature of the business.

The Company’s pension plan currently meets the minimum funding requirements under the Employee Retirement Income Security Act (ERISA). However, pension trust investment returns have been negatively impacted by the recent poor performance of the stock market. As reflected in Note 9 of the financial statements, pension liabilities exceeded trust assets by $134 million at year-end 2002. Although the Company does not expect to have any ERISA-required pension plan contributions during 2003, the Company may elect to make voluntary contributions to improve the plan’s funded status. In the event that asset returns do not improve or pension liabilities increase due to lower discount rates, the Company could have future sizeable pension contribution requirements beginning as soon as 2004. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $225 million at December 31, 2002 and $105 million at December 31, 2001, as compared with the carrying value of $220 million and $101 million at year-end 2002 and 2001, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page
Financial Statements
Report of Independent Accountants	27
Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 2002	28
Consolidated Statement of Cash Flows for the three years ended December 31, 2002	29
Consolidated Balance Sheet at December 31, 2002 and 2001	30
Consolidated Statement of Comprehensive Income for the three years ended December 31, 2002	31
Schedules to Consolidated Financial Statements: Property, Plant and Equipment	31
Statement of Accounting and Financial Policies.	32
Notes to Consolidated Financial Statements	34
Financial Statements Schedule
II—Valuation and Qualifying Accounts	50
All other schedules are omitted because they are not applicable. The required information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Ryerson Tull, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 26 present fairly, in all material respects, the financial position of Ryerson Tull, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers	LLP
Chicago,	Illinois
February	19, 2003

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

(Dollars in millions, except per share data)

	Year ended December 31,
	2002	2001	2000
Net sales	$2,096.5	$2,243.5	$2,862.4
Cost of materials sold	1,668.0	1,821.8	2,292.7

Gross profit	428.5	421.7	569.7
Operating expense	416.1	442.1	518.6
Depreciation	25.0	26.8	26.6
Goodwill amortization	—	5.0	5.2
Adjustment to the gain on sale of Inland Engineered Materials Corporation	8.5	—	—
Restructuring and plant closure costs	2.7	19.4	27.8
(Gain) loss on sale of foreign interests	(4.1)	3.3	—
Write-off of investment in MetalSite, Inc.	—	1.0	—
Gain on sale of assets	(10.9)	(1.3)	—
Pension curtailment gain	—	—	(4.4)

Operating profit (loss)	(8.8)	(74.6)	(4.1)
Other expense
Other income and expense, net	(1.4)	(5.9)	0.3
Shares received on demutualization of insurance company	5.1	—	—
Interest and other expense on debt	(14.6)	(19.3)	(29.7)

Income (loss) before income taxes	(19.7)	(99.8)	(33.5)
Provision (benefit) for income taxes (Note 11)	(7.3)	(39.6)	(8.4)

Income (loss) from continuing operations	(12.4)	(60.2)	(25.1)
Discontinued operations—Inland Steel Company
Gain (loss) on sale (net of tax of $1.0 cr. in 2002 and $2.7 cr. in 2000)	(1.7)	—	(4.8)

Income (loss) before cumulative effect of change in accounting principle	(14.1)	(60.2)	(29.9)
Cumulative effect of change in accounting principle (net of tax of $8.9 cr. in 2002)	(82.2)	—	—

Net income (loss)	(96.3)	(60.2)	(29.9)
Dividend requirements for preferred stock	0.2	0.2	0.2

Net income (loss) applicable to common stock	$(96.5)	$(60.4)	$(30.1)

Per share of common stock
Basic:
Income (loss) from continuing operations	$(0.51)	$(2.44)	$(1.03)
Inland Steel Company—gain (loss) on sale	(0.07)	—	(0.19)
Cumulative effect of change in accounting principle	(3.31)	—	—

Basic earnings (loss) per share	$(3.89)	$(2.44)	$(1.22)

Diluted:
Income (loss) from continuing operations	$(0.51)	$(2.44)	$(1.03)
Inland Steel Company—gain (loss) on sale	(0.07)	—	(0.19)
Cumulative effect of change in accounting principle	(3.31)	—	—

Diluted earnings (loss) per share	$(3.89)	$(2.44)	$(1.22)

Retained earnings at beginning of year	$441.4	$506.8	$541.8
Net income (loss) for the year	(96.3)	(60.2)	(29.9)
Dividends declared:
Common ($0.20 per share)	(5.0)	(5.0)	(4.9)
Preferred ($2.40 per share)	(0.2)	(0.2)	(0.2)

Retained earnings at end of year	$339.9	$441.4	$506.8

See Notes to Consolidated Financial Statements on pages 32-49.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Increase (decrease) in Cash Years ended December 31
	2002	2001	2000
Operating Activities
Net income (loss)	$(96.3)	$(60.2)	$(29.9)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	25.0	31.8	31.8
Deferred income taxes	12.6	(7.2)	(12.8)
Deferred employee benefit cost	(3.5)	(2.1)	(6.2)
Restructuring and plant closure costs	2.7	19.4	27.8
(Gain) loss from sale of ISC, net of tax	1.7	—	4.8
(Gain) loss on the sale of foreign interests	(4.1)	3.3	—
Write-off of investment in MetalSite, Inc.	—	1.0	—
Gain from sale of assets	(10.9)	(1.3)	—
Shares received on demutualization of insurance company (Note 14)	(5.1)	—	—
Cumulative effect of change in accounting principle	82.2	—	—
Change in:
Receivables	(108.9)	168.8	22.5
Inventories	(54.1)	176.7	(25.1)
Accounts payable	17.4	(44.1)	(63.6)
Other accrued liabilities	8.3	(36.3)	(18.0)
Other items	4.5	(0.3)	6.0

Net adjustments	(32.2)	309.7	(32.8)

Net cash provided by (used for) operating activities	(128.5)	249.5	(62.7)

Investing Activities
Capital expenditures	(10.5)	(13.4)	(34.7)
Unrestricted proceeds from the sale of short-term investment (Note 14)	5.7	—	—
Proceeds from sale of investment in joint venture	4.1	2.9	—
Proceeds from sales of assets	12.0	5.1	4.7

Net cash provided by (used for) investing activities	11.3	(5.4)	(30.0)

Financing Activities
Long-term debt issued	120.0	—	—
Long-term debt retired	—	(142.2)	(14.8)
Net change in short-term borrowing	—	(97.0)	97.0
Borrowing agreement issuance costs	(5.4)	(3.0)	—
Dividends paid	(5.2)	(5.2)	(5.1)
Acquisition of treasury stock	(0.1)	—	(0.1)

Net cash provided by (used for) financing activities	109.3	(247.4)	77.0

Net decrease in cash and cash equivalents	(7.9)	(3.3)	(15.7)
Cash and cash equivalents – beginning of year	20.5	23.8	39.5

Cash and cash equivalents – end of year	$12.6	$20.5	$23.8

Supplemental Disclosures
Cash paid (received) during the year for:
Interest	$11.3	$23.9	$28.7
Income taxes, net	(27.3)	(23.5)	9.5

See Notes to Consolidated Financial Statements on pages 32-49.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	At December 31
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$12.6	$20.5
Restricted cash (Note 14)	1.2	—
Receivables less provision for allowances, claims and doubtful accounts of $9.9 and $10.7, respectively	228.5	119.6
Inventories (Note 2)	453.6	399.5
Deferred income taxes (Note 11)	—	0.7

Total current assets	695.9	540.3
Investments and advances	7.1	6.0
Property, plant and equipment, at cost, less accumulated depreciation (see details on page 31)	233.0	249.7
Deferred income taxes (Note 11)	147.7	104.7
Intangible pension asset (Note 9)	7.4	8.4
Excess of cost over net assets acquired, less accumulated amortization of $40.5 at December 31, 2001 (Note 12)	—	91.1
Deferred charges and other assets	10.4	9.7

Total assets	$1,101.5	$1,009.9

Liabilities
Current liabilities:
Accounts payable	$112.2	$93.5
Accrued liabilities:
Salaries, wages and commissions	18.6	17.1
Taxes	7.9	12.9
Interest on debt	4.4	4.2
Terminated facilities costs (Note 10)	7.0	9.7
Other accrued liabilities	24.8	6.3
Deferred income taxes (Note 11)	15.5	—

Total current liabilities	190.4	143.7
Long-term debt (Note 4)	220.4	100.6
Deferred employee benefits (Note 9)	285.1	213.9

Total liabilities	695.9	458.2
Commitments and contingencies (Note 15)	—	—

Stockholders’ Equity
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series, aggregate liquidation value of $3.5 in 2002 and 2001 (Note 5)	0.1	0.1
Common stock, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares (Notes 5 through 7)	50.6	50.6
Capital in excess of par value (Note 5)	861.7	862.5
Retained earnings	339.9	441.4
Restricted stock awards	(0.2)	(0.1)
Treasury stock at cost—Common stock of 25,741,662 shares in 2002 and 25,767,918 shares in 2001 (Note 5)	(752.5)	(753.6)
Accumulated other comprehensive income (Note 5)	(94.0)	(49.2)

Total stockholders’ equity	405.6	551.7

Total liabilities and stockholders’ equity	$1,101.5	$1,009.9

See Notes to Consolidated Financial Statements on pages 32-49.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year ended December 31
	2002	2001	2000
Net income (loss)	$(96.3)	$(60.2)	$(29.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	2.2	(1.4)
Minimum pension liability adjustment, net of tax of $29.5 cr. in 2002 and $29.6 cr. in 2001	(44.7)	(47.1)	—

Comprehensive income (loss)	$(141.1)	$(105.1)	$(31.3)

SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

	At December 31
	2002	2001
Property, Plant and Equipment
Land and land improvements	$28.2	$28.9
Buildings, machinery and equipment	563.8	563.6
Transportation equipment	2.4	2.6

Total	594.4	595.1
Less: Accumulated depreciation	361.4	345.4

Net property, plant and equipment	$233.0	$249.7

See Notes to Consolidated Financial Statements on pages 32-49.

STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES

Principles of Consolidation.    The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50-percent-owned and controlled. The Company’s investments in less than majority-owned joint ventures are accounted for under the equity method.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Reclassification.    Certain items previously reported have been reclassified to conform with the 2002 presentation.

Revenue Recognition.    Revenue is recognized upon shipment of goods to customers.

Stock-Based Compensation.    Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Company’s stock at the end of the period. The Company’s stock-based employee compensation plans are described more fully in Note 6.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2002, 2001 and 2000, respectively (in millions, except per share data):

	2002	2001	2000
Net income, as reported	$(96.3)	$(60.2)	$(29.9)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	1.7	1.7	2.9

Pro forma net income	$(98.0)	$(61.9)	$(32.8)

Earnings per share—as reported	$(3.89)	$(2.44)	$(1.22)

Earnings per share—pro forma	$(3.96)	$(2.51)	$(1.34)

Shipping and Handling Fees and Costs.    Shipping and handling fees and costs, primarily distribution costs, are classified as an operating expense in the financial statements. These costs totaled $58.1 million in 2002, $64.1 million in 2001 and $77.7 million in 2000.

Benefits for Retired Employees.    The estimated cost of the Company’s defined benefit pension plan and its post-retirement medical benefits are determined annually by consulting actuaries. The cost of these benefits for retirees is accrued during their term of employment (see Note 9). Pensions are funded in accordance with the requirements of the Employee Retirement Security Act of 1974 into a trust established under the Company Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

Per Share Results.    Basic per share results are based on the weighted average number of common shares outstanding and take into account the dividend requirements of preferred stock. Diluted per share results reflect the dilutive effect of outstanding stock options, the further dilutive effect of the assumed conversion into common stock of the outstanding shares of convertible preferred stock, and the elimination of the related preferred stock dividends.

Cash Equivalents.    Cash equivalents reflected in the financial statements are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued but not presented to the banks for payment are included in cash equivalents and totaled $32.7 million and $19.6 million at December 31, 2002 and 2001, respectively.

Inventory Valuation.    Inventories are valued at cost, which is not in excess of market. Cost is determined by the last-in, first-out (“LIFO”) method.

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

Income Taxes.    The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required.

Guarantees.    In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FIN 45 requires the recognition of a liability for the fair value of the obligation for qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of FIN 45 prospectively to guarantee activities initiated after December 31, 2002. See Note 15 for a further discussion of guarantees.

Foreign Currency Translation.    The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Reorganization and Recapitalization

On February 25, 1999, the Company and its majority-owned subsidiary, Ryerson Tull, Inc. (“RT”), merged through the process of converting each share of RT Class A common stock into 0.61 share of Company common stock. After the merger, the Company changed its name from Inland Steel Industries, Inc. to Ryerson Tull, Inc. All references to RT in these financial statements refer to the pre-merger, majority-owned subsidiary of the Company.

The merger was accounted for as a purchase for financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of RT in proportion to the 13 percent minority interest were recorded at their fair values at the effective time of the merger.

On July 16, 1998, Ispat International N.V. (“Ispat”) acquired Inland Steel Company (“ISC”), the Company’s wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company’s consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the “ISC/Ispat Merger Agreement”), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). In the fourth quarter of 2000, the Company recorded a $7.5 million pretax charge related to Ispat’s claim for indemnification in connection with the resolution of a federal lawsuit. In the second quarter of 2002, the Company recorded an additional $2.7 million pretax charge related to Ispat’s claim for indemnification regarding environmental matters.

Note 2:    Inventories

Inventories	were classified on December 31 as follows:

	2002	2001
	(Dollars in Millions)
In process and finished products	$453.3	$399.3
Supplies	0.3	0.2

Total	$453.6	$399.5

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $39 million and $10 million on December 31, 2002 and 2001, respectively. In 2001, the liquidation of LIFO layers had a $22 million unfavorable impact on cost of material sold.

Note 3:    Accounts Receivable Securitization

On December 20, 2002, the Company elected to terminate its trade receivables securitization facility and repurchase all interests in sold receivables at the face amount (See Note 4).

On March 29, 2001, the Company and certain of its subsidiaries completed arrangements for a $250 million 364-day trade receivables securitization facility with a group of financial institutions. The Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary (“Ryerson Tull Receivables LLC”) for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in substantially all trade accounts receivable to certain commercial paper conduits. On March 15, 2002, the facility was renewed for a 364-day period ending March 14, 2003, reduced from $250 million to $200 million, and modified certain termination events and covenants including, among other things, eliminating the provision requiring termination of the facility if the Company failed to maintain specified debt ratings on its long-term unsecured debt. This securitization facility included substantially all of the Company’s accounts receivable. Fundings under the facility were limited to the lesser of a funding base, comprised of eligible receivables, or $200 million.

Sales of accounts receivable were reflected as a reduction of “receivables less provisions for allowances, claims and doubtful accounts” in the Consolidated Balance Sheet and the proceeds received were included in cash flows from operating activities in the Consolidated Statement of Cash Flows. The repurchase of the interests in sold receivables is included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables were less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximated the conduits’ financing cost of issuing their own commercial paper, which was backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $2.1 million in 2002 and $8.5 million in 2001, were charged to “other income and expense, net” in the Consolidated Statement of Operations.

Generally, the facility provided that as payments were collected from the sold accounts receivable, the special-purpose subsidiary could elect to have the commercial paper conduits reinvest the proceeds in new accounts receivable. The commercial paper conduits, in addition to their rights to collect payments from that portion of the interests in the accounts receivable that was owned by them, also had rights to collect payments from that portion of the ownership interest in the accounts receivable that was owned by the special-purpose subsidiary. In calculating the fair market value of the Company’s retained interest in the receivables, the book value of the receivables represented the best estimate of the fair market value due to the current nature of these receivables. The facility required the Company to comply with various affirmative or negative covenants and required early amortization if the special-purpose subsidiary did not maintain a minimum equity requirement. The facility also would terminate on the occurrence and failure to cure certain events, including, among other things, any failure of the special-purpose subsidiary to maintain certain ratios related to the collectability of the receivables, or the Company’s failure to maintain long-term unsecured debt ratings of at least B by Standard and Poor’s and B2 by Moody’s.

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

	Twelve Months Ended December 31
	2002	2001
Repurchase of sold securitizations	$(120)	$—
Proceeds from new securitizations	—	200
Proceeds from collections reinvested	769	1,084

Note 4:    Long-Term Debt

Credit Facility

On December 20, 2002, the Company and its two main operating subsidiaries elected to establish a new four-year up to $450 million revolving credit facility that extends to December 19, 2006. The new facility is secured by inventory and trade receivables and guaranteed by the Company’s domestic subsidiaries. Contemporaneously, both the Company’s $200 million trade receivables securitization and its $175 million credit facility secured by inventory were cancelled, all outstanding borrowings under those facilities repaid and all interests in sold receivables repurchased, and letters of credit issued under the credit facility transferred to the new revolving credit facility. The Company also recorded a pretax charge of $1.9 million to write-off the remaining unamortized issuance costs associated with the cancelled credit facility.

At December 31, 2002, the Company had $120 million of borrowings, $68 million of letters of credit outstanding, and $163 million available under the $450 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $396 million at December 31, 2002. Additionally, as of that date, $45 million of this credit facility was not available for borrowing; $15 million will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. Letters of credit issued under the facility reduce the amount available for borrowing. At year-end 2002, the weighted average interest rate on borrowings under the credit facility was 4.0 percent.

The new revolving credit agreement also contains covenants that, among other things, restrict the payment of dividends, the amount of capital stock repurchases, the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets; and it contains cross-default provisions to other financing arrangements.

RT Notes

In July 1996, RT sold $150 million of 8.5% Notes, due July 15, 2001, and $100 million of 9-1/8% Notes, due July 15, 2006, in a public offering. The indenture under which the Notes were issued contains covenants limiting, among other things, the creation of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates, and mergers, consolidations and certain sales of assets. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. On February 26, 1999, the indenture trustee agreed to a supplement to the indenture agreement allowing the Company to succeed its subsidiary, RT, as obligee for the Notes.

At December 31, 2002, $100 million of the Company’s 9-1/8% Notes due July 15, 2006 remain outstanding.

Regarding the 8.5% Notes, on July 16, 2001, the Company redeemed the $142.2 million outstanding balance that matured on that date. Previously, on June 21, 2000, the Company purchased and retired $4.8 million of the 8.5% Notes and on August 28, 2000, the Company purchased and retired an additional $3.0 million of the 8.5% Notes.

On February 1, 2000, the Company’s subsidiary, Joseph T. Ryerson & Son, Inc., redeemed its $7.0 million Industrial Revenue Bond obligation. As a result, this subsidiary is no longer required to maintain specified amounts of working capital and net worth and to meet leverage tests as outlined in the loan agreement.

Maturity of long-term debt due within five years is $220 million in 2006. See Note 15 regarding commitments and contingencies for other scheduled payments.

Note 5:    Capital Stock and Accumulated Other Comprehensive Income

On December 31, 2002, 6,231,529 shares of common stock remained reserved for issuance under the Company’s various stock plans and 80,010 shares are reserved for issuance upon conversion of shares of preferred stock.

The Series A $2.40 Cumulative Convertible Preferred Stock, $1.00 par value per share (“Series A Preferred Stock”), is convertible into common stock at the rate of one share of common stock for each share of Series A Preferred Stock and is redeemable, at the Company’s option, at $44 per share plus any accrued and unpaid dividends. Each such share is entitled to one vote and generally votes together with holders of common stocks as one class.

The following table details changes in capital accounts:

	Common Stock		Treasury Stock		Preferred Stock Series A		Capital in Excess of Par Value	Accumulated Other Comprehensive Income
								Foreign Currency Translation	Minimum Pension Liability
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars
	(Shares in Thousands and Dollars in Millions)
Balance at January 1, 2000	50,556	$50.6	(25,783)	$(754.7)	82	$0.1	$863.3	$(2.9)	$—
Acquisition of treasury stock	—	—	(3)	(0.1)	—	—	—	—	—
Issued under employee stock plans	—	—	(2)	—	—	—	(0.1)	—	—
Conversion of Series A Preferred Stock	—	—	1	0.1	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(1.4)	—
Other changes	—	—	5	0.6	—	—	(0.4)	—	—

Balance at December 31, 2000	50,556	50.6	(25,782)	(754.1)	81	0.1	862.8	(4.3)	—
Issued under employee stock plans	—	—	5	0.2	—	—	(0.1)	—	—
Conversion of Series A Preferred Stock	—	—	1	—	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	2.2	—
Minimum pension liability (net of tax of $29.6 cr.)	—	—	—	—	—	—	—	—	(47.1)
Other changes	—	—	8	0.3	—	—	(0.2)	—	—

Balance at December 31, 2001	50,556	50.6	(25,768)	(753.6)	80	0.1	862.5	(2.1)	(47.1)
Acquisition of treasury stock	—	—	(10)	(0.1)	—	—	—	—	—
Issued under employee stock plans	—	—	27	0.9	—	—	(0.6)	—	—
Foreign currency translation	—	—	—	—	—	—	—	(0.1)	—
Minimum pension liability (net of tax of $29.5 cr.)	—	—	—	—	—	—	—	—	(44.7)
Other changes	—	—	9	0.3	—	—	(0.2)	—	—

Balance at December 31, 2002	50,556	$50.6	(25,742)	$(752.5)	80	$0.1	$861.7	$(2.2)	$(91.8)

Note	6: Stock Option Plans

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(Dollars in Millions (except per share data))
Net income (loss)—as reported	$(96.3)	$(60.2)	$(29.9)
Net income (loss)—pro forma	$(98.0)	$(61.9)	$(32.8)
Earnings per share—as reported	$(3.89)	$(2.44)	$(1.22)
Earnings per share—pro forma	$(3.96)	$(2.51)	$(1.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 1.00 percent; expected volatility of 48.90 percent; risk-free interest rate of 4.62 percent; and expected term of five years.

Company Plan

The 2002 Incentive Stock Plan, approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans, to officers and other key employees. As of December 31, 2002, a total of 3,100,145 shares were available for future grants. On January 22, 2003, the Company granted a total of 1,127,000 stock options at an exercise price of $6.63 per share. The grant was made to executive officers, who had last received stock option grants in January, 2001. Options remain outstanding and exercisable under the 1999, 1995 and 1992 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the date of grant. Generally, options become exercisable over a three-year period with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant. During 2002, no options were granted to executive officers. The following summarizes the status of options under the plans for the periods indicated:

	Number of Shares	Option Exercise Price or Range Per Share	Weighted Average Exercise Price
Options (granted and unexercised) at December 31, 1999 (1,262,170 exercisable)	1,932,036	$16.03-48.44	$26.29
Granted	450,100	12.13-19.56	19.47
Exercised	—	—	—
Forfeited	(30,919)	17.13-45.42	27.70
Expired	(144,434)	21.38-45.42	32.44

Options (granted and unexercised) at December 31, 2000 (1,402,360 exercisable)	2,206,783	12.13-48.44	24.48
Granted	1,045,000	8.88	8.88
Exercised	—	—	—
Forfeited	(187,482)	8.88-41.55	19.44
Expired	(161,817)	17.13-41.55	26.71

Options (granted and unexercised) at December 31, 2001 (1,505,018 exercisable)	2,902,484	8.88-48.44	19.06
Granted	37,000	12.08	12.08
Exercised	(9,240)	8.88	8.88
Forfeited	(75,154)	8.88-30.88	26.22
Expired	(27,087)	25.50-34.31	34.15

Options (granted and unexercised) at December 31, 2002 (2,008,396 exercisable)	2,828,003	$8.88-48.44	$18.67

The weighted-average fair value of options granted during 2002 was $5.21.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$26.13 to $35.16	48,357	1/2 year	$34.72	48,357	$34.72
30.88	65,550	1 years	30.88	65,550	30.88
41.55 to 48.44	78,886	1 years	42.85	78,886	42.85
28.50 to 38.35	95,118	2 years	36.27	95,118	36.27
24.69 to 33.22	243,757	3 years	32.93	243,757	32.93
23.05	168,425	4 years	23.05	168,425	23.05
21.93 to 24.18	223,870	5 years	21.95	223,870	21.95
32.07	17,080	5 years	32.07	17,080	32.07
16.03 to 24.81	465,500	6 years	16.81	465,500	16.81
19.56	403,200	7 years	19.56	277,668	19.56
12.13	5,500	7 years	12.13	3,685	12.13
8.88	975,760	8 years	8.88	320,500	8.88
12.08	37,000	9 years	12.08	—	N/A

Stock appreciation rights (“SARs”) may also be granted with respect to shares subject to outstanding options. No SAR has been granted since 1990 under the Company Plan. However, in 1998, 90,000 SARs were granted under the Pre-merger Ryerson Tull 1996 Incentive Stock Plan and were substituted by 54,900 Company SARs after the merger of the Company and RT. SAR compensation expense recorded by the Company was not material for any of the last three years.

The 2002 Plan also provides, as did the 1999, 1995 and 1992 Plans, for the granting of restricted stock and performance awards to officers and other key employees. During 2002, no performance awards were granted while 114 shares subject to performance awards were forfeited. Also during 2002, 19,000 shares of restricted stock were issued, 5,495 shares of previously granted restricted stock vested, while 610 shares were forfeited. During 2001, no performance awards were granted, while 3,337 shares subject to performance awards were forfeited. Also during 2001, 2,995 shares of restricted stock were issued, no shares of previously granted restricted stock vested, while 3,500 shares were forfeited. During 2000, performance awards totaling 56,800 shares were granted, while 3,014 shares subject to performance awards were forfeited. Also during 2000, 2,440 shares of previously granted restricted stock vested, while 7,252 shares were forfeited. No new restricted stock was issued in 2000.

At December 31, 2002, there were 31,495 shares of restricted stock issued, but not vested, and 3,378 shares from performance awards earned, but not issued and not vested.

Director Plan

The Ryerson Tull Directors’ 1999 Stock Option Plan (the “Directors’ Option Plan”) provides that each person who is a non-employee director as of the close of each annual meeting, beginning with the 1999 annual meeting, will be awarded a stock option for shares having a value of $20,000 (based on the Black-Scholes option pricing model) and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Individuals who become non-employee directors other than at an annual meeting are at the time of their election or appointment as a non-employee director awarded stock options for shares having a value that is prorated to reflect a partial year’s service. The options awarded under the Directors’ Option Plan may not be exercised prior to the day after the six-month anniversary of the grant date and expire no later than 10 years after the date of grant. A total of 300,000 shares of the Company’s common stock are reserved for issuance under the Directors’ Option Plan.

On May 8, 2002, seven directors were granted a total of 30,170 option shares at an option price of $11.21 per share. Half of the options vested on November 9, 2002 with the remaining option shares vesting on April 16, 2003. On April 18, 2001, seven directors were granted a total of 31,990 option shares at an option price of $10.48 per share. All of the option shares granted in 2001 have vested. On April 27, 2000, seven directors were granted a total of 26,180 option shares at an option price of $12.13. All of the option shares granted in 2000 have vested.

Note 7:    Stockholder Rights Plan

Pursuant to a stockholder rights plan, on November 25, 1997, the Company’s Board of Directors declared a dividend distribution, payable to stockholders of record on December 17, 1997, of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Rights will expire December 17, 2007. On September 22, 1999, the stockholder rights plan was amended. Under this amended Plan, the Rights will separate from the common stock and a distribution will occur upon the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 10 percent or more of the outstanding common stock or the date a person enters an agreement providing for certain acquisition transactions or (ii) ten business days following publication of a tender or exchange offer that would result in any person or group beneficially owning 10 percent or more of the common stock (or a later date as the Board determines). Any person that publicly announced prior to September 22, 1999 that it holds 10 percent or more of the outstanding common stock (“Existing 10% Stockholder”) will not cause a distribution to occur unless that person acquires additional common stock resulting in ownership of 15 percent or more.

In the event that any person or group acquires 10 percent or more of the outstanding shares of common stock (15% in the case of an Existing 10% Stockholder), each Right will entitle the holder, other than such acquiring person or group, to purchase that number of shares of common stock of the Company having a market value of twice the exercise price of the Right. At any time thereafter if the Company consummates certain business combination transactions or sells substantially all of its assets, each Right will entitle the holder, other than the person or group acquiring 10 percent or more of the outstanding shares of common stock, to purchase that number of shares of the surviving company stock which at the time of the transaction would have a market value of twice the exercise price of the Right. The preceding sentences will not apply to (i) persons who acquire common stock pursuant to an offer for all outstanding shares of common stock which the independent directors determine to be fair to and otherwise in the best interest of the Company and its stockholders after receiving advice from one or more investment banking firms and (ii) certain persons owning less than 15 percent of the outstanding common stock (20 percent of the outstanding common stock in the case of an Existing 10% Stockholder) who report their ownership on Schedule 13G under the Securities Exchange Act of 1934 or on Schedule 13D under the Exchange Act, provided that they do not state any intention to or reserve the right to control or influence the Company and such persons certify that they acquired their shares inadvertently and will not acquire any additional shares of common stock.

The Rights will not have voting rights and, subject to certain exceptions, will be redeemable at the option of the Company at a price of one cent per Right (subject to adjustments) at any time prior to the close of business on the fifteenth day following public announcement that a person or group has acquired beneficial ownership of 10 percent or more of the outstanding common stock or the date a person enters an agreement providing for certain acquisition transactions. Any Rights held by a person triggering a distribution date will become null and void. The Board may exchange all or part of the Rights, except for those acquired by the person or group acquiring 10 percent or more of the outstanding shares of common stock, for shares of common or preferred stock of the Company. Until a Right is exercised, the holder will have no rights as a stockholder. While the distribution of the Rights will not be taxable to stockholders or the Company, stockholders may recognize taxable income if the rights become exercisable.

Note 8:    Derivatives and Fair Value of Financial Instruments

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

Long-Term Debt

The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $225 million at December 31, 2002 and $105 million at December 31, 2001, as compared with the carrying value of $220 million and $101 million at year-end 2002 and 2001, respectively.

Note 9:    Retirement Benefits

Prior to January 1, 1998, the Company’s non-contributory defined benefit pension plan covered certain employees, retirees and their beneficiaries. Benefits provided to participants of the plan were based on pay and years of service for salaried employees and years of service and a fixed rate or a rate determined by job grade for all wage employees, including employees under collective bargaining agreements.

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, respectively, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For 2002, 2001 and 2000, expense recognized for such defined contribution plan was $5.9 million, $6.5 million and $6.5 million, respectively.

The Company has other deferred employee benefit plans, including a supplemental pension plan, the liability for which totaled $4.8 million at year-end 2002 and $5.8 million at year-end 2001.

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

	2002	2001
Discount rate for calculating obligations	6.75%	7.50%
Discount rate for calculating net periodic benefit cost	7.50	8.00
Expected rate of return on plan assets	9.50	9.50
Rate of compensation increase	4.00	4.00

The expected rate of return on plan assets has been reduced to 8.75 percent for 2003.

The data in the following tables pertains to continuing operations only.

	Year ended September 30
	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$359	$330	$162	$133
Service cost	4	4	2	2
Interest cost	26	25	12	10
Plan amendments	—	2	(2)	—
Actuarial loss	15	20	10	25
Company restructuring	1	3	1	1
Benefits paid	(26)	(25)	(10)	(9)

Benefit obligation at end of year	$379	$359	$175	$162

Accumulated benefit obligation at end of year	$378	$357	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$294	$368	—	—
Actual return on plan assets	(27)	(49)	—	—
Employer contributions	5	—	10	9
Benefits paid (net of participant contributions)	(27)	(25)	(10)	(9)

Plan assets at fair value at end of year	$245	$294	—	—

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded status	$(134)	$(65)	$(175)	$(162)
Unrecognized net (gain)/loss	152	79	40	30
Unrecognized prior service cost	7	8	(15)	(15)

Prepaid (accrued) benefit cost at September 30	25	22	(150)	(147)
Change in account, October-December	—	—	3	2

Net amount recognized at December 31	$25	$22	$(147)	$(145)

Amounts recognized in statement of financial position consist of:
Prepaid (accrued) benefit cost	$—	$—	$(147)	$(145)
Accrued benefit liability	(133)	(63)	—	—
Intangible asset	7	8	—	—
Accumulated other comprehensive income	151	77	—	—

Net amount recognized	$25	$22	$(147)	$(145)

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent in 2002, grading down to 5 percent in 2007, the level at which it is expected to remain.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$4	$4	$2	$2
Interest cost	26	25	12	10
Expected return on assets	(30)	(31)	—	—
Amortization of prior service cost	1	1	(2)	(2)
Recognized actuarial (gain)/loss	—	—	1	—

Net periodic benefit cost	$1	$(1)	$13	$10

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost, the annual rate of increase in the per capita cost of covered health care benefits was 7 percent in 2002, grading down to 5 percent in 2006. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(Dollars in Thousands)
Effect on service cost plus interest cost for 2002	$551	$(441)
Effect on postretirement benefit obligation at December 31, 2002	6,010	(4,808)

Note 10:    Restructuring Charge

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consists primarily of employee-related costs. Included in the charge is severance for 40 employees. The restructuring actions have been completed. At December 31, 2002, $1.7 million of the $2.0 million charge had been utilized. The remaining balance relates primarily to a lease buy-out.

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001. The additional charge was due to a reduction in the market value of assets in a union-sponsored pension plan from the time of the initial estimate to the calculation of the final withdrawal liability. As part of the restructuring, certain facilities in Detroit and Holland, Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge is severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. Details of the restructuring charge are as follows:

	Restructuring Charge	Utilized	Balance at December 31, 2002
		(In millions)
Write-down of long-lived assets	$10.3	$10.3	$—
Employee costs	6.4	6.2	0.2
Tenancy costs and other	3.4	0.4	3.0

	$20.1	$16.9	$3.2

In preparation for the Company’s planned disposition of one property in Chicago referenced above, the Company retained an environmental to conduct Phase I and Phase II environmental studies. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports.

During 2000, the Company recorded restructuring and plant closure costs of $27.8 million, $23.3 million of which related to a restructuring charge taken in the second quarter. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. The balance related to tenancy costs will be paid through 2008. Details of the restructuring charge are as follows:

	Restructuring Charge	Utilized	Balance at December 31, 2002
	(In millions)
Write-down of long-lived assets	$9.3	$9.3	$—
Employee costs	7.4	7.4	—
Tenancy costs and other	6.6	3.1	3.5

	$23.3	$19.8	$3.5

Note 11:    Income Taxes

The elements of the provisions for income taxes related to continuing operations for each of the three years indicated below were as follows:

	Years ended December 31
	2002	2001	2000
	(Dollars in millions)
Current income taxes:
Federal	$—	$(1.8)	$3.7
State and foreign	1.4	(0.1)	1.4

	1.4	(1.9)	5.1
Deferred income taxes	(8.7)	(37.7)	(13.5)

Total tax expense (benefit)	$(7.3)	$(39.6)	$(8.4)

Income taxes on continuing operations differ from the amounts computed by applying the federal tax rate as follows:

	Years ended December 31
	2002	2001	2000
	(Dollars in millions)
Federal income tax expense computed at statutory tax rate of 35%	$(6.9)	$(34.9)	$(11.7)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(3.0)	(4.0)	(0.3)
Non-deductible expenses	(0.5)	2.9	4.9
Capital loss carryback	—	(2.3)	—
Foreign losses not includable in federal taxable income	(0.5)	0.6	1.5
Canadian taxes	0.6	(0.5)	0.2
Change in estimate	2.4	(1.0)	(3.0)
Valuation allowance	0.6	—	—
All other, net	—	(0.4)	—

Total income tax provision (benefit)	$(7.3)	$(39.6)	$(8.4)

The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

	December 31
	2002	2001
	(Dollars in Millions)
Deferred tax assets (excluding post-retirement benefits other than pensions):
AMT tax credit carryforwards	$56	$54
General business credit carryforwards	1	3
Federal net operating loss carryforwards	—	6
State net operating loss carryforwards	13	9
Bad debt allowances	4	2
Pension liability	49	22
Amortization (goodwill and purchase accounting adjustment)	15	6
Other deductible temporary differences	17	15
Less valuation allowances	(1)	—

	154	117

Deferred tax liabilities:
Fixed asset basis difference	48	45
Inventory basis difference	30	26
Other taxable temporary differences	2	—

	80	71

Net deferred asset (excluding post-retirement benefits other than pensions)	74	46
FASB Statement No. 106 impact (post-retirement benefits other than pensions)	58	59

Net deferred tax asset	$132	$105

The Company had available at December 31, 2002, AMT credit carryforwards of approximately $56 million, which may be used indefinitely to reduce regular federal income taxes. The Company also had other general business credit carryforwards for tax purposes of approximately $1 million, which expire during the years 2004 through 2009. The Company believes it is more likely than not that all of its tax credits will be realized.

At December 31, 2002, the deferred tax asset related to the Company’s FASB Statement No. 106 obligation was $58 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

To fully utilize all of its $13 million net operating loss (“NOL”) credit carryforward available for state income tax purposes, which expires between 2003 and 2026, the Company will be required to generate approximately $255 million of future taxable income. In addition to income generated by future profitable operations, these deferred tax assets will be partially offset by existing deferred tax liabilities within the carryforward period. Because of the short carryforward period available for losses in certain tax jurisdictions, the Company focused on state NOL’s in its review of the recoverability of tax assets. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. As a result of its analysis, the Company recorded a valuation allowance of $0.6 million in the current year for a portion of the NOL’s for seven specific state and local jurisdictions. The company does not expect to be able to fully utilize all of the NOL’s for those locations due to the short tax carryforward periods (3 to 5 years) at these locations. All other state and local NOL carryforwards are expected to be fully utilized.

Note 12:    Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result, the Company recorded an impairment charge of $91.1 million ($82.2 million after-tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle.

The Financial Accounting Standards Board also issued Statement of Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which requires all business combinations after June 30, 2001 to be accounted for under the purchase method.

The following table presents a comparison of the 2002 results to 2001 and 2000 results adjusted to exclude goodwill amortization expense:

	In Millions (except per share data) Years ended December 31
	2002	2001	2000
Income (loss) before cumulative effect of change in accounting principle	$(14.1)	$(60.2)	$(29.9)
Cumulative effect of change in accounting principle	(82.2)	—	—

Reported net income (loss)	(96.3)	(60.2)	(29.9)
Addback: goodwill amortization, net of tax	—	4.2	4.4

Adjusted net income (loss)	$(96.3)	$(56.0)	$(25.5)

Basic earnings (loss) per share:
Reported net income (loss)	$(3.89)	$(2.44)	$(1.22)
Addback: goodwill amortization, net of tax	—	0.17	0.18

Adjusted net income (loss)	$(3.89)	$(2.27)	$(1.04)

Diluted earnings (loss) per share:
Reported net income (loss)	$(3.89)	$(2.44)	$(1.22)
Addback: goodwill amortization, net of tax	—	0.17	0.18

Adjusted net income (loss)	$(3.89)	$(2.27)	$(1.04)

Note 13:    Earnings Per Share

	2002	2001	2000
Basic earnings (loss) per share	(Dollars and Shares in Millions (except per share data))
Income (loss) from continuing operations	$(12.4)	$(60.2)	$(25.1)
Less preferred stock dividends	0.2	0.2	0.2

Income (loss) from continuing operations available to common stockholders	(12.6)	(60.4)	(25.3)
Gain (loss) on sale of discontinued operations	(1.7)	—	(4.8)

Income (loss) before cumulative effect of change in accounting principle	(14.3)	(60.4)	(30.1)

Cumulative effect of change in accounting principle	(82.2)	—	—

Net income (loss) available to common stockholders	$(96.5)	$(60.4)	$(30.1)

Average shares of common stock outstanding	24.8	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$(0.51)	$(2.44)	$(1.03)
Gain (loss) on sale of discontinued operations	(0.07)	—	(0.19)
Cumulative effect of change in accounting principle	(3.31)	—	—

Basic earnings (loss) per share	$(3.89)	$(2.44)	$(1.22)

	2002	2001	2000
Diluted earnings (loss) per share	(Dollars and Shares in Millions (except per share data))
Income (loss) from continuing operations available to common stockholders	$(12.6)	$(60.4)	$(25.3)
Gain (loss) on sale of discontinued operations	(1.7)	—	(4.8)
Cumulative effect of change in accounting principle	(82.2)	—	—

Net income (loss) available to common stockholders and assumed conversions	$(96.5)	$(60.4)	$(30.1)

Average shares of common stock outstanding	24.8	24.8	24.8
Dilutive effect of stock options	0.2	0.3	—

Shares outstanding for diluted earnings per share calculation	25.0	25.1	24.8

Diluted earnings (loss) per share
From continuing operations	$(0.51)	$(2.44)	$(1.03)
Gain (loss) on sale of discontinued operations	(0.07)	—	(0.19)
Cumulative effect of change in accounting principle	(3.31)	—	—

Diluted earnings (loss) per share	$(3.89)	$(2.44)	$(1.22)

Note 14:    Restricted Cash

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in the second quarter income of $0.6 million, its allocable share of the gain on sale. This item is included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the Consolidated Balance Sheet. During 2002, the Company paid $0.1 million for the benefit of optional life insurance plan participants.

Note 15:    Commitments and Contingencies

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through December 31, 2002, $15 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has an initial term of five years, and can be renewed for up to an additional three years upon payment of an additional premium.

Under the indemnification provisions of the ISC/Ispat Merger Agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of December 31, 2002, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter 2002, the Company recorded an additional $2.7 million pretax provision, $1.7 million after-tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Inland Inc. Pension Plan”), in which employees of both the steel manufacturing segment and the Company participated, was transferred to Ispat. The Company’s remaining employees that formerly had participated in the Ispat Inland Inc. Pension Plan became participants in Ryerson Tull’s pension plan. The Ispat Inland Inc. Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the U.S. government. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the Ispat Inland Inc. Pension Plan and to secure Ispat Inland Inc. Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, for five years, of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC as security for the guaranty. Any payment under the PBGC guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. There can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

Lease Obligations & Other

The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $56.5 million, including approximately $13.5 million in 2003, $11.1 million in 2004, $9.1 million in 2005, $5.5 million in 2006, $5.0 million in 2007 and $12.3 million thereafter.

Rental expense under operating leases totaled $17.2 million in 2002, $19.3 million in 2001 and $19.7 million in 2000.

There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction. The amount of liability, if any, for those claims and actions at December 31, 2002 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Note 16:    Other Matters

Adjustment to the gain on sale of Inland Engineered Materials Corporation

In 2002, the Company recorded a pretax charge of $8.5 million in connection with the settlement of litigation. The charge was recorded as a selling price adjustment to the 1998 sale of Inland Engineered Materials Corporation.

China

In 2002, the Company realized a gain of $4.1 million representing the proceeds on the sale of the Company’s 49 percent interest in Shanghai Ryerson Limited.

Bankrupt Coil Converter

In 2000, the Company fully reserved for a $16.2 million receivable due from a west central Indiana coil converter which filed for bankruptcy. In 2001, the Company wrote off the $16.2 million receivable.

Mexico

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. (“AHMSA”) entered into an agreement to sell the Company’s 50 percent interest in their joint venture, Ryerson de Mexico, to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture’s Guadalajara facility. The cash received from the sale of the inventory, which amounted to $2.8 million in 2002 and $8.4 million in 2001, is accounted for as cash inflow from operating activities. The Company continues to own the Guadalajara facility. On December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico, S.A. de C.V. to Grupo Collado, S.A. de C.V. As a result of the above transactions, the Company recorded a $3.3 million loss in 2001 on the sale of its Mexican interests.

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

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in Millions)

	Provisions for Allowances
Years Ended December 31,	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves	Balance at End of Year
2002 Allowance for doubtful accounts	$10.7	$7.5	$(6.8)(A)	$9.9
			(1.5)(B)
Valuation allowance—deferred tax assets	—	0.6	—	0.6

2001 Allowance for doubtful accounts	$24.5	$7.3	$(20.2)(A)	$10.7
			(0.9)(B)
Valuation allowance—deferred tax assets	—	—	—	—

2000 Allowance for doubtful accounts	$7.2	$19.8	$ (2.5)(A)	$24.5

Valuation allowance—deferred tax assets	—	—	—	—

NOTES:

(A) Bad debts written off during the year

(B) Allowances granted during the year

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 with respect to directors of Ryerson Tull is set forth under the caption “Election of Directors” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April, 16, 2003, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson Tull is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April, 16, 2003, and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 with respect to the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Ryerson Tull’s definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April, 16, 2003, and is hereby incorporated by reference herein.

The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson Tull’s common stock and the security ownership of management is set forth under the captions “Additional Information Relating to Voting Securities” and “Security Ownership of Directors and Management” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April, 16, 2003, and is hereby incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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
Neil S. Novich Chairman, President and Chief Executive Officer

Date: February 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

Signature	Title		Date

/S/ NEIL S. NOVICH Neil S. Novich	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)		February 27, 2003

/S/ JAY M. GRATZ Jay M. Gratz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		February 27, 2003

/S/ LILY L. MAY Lily L. May	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)		February 27, 2003

JAMESON A. BAXTER	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
RICHARD G. CLINE	Director
GARY L. CRITTENDEN	Director
JAMES A. HENDERSON	Director		By: /S/ JAY M. GRATZ Jay M. Gratz Attorney-in-fact February 27, 2003
GREGORY P. JOSEFOWICZ	Director
JERRY K. PEARLMAN	Director
RONALD L. THOMPSON	Director

CERTIFICATIONS

REPORT OF THE

PRINCIPAL EXECUTIVE OFFICER

I, Neil S. Novich, as Chairman, President & Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Ryerson Tull, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                   February 27, 2003

Signature:            /S/    NEIL S. NOVICH

Neil S. Novich

Chairman, President & Chief Executive Officer

(Principal Executive Officer)

REPORT OF THE

PRINCIPAL FINANCIAL OFFICER

I, Jay M. Gratz, as Executive Vice President and Chief Financial Officer, certify that:

7.	I have reviewed this annual report on Form 10-K of Ryerson Tull, Inc.;

8.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

12.	Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                   February 27, 2003

Signature:            /S/    JAY M. GRATZ

Jay M. Gratz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-11767), and incorporated by reference herein.)

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

4.4	Appointment and Assumption Agreement, dated December 2, 2002, between Ryerson Tull and The Bank of New York.

4.5

Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.6

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

10.3*

Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

10.4*

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

10.9*

Outside Directors Accident Insurance Policy, with endorsement (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No.
1-9117), and incorporated by reference herein.)

10.10*

Ryerson Tull Directors’ 1999 Stock Option Plan. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors Compensation Plan, as amended

10.12*

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

10.16*

Schedule to Form of Change in Control Agreement dated March 11, 2001 as referred to in Exhibit 10.15 . (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.17*

Form of Change in Control Agreement dated March 11, 2001 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

10.18*	Schedule to Form of Change in Control Agreement dated March 11, 2001 as referred to in Exhibit 10.17

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

10.22*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney

10.23*

Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

21	List of Certain Subsidiaries of the Registrant.

23	Consent of Independent Accountants

24	Powers of Attorney.

99.1	Certification of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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