Form 10-Q
period 2003-03-31
RYERSON TULL INC /DE/
filed 2003-05-08
CIK 790528

First Quarter–2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-9117

I.R.S. Employer Identification Number 36-3425828

RYERSON TULL, INC.

(a Delaware Corporation)

2621 West 15th Place

Chicago, Illinois 60608

Telephone: (773) 762-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,814,633 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of May 2, 2003.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2003	2002
NET SALES	$548.1	$516.9

Cost of materials sold	434.4	410.6

GROSS PROFIT	113.7	106.3

Operating expenses	102.0	101.3
Depreciation	5.7	6.6

OPERATING PROFIT (LOSS)	6.0	(1.6)

Other revenue and expense, net	—	(1.1)
Shares received on demutualization of insurance company	—	5.1
Interest and other expense on debt	(5.0)	(3.1)

INCOME (LOSS) BEFORE INCOME TAXES	1.0	(0.7)

PROVISION FOR INCOME TAXES	0.4	0.3

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.6	(1.0)

Cumulative effect of change in accounting principle, net of tax of $8.9 cr.	—	(82.2)

NET INCOME (LOSS)	$0.6	$(83.2)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended March 31
	2003	2002
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income (loss) from continuing operations	$0.02	$(0.04)
Cumulative effect of change in accounting principle	—	(3.32)

Net income (loss)	$0.02	$(3.36)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.04)
Cumulative effect of change in accounting principle	—	(3.32)

Net income (loss)	$0.02	$(3.36)

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$0.6	$(83.2)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investments	—	0.1
Foreign currency translation adjustments	1.6	—

COMPREHENSIVE INCOME (LOSS)	$2.2	$(83.1)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$0.6	$(83.2)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5.7	6.6
Deferred employee benefit cost	1.9	1.0
Deferred income taxes	1.4	(7.1)
Shares received from demutualization of an insurance company	—	(5.1)
Cumulative effect of change in accounting principle, net of tax	—	82.2
Change in assets and liabilities:
Receivables	(50.3)	(56.2)
Inventories	8.3	24.5
Other assets	(0.3)	—
Accounts payable	6.8	37.5
Accrued liabilities	(12.2)	2.3
Other items	1.3	(0.1)

Net adjustments	(37.4)	85.6

Net cash provided by (used for) operating activities	(36.8)	2.4

INVESTING ACTIVITIES
Capital expenditures	(2.3)	(1.8)
Proceeds from sales of assets	0.5	0.3

Net cash used for investing activities	(1.8)	(1.5)

FINANCING ACTIVITIES
Net change in credit facility borrowings	46.0	—
Dividends paid	(1.3)	(1.3)

Net cash provided by (used for) financing activities	44.7	(1.3)

Net increase (decrease) in cash and cash equivalents	6.1	(0.4)
Cash and cash equivalents—beginning of year	12.6	20.5

Cash and cash equivalents—end of period	$18.7	$20.1

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$6.4	$5.1
Income taxes, net	1.9	(1.0)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet

	Dollars in Millions
ASSETS	March 31, 2003		December 31, 2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents		$18.7		$12.6
Restricted cash		1.2		1.2
Receivables less provision for allowances, claims and doubtful accounts of $11.3 and $9.9, respectively		278.8		228.5
Inventories, net of LIFO reserve of $47.0 and $39.1, respectively		445.3		453.6

Total current assets		744.0		695.9

INVESTMENTS AND ADVANCES		7.4		7.1

PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$596.8		$594.4
Less accumulated depreciation	367.7	229.1	361.4	233.0

DEFERRED INCOME TAXES		146.6		147.7

INTANGIBLE PENSION ASSET		7.4		7.4

OTHER ASSETS		10.7		10.4

Total Assets		$1,145.2		$1,101.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$119.0		$112.2
Accrued liabilities		66.3		78.2

Total current liabilities		185.3		190.4

LONG-TERM DEBT		266.4		220.4

DEFERRED EMPLOYEE BENEFITS		287.0		285.1

Total liabilities		738.7		695.9

COMMITMENTS & CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY (Schedule A)		406.5		405.6

Total Liabilities and Stockholders’ Equity		$1,145.2		$1,101.5

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended March 31
	2003	2002
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.6	$(1.0)
Less preferred stock dividends	—	—

Income (loss) from operations available to common stockholders	0.6	(1.0)
Cumulative effect of change in accounting principle	—	(82.2)

Net income (loss) available to common stockholders	$0.6	$(83.2)

Average shares of common stock outstanding	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$0.02	$(0.04)
Cumulative effect of change in accounting principle	—	(3.32)

Net income (loss) per share	$0.02	$(3.36)

	Dollars and Shares In Millions (except per share data)
	Three Months Ended March 31
	2003	2002
Diluted earnings per share
Income (loss) from continuing operations available to stockholders	$0.6	$(1.0)
Cumulative effect of change in accounting principle	—	(82.2)

Net income (loss) available to stockholders	$0.6	$(83.2)

Average shares of common stock outstanding	24.8	24.8
Dilutive effect of stock options	0.1	0.3

Shares outstanding for diluted earnings per share calculation	24.9	25.1

Diluted earnings (loss) per share
From continuing operations	$0.02	$(0.04)
Cumulative effect of change in accounting principle	—	(3.32)

Net income (loss) per share	$0.02	$(3.36)

NOTE 3/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the periods ended March 31, 2003 and 2002, respectively (in millions, except per share data):

	Three Months Ended March 31
	2003	2002
Net income (loss)—as reported	$0.6	$(83.2)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.3	0.4

Net income (loss)—pro forma	$0.3	$(83.6)

Earnings per share—as reported	$0.02	$(3.36)

Earnings per share—pro forma	$0.01	$(3.37)

NOTE 4/RESTRUCTURING CHARGES

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consisted primarily of employee-related costs. Included in the charge was severance for 40 employees. The restructuring actions have been completed. During the first quarter of 2003, the Company utilized the year-end 2002 reserve balance of $0.3 million.

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001. The additional charge was due to a reduction in the market value of assets in a union-sponsored pension plan from the time of the initial estimate to the calculation of the final withdrawal liability. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During the first quarter of 2003, the Company utilized $1.0 million of the restructuring reserve. Details of the restructuring charge are as follows:

	Restructuring Charge	Utilized	Balance at March 31, 2003
		(In millions)
Write-down of long-lived assets	$10.3	$10.3	$—
Employee costs	6.4	6.3	0.1
Tenancy costs and other	3.4	1.3	2.1

	$20.1	$17.9	$2.2

In preparation for the Company’s planned disposition of one of the properties in Chicago referenced above, the Company retained an environmental consultant to conduct Phase I and Phase II environmental studies. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports.

During 2000, the Company recorded a restructuring charge of $23.3 million. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2002. During the first quarter of 2003, the Company utilized $0.2 million of the restructuring reserve. The March 31, 2003 reserve balance of $3.3 million is related to tenancy and other costs that will be paid through 2008.

NOTE 5/COMMITMENTS AND CONTINGENCIES

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through March 31, 2003, $15 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance from Kemper Environmental, Ltd., an affiliate of Kemper Insurance Companies, payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has a coverage term of five years ending July 16, 2003, and provides for an additional five-year period in which to report claims for the coverage period. In recent press releases, Kemper Insurance Companies has announced its plans to sell its insurance underwriting operations, cease underwriting activities except as necessary to meet its existing obligations, and will focus on developing its claim and insurance services platform. The Company has not been notified by the insurer of the effect, if any, such circumstances would have on the policy or claims under the policy.

Under the indemnification provisions of the Merger Agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of March 31, 2003, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter of 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

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

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. The Company is in discussions with Ispat regarding these matters. There can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

NOTE 6/RESTRICTED CASH

In the first quarter of 2002, the Company recorded a $5.1 million pretax gain for the receipt of shares as a result of the demutualization of one of its insurance carriers, Prudential. This gain represented a portion of the total of $6.3 million of shares received. The remaining shares were attributable to participants of the optional life insurance plan and therefore the liability was recorded as a benefit payable.

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in that quarter income of $0.6 million, its allocable share of the gain on sale. This item was included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, was recorded as “restricted cash” in the balance sheet. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At March 31, 2003, these payments totaled $0.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Comparison of First Quarter 2003 to First Quarter 2002

For the first quarter of 2003, the Company reported consolidated net income of $0.6 million, or $0.02 per diluted share, as compared with a net loss of $83.2 million, or $3.36 per diluted share, in the year-ago quarter.

Included in the first quarter 2002 results is an after tax charge of $82.2 million, or $3.32 per share, from the Company’s adoption of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off its entire goodwill amount as of January 1, 2002.

Sales for the first quarter of 2003 of $548.1 million increased 6 percent from the same period a year ago. Average selling price increased 10 percent, while volume decreased 4 percent from the first quarter of 2002. Tons shipped in the first quarter of 2003 declined to 642,600 from 669,800 in the year-ago period.

Gross profit per ton of $177 in the first quarter of 2003 increased from $159 per ton in the year-ago quarter. The increase was largely the result of the 10 percent increase in average selling price. Expenses (defined as operating expenses plus depreciation) on a per ton basis increased 4 percent to $168 per ton in the first quarter of 2003 from $161 per ton a year ago primarily due to the volume decline. The net result of the above is an operating profit of $9 per ton this quarter versus an operating loss of $2 per ton a year ago.

For the quarter, the Company reported an operating profit of $6.0 million, compared to an operating loss of $1.6 million in the year-ago period.

Liquidity and Financing

The Company had cash and cash equivalents at March 31, 2003 of $18.7 million, compared to $12.6 million at December 31, 2002. At March 31, 2003, the Company had $166 million outstanding funded borrowing under its revolving credit agreement, $68 million of letters of credit issued under the credit facility and $147 million available under the $450 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $426 million at March 31, 2003. Additionally, as of that date, $45 million of this credit facility was not available for borrowing; $15 million will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. Letters of credit issued under the facility reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable.

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company is limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of March 31, 2003, the Company was not subject to the most restrictive limitations. Beginning on March 31, 2005, the availability block discussed above will increase each quarter through the maturity of the Company’s 9 1/8% Notes in July 2006 to set aside funds under this facility to repay the Notes.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company as well as cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at March 31, 2003.

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

At March 31, 2003, $100 million of the Company’s 9 1/8 % Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the credit facility described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the revolving credit facility covenants and indenture convenants at March 31, 2003.

The Company does not have any ERISA-required pension plan contributions for 2003 and did not have any ERISA-required contributions in 2002. The Company elected to make a voluntary contribution of $4.7 million in 2002 and may elect again to make voluntary contributions in 2003 to improve the plan’s funded status. Pension liabilities exceeded trust assets by $134 million at year end 2002. In the event that asset returns do not improve or pension liabilities increase due to lower discount rates, the Company could have future sizeable pension contribution requirements beginning as soon as 2004. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition or results of operations. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds to meet pension plan funding requirements and any voluntary contributions the Company may elect to make through at least 2003.

Capital Expenditures

The Company has increased its 2003 plan for capital expenditures, excluding acquisitions, to $25 million from its previous range of $10 million to $20 million to facilitate metal processing and systems capability upgrades. The Company expects that such capital expenditures will be funded from its credit facility or from cash generated by operations.

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through March 31, 2003, $15 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance from Kemper Environmental, Ltd., an affiliate of Kemper Insurance Companies, payable directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has a coverage term of five years ending July 16, 2003, and provides for an additional five-year period in which to report claims for the coverage period. In recent press releases, Kemper Insurance Companies has announced its plans to sell its insurance underwriting operations, cease underwriting activities except as necessary to meet its existing obligations, and will focus on developing its claim and insurance services platform. The Company has not been notified by the insurer of the effect, if any, such circumstances would have on the policy or claims under the policy.

Under the indemnification provisions of the Merger Agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of March 31, 2003, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter of 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

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

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat is required to provide adequate security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. If Ispat does not provide the security by that date, the Company will be required, to the extent Ispat does not provide such security, to renew its letter of credit or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. The Company is in discussions with Ispat regarding these matters. There can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

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

Item 1.    Legal Proceedings

From time to time, the Company is named as a defendant in legal actions that arise primarily in the ordinary course of its business. Management does not believe that the resolution of these claims will have a material adverse effect on the Company’s financial condition or results of operations.

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued the Company and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc. and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages in excess of $75,000, with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit and intends to put forth a vigorous defense.

On January 14, 2003, the United States Environmental Protection Agency advised Ryerson and various other unrelated parties that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures is approximately $800,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson has agreed to pay a portion of the cleanup costs, anticipated to be approximately $70,000.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 16, 2003.

(b)	See the response to Item 4(c) below.

(c)	The election of eight nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

NOMINEE	AFFIRMATIVE VOTES	VOTES WITHHELD
Jameson A. Baxter	22,393,076	434,870
Richard G. Cline	22,386,282	441,664
Gary L. Crittenden	22,396,131	431,815
James A. Henderson	22,381,576	446,370
Gregory P. Josefowicz	22,396,231	431,715
Neil S. Novich	22,382,551	445,395
Jerry K. Pearlman	22,384,402	443,544
Ronald L. Thompson	22,395,787	432,159

The results of the voting for approval of the Ryerson Tull Annual Incentive Plan (the “AIP”) are as follows:

FOR	AGAINST	ABSTAIN
21,350,684	1,027,742	449,520

There were no matters voted upon at the meeting, other than approval of the AIP, to which broker non-votes applied.

(d)	Not applicable.

Item 6.    Exhibits and Report on Form 8-K.

(a)	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter 2003.

On April 25, 2003, the Company filed a Current Report on Form 8-K reporting that the Company announced the results of operations for first quarter 2003. In accordance with SEC Release No. 33-8216, these results, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” were reported under “Item 9. Regulation FD Disclosure.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

By:	/s/ Lily L. May
Lily L. May Vice President, Controller and Chief Accounting Officer

Date: May 8, 2003

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

Date:             May 8, 2003

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

Date:               May 8, 2003

Signature:              /s/ Jay M. Gratz

Jay M. Gratz

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY

	Dollars in Millions
	March 31, 2003		December 31, 2002
		(unaudited)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value) - 80,010 shares issued and outstanding as of March 31, 2003 and December 31, 2002		$0.1		$0.1

Common stock ($1 par value) - 50,556,350 shares issued as of March 31, 2003 and December 31, 2002		50.6		50.6

Capital in excess of par value		861.6		861.7

Retained earnings
Balance beginning of year	$339.9		$441.4

Net income (loss)	0.6		(96.3)

Dividends
Series A preferred stock— $0.60 per share in 2003 and $2.40 per share in 2002	—		(0.2)
Common Stock— $.05 per share in 2003 and $.20 per share in 2002	(1.2)	339.3	(5.0)	339.9

Restricted stock awards		(0.2)		(0.2)

Treasury stock, at cost - 25,742,812 as of March 31, 2003 and 25,741,662 as of December 31, 2002		(752.5)		(752.5)

Accumulated other comprehensive income (loss)		(92.4)		(94.0)

Total Stockholders’ Equity		$406.5		$405.6

EXHIBIT INDEX

Exhibit Number	Description

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

4.4

Appointment and Assumption Agreement, dated as of December 2, 2002, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

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

10.1*

Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*

Ryerson Tull 2002 Incentive Stock Plan (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 22, 2002 that was furnished to stockholders in connection with the annual meeting held May 8, 2002 and incorporated by reference herein.)

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

10.11*

Ryerson Tull Directors Compensation Plan, as amended. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12*

Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

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

10.15*

Form of Change in Control Agreement dated March 11, 2002 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.16*

Schedule to Form of Change in Control Agreement dated March 11, 2002 as referred to in Exhibit 10.15 . (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.17*

Form of Change in Control Agreement dated May 11, 2002 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.18*

Schedule to Form of Change in Control Agreement dated May 11, 2002 as referred to in Exhibit 10.17. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

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

10.22*

Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23*

Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

99.1	Certification of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002