Form 10-Q
period 2003-06-30
RYERSON TULL INC /DE/
filed 2003-08-14
CIK 790528

Second Quarter – 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,828,432 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of August 11, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
NET SALES	$542.4	$548.4	$1,090.5	$1,065.3

Cost of materials sold	434.4	435.2	868.8	845.8

GROSS PROFIT	108.0	113.2	221.7	219.5

Operating expenses	102.7	105.9	204.7	207.2
Depreciation	5.8	6.6	11.5	13.2
Adjustment to the gain on sale of IEMC	—	8.5	—	8.5
Restructuring and plant closure costs	1.5	2.0	1.5	2.0

OPERATING PROFIT (LOSS)	(2.0)	(9.8)	4.0	(11.4)

Other revenue and expense, net	—	(0.1)	0.1	(1.2)
Shares received on demutualization of an insurance company	—	—	—	5.1
Interest and other expense on debt	(4.8)	(3.1)	(9.8)	(6.2)

INCOME (LOSS) BEFORE INCOME TAXES	(6.8)	(13.0)	(5.7)	(13.7)

PROVISION (BENEFIT) FOR INCOME TAXES	(2.7)	(4.7)	(2.3)	(4.4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4.1)	(8.3)	(3.4)	(9.3)

DISCONTINUED OPERATIONS – INLAND STEEL COMPANY
Gain (loss) on sale	—	(1.7)	—	(1.7)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4.1)	(10.0)	(3.4)	(11.0)

Cumulative effect of change in accounting principle, net of tax credit of $8.9	—	—	—	(82.2)

NET INCOME (LOSS)	$(4.1)	$(10.0)	$(3.4)	$(93.2)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income (loss) from continuing operations	$(0.17)	$(0.34)	$(0.14)	$(0.38)
Inland Steel Company - adjustment to the gain on sale	—	(0.07)	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss)	$(0.17)	$(0.41)	$(0.14)	$(3.76)

Diluted:
Income (loss) from continuing operations	$(0.17)	$(0.34)	$(0.14)	$(0.38)
Inland Steel Company - adjustment to the gain on sale	—	(0.07)	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss)	$(0.17)	$(0.41)	$(0.14)	$(3.76)

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$(4.1)	$(10.0)	$(3.4)	$(93.2)

OTHER COMPREHENSIVE INCOME:

Unrealized gain (loss) on investments	—	(0.1)	—	—
Foreign currency translation adjustments	2.4	1.2	4.0	1.2

COMPREHENSIVE INCOME (LOSS)	$(1.7)	$(8.9)	$0.6	$(92.0)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(3.4)	$(93.2)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11.5	13.2
Deferred employee benefit cost	3.7	2.0
Deferred income taxes	(1.5)	11.9
Restructuring and plant closure costs	1.5	2.0
(Gain) loss from the sale of Inland Steel Company, net of tax	—	1.7
Shares received from demutualization of an insurance company	—	(5.1)
Cumulative effect of change in accounting principle, net of tax	—	82.2
Change in assets and liabilities:
Receivables	(29.1)	(75.6)
Inventories	16.9	9.0
Other assets	1.5	0.9
Accounts payable	42.5	33.6
Accrued liabilities	(2.5)	8.5
Other deferred items	2.0	0.1

Net adjustments	46.5	84.4

Net cash provided by (used for) operating activities	43.1	(8.8)

INVESTING ACTIVITIES
Capital expenditures	(4.9)	(4.1)
Unrestricted proceeds from sale of short-term investment	—	5.7
Proceeds from sales of assets	2.9	0.4

Net cash provided by (used for) investing activities	(2.0)	2.0

FINANCING ACTIVITIES
Net change in credit facility borrowings	(15.0)	6.0
Dividends paid	(2.6)	(2.6)

Net cash provided by (used for) financing activities	(17.6)	3.4

Net increase (decrease) in cash and cash equivalents	23.5	(3.4)
Cash and cash equivalents - beginning of year	12.6	20.5

Cash and cash equivalents - end of period	$36.1	$17.1

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$8.7	$5.2
Income taxes, net	(1.6)	(25.9)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet

	Dollars in Millions
	June 30, 2003		December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$36.1		$12.6
Restricted cash		1.1		1.2
Receivables less provision for allowances, claims and doubtful accounts of $12.1 and $11.3, respectively		257.6		228.5
Inventories, net of LIFO reserve of $41.0 and $39.1, respectively		436.7		453.6

Total current assets		731.5		695.9

INVESTMENTS AND ADVANCES		7.4		7.1

PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$598.7		$594.4
Less accumulated depreciation	373.5	225.2	361.4	233.0

DEFERRED INCOME TAXES		149.5		147.7

INTANGIBLE PENSION ASSET		7.4		7.4

OTHER ASSETS		8.9		10.4

Total Assets		$1,129.9		$1,101.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$154.7		$112.2
Accrued liabilities		77.4		78.2

Total current liabilities		232.1		190.4

LONG-TERM DEBT		205.4		220.4

DEFERRED EMPLOYEE BENEFITS AND OTHER		288.8		285.1

Total liabilities		726.3		695.9

COMMITMENTS & CONTINGENCIES		—		—

STOCKHOLDERS’ EQUITY (Schedule A)		403.6		405.6

Total Liabilities and Stockholders’ Equity		$1,129.9		$1,101.5

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and June 30, 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Basic earnings (loss) per share

Income (loss) from continuing operations	$(4.1)	$(8.3)	$(3.4)	$(9.3)
Less preferred stock dividends	—	0.1	0.1	0.1

Income (loss) from operations available to common stockholders	(4.1)	(8.4)	(3.5)	(9.4)
Discontinued operations - Inland Steel Company
- adjustment to the gain on sale	—	(1.7)	—	(1.7)
Cumulative effect of change in accounting principle	—	—	—	(82.2)

Net income (loss) available to common stockholders	$(4.1)	$(10.1)	$(3.5)	$(93.3)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$(0.17)	$(0.34)	$(0.14)	$(0.38)
Discontinued operations - Inland Steel Company
- adjustment to the gain on sale	—	(0.07)	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss) per share	$(0.17)	$(0.41)	$(0.14)	$(3.76)

	Dollars and Shares In Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Diluted earnings per share

Income (loss) from continuing operations available to common stockholders	$(4.1)	$(8.4)	$(3.5)	$(9.4)
Discontinued operations - Inland Steel Company
- adjustment to the gain on sale	—	(1.7)	—	(1.7)
Cumulative effect of change in accounting principle	—	—	—	(82.2)

Net income (loss) available to common stockholders	$(4.1)	$(10.1)	$(3.5)	$(93.3)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8
Dilutive effect of stock options	—	—	—	—

Shares outstanding for diluted earnings per share calculation	24.8	24.8	24.8	24.8

Diluted earnings (loss) per share
From continuing operations	$(0.17)	$(0.34)	$(0.14)	$(0.38)
Discontinued operations - Inland Steel Company
- adjustment to the gain on sale	—	(0.07)	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss) per share	$(0.17)	$(0.41)	$(0.14)	$(3.76)

Options to purchase 4,043,776 shares of common stock at prices ranging from $6.43 per share to $48.44 per share were outstanding during the second quarter and the first six months of 2003, but were not included in the computation of diluted EPS because to do so would be antidilutive. In the second quarter and the first six months of 2002, options to purchase 3,033,642 shares of common stock at prices ranging from $8.88 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

NOTE 3/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month and six month periods ended June 30, 2003 and 2002, respectively (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss)—as reported	$(4.1)	$(10.0)	$(3.4)	$(93.2)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.4	0.4	0.8	0.9

Net income (loss)—pro forma	$(4.5)	$(10.4)	$(4.2)	$(94.1)

Earnings per share—as reported	$(0.17)	$(0.41)	$(0.14)	$(3.76)

Earnings per share—pro forma	$(0.18)	$(0.42)	$(0.17)	$(3.80)

NOTE 4/RESTRUCTURING CHARGES

In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed.

2002

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

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001. The additional charge was due to a reduction in the market value of assets in a union-sponsored pension plan from the time of the initial estimate to the calculation of the final withdrawal liability. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During the second quarter of 2003, the Company utilized $0.3 million of the restructuring reserve related to employee and tenancy costs. Details of the restructuring charge are as follows:

(In millions)	Restructuring Charge	Utilized	Balance at June 30, 2003
Write-down of long-lived assets	$10.3	$10.3	$—
Employee costs	6.4	6.4	—
Tenancy costs and other	3.4	1.5	1.9

	$20.1	$18.2	$1.9

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

2000

During 2000, the Company recorded a restructuring charge of $23.3 million. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2002. During the second quarter of 2003, the Company utilized $0.3 million of the restructuring reserve. The June 30, 2003 reserve balance of $3.0 million is related to tenancy and other costs that will be paid through 2008.

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through June 30, 2003, $15 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable from Kemper Environmental, Ltd., an affiliate of Kemper Insurance Companies, directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has a coverage term of five years ending July 16, 2003, and provides for an additional five-year period in which to report claims for the coverage period. In 2003 press releases, Kemper Insurance Companies announced plans to sell its insurance underwriting operations and cease underwriting activities except as necessary to meet its existing obligations, and also announced its sale of renewal rights for selected lines of its U.S. commercial business and the sale of its insurance services platform. The Company has not been notified by the insurer of the effect, if any, such circumstances would have on the policy or claims under the policy.

Under the indemnification provisions of the Merger Agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of June 30, 2003, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter of 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

During the second quarter 2003, Ispat also notified the Company of certain potential property tax claims in the amount of approximately $9 million under the indemnification provisions of the Merger Agreement. The Company vigorously disputes the claims and has not established a reserve for such tax claims.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Inland Inc. Pension Plan”), in which employees of both the steel manufacturing segment and the Company participated, was transferred to Ispat. The Company’s remaining employees that formerly had participated in the Ispat Inland Inc. Pension Plan became participants in Ryerson Tull’s pension plan. The Ispat Inland Inc. Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the U.S. government. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the Ispat Inland Inc. Pension Plan and to secure Ispat Inland Inc. Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million, of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC as security for the guaranty. Any payment under the PBGC guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat remains obligated to provide this replacement security. Ispat has not yet provided adequate replacement security to the PBGC in accordance with the aforementioned agreement, and as a result, the Company was obligated to either renew its letter of credit to the PBGC or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. On July 16, 2003, the Company renewed its letter of credit on a year-to-year basis until December 20, 2006, for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. The Company and Ispat are in discussions regarding this matter, but there can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company has agreements whereby the Company indemnifies its directors and certain officers for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2003.

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in that quarter income of $0.6 million, its allocable share of the gain on sale. This item was included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, was recorded as “restricted cash” in the balance sheet. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At June 30, 2003, these payments totaled $0.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Comparison of Second Quarter 2003 to Second Quarter 2002

For the second quarter of 2003, the Company reported a consolidated net loss of $4.1 million, or $0.17 per diluted share, as compared with a net loss of $10.0 million, or $0.41 per diluted share, in the year-ago quarter.

Included in the second quarter 2003 results is a pretax charge of $1.5 million, $0.9 million after-tax or $0.04 per share, for costs associated with a workforce reduction. Included in the second quarter 2002 results are pretax charges of $8.5 million for the settlement of litigation relating to the sale of Inland Engineered Materials Corporation (“IEMC”) and $2.0 million for costs associated with the closure of a facility in the southern United States. The second quarter 2002 results also included an after tax charge of $1.7 million, or $0.07 per share, for environmental indemnification claims made by Ispat Inland Inc. in connection with the Company’s sale of the Inland Steel Company.

Sales for the second quarter of 2003 decreased 1 percent to $542.4 million from the same period a year ago. Average selling price increased 9 percent, but volume decreased 9 percent from the second quarter of 2002. Tons shipped in the second quarter of 2003 declined to 625,800 from 689,000 in the year-ago period.

Gross profit per ton of $173 in the second quarter of 2003 increased from $164 per ton in the year-ago quarter. The increase was due to the 9 percent increase in average selling price partially offset by a decline in gross margin percentage from 20.6 percent a year ago to 19.9 percent. The margin decline reflects an increasingly competitive market.

Expenses (defined as operating expenses plus depreciation) increased 7 percent on a per ton basis to $174 per ton in the second quarter of 2003 from $163 per ton a year ago due to volume decline. In addition to the $174 per ton expenses, the second quarter operating loss included the $1.5 million, or $2 per ton, restructuring charge. The second quarter 2002 operating loss included the $8.5 million, or $12 per ton, litigation settlement related to the sale of IEMC, and the $2.0 million, or $3 per ton, facility closure costs, in addition to the $163 expenses per ton. The net result of the above is an operating loss of $3 per ton this quarter versus an operating loss of $14 per ton a year ago.

For the quarter, the Company reported an operating loss of $2.0 million, compared to an operating loss of $9.8 million in the year ago period.

Results of Operations—Comparison of First Six Months 2003 to First Six Months 2002

For the first six months of 2003, the Company reported a consolidated net loss of $3.4 million, or $0.14 per diluted share, as compared with a net loss of $93.2 million, or $3.76 cents per diluted share, in the year-ago period.

Included in the 2002 results is an after-tax charge of $82.2 million, or $3.31 per share, from the Company’s adoption of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Also included in the 2002 results is an after-tax charge of $1.7 million, or $0.07 per share, for environmental indemnification claims made by Ispat Inland, Inc. in connection with the Company’s sale of the Inland Steel Company. The Company had a loss from continuing operations of $0.38 per share in the first six months of 2002.

Sales of $1.1 billion increased 2 percent from the first six months of 2002 due to a 10 percent increase in average selling price offset by a 7 percent decline in volume.

Gross profit per ton of $175 in the first six months increased 9 percent from $161 per ton in the year-ago period due to the 10 percent increase in average selling price. Gross margin percentage declined to 20.3 percent from 20.6 percent in the year-ago period. Expenses (defined as operating expenses plus depreciation) increased 6 percent on a per ton basis to $171 in the first six months of 2003 from $162 a year ago, due to a decline in volume.

Included in the 2003 operating profit is a $1.5 million charge, or $1 per ton, for costs associated with a workforce reduction. Included in the 2002 operating loss are pretax charges of $8.5 million, or $6 per ton, for the settlement of litigation relating to the sale of IEMC and $2.0 million, or $1 per ton, for costs associated with a facility closure. For the first six months of 2003, the Company reported an operating profit of $4.0 million, or $3 per ton, compared to an operating loss of $11.4 million, or $8 per ton, in the year-ago period.

Liquidity and Financing

The Company had cash and cash equivalents at June 30, 2003 of $36.1 million, compared to $12.6 million at December 31, 2002. At June 30, 2003, the Company had $105 million outstanding funded borrowing under its revolving credit agreement, $68 million of letters of credit issued under the credit facility and $193 million available under the $450 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $411 million at June 30, 2003. Additionally, as of that date, $45 million of this credit facility was not available for borrowing; $15 million will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. Letters of credit issued under the facility reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable.

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company is limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of June 30, 2003, the Company was not subject to the most restrictive limitations. Beginning on March 31, 2005, the availability block discussed above will increase each quarter through the maturity of the Company’s 9 1/8% Notes in July 2006 to set aside funds under this facility to repay the Notes.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company as well as cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at June 30, 2003.

The Company, as a condition of completing the sale of its steel manufacturing segment in 1998, entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) and the purchasers to provide certain financial commitments to reduce the underfunding of the steel manufacturing company’s pension plan on a termination basis. These obligations include a guaranty of $50 million to the PBGC in the event of a distress or involuntary termination of that pension plan (now the Ispat Inland Inc. Pension Plan). The agreement also required the Company to provide collateral for its guarantee in the event of a downgrade of the Company’s unsecured debt rating below specified levels. On May 1, 2001, Moody’s Investors Services reduced its rating on such unsecured debt to Ba3, below the specified levels; and in July 2001, the Company provided a letter of credit in the amount of $50 million to the PBGC under its revolving credit facility. Ispat was required to provide adequate replacement security to the PBGC by July 16, 2003, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat remains obligated to provide this replacement security. Ispat has not yet provided adequate replacement security to the PBGC in accordance with the aforementioned agreement, and as a result, the Company was obligated to either renew its letter of credit to the PBGC or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. On July 16, 2003, the Company renewed its letter of credit on a year-to-year basis until December 20, 2006, for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. The Company and Ispat are in discussions regarding this matter, but there can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

At June 30, 2003, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the credit facility described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the revolving credit facility covenants and indenture covenants at June 30, 2003.

The Company does not have any ERISA-required pension plan contributions for 2003. Pension liabilities exceeded trust assets by $134 million at year end 2002. The Company expects to make a voluntary contribution of $55.8 million in 2003 to improve the plan’s funded status. The Company could have future sizable pension contribution requirements after 2003. Future contribution requirements depend on the investment returns on plan assets and the impact on pension liabilities due to discount rates. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition or results of operations. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds for the voluntary contribution the Company expects to make in 2003 and, if necessary, any required contributions in 2004.

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

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims by each party for breaches of representations and warranties and other matters contained in the ISC/Ispat Merger Agreement, excluding claims with respect to breaches of representations and warranties related to environmental matters and expenditures and losses relating to environmental liabilities. The Company paid $7.5 million and agreed that Ispat could retain approximately $4.85 million of property tax refunds to which the Company was entitled and future tax refunds and credits of up to $2.7 million. Through June 30, 2003, $15 million of these amounts apply against the $90 million cap described above.

In July 1998, the Company purchased environmental insurance payable from Kemper Environmental, Ltd., an affiliate of Kemper Insurance Companies, directly to Ispat and ISC with coverage up to $90 million covering claims made during the term of the policy for certain but not all environmental matters. The policy has a coverage term of five years ending July 16, 2003, and provides for an additional five-year period in which to report claims for the coverage period. In its 2003 press releases, Kemper Insurance Companies announced plans to sell its insurance underwriting operations and cease underwriting activities except as necessary to meet its existing obligations, its sale of renewal rights for selected lines of its U.S. commercial business and the sale of its insurance services platform. The Company has not been notified by the insurer of the effect, if any, such circumstances would have on the policy or claims under the policy.

Under the indemnification provisions of the Merger Agreement, Ispat has notified the Company of certain environmental matters of which Ispat is aware and of certain environmental expenses that it has incurred or may incur. As of June 30, 2003, those notices for which Ispat has quantified all or some portion of the related costs amounted to approximately $20 million; however, there are a number of claims that are not presently quantified. During the second quarter of 2002, the Company recorded an additional $2.7 million pre-tax provision, $1.7 million after tax, to provide for certain of these matters. Based on the current status of the remaining matters, the Company is unable to determine whether any such environmental matters will result in additional expense to the Company.

During the second quarter 2003, Ispat also notified the Company of certain potential property tax claims in the amount of approximately $9 million under the indemnification provisions of the Merger Agreement. The Company vigorously disputes the claims and has not established a reserve for such tax claims.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Inland Inc. Pension Plan”), in which employees of both the steel manufacturing segment and the Company participated, was transferred to Ispat. The Company’s remaining employees that formerly had participated in the Ispat Inland Inc. Pension Plan became participants in Ryerson Tull’s pension plan. The Ispat Inland Inc. Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (“PBGC”), an agency of the U.S. government. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the Ispat Inland Inc. Pension Plan and to secure Ispat Inland Inc. Pension Plan unfunded benefit liabilities on a termination basis. These requirements include a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. In July 2001, the Company provided a $50 million letter of credit to the PBGC as security for the guaranty. Any payment under the guaranty, should it occur, would be applied against the $90 million limit on the Company’s indemnification obligations to Ispat.

Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat remains obligated to provide this replacement security. Ispat has not yet provided adequate replacement security to the PBGC in accordance with the aforementioned agreement, and as a result, the Company was obligated to either renew its letter of credit to the PBGC or to place up to $50 million in an escrow account for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. On July 16, 2003, the Company renewed its letter of credit on a year-to-year basis until December 20, 2006, for possible application by the PBGC to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. The Company and Ispat are in discussions regarding this matter, but there can be no assurances that Ispat and the PBGC will act to release the Company from this obligation regarding the Ispat Inland Inc. Pension Plan.

Item 4.	Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No changes have been made in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Business

Employees

As of December 31, 2002, the Company employed approximately 3,600 persons, of which approximately 1,800 were salaried employees and approximately 1,800 were hourly employees. 62 percent of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters. The Company’s relationship with the various unions generally has been good and over the last five years there have been no work stoppages. In 2003, the Company concluded negotiations with the Joint Teamsters and Steelworkers Unions implementing a first contract covering approximately 570 employees at three locations in Chicago, which extends until January 31, 2006. The Company also extended the agreement covering approximately 220 employees with the United Steelworkers from July 31, 2003 to July 31, 2006, negotiated a first contract with the UAW at one facility covering 40 employees, and has one remaining contract covering approximately 20 employees at one facility expiring in 2003. During 2004, contracts covering approximately 90 employees at five facilities will expire at various dates. Agreements with the Teamsters expire on various dates from April 30, 2004 through April 30, 2005. While management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts, no assurances can be given that labor disruptions will not occur or that any of these contracts will be extended prior to their expiration.

Item 6.	Exhibits and Report on Form 8-K

(a)	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K.

On July 16, 2003, the Company filed a Current Report on Form 8-K reporting that the Company planned to renew its $50 million letter of credit on July 16, 2003, on a year-to-year basis until December 20, 2006, for possible application by the Pension Benefit Guaranty Corporation (“PBGC”) to any underfunding in the event of a distress or involuntary termination of the Ispat Inland Inc. Pension Plan. Under an agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat has not yet provided the replacement security, but remains obligated to provide this replacement security. The Company is in discussions with Ispat regarding these matters.

On July 29, 2003, the Company filed a Current Report on Form 8-K announcing its results of operations for second quarter 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

By:	/s/ Lily L. May
Lily L. May
Vice President, Controller and Chief Accounting Officer

Date: August 14, 2003

Part I—Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY

	Dollars in Millions
	June 30, 2003		December 31, 2002
	(unaudited)
STOCKHOLDERS’ EQUITY

Series A preferred stock ($1 par value)
- 80,010 shares issued and outstanding as of June 30, 2003 and December 31, 2002		$0.1		$0.1

Common stock ($1 par value)
- 50,556,350 shares issued as of June 30, 2003 and December 31, 2002		50.6		50.6

Capital in excess of par value		861.6		861.7

Retained earnings
Balance at beginning of period	$339.9		$441.4

Net income (loss)	(3.4)		(96.3)

Dividends
Series A preferred stock -
$1.20 per share in 2003 and $2.40 per share in 2002	(0.1)		(0.2)
Common Stock -
$ .10 per share in 2003 and $ .20 per share in 2002	(2.5)	333.9	(5.0)	339.9

Restricted stock awards		(0.2)		(0.2)

Treasury stock, at cost
- 25,741,717 as of June 30, 2003 and 25,741,662 as of December 31, 2002		(752.4)		(752.5)

Accumulated other comprehensive income (loss)		(90.0)		(94.0)

Total Stockholders’ Equity		$403.6		$405.6

EXHIBIT INDEX

Exhibit Number		Description

3.1		Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2		By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003 (Nile No. 1-9117), and incorporated by reference herein).

4.1		Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)

4.2		Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)

4.3		Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between Ryerson Tull and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)

4.4		Appointment and Assumption Agreement, dated as of December 2, 2002, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

4.5		Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.6		First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.7		Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1	*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2	*	Ryerson Tull 2002 Incentive Stock Plan (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 22, 2002 that was furnished to stockholders in connection with the annual meeting held May 8, 2002, and incorporated by reference herein.)

10.3	*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4	*	Ryerson Tull 1996 Incentive Stock Plan, as amended. (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5	*	Ryerson Tull 1995 Incentive Stock Plan, as amended. (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6	*	Ryerson Tull 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7	*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.8	*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.9	*	Outside Directors Accident Insurance Policy, with endorsement (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-9117), and incorporated by reference herein.)

10.10	*	Ryerson Tull Directors’ 1999 Stock Option Plan. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11	*	Ryerson Tull Directors Compensation Plan, as amended. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12	*	Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.13	*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14	*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15	*	Form of Change in Control Agreement dated March 11, 2002 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.16	*	Schedule to Form of Change in Control Agreement dated March 11, 2002 as referred to in Exhibit 10.15 . (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.17	*	Form of Change in Control Agreement dated May 11, 2002 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.18	*	Schedule to Form of Change in Control Agreement dated May 11, 2002 as referred to in Exhibit 10.17. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.19	*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.20	*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21	*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22	*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23	*	Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.24	*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.25	*	Schedule to Form of Indemnification Agreement, dated June 24, 2003, as referred to in Exhibit 10.24

31.1		Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002