Form 10-Q
period 2003-09-30
RYERSON TULL INC /DE/
filed 2003-11-14
CIK 790528

Third Quarter—2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,828,641 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of November 12, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
NET SALES	$551.4	$533.2	$1,641.9	$1,598.5

Cost of materials sold—excluding depreciation	443.6	423.7	1,312.4	1,269.5

GROSS PROFIT	107.8	109.5	329.5	329.0

OPERATING EXPENSES
Warehousing and delivery	56.8	56.5	169.5	170.9
Selling, general and administrative	45.0	48.7	137.0	141.5
Depreciation	6.3	6.5	17.8	19.7
Adjustment to the gain on sale of IEMC	—	—	—	8.5
Restructuring and plant closure costs	0.9	0.7	2.4	2.7
Gain on sale of assets	—	(10.9)	—	(10.9)

Total Operating Expenses	109.0	101.5	326.7	332.4

OPERATING PROFIT (LOSS)	(1.2)	8.0	2.8	(3.4)

Other revenue and expense, net	—	(0.5)	0.1	(1.7)
Shares received on demutualization of an insurance company	—	—	—	5.1
Interest and other expense on debt	(4.2)	(3.1)	(14.0)	(9.3)

INCOME (LOSS) BEFORE INCOME TAXES	(5.4)	4.4	(11.1)	(9.3)

PROVISION (BENEFIT) FOR INCOME TAXES	(2.2)	1.8	(4.5)	(2.6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3.2)	2.6	(6.6)	(6.7)

DISCONTINUED OPERATIONS—INLAND STEEL COMPANY
Gain (loss) on sale	—	—	—	(1.7)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3.2)	2.6	(6.6)	(8.4)
Cumulative effect of change in accounting principle, net of tax credit of $8.9	—	—	—	(82.2)

NET INCOME (LOSS)	$(3.2)	$2.6	$(6.6)	$(90.6)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
EARNINGS PER SHARE OF COMMON STOCK
Basic:
Income (loss) from continuing operations	$(0.13)	$0.10	$(0.27)	$(0.28)
Inland Steel Company—adjustment to gain on sale	—	—	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss)	$(0.13)	$0.10	$(0.27)	$(3.66)

Diluted:
Income (loss) from continuing operations	$(0.13)	$0.10	$(0.27)	$(0.28)
Inland Steel Company—adjustment to gain on sale	—	—	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss)	$(0.13)	$0.10	$(0.27)	$(3.66)

STATEMENT OF COMPREHENSIVE INCOME
NET INCOME (LOSS)	$(3.2)	$2.6	$(6.6)	$(90.6)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(0.5)	(0.8)	3.5	0.4

COMPREHENSIVE INCOME (LOSS)	$(3.7)	$1.8	$(3.1)	$(90.2)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(6.6)	$(90.6)

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	17.8	19.7
Deferred employee benefit cost	(49.9)	(2.0)
Deferred income taxes	(1.1)	14.1
Restructuring and plant closure costs, net	0.1	2.7
Loss from the sale of Inland Steel Company, net of tax	—	1.7
Shares received from demutualization of an insurance company	—	(5.1)
Cumulative effect of change in accounting principle, net of tax	—	82.2
Gain from sale of assets	—	(10.9)
Change in assets and liabilities:
Receivables	(48.3)	(46.6)
Inventories	22.7	(21.0)
Other assets and income tax receivable	(7.8)	2.9
Accounts payable	41.2	29.6
Accrued liabilities	(14.1)	3.5
Other deferred items	2.3	(0.2)

Net adjustments	(37.1)	70.6

Net cash used for operating activities	(43.7)	(20.0)

INVESTING ACTIVITIES
Capital expenditures	(8.9)	(6.8)
Investments in and advances to joint ventures, net	(3.4)	—
Unrestricted proceeds from sale of short-term investment	—	5.7
Proceeds from sales of assets	3.4	12.0

Net cash provided by (used for) investing activities	(8.9)	10.9

FINANCING ACTIVITIES
Proceeds from credit facility borrowings	205.0	—
Repayments of credit facility borrowings	(80.0)	—
Net short-term proceeds/(repayments) under credit facility	(43.0)	—
Net increase/(decrease) in book overdrafts	(20.5)	14.1
Dividends paid	(3.9)	(3.9)

Net cash provided by financing activities	57.6	10.2

Net increase in cash and cash equivalents	5.0	1.1
Cash and cash equivalents—beginning of year	12.6	20.5

Cash and cash equivalents—end of period	$17.6	$21.6

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$15.0	$10.7
Income taxes, net	(2.4)	(26.1)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet (Unaudited)

	Dollars in Millions
	September 30, 2003		December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$17.6		$12.6
Restricted cash		1.1		1.2
Receivables less provision for allowances, claims and doubtful accounts of $11.9 and $11.3, respectively		276.8		228.5
Inventories, net of LIFO reserve of $45.2 and $39.1, respectively		430.9		453.6
Income tax receivable		10.1		—

Total current assets		736.5		695.9

INVESTMENTS AND ADVANCES		10.7		7.1
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$589.6		$594.4
Less accumulated depreciation	367.6	222.0	361.4	233.0

DEFERRED INCOME TAXES		148.3		147.7
INTANGIBLE PENSION ASSET		7.4		7.4
OTHER ASSETS		8.1		10.4

Total Assets		$1,133.0		$1,101.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$132.9		$112.2
Accrued liabilities		63.8		78.2

Total current liabilities		196.7		190.4

LONG-TERM DEBT		302.4		220.4
DEFERRED EMPLOYEE BENEFITS AND OTHER		235.2		285.1

Total liabilities		734.3		695.9

COMMITMENTS & CONTINGENCIES		—		—
STOCKHOLDERS’ EQUITY (Schedule A)		398.7		405.6

Total Liabilities and Stockholders’ Equity		$1,133.0		$1,101.5

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 / FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 / EARNINGS PER SHARE

	Dollars and Shares in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic earnings (loss) per share
Income (loss) from continuing operations	$(3.2)	$2.6	$(6.6)	$(6.7)
Less preferred stock dividends	—	0.1	0.2	0.2

Income (loss) from operations available to common stockholders	(3.2)	2.5	(6.8)	(6.9)
Discontinued operations—Inland Steel Company—adjustment to the gain on sale	—	—	—	(1.7)
Cumulative effect of change in accounting principle	—	—	—	(82.2)

Net income (loss) available to common stockholders	$(3.2)	$2.5	$(6.8)	$(90.8)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$(0.13)	$0.10	$(0.27)	$(0.28)
Discontinued operations—Inland Steel Company —adjustment to the gain on sale	—	—	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss) per share	$(0.13)	$0.10	$(0.27)	$(3.66)

	Dollars and Shares in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Diluted earnings per share
Income (loss) from continuing operations available to common stockholders	$(3.2)	$2.5	$(6.8)	$(6.9)
Discontinued operations—Inland Steel Company—adjustment to the gain on sale	—	—	—	(1.7)
Cumulative effect of change in accounting principle	—	—	—	(82.2)

Net income (loss) available to common stockholders	$(3.2)	$2.5	$(6.8)	$(90.8)

Average shares of common stock outstanding	24.8	24.8	24.8	24.8
Dilutive effect of stock options	—	0.1	—	—

Shares outstanding for diluted earnings per share calculation	24.8	24.9	24.8	24.8

Diluted earnings (loss) per share
From continuing operations	$(0.13)	$0.10	$(0.27)	$(0.28)
Discontinued operations—Inland Steel Company —adjustment to the gain on sale	—	—	—	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(3.31)

Net income (loss)	$(0.13)	$0.10	$(0.27)	$(3.66)

Options to purchase 3,983,676 shares of common stock at prices ranging from $6.43 per share to $48.44 per share were outstanding during the third quarter and the first nine months of 2003, but were not included in the computation of diluted EPS because to do so would be antidilutive. In the first nine months of 2002, options to purchase 3,006,555 shares of common stock at prices ranging from $8.88 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

NOTE 3 / STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month and nine month periods ended September 30, 2003 and 2002, respectively (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income (loss)—as reported	$(3.2)	$2.6	$(6.6)	$(90.6)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.4	0.4	1.2	1.2

Net income (loss)—pro forma	$(3.6)	$2.2	$(7.8)	$(91.8)

Earnings per share—as reported	$(0.13)	$0.10	$(0.27)	$(3.66)

Earnings per share—pro forma	$(0.15)	$0.09	$(0.32)	$(3.71)

NOTE 4 / RESTRUCTURING CHARGES

2003

In the third quarter of 2003, the Company recorded a charge of $0.9 million as a result of consolidating plants in the East and Central Mountain regions and consolidating sales and administrative services in the Pacific Northwest. Included in the charge was severance for 53 employees. The restructuring actions associated with the $0.9 million charge will be completed by year-end 2003. In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed. The year-to-date charge of $2.4 million will be used for future cash outlays. During the third quarter of 2003, the Company utilized $0.3 million of the 2003 restructuring reserve for employee-related costs. The September 30, 2003 reserve balance of $2.1 million is related to employee and tenancy costs and will be paid through 2005.

2002

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consisted primarily of employee-related cash costs. Included in the charge was severance for 40 employees. The restructuring actions have been completed. During the first quarter of 2003, the Company utilized the remaining year-end 2002 reserve balance of $0.3 million.

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consists of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $1.2 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During the third quarter of 2003, the Company utilized $0.2 million of the restructuring reserve related to employee and tenancy costs.

Details of the restructuring charge are as follows:

(In millions)	Restructuring Charge	Utilized	Balance at September 30, 2003
Write-down of long-lived assets	$10.3	$10.3	$—
Employee costs	6.4	6.4	—
Tenancy costs and other	3.4	1.7	1.7

	$20.1	$18.4	$1.7

In preparation for the Company’s planned disposition of one of the properties in Chicago referenced above, the Company retained an environmental consultant to conduct Phase I and Phase II environmental studies. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the $2 million reserve established in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports.

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2002. During the third quarter of 2003, the Company utilized $0.2 million of the restructuring reserve. The September 30, 2003 reserve balance of $2.8 million is related to tenancy and other costs that will be paid through 2008.

NOTE 5 / COMMITMENTS AND CONTINGENCIES

ISC/ISPAT TRANSACTION

In 1998, Ryerson Tull, Inc. (together with its subsidiaries, the “Company”) sold its steel manufacturing segment (“ISC”) to Ispat International N.V. and certain of its affiliates (“Ispat”) pursuant to an agreement of sale and merger (the “ISC/Ispat Merger Agreement”). Pursuant to that agreement, the Company agreed to indemnify Ispat up to $90 million for losses incurred in connection with breaches of representations and warranties contained in the agreement and for expenditures and losses incurred relating to certain environmental liabilities. Ispat was required to make all such indemnification claims prior to March 31, 2000, other than claims related to tax matters, certain organizational matters and environmental matters. On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain of such claims, other than those related to environmental liabilities and certain property tax matters, for approximately $15 million, which applied against the $90 million indemnification cap. Ispat also notified the Company of certain environmental matters of which Ispat was aware and of certain environmental expenses that it had incurred or might incur. As of June 30, 2003, those notices for which Ispat had quantified all or some portion of the related costs amounted to approximately $20 million; however, a number of claims were not quantified. Ispat also notified the Company of certain property tax matters and other matters arising under ISC/Ispat Merger Agreement for which Ispat believed it was entitled to indemnification under that agreement.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Pension Plan”) was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of the Ispat Pension Plan and to secure Ispat Pension Plan unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan. In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “Letter of Credit”), on a year-to-year basis until December 20, 2006. On September 15, 2003, the letter of credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below.

In an agreement signed on September 15, 2003 (the “Settlement Agreement”), the Company and Ispat settled all present and future claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. The Settlement Agreement has the following key components:

•	On September 15, 2003, the Company contributed $21 million to the Ispat Pension Plan and Ispat released the Company from any remaining environmental and other indemnification obligations arising out of the ISC/Ispat transaction. The Company had previously established an accrual to cover this $21 million payment.

•	Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis.

•	Ispat agreed to reimburse the Company for all fees or expenses (including interest expenses) payable to the provider or other person participating in the Letter of Credit (or any extension or replacement thereof) incurred by the Company in connection with (i) the Letter of Credit, (ii) any extension or replacement of the Letter of Credit, or (iii) any PBGC draw on the Letter of Credit or on any extension or replacement of the Letter of Credit.

•	If Ispat or any of its affiliates or subsidiaries receives any environmental insurance proceeds as a result of a claim related to the Company’s environmental indemnification obligations under the ISC/Ispat Merger Agreement, Ispat has agreed to pay the Company one-third of such proceeds (minus reimbursement of Ispat’s attorneys’ or other fees and expenses incurred in connection with pursuing such claims), up to a maximum amount of $21 million.

•	Under the ISC/Ispat Merger Agreement, Ispat and the Company agreed to the sharing of any property tax refunds resulting from the appeal of certain real estate property tax assessments. Under the Settlement Agreement, Ispat agreed to pay to the Ispat Pension Plan an amount equal to the cash received or the face amount of any credit or non-cash refund which Ispat is entitled to and receives related to property tax refunds or credits arising out of the appeals of certain real estate property tax assessments. Any such payments will pro-rata reduce Ispat’s monthly contributions to its pension plan as required by the Settlement Agreement, which contributions will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis.

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company has a $5.5 million liability recorded related to this guaranty to the PBGC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company has agreements whereby the Company indemnifies its directors and certain officers for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that limits the exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2003.

NOTE 6 / RESTRICTED CASH

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in that quarter income of $0.6 million, its allocable share of the gain on sale. This item was included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants is required to be used for the benefit of plan participants and as such, was recorded as “restricted cash” in the balance sheet. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At September 30, 2003, these payments totaled $0.3 million.

NOTE 7 / RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. The Company has determined that a recently completed joint venture transaction does not require disclosure or consolidation as a result of adopting the provisions of FIN 46. The Company is evaluating under FIN 46 a pre-existing joint venture entity, Tata Ryerson. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial statements and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF Issue No. 00-21 in 2003 had no effect on the Company’s revenue recognition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Comparison of Third Quarter 2003 to Third Quarter 2002

For the third quarter of 2003, the Company reported a consolidated net loss of $3.2 million, or $0.13 per diluted share, as compared with net income of $2.6 million, or $0.10 per diluted share, in the year-ago quarter.

Included in the third quarter of 2003 results is a pretax charge of $0.9 million, $0.5 million after-tax or $0.02 per share, for future cash outlays associated with the consolidation of plants in the East and Central Mountain regions and the consolidation of sales and administrative services in the Pacific Northwest. The Company expects to realize future annual cost and cash flow savings of $4.9 million from these restructuring activities. Included in the third quarter 2002 results is a pretax gain on the sale of a facility in California of $10.9 million, $6.6 million after-tax or $0.27 share, and a $0.7 million pretax charge, $0.4 million after-tax or $0.02 per share, for future cash outlays to adjust the $19.4 million restructuring charge recorded in the fourth quarter of 2001.

Sales for the third quarter of 2003 increased 3 percent to $551.4 million from the same period a year ago. Average selling price increased 2 percent and volume increased 1 percent from the third quarter of 2002. Tons shipped in the third quarter of 2003 increased to 648,100 from 642,200 in the year-ago period.

Gross profit per ton of $166 in the third quarter of 2003 decreased from $171 per ton in the year-ago quarter. The decrease was due to a decline in gross margin percentage from 20.5 percent a year ago to 19.6 percent. The margin decline resulted from certain material cost increases that, due to competitive conditions in the marketplace, the Company was unable to fully pass along to customers.

Total operating expenses increased 6 percent on a per ton basis to $168 per ton in the third quarter of 2003 from $158 per ton a year ago. Warehousing and delivery expense was $88 per ton in the third quarter of 2003 and the third quarter of 2002. Selling, general and administrative expense improved to $69 per ton from $76 per ton a year ago as the year ago period included $3.2 million of expenses associated with the consolidation of two of the Company’s Chicago service centers. Depreciation expense was $10 per ton in the third quarter of 2003 and the third quarter of 2002. The year-ago period included the $10.9 million, or $17 per ton, gain on sale of the California facility, along with the $0.7 million, or $1 per ton restructuring charge. The third quarter 2003 operating expenses also included the $0.9 million, or $1 per ton, restructuring charge.

For the quarter, the Company reported an operating loss of $1.2 million, or $2 per ton, compared to an operating profit of $8.0 million, or $13 per ton, in the year ago period.

Results of Operations—Comparison of First Nine Months 2003 to First Nine Months 2002

For the first nine months of 2003, the Company reported a consolidated net loss of $6.6 million, or $0.27 per diluted share, as compared with a net loss of $90.6 million, or $3.66 per diluted share, in the year-ago period.

Included in the 2002 results is an after-tax charge of $82.2 million, or $3.31 per share, from the Company’s adoption of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 requires an annual assessment of goodwill impairment by applying a fair-value-based test. As a result of this assessment, the Company wrote off the entire goodwill amount as of January 1, 2002 as a cumulative effect of change in accounting principle. Also included in the 2002 results is an after-tax charge of $1.7 million, or $0.07 per share, for environmental indemnification claims made by Ispat Inland, Inc. in connection with the Company’s sale of the Inland Steel Company. The Company had a loss from continuing operations of $0.28 per share in the first nine months of 2002.

Sales of $1.6 billion increased 3 percent from the first nine months of 2002 due to a 7 percent increase in average selling price offset by a 4 percent decline in volume.

Gross profit per ton of $172 in the first nine months increased 5 percent from $164 per ton in the year-ago period due to the 7 percent increase in average selling price. However, gross margin percentage declined to 20.1 percent from 20.6 percent in the year-ago period as the Company was unable to fully pass along certain material cost increases to customers due to competitive conditions in the marketplace.

Total operating expenses increased 2 percent on a per ton basis to $170 in the first nine months of 2003 from $166 a year ago. Warehousing and delivery expense increased to $88 per ton in the first nine months of 2003 from $85 per ton in the year-ago period primarily due to the decline in volume as well as increased workers compensation costs resulting from higher anticipated settlement costs and higher property taxes resulting from higher assessments. Selling, general and administrative expense increased slightly to $72 per ton from $71 per ton a year ago. Depreciation expense was $9 per ton in the first nine months of 2003 and $10 per ton in the year-ago period. Also included in the 2003 operating expense is a $2.4 million charge, or $1 per ton, for restructuring and plant closure costs The Company expects to realize future annual cost and cash flow savings of $5.8 million from these restructuring activities. Included in the 2002 operating expenses are a pretax gain of $10.9 million, or $5 per ton, on the sale of a California facility and pretax charges of $8.5 million, or $4 per ton, for the settlement of litigation relating to the sale of Inland Engineered Materials Corporation (“IEMC”) and $2.7 million, or $1 per ton, for restructuring and plant closure costs.

For the first nine months of 2003, the Company reported an operating profit of $2.8 million, or $2 per ton, compared to an operating loss of $3.4 million, or $2 per ton, in the year-ago period.

Liquidity and Financing

The Company had cash and cash equivalents at September 30, 2003 of $17.6 million, compared to $12.6 million at December 31, 2002. At September 30, 2003, the Company had $202 million outstanding funded borrowing under its revolving credit agreement, $47 million of letters of credit issued under the credit facility and $105 million available under the $450 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $399 million at September 30, 2003. Additionally, as of that date, $45 million of this credit facility was subject to availability blocks and was not immediately available for borrowing; $15 million will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. Letters of credit issued under the facility reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable.

Proceeds from credit facility borrowings and repayments of credit facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds/(repayments) under the credit facility represent borrowings under the Company’s revolving credit facility with original maturities less than three months. The combined effect of all the above resulted in an increase in borrowings under the revolving credit facility of $82.0 million during the first nine months of 2003. As a result Long-term Debt in the Consolidated Balance Sheet increased from $220.4 million at December 31, 2002 to $302.4 million at September 30, 2003.

The following table presents contractual obligations at December 31, 2002. With the exception of obligations under the revolving credit agreement discussed above, there has been no significant change to the contractual obligations listed below during the nine month period ended September 30, 2003.

	Payments Due by Period December 31, 2002 (Dollars in Millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Note	$100			$100
Revolving Credit Agreement	$120			$120
Operating Leases	$57	$14	$20	$11	$12

Total	$277	$14	$20	$231	$12

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company is limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of September 30, 2003, the Company was not subject to the most restrictive limitations. Beginning on March 31, 2005, the availability block discussed above will increase each quarter through the maturity of the Company’s 9 1/8%

133

Notes in July 2006 to set aside funds under this facility to repay the Notes. The Company believes that cash flow from operations and proceeds from new debt financings will provide sufficient funds to meet the Company’s contractual obligations.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company. The revolving credit agreement also includes cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at September 30, 2003.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Pension Plan”) was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of the Ispat Pension Plan and to secure Ispat Pension Plan unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan. In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “Letter of Credit”), on a year-to-year basis until December 20, 2006. On September 15, 2003, the letter of credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below under the heading “ISC/Ispat Transaction.”

At September 30, 2003, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends, although to a lesser extent than the credit facility described above. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the revolving credit facility covenants and indenture covenants at September 30, 2003.

At year end 2002, pension liabilities exceeded trust assets by $134 million. The Company does not have any ERISA-required pension plan contributions for 2003, but the Company made a voluntary contribution of $55.8 million in the third quarter of 2003 to improve the plan’s funded status. The Company anticipates that it will not have any ERISA-required pension contribution funding in 2004 but could have future sizable pension contribution requirements. Future contribution requirements depend on the investment returns on plan assets and the impact on pension liabilities due to discount rates. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2004.

Capital Expenditures

In the second quarter 2003, the Company increased its 2003 plan for capital expenditures, excluding acquisitions, to a range of $10 million to $25 million to facilitate metal processing and systems capability upgrades. The Company intends to standardize and simplify its business processes, and streamline its operating and financial systems and controls, by upgrading its system capability through consolidating its four information technology operating platforms onto one integrated platform. Following extensive research into various software and hardware options over the past two years, the Company entered into a licensing agreement with SAP America, Inc. in the third quarter of 2003. The agreement allows the Company to use SAP’s proprietary software. The Company also entered a consulting agreement with Perot Systems Solutions Consulting to provide assistance in implementing the SAP system, and acquired new hardware associated with this project. To minimize risks, the Company has dedicated substantial resources to this project and will test and implement the system in a phased process, maintaining a multiple system environment until full implementation is accomplished. The implementation plan calls for a three-year phased rollout commencing in late 2004 and is anticipated to incur capital expenditures and implementation expense totaling approximately $30 million through 2006 for hardware, licensing, consulting and training costs.

Mexican Joint Venture

In the third quarter of 2003, the Company and G. Collado S.A. de C. V. formed Collado Ryerson, a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest.

ISC/Ispat Transaction

In 1998, Ryerson Tull, Inc. (together with its subsidiaries, the “Company”) sold its steel manufacturing segment (“ISC”) to Ispat International N.V. and certain of its affiliates (“Ispat”) pursuant to an agreement of sale and merger (the “ISC/Ispat Merger Agreement”). Pursuant to that agreement, the Company agreed to indemnify Ispat up to $90 million for losses incurred in connection with breaches of representations and warranties contained in the agreement and for expenditures and losses incurred relating to certain environmental liabilities. Ispat was required to make all such indemnification claims prior to March 31, 2000, other than claims related to tax matters, certain organizational matters and environmental matters. On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain of such claims, other than those related to environmental liabilities and certain property tax matters, for approximately $15 million, which applied against the $90 million indemnification cap. Ispat also notified the Company of certain environmental matters of which Ispat was aware and of certain environmental expenses that it had incurred or might incur. As of June 30, 2003, those notices for which Ispat had quantified all or some portion of the related costs amounted to approximately $20 million; however, a number of claims were not quantified. Ispat also notified the Company of certain property tax matters and other matters arising under ISC/Ispat Merger Agreement for which Ispat believed it was entitled to indemnification under that agreement.

In an agreement signed on September 15, 2003 (the “Settlement Agreement”), the Company and Ispat settled all present and future claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. The Settlement Agreement has the following key components:

•	On September 15, 2003, the Company contributed $21 million to the Ispat Pension Plan and Ispat released the Company from any remaining environmental and other indemnification obligations arising out of the ISC/Ispat transaction. The Company had previously established an accrual to cover this $21 million payment.

•	Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis.

•	Ispat agreed to reimburse the Company for all fees or expenses (including interest expenses) payable to the provider or other person participating in the Letter of Credit (or any extension or replacement thereof) incurred by the Company in connection with (i) the Letter of Credit, (ii) any extension or replacement of the Letter of Credit, or (iii) any PBGC draw on the Letter of Credit or on any extension or replacement of the Letter of Credit.

•	If Ispat or any of its affiliates or subsidiaries receives any environmental insurance proceeds as a result of a claim related to the Company’s environmental indemnification obligations under the ISC/Ispat Merger Agreement, Ispat has agreed to pay the Company one-third of such proceeds (minus reimbursement of Ispat’s attorneys’ or other fees and expenses incurred in connection with pursuing such claims), up to a maximum amount of $21 million.

•	Under the ISC/Ispat Merger Agreement, Ispat and the Company agreed to the sharing of any property tax refunds resulting from the appeal of certain real estate property tax assessments. Under the Settlement Agreement, Ispat agreed to pay to the Ispat Pension Plan an amount equal to the cash received or the face amount of any credit or non-cash refund which Ispat is entitled to and receives related to property tax refunds or credits arising out of the appeals of certain real estate property tax assessments. Any such payments will pro-rata reduce Ispat’s monthly contributions to its pension plan as required by the Settlement Agreement, which contributions will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company has a $5.5 million liability recorded related to this guaranty to the PBGC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after December 15, 2003 for VIEs created before February 1, 2003. The Company has determined that a recently completed joint venture transaction does not require disclosure or consolidation as a result of adopting the provisions of FIN 46. The Company is evaluating under FIN 46 a pre-existing joint venture entity, Tata Ryerson. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial statements and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF Issue No. 00-21 in 2003 had no effect on the Company’s revenue recognition.

Outlook

As disclosed in the Company’s Form 10-K for the year ended December 31, 2002, deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality.

The Company annually prepares its business plan and strategic plan in the fourth quarter of the year. The projections resulting from the strategic plan serve as the basis to determine whether additional valuation allowance against the deferred tax assets is required. During the year, the Company monitors the projections for any significant changes from the long-term outlook. Depending on the result of the business plan and strategic plan process, the Company may need to provide for an additional valuation allowance against the deferred tax assets in the fourth quarter of 2003.

The Company is evaluating additional cost-cutting actions that, if taken, could result in a restructuring charge of $3 million to $7 million in the fourth quarter 2003.

Item 4. Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 5. Other Business

Proposals of stockholders which are intended to be included in our proxy statement for the 2004 Annual Meeting pursuant to SEC Rule 14a-8 must be received by us by no later than November 5, 2003, and must otherwise comply with that rule to be included in the Company’s proxy materials for that meeting.

A stockholder that intends to present business at the 2004 Annual Meeting other than pursuant to Rule 14a-8 must comply with the requirements set forth in our By-Laws. Among other things, to bring business before an annual meeting, a stockholder must give written notice thereof, complying with the By-Laws, to the Secretary of the Company not less than 90 days and not more than 120 days in advance of the day corresponding to the date of mailing the proxy materials for the prior year’s annual meeting of stockholders. Therefore, because we anticipate mailing our proxy statement on March 5, 2003, we must receive notice of a stockholder proposal submitted other than pursuant to Rule 14a-8 by no sooner than November 5, 2003, and by no later than December 5, 2003.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K.

On September 17, 2003, the Company filed a Current Report on Form 8-K announcing that it has settled all claims between it and Ispat Inland Steel Company and Ispat International, N.V., related to the $90 million aggregate limit for environmental and other indemnification claims from its 1998 sale of Inland Steel Company.

On October 24, 2003, the Company filed a Current Report on Form 8-K announcing its results of operations for the third quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.
By:	/S/ LILY L. MAY Lily L. May Vice President, Controller and Chief Accounting Officer

Date: November 14, 2003

Part I—Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY

	Dollars in Millions
	September 30, 2003		December 31, 2002
	(unaudited)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value)
—80,010 shares issued and outstanding as of September 30, 2003 and December 31, 2002		$0.1		$0.1
Common stock ($1 par value)
—50,556,350 shares issued as of September 30, 2003 and December 31, 2002		50.6		50.6
Capital in excess of par value		861.2		861.7

Retained earnings
Balance beginning of year	$339.9		$441.4
Net income (loss)	(6.6)		(96.3)
Dividends
Series A preferred stock—
$1.80 per share in 2003 and
$2.40 per share in 2002	(0.2)		(0.2)
Common Stock—
$.15 per share in 2003 and
$.20 per share in 2002	(3.7)	329.4	(5.0)	339.9

Restricted stock awards		(0.1)		(0.2)
Treasury stock, at cost
—25,727,918 as of September 30, 2003 and 25,741,662 as of December 31, 2002		(752.0)		(752.5)
Accumulated other comprehensive income		(90.5)		(94.0)

Total Stockholders’ Equity		$398.7		$405.6

EXHIBIT INDEX

Exhibit Number		Description

3.1		Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2		By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein).

4.1		Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)

4.2		Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)

4.3		Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between Ryerson Tull and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)

4.4		Appointment and Assumption Agreement, dated as of December 2, 2002, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

4.5		Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.6		First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.7		Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.) [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1	*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2	*	Ryerson Tull 2002 Incentive Stock Plan (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 22, 2002 that was furnished to stockholders in connection with the annual meeting held May 8, 2002, and incorporated by reference herein.)

10.3	*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4	*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5	*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6	*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7	*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to Company’s Annual Report on Form
10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.9*	Outside Directors Accident Insurance Policy, with endorsement (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form
10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors Compensation Plan, as amended (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.11 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Form of Change in Control Agreement dated March 11, 2002 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Schedule to Form of Change in Control Agreement dated March 11, 2002 as referred to in Exhibit 10.15. (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No.
1-9117), and incorporated by reference herein.)

10.17*	Form of Change in Control Agreement dated May 11, 2002 between the Company and the parties listed on the schedule thereto. (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Schedule to Form of Change in Control Agreement dated May 11, 2002 as referred to in Exhibit 10.17. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Employment Agreement dated as of May 29, 2000 between the Company and Thomas S. Cygan. (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.25	*	Schedule to Form of Indemnification Agreement, dated June 24, 2003, as referred to in Exhibit 10.24 (Filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

31.1		Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.