Form 10-Q/A
period 2003-09-30
RYERSON TULL INC /DE/
filed 2004-01-26
CIK 790528

Third Quarter—2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

By:	/S/ LILY L. MAY Lily L. May Vice President, Controller and Chief Accounting Officer

Date: January 26, 2004

Exhibit Number	Description

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.