Form 10-K
period 2003-12-31
RYERSON TULL INC /DE/
filed 2004-02-27
CIK 790528

2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $324,666,057.68 as of February 20, 2004.(1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐ .

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 20, 2004 was 24,857,871.

(1)	Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on April 21, 2004.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Operations and Financial Condition.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology and e-commerce; new or modified statutory or regulatory requirements; sales volumes; pricing pressures; cost of purchased materials; ability to maintain market share; inventory management; market competition; the company’s mix of products and services; reliance on large customers; implementation, cost and financial risks associated with increasing use of multi-year contracts; the Company’s ability to lower costs and expenses; industry and customer consolidation; customer and supplier insolvencies; labor relations; the outcome of pending and future litigation and claims; continued availability of financing and financial resources required to support the Company’s future business and other factors. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

Operations

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson and Tull; in Canada through Ryerson Tull Canada, Inc., formerly known as Washington Specialty Metals, Inc.; in Mexico through Collado Ryerson, S.A. de C.V. a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India; and is organized into four business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 2003 sales of $2.2 billion. The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

Industry Overview

Primary steel producers typically sell steel in the form of standard-sized coils, sheets, plates, structurals, bars and tubes, and generally sell in large volumes with long lead times for production and delivery. Other primary metals producers, such as producers of stainless steel and aluminum, also typically sell their products in large volumes with long lead times for production and delivery. However, many customers seek to purchase metals with customized specifications, including value-added processing, in smaller volumes, on shorter lead times and with more reliable delivery than primary metals producers are able to provide. Metals service centers act as intermediaries between primary metals producers and customers by purchasing metals in a variety of shapes and sizes from primary metals producers in large volumes, allowing metals service centers to take advantage of producer economies of scale resulting in lower costs of materials purchased, and engaging in a variety of distribution and value-added processing operations to meet the demands of specific customers. Because metals service centers purchase metals from a number of primary producers, they can maintain a consistent supply of various types of metal used by their customers. By purchasing products from metals service centers, customers may be able to lower their inventory levels, decrease the time between the placement of an order and receipt of materials and reduce internal expenses, thereby lowering their total cost of raw or semi-finished materials.

The metals service center industry is cyclical, impacted both by market demand and metals supply. Periods of strong and weak market demand principally are due to the cyclical nature of the industries in which the largest consumers of metals operate. Any significant slowdown in one or more of those industries could have a material adverse effect on the demand for metals, resulting in lower prices for metals and reduced profitability for metals service centers, including the Company. Metals prices and metals service center profitability generally improve as metal-consuming industries recover from economic downturns. However, excess supply of metals can, even in periods of strong demand, result in lower prices for metals and adversely impact profitability.

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

The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company’s competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 to remain competitive. Demand also was impacted by a cyclical downturn in the U.S. economy, impacting the Company’s business through decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003. Since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products. Since the beginning of 2004, metals producers have imposed material surcharges and have indicated impending material shortages may occur.

Products and Services

The Company carries a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows the Company’s percentage of sales revenue by major product lines for 2003, 2002 and 2001:

	Percentage of Sales Revenues
Product Line	2003	2002	2001
Carbon flat rolled	37%	34%	35%
Stainless and aluminum	34	33	30
Fabrication and carbon plate	13	15	16
Bars, tubing and structurals	13	14	15
Other	3	4	4

Total	100%	100%	100%

More than one-half of the materials sold by the Company are processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called “scale,” from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; and leveling, which is flattening metals and cutting them to exact lengths. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company’s operations or constitute a significant part of its operating costs.

The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers.

As part of securing customer orders, the Company also provides technical services to its customers to assure the most cost effective material application while maintaining or improving the customers’ product quality.

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

Customer Base

The Company’s customer base is diverse, numbering over 30,000. No customer accounted for more than 10 percent of Company sales in 2003, and the top ten customers accounted for approximately 21 percent of its sales in 2003. The Company’s customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company’s percentage of sales revenue by class of customers for 2003, 2002 and 2001:

	Percentage of Sales Revenues
Class of Customer	2003	2002	2001
Machinery manufacturers	30%	32%	30%
Fabricated metal products producers	24	26	25
Electrical machinery producers	21	16	14
Transportation equipment producers	9	9	10
Construction-related purchasers	5	4	4
Wholesale distributors	3	3	4
Metals mills and foundries	2	2	2
Other	6	8	11

Total	100%	100%	100%

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

Suppliers

In 2003, the Company purchased approximately 2.7 million tons of materials from many suppliers, including mills located throughout the world. The Company’s top 25 suppliers accounted for 74 percent of 2003 purchase dollars. The only supplier that accounted for 10 percent or more of the 2003 purchase dollars was Ispat Inland Inc. (“Ispat”), which accounted for approximately 14 percent of purchase dollars.

The Company purchases the majority of its inventories at prevailing market rates from key suppliers with which it has established relationships in order to obtain improvements in price, quality, delivery and service. In order to minimize its financial exposure, the Company generally matches its long-term fixed-price sales contracts for specific customers with long-term fixed-price supply contracts. However, because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, the Company may not be able to pass its increased material costs fully to customers. These factors could also lead to disruptions in the Company’s ability to meet its material requirements. However, because the Company uses many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products, the Company is generally able to meet its materials requirements. The Company believes it has good relationships with most of its suppliers.

Sales and Marketing

Each of the Company’s business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company’s products. The Company’s office and field sales staffs, which together consist of approximately 627 employees, include technical and metallurgical personnel. In addition, its corporate marketing department develops advertising materials and coordinates national product-specific promotions targeting industries serviced by the Company.

Capital Expenditures

In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2003, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $30.8 million.

	Dollars in Millions
	Additions	Retirements or Sales	Net Capital Additions
2003	$19.4	$22.8	$(3.4)
2002	10.5	12.9	(2.4)
2001	13.4	11.5	1.9
2000	34.7	11.5	23.2
1999	31.6	20.1	11.5

The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $25 million to $40 million for 2004, which it expects will be funded from cash generated by operations.

Employees

As of December 31, 2003, the Company employed approximately 3,400 persons, of which approximately 1,600 were office employees and approximately 1,800 were plant employees. 55 percent of the plant employees were members of various unions, including the United Steelworkers and the Teamsters. The Company’s relationship with the various unions generally has been good and over the last five years there have been no work stoppages. During 2004, contracts covering approximately 65 employees at four facilities will expire. The agreement covering approximately 220 employees with the United Steelworkers was renewed on July 31, 2003. Agreements with the Teamsters will expire on various dates during the period April 30, 2004 through April 30, 2006. While management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts, no assurances can be given that labor disruptions will not occur or that any of these contracts will be extended prior to their expiration.

Environmental, Health and Safety Matters

The Company’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company’s management believes that the Company’s operations are presently in substantial compliance with all such laws and does not currently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company retained an environmental consultant to conduct Phase I and Phase II environmental studies for one property that the Company intends to dispose of in connection with consolidating its Chicago operations. Based on the consultant’s reports on environmental contaminants at the site, the Company believes that the reserve established as part of the restructuring charge in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports. The Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On January 14, 2003, the United States Environmental Protection Agency (“USEPA”) advised Ryerson and various other unrelated parties that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures is approximately $800,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson has entered into an Administrative Order with approximately 40 potentially responsible parties and the USEPA to perform cleanup at the site and reimburse certain response costs. Ryerson does not expect its potential liability to materially affect its or the Company’s results of operations, financial condition or cash flows.

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

Corporate Restructuring

In 2003, the Company recorded restructuring charges associated with the closure of facilities across the United States and consolidating sales and administrative services. The charges consist primarily of employee-related costs, including severance for 128 employees. The 2003 restructuring actions will be completed by mid-2004.

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

Foreign Operations

Ryerson Tull Canada

Ryerson Tull Canada, Inc., a wholly-owned, indirect Canadian subsidiary of the Company, is a metals service center and processor with facilities in Vaudreuil (QC) and Brampton (ON), Canada.

Ryerson Tull Mexico

Ryerson Tull Mexico, S.A. de C.V., a wholly-owned, indirect Mexican subsidiary of the Company, owns a general line metals processing and service center in Guadalajara, Mexico and leases such facility to Grupo Collado, S.A. de C.V. In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Collado Ryerson, a joint venture that will enable the Company to expand service capability in Mexico. The Company, through Ryerson Tull Mexico, owns a 49 percent equity interest in the joint venture

Ryerson International

In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to hold the Company’s non-North American international operations, and it organized Ryerson International Trading, Inc. (formerly Inland International Trading, Inc.) to sell products and services of the Company and its affiliates and purchase materials for them abroad.

Tata Ryerson Limited

The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad and Chennai, India. The impact of Tata Ryerson’s operations on the Company’s results of operations has not been material in any year held since inception.

Available Information

The Company makes its periodic and current reports available, free of charge, on its Website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Website address is www.ryersontull.com.

ITEM 2.    PROPERTIES.

As of January 1, 2004, the Company’s facilities were:

Joseph T. Ryerson & Son, Inc.

Ryerson owns its regional business unit headquarters offices in Chicago (IL) and Vernon (CA) and leases office space in Westmont (IL). Ryerson North’s service centers are at Bettendorf (IA), Buffalo (NY), Chattanooga (TN), Chicago (IL) (two facilities), Cincinnati (OH), Cleveland (OH), Dallas (TX), Des Moines (IA), Devens (MA), Fairless Hills (PA), Indianapolis (IN), Kansas City (MO), Lansing (MI), Milwaukee (WI), Philadelphia (PA), Pittsburgh (PA), Plymouth (MN), Pounding Mill (VA) and St. Louis (MO) with office space at Long Island City (NY). Ryerson West’s service centers are at Commerce City (CO), Phoenix (AZ), Portland (OR), Renton (WA), Spokane (WA), Stockton (CA) and Vernon (CA). Ryerson owns former operating facilities at Chicago (IL) and Portland, (OR). Ryerson Tull Coil Processing Division’s facilities are located in Chicago (IL), Knoxville (TN), Marshalltown (IA) and Plymouth (MN) with office space in Hamilton (OH).

All of Ryerson’s operating facilities are held in fee with the exception of the facilities at Bettendorf (IA) (long-term lease), one Chicago (IL) facility (short-term lease), Fairless Hills (PA) (long-term lease), Hamilton (OH) (long-term lease), Lansing (MI) (long-term lease), Knoxville (TN) (long-term lease), Plymouth (MN) (short-term lease), Portland (OR) (long-term lease) a portion of the property at St. Louis (MO) (short-term lease), Stockton (CA) (long-term lease) and offices at Long Island City (NY) (long-term lease). Ryerson has leases for the former operating facilities at Easton (PA) (short-term lease) and Wheeling (IL) (short-term lease) with a lease on former office spaces at New Hope (MN) (long-term lease). Ryerson’s properties are adequate to serve its present and anticipated needs.

J. M. Tull Metals Company, Inc.

Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Charleston (SC), Duluth (GA), Fort Smith (AR) (2 facilities), Greensboro (NC), Greenville (SC), Greenwood (MS), Hickman (AR), Jackson (MS), Jacksonville (FL), Little Rock (AR), Miami (FL), New Orleans (LA), Oklahoma City (OK), Pikeville (NC), Pinellas Park (FL), Richmond (VA), Shreveport (LA), Tampa (FL), Tulsa (OK), West Memphis (AR), Youngsville (NC) and Norcross (GA), where its headquarters is located. All of Tull’s operating facilities are held in fee, with the exception of the facilities at Charleston (SC) (long-term lease), Charlotte (NC) (long-term lease), one at Fort Smith (AR) (long-term lease), Greenwood (MS) (long-term lease), Hickman (AR) (long-term lease), Pikeville (NC) (long-term lease), Pinellas Park (FL) (long-term lease), and Youngsville (NC) (short-term lease). Tull has a lease for the former operating facility at Lawrenceville (GA) (long-term lease). Tull’s properties are adequate to serve its present and anticipated needs.

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

Ryerson Tull Mexico

Ryerson Tull Mexico, S.A. de C.V., owns a general line metals processing and service center in Guadalajara, Mexico and leases such facility to Grupo Collado, S.A. de C.V.

Collado Ryerson S.A. de C.V., a joint venture in which the Company owns a 49 percent interest, owns one operating facility in Matamoros, Tamaulipas, Mexico. Collado Ryerson’s property is adequate to serve its present and anticipated needs.

Tata Ryerson Limited

Tata Ryerson Limited, a joint venture company in which the Company owns a 50 percent interest, has six metals service centers in India, at Jamshedpur, Pune, Bara, Howrah, Faridabad and Chennai. Tata Ryerson’s properties are adequate to serve its present and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, the Company is named as a defendant in legal actions incidental to our ordinary course of business. We do not believe that the resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued us and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc. and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages in excess of $75,000, with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit and has answered the complaint denying all claims and allegations. The parties are currently conducting discovery, with the commencement of trial set for June 2004.

On January 14, 2003, the United States Environmental Protection Agency (“USEPA”) advised Ryerson and various other unrelated parties that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures is approximately $800,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson has entered into an Administrative Order with approximately 40 potentially responsible parties and the USEPA to perform cleanup at the site and reimburse certain response costs. Ryerson does not expect its potential liability to materially affect its or the Company’s results of operations, financial condition or cash flows.

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

Set forth below are the executive officers of Ryerson Tull as of February 25, 2004, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below. References to Pre-merger Ryerson Tull refer to a subsidiary wholly owned by the Company and merged into the Company in 1999. References to Inland refer to Inland Steel Industries, Inc., the former name of the Company.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
Neil S. Novich, 49 Chairman, President and Chief Executive Officer	Mr. Novich has been Chairman, President and Chief Executive Officer and a director of Ryerson Tull since February 1999. He served as President, Chief Executive Officer, Chief Operating Officer and a director of Pre-merger Ryerson Tull from June 1994 to February 1999. He was a Senior Vice President of Inland from January 1995 to May 1996. Prior to joining Inland, he led the Distribution and Logistics Practice at Bain & Company, an international management consulting firm. Mr. Novich is also a director of W.W. Grainger, Inc.

Jay M. Gratz, 51 Executive Vice President, Chief Financial Officer and President—RTCP	Mr. Gratz has been Executive Vice President and Chief Financial Officer of Ryerson Tull since February 1999 and President of Ryerson Tull Coil Processing Division since November 2001. He was Vice President of Pre-merger Ryerson Tull from September 1994 to February 1999 and was Chief Financial Officer of Pre-merger Ryerson Tull from April 1996 to February 1999. He was Vice President and Chief Financial Officer of Inland from May 1996 to December 1998.

Gary J. Niederpruem, 52 Executive Vice President	Mr. Niederpruem has been Executive Vice President of Ryerson Tull since February 1999. He was President of Ryerson Central, a unit of Ryerson Tull, from April 1998 until February 1999. He was President of Ryerson East, a unit of Ryerson Tull, from January 1993 to March 1998.

James M. Delaney, 46 President—Customer Solutions Team, Chief Customer Officer and Chief Procurement Officer	Mr. Delaney has been President, Customer Solutions Team and Chief Customer Officer since June 2000 and Chief Procurement Officer since July 2001. He was President of Ryerson Central, a unit of Ryerson Tull, from February 1999 to June 2000. He was Vice President and General Manager of Ryerson Central from April 1997 until January 1999. He was Vice President and General Manager of Ryerson East, a unit of Ryerson Tull, from January 1993 until April 1997.

Robert M. Lampi, 47 President—Ryerson Tull West	Mr. Lampi has been President—Ryerson Tull West, a unit of Ryerson Tull, since June 2000. He was Vice President and General Manager of Ryerson West from November 1998 to May 2000. He was Marketing General Manager of Ryerson West from November 1997 to October 1998. He served as General Manager of Ryerson West’s Salt Lake City location from February 1993 to October 1997.

Stephen E. Makarewicz, 58 President—Ryerson Tull South	Mr. Makarewicz has been President, Ryerson Tull South, a unit of Ryerson Tull, since June 2000 and President, Chief Executive Officer and Chief Operating Officer of Tull since October 1994.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years

William Korda, 56 Vice President— Human Resources	Mr. Korda has been Vice President—Human Resources of Ryerson Tull since February 1999. He served as Vice President—Human Resources of Pre-merger Ryerson Tull from October 1993 to February 1999.

Joyce E. Mims, 61 Vice President and General Counsel	Ms. Mims has been Vice President and General Counsel of Ryerson Tull since January 2001. She was Vice President, General Counsel and Secretary of Ryerson Tull from June 1999 until January 2001 and Senior Vice President and General Counsel of Ancilla Systems Incorporated, a multi-hospital health care system, from 1995 through 1997.

Darell R. Zerbe, 61 Vice President— Information Technology	Mr. Zerbe has been Vice President—Information Technology and Chief Information Officer of Ryerson Tull since February 1999. He served as Vice President—Information Technology and Chief Information Officer of Pre-merger Ryerson Tull from February 1996 to February 1999.

Terence R. Rogers, 44 Vice President— Finance and Treasurer	Mr. Rogers has been Vice President—Finance since September 2001 and Treasurer since February 1999. He was Chief Procurement Officer from April 2000 to July 2001. He served as Treasurer of Pre-merger Ryerson Tull from September 1998 to February 1999 and as Director—Pension & Risk Management of Inland from December 1994 to September 1998.

Lily L May, 54 Vice President, Controller and Chief Accounting Officer	Ms. May has been Vice President of Ryerson Tull since January 2003 and Controller since February 1999. She was Controller of Pre-merger Ryerson Tull from May 1996 to February 1999. She was Vice President—Finance and Purchasing and Controller of Inland Steel Company from January 1995 through May 1996.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of Ryerson Tull is listed and traded on the New York Stock Exchange. As of February 20, 2004, the number of holders of record of Common Stock of Ryerson Tull was 9,557.

The Company’s Common Stock trades on the New York Stock Exchange. The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on the Common Stock for the period January 1, 2002 through December 31, 2003.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER (UNAUDITED)

(Dollars in millions, except per share data)

	Net Sales	Gross Profit	Income (Loss) From Continuing Operations Before Taxes	Net Income (Loss)		Per Common Share							Dividend Paid
						Net Income (Loss)				Market Price
						Basic		Diluted		High	Low	Close
2003
First Quarter	$548.1	$109.5	$1.0	$0.6		$0.02		$0.02		$7.04	$5.50	$6.25	$0.05
Second Quarter	542.4	103.7	(6.8)	(4.1)		(0.17)		(0.17)		9.26	6.24	8.78	0.05
Third Quarter	551.4	103.0	(5.4)	(3.2)		(0.13)		(0.13)		9.94	7.45	7.80	0.05
Fourth Quarter	547.5	106.5	(4.9)	(7.4	)(1)	(0.30	)(1)	(0.30	)(1)	11.58	7.81	11.45	0.05

Year	$2,189.4	$422.7	$(16.1)	$(14.1)		$(0.58)		$(0.58)		$11.58	$5.50	$11.45	$0.20

2002
First Quarter	$516.9	$101.5	$(0.7)	$(83.2	)(2)	$(3.36	)(2)	$(3.36	)(2)	$12.49	$10.50	$10.95	$0.05
Second Quarter	548.4	108.5	(13.0)	(10.0)		(0.41)		(0.41)		11.76	9.30	11.63	0.05
Third Quarter	533.2	104.8	4.4	2.6		0.10		0.10		11.65	6.36	6.43	0.05
Fourth Quarter	498.0	95.8	(10.4)	(5.7)		(0.23)		(0.23)		7.32	5.60	6.10	0.05

Year	$2,096.5	$410.6	$(19.7)	$(96.3)		$(3.89	)(3)	$(3.89	)(3)	$12.49	$5.60	$6.10	$0.20

(1)	In the fourth quarter of 2003, the Company recorded a valuation allowance for certain state tax assets of $4.3 million, or $0.17 per share.
(2)	The first quarter of 2002 includes a charge for the cumulative effect of an accounting change of $91.1 million, $82.2 million after-tax, or $3.31 per share.
(3)	Amounts for the quarters do not total to the amount reported for the year due to differences in the average numbers of shares outstanding.

Restrictions in the Company’s financing that limit the Company’s ability to pay dividends are described in Item 7 “Management’s Discussion and Analysis of Financial Condition” at page 13.

ITEM 6.    SELECTED FINANCIAL DATA.

The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Ryerson Tull, Inc. and Subsidiaries and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.” The historical consolidated financial information for the fiscal years 1999 through 2003 reflects the historical financial statements of the Company.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND

OPERATING RESULTS—CONTINUING OPERATIONS

(Dollars in millions, except per share and per ton data)

	2003		2002		2001		2000		1999
Summary of Earnings
Net sales	$2,189.4		$2,096.5		$2,243.5		$2,862.4		$2,763.5
Gross profit	422.7		410.6		402.4		549.7		610.2
Operating profit (loss)	2.6	(1)	(8.8	)(2)	(74.6	)(4)	(4.1	)(5)	97.1	(6)
Income (loss) before income taxes, minority interest, and discontinued operations	(16.1	)(1)	(19.7	)(3)	(99.8	)(4)	(33.5	)(5)	73.9	(6)
Income (loss) from continuing operations	(14.1	)(1)	(12.4	)(3)	(60.2	)(4)	(25.1	)(5)	38.4	(6)
Earnings (loss) per share—basic	(0.58)		(3.89)		(2.44)		(1.03)		1.56
Earnings (loss) per share—diluted	(0.58)		(3.89)		(2.44)		(1.03)		1.56
Financial Position at Year-End
Inventory—current value(7)	$498.8		$492.7		$409.2		$608.9		$606.1
Working capital	503.4		505.5		396.6		418.3		610.5
Property, plant and equipment	225.0		233.0		249.7		274.7		273.2
Total assets	1,114.4		1,101.5		1,009.9		1,372.1		1,387.2
Long-term debt	266.3		220.4		100.6		100.7		258.8
Stockholders’ equity	382.3		405.6		551.7		661.7		697.8
Financial Ratios
Inventory turnover—current value basis(7)	3.6		3.9		3.6		3.4		3.7
Return on ending stockholders’ equity	(3.7)		(3.1)		(10.9)		(3.8)		5.5
Volume and Per Ton Data
Tons shipped (000)	2,553		2,610		2,817		3,339		3,333
Average selling price per ton	$858		$803		$796		$857		$829
Gross profit per ton	166		158		143		165		183
Operating expenses per ton	165		161		169		166		154
Operating profit per ton	1		(3)		(26)		(1)		29
Profit Margins
Gross profit as a percent of sales	19.3%		19.6%		17.9%		19.2%		22.1%
Operating expenses as a percent of sales	19.2		20.0		21.2		19.3		18.6
Operating profit as a percent of sales	0.1		(0.4)		(3.3)		(0.1)		3.5
Other Data
Average number of employees	3,471		3,715		4,198		4,848		5,128
Tons shipped per average employee	736		703		671		689		650
Capital expenditures	$19.4		$10.5		$13.4		$34.7		$31.6
Cash flow provided by (used for) operating activities	(12.6)		(141.6)		272.4		(74.4)		7.8
Dividends per common share	0.20		0.20		0.20		0.20		0.20

(1)	Includes restructuring and plant closure costs of $6.2 million pretax or $3.8 million after-tax.
(2)	Includes adjustment to the sale of Inland Engineered Materials Corporation of $8.5 million pretax, or $5.4 million after-tax, restructuring and plant closure costs of $2.7 million pretax, or $1.6 million after-tax, a $10.9 million pretax, or $6.6 million after-tax, gain on the sale of assets and a $4.1 million pretax, or $2.6 million after-tax, gain on the sale of Company’s interests in China.
(3)	In addition to the items noted in (2), includes a $5.1 million pretax, or $3.3 million after-tax, gain from shares received on demutualization of an insurance company.
(4)

Includes restructuring costs of $19.4 million pretax, or $11.9 million after-tax, loss on the sale of Mexican interests of $3.3 million pretax, or $2.0 million after-tax, the write-off of the investment in MetalSite, Inc. of

$1.0 million pretax, or $0.6 million after-tax, and a $1.3 million pretax, or $0.8 million after-tax, gain on the sale of assets.
(5)	Includes restructuring and plant closure costs of $27.8 million pretax, or $17.7 million after-tax, bad debt expense for a single customer of $16.2 million pretax, or $12.3 million after-tax, and a $4.4 million pretax, or $2.8 million after-tax, pension curtailment gain.
(6)	Includes a $1.8 million pretax, or $1.0 million after-tax, gain on the sale of assets and plant closure costs of $3.6 million pretax, or $2.2 million after-tax.
(7)	Current value of inventory consists of book value of inventory plus LIFO reserve.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

This section contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Annual Report on Form 10-K for cautionary information with respect to such forward-looking statements.

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

The Company considers the policies discussed below as critical to an understanding of the Company’s financial statements, as application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation of matters that are uncertain. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure herein with the Audit Committee of the Board of Directors.

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

Deferred tax asset:    The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record additional valuation allowances against the Company’s deferred tax assets. In 2003, the Company provided a valuation allowance of $4.5 million against certain deferred state tax assets to increase the valuation reserve to $5.1 million at December 31, 2003. To fully utilize all of its $12 million NOL carryforward available for state and local income tax purposes (net of valuation allowance), which expires between 2015 and 2023, the Company will be required to generate an average of approximately $48 million taxable income per year for the 20 year period 2004 through 2023. This average $48 million taxable income per year assumes an industry cyclicality where taxable income on a year by year basis ranges from $5 million to $95 million. A 10 percent shortfall in achieving the $48 million average taxable income required over the 20 year period, would result in an additional valuation allowance of $0.6 million against state deferred tax assets. (See Note 11 for further details).

Pension and postretirement benefit plan assumptions:    The Company sponsors various benefit plans covering a substantial portion of its employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. The Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense the Company may record in the future. For example, regarding pension expense, a .25 percent decrease in the discount rate (from 6.75 percent to 6.5 percent) would have increased 2003 annual pension expense by $0.6 million. Also, a .25 percent decrease in the expected rate of return on plan assets (from 8.75 percent to 8.5 percent) would have increased 2003 annual pension expense by $0.8 million. For postretirement benefits, a one percent increase in the health care trend rate (from 10 percent in 2003 grading down to 5 percent in 2007 to 11 percent in 2003 grading down to 6 percent in 2007) would have increased 2003 postretirement benefit expense by $0.5 million.

Legal contingencies:    The Company is involved in a number of legal and regulatory matters including those discussed in Note 16 to the consolidated financial statements. As required by SFAS No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes. The amount of liability, if any, for legal claims and actions at December 31, 2003 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8. “Financial Statements and Supplementary Data.”

Overview

The Company is a general line materials, primarily metals, distributor and processor, offering a broad line of sheet, bar, tube and plate products. The Company purchases large quantities of metal products from primary producers and sells these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by the Company by burning, sawing, slitting, blanking, cutting to length or other techniques. Revenue is recognized upon shipment to customers, which is substantially the same as recognizing revenue upon delivery given the proximity of the Company’s distribution sites to its customers. The Company’s profitability is dependent upon its ability to purchase material at competitive prices, to achieve adequate sales volume and to minimize operating expenses.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. During 2003, the metals service center industry continued to be adversely affected by weak economic conditions in the manufacturing sector of the United States which started in the second half of 2000.

During 2003, the Company’s shipment volume declined 2 percent from 2002, following a 7 percent decline in volume in 2002 from 2001 and a 16 percent decline in 2001 from 2000. Negative market conditions impacted the Company’s profitability for years 2001, 2002 and 2003. During this period, the Company has focused on streamlining its operations to increase efficiency, as evidenced by the restructuring charges incurred in the period and the resulting reduction in warehousing and delivery, and selling, general and administrative expenses. These efforts have enabled the Company to have a lower operating cost structure and will position the Company to benefit to a greater extent from the economic recovery, when it occurs. In 2003, higher gross profit coupled with the benefit of the lower cost structure post restructuring, enabled the Company to report an operating profit for the first time since 1999.

Results of Operations

	Results of Operations
	2003	2002	2001
	(Figures in millions, except per share data)
Net sales from continuing operations	$2,189.4	$2,096.5	$2,243.5
Gross profit	422.7	410.6	402.4
Warehousing and delivery expenses	226.4	226.6	245.8
Selling, general and administrative expenses	187.5	196.6	203.8
Restructuring charges	6.2	2.7	19.4
Net other charges and (gains)	—	(6.5)	8.0
Operating profit (loss) from continuing operations	2.6	(8.8)	(74.6)
Loss from continuing operations	(14.1)	(12.4)	(60.2)
Loss from discontinued operations	—	(1.7)	—
Cumulative effect of change in accounting principle	—	(82.2)	—
Net loss	(14.1)	(96.3)	(60.2)
Loss per common share from continuing operations—diluted	$(0.58)	$(0.51)	$(2.44)
Net loss per common share—diluted	(0.58)	(3.89)	(2.44)
Average shares outstanding—diluted	24.8	24.8	24.8

The Company reported a loss from continuing operations in 2003 of $14.1 million, or $0.58 per share, as compared with a loss from continuing operations of $12.4 million, or $0.51 per share, in 2002, and a loss of $60.2 million, or $2.44 per share, in 2001. Included in the 2003 results were restructuring and plant closure costs of $3.8 million after-tax, or $0.15 per share, and a valuation allowance against certain state deferred tax assets of $4.5 million, or $0.18 per share. Included in the 2002 results were a loss of $5.4 million after-tax, or $0.22 per share, to adjust the gain on sale of Inland Engineered Materials Corporation (“IEMC”), a gain on the sale of assets of $6.6 million after-tax, or $0.27 per share, a gain on the demutualization of an insurance company of $3.3 million after-tax, or $0.13 per share, a gain on the sale of the Company’s interests in China of $2.6 million after-tax or $0.11 per share and a restructuring charge of $1.6 million after-tax, or $0.07 per share. Included in the 2001 results were restructuring charges of $11.9 million after-tax, or $0.48 per share, and related inventory write-downs of $4.5 million after-tax, or $0.18 per share.

Regarding discontinued operations, on July 16, 1998, Ispat International N.V. (“Ispat”) acquired Inland Steel Company (“ISC”), the Company’s wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company’s consolidated operations. In 1998, the Company recorded a $510.8 million after-tax gain from this transaction. In the second quarter of 2002, the Company recorded a $1.7 million after-tax charge as an additional accrual for environmental indemnification claims made by Ispat in connection with the sale of ISC. In 2003, the Company and Ispat settled all environmental and other indemnification claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. Details of the settlement are discussed in the “ISC/Ispat Transaction” below.

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

Comparison of 2003 with 2002—Continuing Operations

Net Sales.

Net sales of $2.19 billion in 2003 increased 4 percent from $2.10 billion in 2002 as a result of a 7 percent increase in average selling price, partially offset by a 2 percent decline in tons shipped. Volume was impacted by the weak market demand for the Company’s products. The Company experienced higher demand for its products in the fourth quarter of 2003 compared to the same period a year ago, as well as to the first three quarters of 2003 on a tons-per-day basis.

Gross Profit.

Gross profit—the difference between net sales and the cost of materials sold—increased 3 percent to $422.7 million in 2003 from $410.6 million in 2002. Gross profit as a percentage of sales decreased to 19.3 percent from 19.6 percent a year ago as the Company was unable to fully pass along certain material cost increases to customers due to competitive conditions in the marketplace. Gross profit per ton increased to $166 in 2003 from $158 in 2002 due to higher selling prices.

Expenses.

Total operating expenses increased $0.7 million to $420.1 million in 2003 from $419.4 million in 2002. Warehousing and delivery expenses decreased slightly in 2003 to $226.4 million from $226.6 million in 2002. The decrease was primarily due to lower rent expense and lower property insurance costs offset by increased workers compensation costs resulting from higher anticipated settlement costs, higher delivery expenses and higher equipment maintenance costs. Selling, general and administrative expenses declined to $187.5 million in 2003 from $196.6 million in 2002. The decrease was primarily due to a $5.8 million reduction in expenses associated with plant consolidations, lower salary expense due to declining employment levels and lower credit losses. These expense reductions were partially offset by higher taxes and pension expense.

Total operating expenses per ton increased to $165 from $161. Included in the total expenses for 2003 are restructuring and plant closure costs of $6.2 million. Total expenses in 2002 include an $8.5 million loss resulting from the settlement of litigation related to the sale of IEMC, $2.7 million of restructuring and plant closure costs, a $10.9 million gain on the sale of assets and a $4.1 million gain on the sale of the Company’s interests in China. The average number of employees decreased 7 percent from 3,715 in 2002 to 3,471 in 2003 while tons shipped per employee, a key measure of productivity, increased 5 percent from 703 tons to 736 tons.

Operating Profit (Loss).

Operating profit was $2.6 million in 2003 compared to an operating loss of $8.8 million in 2002. The improvement was primarily due to the higher level of gross profit generated and lower selling, general and administrative expenses in 2003, as discussed above.

Other Expenses.

Other expenses increased to $18.7 million in 2003 from $10.9 million in 2002. Other expenses are primarily related to interest and financing costs. Included in 2002 other expenses was a gain of $5.1 million for the receipt of shares as a result of the demutualization of one of the Company’s insurance carriers, Prudential. Also included in 2002 other expenses is a charge of $1.9 million to write-off unamortized fees upon the termination of a financing agreement. Higher levels of short term financing during 2003 were primarily responsible for the increase in interest and financing costs.

Provision for Income Taxes.

In 2003, the Company recorded an income tax benefit of $2.0 million compared to $7.3 million in 2002. The effective tax rate was 12.5 percent in 2003 compared with 36.9 percent in 2002. The lower effective tax rate in 2003 resulted from recording an additional valuation allowance of $4.5 million against certain state deferred tax assets, compared to a valuation allowance of $0.6 million recorded in 2002.

Earnings Per Share.

Diluted earnings per share from continuing operations was a loss of $0.58 in 2003 and a loss of $0.51 in 2002.

Comparison of 2002 with 2001—Continuing Operations

Net Sales.

Net sales of $2.10 billion in 2002 declined 7 percent from $2.24 billion in 2001 as a result of a 7 percent decrease in tons shipped. Average selling price per ton increased 1 percent from 2001. Volume was impacted by weak market demand for the Company’s products.

Gross Profit.

Gross profit—the difference between net sales and the cost of materials sold—increased 2 percent to $410.6 million in 2002 from $402.4 million in 2001. Gross profit as a percentage of sales increased to 19.6 percent from 17.9 percent in the prior year. The prior year was negatively impacted by the Company’s decision to aggressively reduce inventory, which reduced gross profit by $32 million in 2001. The $32 million ($12 per ton) reduction consists of a $22 million impact due to the inclusion of older and higher-cost material in the cost of goods sold and a $10 million impact from inventory liquidation. Furthermore, 2001 gross profit was adversely impacted by $7.4 million ($2 per ton) in inventory write-downs associated with restructuring activities. Gross profit per ton increased to $158 in 2002 from $143 in 2001.

Expenses.

Total operating expenses decreased 12 percent in 2002 to $419.4 million from $477.0 million in 2001. Warehousing and delivery expenses decreased to $226.6 million from $245.8 million in 2001. The decline in warehousing and delivery expenses was primarily due to lower volume and lower labor costs resulting from workforce reductions. Selling, general and administrative expenses declined to $196.6 million in 2002 from $203.8 million in 2001. The decline in selling, general and administrative expenses was primarily due to lower salary expense resulting from declining employment levels.

Total expenses for 2002 included an $8.5 million loss resulting from the settlement of litigation related to the sale of IEMC, $2.7 million of restructuring and plant closure costs, a $10.9 million gain on the sale of assets and a $4.1 million gain on the sale of the Company’s interests in China. Total expenses for 2001 included a restructuring charge of $19.4 million, goodwill amortization of $5.0 million, a loss on the sale of the Company’s interests in Mexico of $3.3 million, a $1.0 million write-off of an investment in MetalSite, Inc. and a $1.3 million gain on sale of assets. Total operating expenses per ton decreased to $161 from $169, a 5 percent decrease, due to the gain on the sale of assets and gain on sale of the Company’s interest in China in 2002 and higher restructuring and plant closure costs in 2001. The average number of employees decreased 12 percent from 4,198 in 2001 to 3,715 in 2002 while tons shipped per employee, a key measure of productivity, increased 5 percent from 671 tons to 703 tons.

Operating Profit (Loss).

Operating loss was $8.8 million in 2002 and $74.6 million in 2001. The improvement from 2001 was primarily due to the effect of higher gross profit and lower operating expenses in 2002, as discussed above.

Other Expenses.

Other expenses decreased to $10.9 million in 2002 from $25.2 million in 2001. Included in 2002’s other expenses was a gain of $5.1 million for the receipt of shares as a result of the demutualization of one of the Company’s insurance carriers, Prudential. Also included in other expenses is a charge of $1.9 million to write-off unamortized fees upon the termination of a financing agreement. The remaining other expenses are primarily related to interest and financing costs. Lower interest rates and lower levels of short term financing were responsible for the decrease in interest and financing costs.

Provision for Income Taxes.

In 2002, the Company recorded an income tax benefit of $7.3 million compared to $39.6 million in 2001. The effective tax rate was 36.9 percent in 2002 compared with 39.7 percent in 2001. In 2002, the effect of non-tax-deductible expense on the lower pretax loss was primarily responsible for the lower effective tax rate. The Company recorded a $0.6 million valuation allowance against certain state deferred tax assets in 2002.

Earnings Per Share.

Diluted earnings per share from continuing operations was a loss of $0.51 in 2002 and a loss of $2.44 in 2001.

Liquidity and Capital Resources

The Company had cash and cash equivalents at December 31, 2003 of $13.7 million, compared to $12.6 million at December 31, 2002. Net cash used for operating activities was $12.6 million in 2003, including a $55.8 million voluntary contribution to the Company’s pension fund, a $21 million settlement payment to Ispat (see “ISC/Ispat Transaction” below), a $29.3 million increase in accounts receivable due to increased sales in the fourth quarter of 2003 compared to the prior year, and a $42.0 million increase in accounts payable due to the timing of payments for certain trade payables. Net cash used for operating activities for 2002 was $141.6 million, which included $120 million repurchases of receivables upon the termination of the Company’s trade receivables securitization facility.

At December 31, 2003, the Company had $166 million outstanding funded borrowing under its revolving credit agreement, $47 million of letters of credit issued under the credit facility and $151 million available under the $450 million revolving credit agreement, compared to $163 million available on December 31, 2002. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $409 million at December 31, 2003, and further reduced by a $45 million availability block. $15 million of this availability block will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. In addition, the availability blocks will increase each quarter beginning in March 2005 through the maturity of the Company’s 9 1/8% Notes in July 2006. (See discussion of Notes below). These blocked amounts can be used to repay the Notes and the increase in the availability block sets aside availability under the revolving credit to retire the Notes at maturity. The total increase in the availability block over the six quarters (first quarter of 2005 through June of 2006) will equal the outstanding principal value of the Notes, which is currently $100 million. Letters of credit issued under the facility also reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable.

Proceeds from credit facility borrowings and repayments of credit facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds/(repayments) under the credit facility represent borrowings under the Company’s revolving credit facility with original maturities less than three months. The combined effect of all of the above resulted in an increase in borrowings under the revolving credit facility of $46 million during 2003. As a result long-term debt in the Consolidated Balance Sheet increased from $220.4 million at December 31, 2002 to $266.3 million at December 31, 2003.

The following table presents contractual obligations at December 31, 2003:

	Payments Due by Period December 31, 2003 (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Note	$100	—	$100	—	—
Revolving Credit Agreement	$166	—	$166	—	—
Interest on Long-Term Note and Revolving Credit Agreement	$41	$15	$26	—	—
Purchase Obligations	$27	$27	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$71	$13	$22	$14	$22

Total	$405	$55	$314	$14	$22

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion below).

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company is prohibited from repurchasing the 2006 Notes until the maturity date and is limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of December 31, 2003, the Company was not subject to the most restrictive limitations. Beginning on March 31, 2005, in addition to the $45 million availability blocks discussed above, separate availability blocks will increase each quarter through the maturity of the Company’s 9 1/8% Notes in July 2006 to set aside funds under this facility to repay the Notes.

The Company believes that cash flow from operations and proceeds from the revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. The current $450 million credit facility terminates at December 19, 2006. The Company believes that it will be able to obtain a replacement credit facility secured by the Company’s inventory and accounts receivables. Additionally, the Company believes that new public or private debt financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company. The revolving credit agreement also includes cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at December 31, 2003.

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

At December 31, 2003, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at December 31, 2003.

The ratio of the Company’s long-term debt, including outstanding credit facility borrowings, to total capitalization was 41 percent at December 31, 2003, compared with 35 percent at year-end 2002.

The Company made a voluntary contribution of $55.8 million in the third quarter of 2003 to improve the pension trust’s funded status. At December 31, 2003, as reflected in Note 9 of the financial statements, pension liabilities exceeded trust assets by $102 million. The Company anticipates that it will not have any ERISA-required pension contribution funding in 2004 but could have future sizable pension contribution requirements. Future contribution requirements depend on the investment returns on plan assets and the impact on pension liabilities due to discount rates. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2004.

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

Ispat was required to make all such indemnification claims prior to March 31, 2000, other than claims related to tax matters, certain organizational matters and environmental matters. On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain of such claims, other than those related to environmental liabilities and certain property tax matters, for approximately $15 million, which applied against the $90 million indemnification cap. Ispat also notified the Company of certain environmental matters of which Ispat was aware, of certain environmental expenses that it had incurred or might incur, of certain property tax matters and other matters arising under ISC/Ispat Merger Agreement for which Ispat believed it was entitled to indemnification under that agreement.

In an agreement signed on September 15, 2003 (the “Settlement Agreement”), the Company and Ispat settled all environmental and other indemnification claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. The Settlement Agreement has the following key components:

On September 15, 2003, the Company contributed $21 million to the Ispat Pension Plan and Ispat released the Company from any remaining environmental and other indemnification obligations arising out of the ISC/Ispat transaction. The Company had previously established an accrual to cover this $21 million payment. This $21 million payment reduced the Company’s PBGC Letter of Credit described below.

Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis. As of February 27, 2004, Ispat is in compliance with all terms of the agreement and has made the required monthly pension contributions. As a result, the Letter of Credit has been reduced to $26.3 million and all Company incurred fees have been reimbursed by Ispat.

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

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company has a $5.5 million liability recorded related to this guaranty to the PBGC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan. As of February 27, 2004, Ispat has made the first two scheduled monthly Contributions and the Letter of Credit has been reduced to $26.3 million.

Capital Expenditures

Capital expenditures during 2003 totaled $19.4 million, compared with $10.5 million in 2002. Capital expenditures were primarily for buildings, machinery and equipment and information technology upgrades.

The Company anticipates capital expenditures, excluding acquisitions, to be in the range of $25 million to $40 million in 2004, which will upgrade the Company’s information technology capability and maintain or improve the Company’s processing capacity.

Restructuring

2003

In the fourth quarter of 2003, the Company recorded a charge of $3.8 million as a result of consolidating plants in the Midwest and South regions of the United States. Included in the charge was severance for 58 employees. Also included was $0.9 million for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the $3.8 million charge will be completed by mid-2004. In the third quarter of 2003, the Company recorded a charge of $0.9 million as a result of consolidating plants in the East and Central Mountain regions and consolidating sales and administrative services in the Pacific Northwest. Included in the charge was severance for 53 employees. The restructuring actions associated with the $0.9 million charge have been completed. In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed.

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. The charge consists of employee-related and tenancy costs and will be used for future cash outlays. The Company expects to realize future annual cost and cash flow savings of approximately $9 million from these restructuring activities.

2002

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consisted primarily of employee-related cash costs. Included in the charge was severance for 40 employees. The restructuring actions have been completed. In the third quarter of 2002, the Company recorded a charge of $0.7 million for a pension plan withdrawal liability discussed in “2001” below. The Company expected to realize future annual cost and cash flow savings of approximately $2 million from the 2002 restructuring activities.

2001

In the fourth quarter of 2001, the Company recorded a pretax restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consists of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $1.1 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002.

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

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. Based on court rulings in ongoing litigation in the fourth quarter of 2003, the Company recorded an additional $0.9 million reserve for future lease payments for a facility closed in the 2000 restructuring.

Deferred Tax Assets

At December 31, 2003, the Company had net deferred tax assets of $132 million comprised primarily of $60 million of Alternative Minimum Tax (“AMT”) credit carryforwards, a deferred tax asset related to post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) of $58 million and state net operating loss tax credit carryforwards of $12 million, net of valuation allowance. The Company believes that it is more likely than not that the Company will realize all of its deferred tax assets, except for certain of its state NOL carryforwards for which a valuation allowance of $5.1 million has been provided as discussed below.

The Company had available at December 31, 2003, federal AMT credit carryforwards of approximately $60 million, which may be used indefinitely to reduce regular federal income taxes. The Company had available at December 31, 2003, federal net operating loss (“NOL”) carryforwards of approximately $14 million which expire during the years 2022 and 2023. The Company also had other federal general business credit carryforwards for tax purposes of approximately $1 million, which expire during the years 2004 through 2009. The Company anticipates it will utilize its federal credits and NOL carryforwards from the period 2004 through 2012.

At December 31, 2003, the deferred tax asset related to the Company’s FASB Statement No. 106 obligation was $58 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the long period that is available to realize these future tax benefits and the long-term nature of the related liabilities, this item is treated as having an indefinite reversal period and a valuation allowance for this deferred tax asset is not considered necessary.

Because of the short carryforward period available for losses in certain tax jurisdictions, the Company focused on state NOL’s in its review of the recoverability of tax assets. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. As a result of its analysis, the Company recorded an additional valuation allowance of $4.5 million in the current year as part of its income tax provision. The cumulative valuation allowance of $5.1 million as of December 31, 2003 relates to the NOL’s for thirteen specific state and local jurisdictions where the Company does not expect to be able to utilize all of the tax benefits before their expiration.

To fully utilize all of its $12 million NOL carryforward available for state and local income tax purposes (net of valuation allowance), which expires between 2015 and 2023, the Company will be required to generate an average of approximately $48 million taxable income per year for the 20 year period 2004 through 2023. This average $48 million taxable income per year assumes an industry cyclicality where taxable income on a year by year basis ranges from $5 million to $95 million. Based on current financial projections as well as historical results, the Company considers the minimum average taxable income of $48 million per year for 2004-2023 to be achievable.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 became effective for the Company on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” The Company adopted the disclosure provisions of FIN 45 effective for the year ended December 31, 2002. The adoption of the disclosure provisions of FIN 45 resulted in no additional disclosures in the Company’s financial statements. The provisions for initial recognition and measurement of guarantees were effective for the Company beginning January 1, 2003. The adoption of the initial recognition provision for guarantees did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which defers the effective date for FIN 46 to the first interim or annual period ending after March 15, 2004 for non-special-purpose entity VIEs created before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

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

The Company adopted the revised FASB Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” in the fourth quarter of 2003. The revised SFAS 132 requires additional disclosure on changes in pension and other postretirement benefit obligations and fair values of plan assets.

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). The Company has elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the Company’s accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

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

Mexico

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Collado Ryerson, a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest.

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. (“AHMSA”) entered into an agreement to sell the Company’s 50 percent interest in their joint venture to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture’s Guadalajara facility. In a separate transaction, on December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico S.A de C.V. to Grupo Collado, S.A. de C.V. As a result, the Company recorded a $3.3 million loss in 2001 on the sale of its Mexican interests.

IMF Steel International, Inc.

During the third quarter of 2001, the Company and The MacSteel Group dissolved their joint venture, IMF Steel International, Inc. As a result of the dissolution, the Company received $2.9 million, which is accounted for as a cash inflow from investing activities. The sale price equaled the net book value of the investment and the transaction had no impact on the net earnings for 2001.

MetalSite, Inc.

During the second quarter of 2001, the Company recorded a $1.0 million charge to write-off its investment in MetalSite, Inc. which was an Internet steel marketplace that halted commercial operations in that quarter.

Outlook

The Company’s business has been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy. Since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products. The Company is unable to predict the duration of the current upturn in the economic cycle. Since the beginning of 2004, significant material surcharges have been imposed by the metal producers and there are indications of impending material shortages. It is possible that the Company may not be able to get all the material required by customers or pass the increased material costs fully to customers due to the competitive nature of the business. The Company is working closely with both customers and suppliers to minimize any negative impact.

The Company’s pension plan currently meets the minimum funding requirements under the Employee Retirement Income Security Act (ERISA). Pension trust investment returns have been negatively impacted by the recent performance of the stock market. As reflected in Note 9 of the financial statements, pension liabilities exceeded trust assets by $102 million at year-end 2003. Although the Company does not expect to have any ERISA-required pension plan contributions during 2004, the Company may elect to make voluntary contributions to improve the plan’s funded status. In the event that asset returns do not improve or pension liabilities increase due to lower discount rates, the Company could have sizeable future pension contribution requirements beginning as soon as 2005. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Deferred tax assets are reviewed periodically for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on projections of future taxable income. The projections of future taxable income require assumptions regarding volume, selling prices, margins, expense levels, industry cyclicality, and ownership change, if any. Significant management judgment is required in making these projections. The Company monitors the projections for any significant changes from the long-term outlook. Depending on the result of such assessment, the Company may need to provide for additional valuation allowance against the deferred tax assets in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $273 million at December 31, 2003 and $225 million at December 31, 2002, as compared with the carrying value of $266 million and $220 million at year-end 2003 and 2002, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

    Ryerson Tull, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ryerson Tull, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
February 18, 2004

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

(Dollars in millions, except per share data)

	Year ended December 31,
	2003	2002	2001
Net sales	$2,189.4	$2,096.5	$2,243.5
Cost of materials sold	1,766.7	1,685.9	1,841.1

Gross profit	422.7	410.6	402.4
Warehousing and delivery	226.4	226.6	245.8
Selling, general and administrative	187.5	196.6	203.8
Goodwill amortization	—	—	5.0
Adjustment to the gain on sale of Inland Engineered Materials Corporation	—	8.5	—
Restructuring and plant closure costs	6.2	2.7	19.4
(Gain) loss on sale of foreign interests	—	(4.1)	3.3
Write-off of investment in MetalSite, Inc.	—	—	1.0
Gain on sale of assets	—	(10.9)	(1.3)

Operating profit (loss)	2.6	(8.8)	(74.6)
Other expense:
Other income and expense, net	0.1	(1.4)	(5.9)
Shares received on demutualization of insurance company	—	5.1	—
Interest and other expense on debt	(18.8)	(14.6)	(19.3)

Income (loss) before income taxes	(16.1)	(19.7)	(99.8)
Provision (benefit) for income taxes (Note 11)	(2.0)	(7.3)	(39.6)

Income (loss) from continuing operations	(14.1)	(12.4)	(60.2)
Discontinued operations—Inland Steel Company
Gain (loss) on sale (net of tax benefit of $1.0 in 2002)	—	(1.7)	—

Income (loss) before cumulative effect of change in accounting principle	(14.1)	(14.1)	(60.2)
Cumulative effect of change in accounting principle (net of tax benefit of $8.9 in 2002)	—	(82.2)	—

Net income (loss)	(14.1)	(96.3)	(60.2)
Dividend requirements for preferred stock	0.2	0.2	0.2

Net income (loss) applicable to common stock	$(14.3)	$(96.5)	$(60.4)

Per share of common stock
Basic:
Income (loss) from continuing operations	$(0.58)	$(0.51)	$(2.44)
Inland Steel Company—gain (loss) on sale	—	(0.07)	—
Cumulative effect of change in accounting principle	—	(3.31)	—

Basic earnings (loss) per share	$(0.58)	$(3.89)	$(2.44)

Diluted:
Income (loss) from continuing operations	$(0.58)	$(0.51)	$(2.44)
Inland Steel Company—gain (loss) on sale	—	(0.07)	—
Cumulative effect of change in accounting principle	—	(3.31)	—

Diluted earnings (loss) per share	$(0.58)	$(3.89)	$(2.44)

Retained earnings at beginning of year	$339.9	$441.4	$506.8
Net income (loss) for the year	(14.1)	(96.3)	(60.2)
Dividends declared:
Common ($0.20 per share)	(4.9)	(5.0)	(5.0)
Preferred ($2.40 per share)	(0.2)	(0.2)	(0.2)

Retained earnings at end of year	$320.7	$339.9	$441.4

See Notes to Consolidated Financial Statements on pages 33-53.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Increase (decrease) in Cash Year ended December 31
	2003	2002	2001
Operating Activities
Net income (loss)	$(14.1)	$(96.3)	$(60.2)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	23.9	25.0	31.8
Deferred income taxes	5.9	12.6	(7.2)
Deferred employee benefit funding/cost	(47.1)	(3.5)	(2.1)
Restructuring and plant closure costs, net of cash payments	2.2	(0.7)	16.1
(Gain) loss from sale of ISC, net of tax	—	1.7	—
(Gain) loss on the sale of foreign interests	—	(4.1)	3.3
Write-off of investment in MetalSite, Inc.	—	—	1.0
Gain from sale of assets	—	(10.9)	(1.3)
Shares received on demutualization of insurance company (Note 14)	—	(5.1)	—
Cumulative effect of change in accounting principle	—	82.2	—
Change in:
Receivables	(29.3)	(108.9)	168.8
Inventories	16.0	(54.1)	176.7
Other assets and income tax receivable	(1.3)	4.8	2.0
Accounts payable	42.0	4.3	(21.2)
Other accrued liabilities	(13.2)	11.7	(33.0)
Other items	2.4	(0.3)	(2.3)

Net adjustments	1.5	(45.3)	332.6

Net cash provided by (used for) operating activities	(12.6)	(141.6)	272.4

Investing Activities
Capital expenditures	(19.4)	(10.5)	(13.4)
Unrestricted proceeds from the sale of short-term investment (Note 14)	—	5.7	—
Investment in joint venture	(3.4)	—	—
Proceeds from sale of investment in joint venture	—	4.1	2.9
Proceeds from sales of assets	5.0	12.0	5.1

Net cash provided by (used for) investing activities	(17.8)	11.3	(5.4)

Financing Activities
Long-term debt issued	—	120.0	—
Long-term debt retired	—	—	(142.2)
Proceeds from credit facility borrowings	355.0	—	—
Repayments of credit facility borrowings	(195.0)	—	—
Net short-term proceeds/(repayments) under credit facility	(114.0)	—	(97.0)
Borrowing agreement issuance costs	—	(5.4)	(3.0)
Net increase/(decrease) in book overdrafts	(9.4)	13.1	(22.9)
Dividends paid	(5.1)	(5.2)	(5.2)
Acquisition of treasury stock	—	(0.1)	—

Net cash provided by (used for) financing activities	31.5	122.4	(270.3)

Net increase (decrease) in cash and cash equivalents	1.1	(7.9)	(3.3)
Cash and cash equivalents—beginning of year	12.6	20.5	23.8

Cash and cash equivalents—end of year	$13.7	$12.6	$20.5

Supplemental Disclosures
Cash paid (received) during the year for:
Interest	$17.3	$11.3	$23.9
Income taxes, net	(12.1)	(27.3)	(23.5)

See Notes to Consolidated Financial Statements on pages 33-53.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	At December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$13.7	$12.6
Restricted cash (Note 14)	1.1	1.2
Receivables less provision for allowances, claims and doubtful accounts of $11.7 and $9.9, respectively	257.8	228.5
Inventories (Note 2)	437.6	453.6
Income taxes receivable	4.2	—

Total current assets	714.4	695.9
Investments and advances	11.4	7.1
Property, plant and equipment, at cost, less accumulated depreciation (see details on page 32)	225.0	233.0
Deferred income taxes (Note 11)	146.0	147.7
Intangible pension asset (Note 9)	10.2	7.4
Deferred charges and other assets	7.4	10.4

Total assets	$1,114.4	$1,101.5

Liabilities
Current liabilities:
Accounts payable	$144.9	$112.2
Accrued liabilities:
Salaries, wages and commissions	18.3	18.6
Taxes	11.0	7.9
Interest on debt	4.8	4.4
Terminated facilities costs (Note 10)	6.8	7.0
Other accrued liabilities	11.0	24.8
Deferred income taxes (Note 11)	14.2	15.5

Total current liabilities	211.0	190.4
Long-term debt (Note 4)	266.3	220.4
Deferred employee benefits (Note 9)	254.8	285.1

Total liabilities	732.1	695.9
Commitments and contingencies (Note 16)

Stockholders’ Equity
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series, aggregate liquidation value of $3.5 in 2003 and 2002 (Note 5)	0.1	0.1
Common stock, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares (Notes 5 through 7)	50.6	50.6
Capital in excess of par value (Note 5)	861.2	861.7
Retained earnings	320.7	339.9
Restricted stock awards	(0.1)	(0.2)
Treasury stock at cost—Common stock of 25,730,465 shares in 2003 and 25,741,662 shares in 2002 (Note 5)	(752.0)	(752.5)
Accumulated other comprehensive income (Note 5)	(98.2)	(94.0)

Total stockholders’ equity	382.3	405.6

Total liabilities and stockholders’ equity	$1,114.4	$1,101.5

See Notes to Consolidated Financial Statements on pages 33-53.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year ended December 31
	2003	2002	2001
Net income (loss)	$(14.1)	$(96.3)	$(60.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	4.3	(0.1)	2.2
Minimum pension liability adjustment, net of tax benefit of $5.1 in 2003, $29.5 benefit in 2002 and $29.6 benefit in 2001	(8.5)	(44.7)	(47.1)

Comprehensive income (loss)	$(18.3)	$(141.1)	$(105.1)

SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

	At December 31
	2003	2002
Property, Plant and Equipment
Land and land improvements	$27.5	$28.2
Buildings, machinery and equipment	562.5	563.8
Transportation equipment	2.4	2.4

Total	592.4	594.4
Less: Accumulated depreciation	367.4	361.4

Net property, plant and equipment	$225.0	$233.0

See Notes to Consolidated Financial Statements on pages 33-53.

STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES

Principles of Consolidation.    The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 requires that factors in addition to the voting interest in an entity be considered in determining whether an entity should be consolidated. In preparing these financial statements, the Company was required to apply the provisions of FIN 46 to transactions entered into after January 31, 2003.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Reclassification.    Certain items previously reported have been reclassified to conform with the 2003 presentation.

Revenue Recognition.    Revenue is recognized in accordance with SAB 101, “Revenue Recognition in Financial Statements.” Revenue is recognized upon shipment, which is substantially the same as recognizing revenue upon delivery to our customers given the proximity of our distribution sites to our customers.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2003, 2002 and 2001, respectively (in millions, except per share data):

	2003	2002	2001
Net income, as reported	$(14.1)	$(96.3)	$(60.2)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	1.5	1.7	1.7

Pro forma net income	$(15.6)	$(98.0)	$(61.9)

Earnings per share—as reported	$(0.58)	$(3.89)	$(2.44)

Earnings per share—pro forma	$(0.64)	$(3.96)	$(2.51)

Shipping and Handling Fees and Costs.    Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations and Reinvested Earnings. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing and delivery” expense in our Consolidated Statement of Operations and Reinvested Earnings. These costs totaled $59.3 million in 2003, $58.1 million in 2002 and $64.1 million in 2001.

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

Cash Equivalents.    Cash equivalents reflected in the financial statements are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $23.3 million and $32.7 million at December 31, 2003 and 2002, respectively.

Inventory Valuation.    Inventories are valued at cost, which is not in excess of market. Cost is determined by the last-in, first-out (“LIFO”) method.

Property, Plant and Equipment.    Property, plant and equipment are depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. The provision for depreciation is based on the estimated useful lives of the assets (45 years for buildings and 14.5 years for machinery and equipment). Expenditures for normal repairs and maintenance are charged against income in the period incurred.

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

Guarantees.    In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FIN 45 requires the recognition of a liability for the fair value of the obligation for qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company has applied the recognition provisions of FIN 45 prospectively to guarantee activities initiated after December 31, 2002. See Note 16 for a further discussion of guarantees.

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

On July 16, 1998, Ispat International N.V. (“Ispat”) acquired Inland Steel Company (“ISC”), the Company’s wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company’s consolidated operations, pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the “ISC/Ispat Merger Agreement”), among the Company, ISC, Ispat and Inland Merger Sub, Inc. (an Ispat subsidiary). In the fourth quarter of 2000, the Company recorded a $7.5 million pretax charge related to Ispat’s claim for indemnification in connection with the resolution of a federal lawsuit. In the second quarter of 2002, the Company recorded an additional $2.7 million pretax charge related to Ispat’s claim for indemnification regarding environmental matters. In an agreement signed on September 15, 2003, the Company and Ispat settled all environmental and other indemnification claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement. See Note 16 regarding commitments and contingencies for a discussion of the settlement agreement.

Note 2:    Inventories

Inventories were classified on December 31 as follows:

	2003	2002
	(Dollars in Millions)
In process and finished products	$437.4	$453.3
Supplies	0.2	0.3

Total	$437.6	$453.6

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $61 million and $39 million on December 31, 2003 and 2002, respectively.

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

Sales of accounts receivable were reflected as a reduction of “receivables less provisions for allowances, claims and doubtful accounts” in the Consolidated Balance Sheet and the proceeds received were included in cash flows from operating activities in the Consolidated Statement of Cash Flows. The repurchase of the interests in sold receivables was included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables were less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximated the conduits’ financing cost of issuing their own commercial paper, which was backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $2.1 million in 2002 and $8.5 million in 2001, were charged to “other income and expense, net” in the Consolidated Statement of Operations.

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

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

	Year ended December 31
	2003	2002	2001
Repurchase of sold securitizations	$—	$(120)	$—
Proceeds from new securitizations	—	—	200
Proceeds from collections reinvested	—	769	1,084

Note 4:    Long-Term Debt

Credit Facility

On December 20, 2002, the Company and its two main operating subsidiaries elected to establish a new four-year up to $450 million revolving credit facility that extends to December 19, 2006. The new facility is secured by inventory and trade receivables and guaranteed by the Company’s domestic subsidiaries. Contemporaneously, both the Company’s $200 million trade receivables securitization and its $175 million credit facility secured by inventory were cancelled, all outstanding borrowings under those facilities repaid and all interests in sold receivables repurchased, and letters of credit issued under the credit facility transferred to the new revolving credit facility. The Company also recorded in 2002 a pretax charge of $1.9 million (included in “Interest and other expense on debt” in the Consolidated Statements of Operations and Reinvested Earnings) to write-off the remaining unamortized issuance costs associated with the cancelled credit facility.

At December 31, 2003, the Company had $166 million of borrowings, $47 million of letters of credit outstanding, and $151 million available under the $450 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, which aggregated $409 million at December 31, 2003, and further reduced by a $45 million availability block. $15 million of this availability block will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. In addition, the availability blocks will increase each quarter beginning in March 2005 through the maturity of the Company’s 9 1/8% Notes in July 2006. (See discussion of Notes below). These blocked amounts can be used to repay the Notes and the increase in the availability block sets aside availability under the revolving credit to retire the Notes at maturity. The total increase in the availability block over the six quarters (first quarter of 2005 through June of 2006) will equal the outstanding principal value of the Notes, which is currently $100 million. Letters of credit issued under the facility reduce the amount available for borrowing. At year-end 2003, the weighted average interest rate on borrowings under the credit facility was 3.5 percent.

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

RT Notes

In July 1996, RT sold $150 million of 8 1/2% Notes, due July 15, 2001, and $100 million of 9 1/8% Notes, due July 15, 2006, in a public offering. The indenture under which the Notes were issued contains covenants limiting, among other things, the creation of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates, and mergers, consolidations and certain sales of assets. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. On February 26, 1999, the indenture trustee agreed to a supplement to the indenture agreement allowing the Company to succeed its subsidiary, RT, as obligee for the Notes.

At December 31, 2003, $100 million of the Company’s 2006 Notes remain outstanding.

Regarding the 8 1/2% Notes, on July 16, 2001, the Company redeemed the $142.2 million outstanding balance that matured on that date.

Maturity of long-term debt due within five years is $266 million in 2006. See Note 16 regarding commitments and contingencies for other scheduled payments.

Note 5:    Capital Stock and Accumulated Other Comprehensive Income

On December 31, 2003, 5,954,864 shares of common stock remained reserved for issuance under the Company’s various stock plans and 80,003 shares are reserved for issuance upon conversion of shares of preferred stock.

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

The following table details changes in capital accounts:

	Common Stock		Treasury Stock		Preferred Stock Series A		Capital in Excess of Par Value	Accumulated Other Comprehensive Income
								Foreign Currency Translation	Minimum Pension Liability
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars
	(Shares in Thousands and Dollars in Millions)
Balance at January 1, 2001	50,556	$50.6	(25,782)	$(754.1)	81	$0.1	$862.8	$(4.3)	$—
Issued under employee stock plans	—	—	5	0.2	—	—	(0.1)	—	—
Conversion of Series A Preferred Stock	—	—	1	—	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	2.2	—
Minimum pension liability (net of tax of $29.6 cr.)	—	—	—	—	—	—	—	—	(47.1)
Other changes	—	—	8	0.3	—	—	(0.2)	—	—

Balance at December 31, 2001	50,556	50.6	(25,768)	(753.6)	80	0.1	862.5	(2.1)	(47.1)
Acquisition of treasury stock	—	—	(10)	(0.1)	—	—	—	—	—
Issued under employee stock plans	—	—	27	0.9	—	—	(0.6)	—	—
Foreign currency translation	—	—	—	—	—	—	—	(0.1)	—
Minimum pension liability (net of tax of $29.5 cr.)	—	—	—	—	—	—	—	—	(44.7)
Other changes	—	—	9	0.3	—	—	(0.2)	—	—

Balance at December 31, 2002	50,556	50.6	(25,742)	(752.5)	80	0.1	861.7	(2.2)	(91.8)
Acquisition of treasury stock	—	—	(2)	—	—	—	—	—	—
Issued under employee stock plans	—	—	14	0.5	—	—	(0.5)	—	—
Foreign currency translation	—	—	—	—	—	—	—	4.3	—
Minimum pension liability (net of tax of $5.1 cr.)	—	—	—	—	—	—	—	—	(8.5)

Balance at December 31, 2003	50,556	$50.6	(25,730)	$(752.0)	80	$0.1	$861.2	$2.1	$(100.3)

Note 6:    Stock Option Plans

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(Dollars in Millions (except per share data))
Net income (loss)—as reported	$(14.1)	$(96.3)	$(60.2)
Net income (loss)—pro forma	$(15.6)	$(98.0)	$(61.9)
Earnings per share—as reported	$(0.58)	$(3.89)	$(2.44)
Earnings per share—pro forma	$(0.64)	$(3.96)	$(2.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 1.00 percent; expected volatility of 50.31 percent; risk-free interest rate of 2.92 percent; and expected term of five years.

Company Plan

The 2002 Incentive Stock Plan, approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans, to officers and other key employees. As of December 31, 2003, a total of 2,041,695 shares were available for future grants. Options remain outstanding and exercisable under the 1999, 1995 and 1992 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the date of grant. Generally, options become exercisable over a three-year period with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant. During 2003, options were granted to 13 executive officers under the 2002 Plan. The following summarizes the status of options under the plans for the periods indicated:

	Number of Shares	Option Exercise Price or Range Per Share	Weighted Average Exercise Price
Options (granted and unexercised) at December 31, 2000 (1,402,360 exercisable)	2,206,783	$12.13-48.44	$24.48
Granted	1,045,000	8.88	8.88
Exercised	—	—	—
Forfeited	(187,482)	8.88-41.55	19.44
Expired	(161,817)	17.13-41.55	26.71

Options (granted and unexercised) at December 31, 2001 (1,505,018 exercisable)	2,902,484	8.88-48.44	19.06
Granted	37,000	12.08	12.08
Exercised	(9,240)	8.88	8.88
Forfeited	(75,154)	8.88-30.88	26.22
Expired	(27,087)	25.50-34.31	34.15

Options (granted and unexercised) at December 31, 2002 (2,008,396 exercisable)	2,828,003	8.88-48.44	18.67
Granted	1,127,000	6.63	6.63
Exercised	—	—	—
Forfeited	(181,836)	6.63-41.55	23.97
Expired	(38,550)	26.13-35.16	34.61

Options (granted and unexercised) at December 31, 2003 (2,326,937 exercisable)	3,734,617	$6.63-48.44	$14.61

The weighted-average fair value of options granted during 2003 was $2.86.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
30.88	15,200	1/2 year	30.88	15,200	30.88
41.55 to 48.44	72,497	1/2 year	42.96	72,497	42.96
28.50 to 38.35	74,129	1 year	37.62	74,129	37.62
24.69 to 33.22	224,586	2 years	32.90	224,586	32.90
23.05	145,245	3 years	23.05	145,245	23.05
21.93 to 24.18	223,260	4 years	21.95	223,260	21.95
32.07	17,080	4 years	32.07	17,080	32.07
16.03 to 24.81	465,500	5 years	16.81	465,500	16.81
19.56	403,200	6 years	19.56	403,200	19.56
12.13	5,500	6 years	12.13	5,500	12.13
8.88	975,760	7 years	8.88	668,530	8.88
12.08	35,660	8 years	12.08	12,210	N/A
6.63	1,077,000	9 years	6.63	—	N/A

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

The 2002 Plan also provides, as did the 1999, 1995 and 1992 Plans, for the granting of restricted stock and performance awards to officers and other key employees. During 2003, no performance awards were granted and none were forfeited. Also during 2003, no shares of restricted stock were issued, 12,495 shares of previously granted restricted stock vested, while 2,000 shares were forfeited. During 2002, no performance awards were granted while 114 shares subject to performance awards were forfeited. Also during 2002, 19,000 shares of restricted stock were issued, 5,495 shares of previously granted restricted stock vested, while 610 shares were forfeited. During 2001, no performance awards were granted, while 3,337 shares subject to performance awards were forfeited. Also during 2001, 2,995 shares of restricted stock were issued, no shares of previously granted restricted stock vested, while 3,500 shares were forfeited.

At December 31, 2003, there were 17,000 shares of restricted stock issued, but not vested, and 426 shares from performance awards earned, but not issued and not vested.

Director Plan

The Ryerson Tull Directors’ 1999 Stock Option Plan, combined in 2003 with the Directors’ Compensation Plan (the “Directors’ Compensation Plan”), provided that each person who is a non-employee director as of the close of each annual meeting would be awarded a stock option for shares having a value determined by the Nominating and Governance Committee of the Board of Directors, historically set at $20,000 (based on the Black-Scholes option pricing model), and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Individuals who became non-employee directors other than at an annual meeting were at the time of their election or appointment as a non-employee director awarded stock options for shares having a value prorated to reflect a partial year’s service. The options awarded under the Directors’ Compensation Plan were not exercisable prior to the day after the six-month anniversary of the grant date and expire no later than 10 years after the date of grant. A total of 178,126 shares of the Company’s common stock is available for grant under the Directors’ Compensation Plan.

On April 16, 2003, seven directors were granted a total of 35,700 option shares at an option price of $6.43 per share. Half of the options vested on October 17, 2003 with the remaining option shares vesting on April 16, 2004.

On May 8, 2002, seven directors were granted a total of 30,170 option shares at an option price of $11.21 per share. All of the option shares granted in 2002 have vested. On April 18, 2001, seven directors were granted a total of 31,990 option shares at an option price of $10.48 per share. All of the option shares granted in 2001 have vested.

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

Long-Term Debt

The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $273 million at December 31, 2003 and $225 million at December 31, 2002, as compared with the carrying value of $266 million and $220 million at year-end 2003 and 2002, respectively.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For 2003, 2002 and 2001, expense recognized for such defined contribution plan was $3.6 million, $5.9 million and $6.5 million, respectively.

The Company has other deferred employee benefit plans, including a supplemental pension plan, the liability for which totaled $4.7 million at year-end 2003 and $4.8 million at year-end 2002.

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The assumptions used to determine the information below related to Pension Benefits were as follows:

	2003	2002
Discount rate for calculating obligations	6.25%	6.75%
Discount rate for calculating net periodic benefit cost	6.75	7.50
Expected rate of return on plan assets	8.75	9.50
Rate of compensation increase	4.00	4.00

The expected rate of return on plan assets is 8.75% for 2004.

The assumptions used to determine the information below related to Other Postretirement Benefits, primarily health care, were as follows:

	2003	2002
Discount rate for calculating obligations	6.00%	6.75%
Discount rate for calculating net periodic benefit cost	6.75	7.50
Rate of compensation increase	4.00	4.00

	Year ended September 30
	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$379	$359	$175	$162
Service cost	3	4	3	2
Interest cost	25	26	11	12
Plan amendments	4	—	(19)	(2)
Actuarial loss	31	15	21	10
Company restructuring	2	1	1	1
Benefits paid	(27)	(26)	(12)	(10)

Benefit obligation at end of year	$417	$379	$180	$175

Accumulated benefit obligation at end of year	$415	$378	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$245	$294	—	—
Actual return on plan assets	41	(28)	—	—
Employer contributions	56	5	12	10
Benefits paid (net of participant contributions)	(27)	(26)	(12)	(10)

Plan assets at fair value at end of year	$315	$245	—	—

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded status	$(102)	$(134)	$(180)	$(175)
Unrecognized net (gain)/loss	167	152	59	40
Unrecognized prior service cost	10	7	(32)	(15)

Prepaid (accrued) benefit cost at September 30	75	25	(153)	(150)
Change in account, October-December	—	—	3	3

Net amount recognized at December 31	$75	$25	$(150)	$(147)

Amounts recognized in statement of financial position consist of:
Prepaid (accrued) benefit cost	$—	$—	$(153)	$(150)
Accrued benefit liability	(100)	(133)	—	—
Intangible asset	10	7	—	—
Accumulated other comprehensive income	165	151	—	—

Change in account, October-December	—	—	3	3

Net amount recognized	$75	$25	$(150)	$(147)

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent in 2003, grading down to 5 percent in 2009, the level at which it is expected to remain.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$3	$4	$3	$2
Interest cost	25	26	11	12
Expected return on assets	(28)	(30)	—	—
Amortization of prior service cost	1	1	(2)	(2)
Recognized actuarial (gain)/loss	3	—	1	1

Net periodic benefit cost	$4	$1	$13	$13

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent in 2003, grading down to 5 percent in 2007. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(Dollars in Thousands)
Effect on service cost plus interest cost	$514	$(410)
Effect on postretirement benefit obligation	3,323	(2,648)

Additional Information

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(Dollars in millions)
Increase in minimum liability included in other comprehensive income, net of tax	$8.5	$44.7	N/A	N/A

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 8.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at September 30, 2003 and 2002, by asset category are as follows:

	Trust Assets at September 30
	2003	2002
Equity securities	66.2%	73.7%
Debt securities	23.8	20.8
Real estate	5.2	5.5
Other	4.8	—

Total	100.0%	100.0%

The Compensation Committee of the Board of Directors has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan asset among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of September 30, 2003 and September 30, 2002 were as follows:

	Range	Target
Equity securities	30-85%	75%
Debt securities	5-50	10
Real estate	0-15	10
Other	0-15	5

Total		100%

Equity securities include Ryerson Tull common stock in the amounts of $1.0 million (0.3 percent of total plan assets) and $0.8 million (0.3 percent of total plan assets) at September 30, 2003 and 2002, respectively.

Contributions

The Company has no required ERISA contributions for 2004, but may elect to make a voluntary contribution to improve the funded ratio of the plan. At December 31, 2003, the Company does not have an estimate of such potential contribution in 2004.

Note 10:    Restructuring Charge

2003

In the fourth quarter of 2003, the Company recorded a charge of $3.8 million as a result of consolidating plants in the Midwest and South regions of the United States. Included in the charge was severance for 58 employees. Also included was $0.9 million for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the $3.8 million charge will be completed by mid-2004. In the third quarter of 2003, the Company recorded a charge of $0.9 million as a result of consolidating plants in the East and Central Mountain regions and consolidating sales and administrative services in the Pacific Northwest. Included in the charge was severance for 53 employees. The restructuring actions associated with the $0.9 million charge have been completed. In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed.

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. This charge consists of employee-related and tenancy costs and will be used for future cash outlays. During 2003, the Company utilized $3.4 million of the $5.3 million charge. The December 31, 2003 reserve balance of $1.9 million is related primarily to employee costs and will be paid through 2005.

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

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of

$0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consists of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $1.1 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During 2003, the Company utilized $1.7 million of the 2001 restructuring reserve. The December 31, 2003 reserve balance of $1.5 million is related to employee and tenancy costs.

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

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. Based on court rulings in the fourth quarter of 2003, the Company recorded an additional $0.9 million reserve for future lease payments for a facility closed in the 2000 restructuring. During 2003, the Company utilized $1.0 million of the restructuring reserve. The December 31, 2003 reserve balance of $3.4 million is related to tenancy and other costs that will be paid through 2008.

Note 11:    Income Taxes

The elements of the provisions for income taxes related to continuing operations for each of the three years indicated below were as follows:

	Year ended December 31
	2003	2002	2001
	(Dollars in millions)
Current income taxes:
Federal	$—	$—	$(1.8)
State and foreign	0.5	1.4	(0.1)

	0.5	1.4	(1.9)
Deferred income taxes	(2.5)	(8.7)	(37.7)

Total tax expense (benefit)	$(2.0)	$(7.3)	$(39.6)

Income taxes on continuing operations differ from the amounts computed by applying the federal tax rate as follows:

	Year ended December 31
	2003	2002	2001
	(Dollars in millions)
Federal income tax expense computed at statutory tax rate of 35%	$(5.6)	$(6.9)	$(34.9)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(2.5)	(3.0)	(4.0)
Non-deductible expenses	0.7	(0.5)	2.9
Capital loss carryback	—	—	(2.3)
Foreign losses not includable in federal taxable income	(0.3)	(0.5)	0.6
Canadian taxes	—	0.6	(0.5)
Change in estimate	1.1	2.4	(1.0)
Valuation allowance	4.5	0.6	—
All other, net	0.1	—	(0.4)

Total income tax provision (benefit)	$(2.0)	$(7.3)	$(39.6)

The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

	December 31
	2003	2002
	(Dollars in Millions)
Deferred tax assets:
AMT tax credit carryforwards	$60	$56
FASB Statement No. 106 impact (post-retirement benefits other than pensions)	58	58
General business credit carryforwards	1	1
Federal net operating loss carryforwards	14	—
State net operating loss carryforwards	17	13
Bad debt allowances	4	4
Pension liability	37	49
Amortization (goodwill and purchase accounting adjustment)	13	15
Other deductible temporary differences	15	17
Less valuation allowances	(5)	(1)

	214	212

Deferred tax liabilities:
Fixed asset basis difference	47	48
Inventory basis difference	34	30
Other taxable temporary differences	1	2

	82	80

Net deferred tax asset	$132	$132

The Company had available at December 31, 2003, federal AMT credit carryforwards of approximately $60 million, which may be used indefinitely to reduce regular federal income taxes. The Company had available at December 31, 2003, federal net operating loss (“NOL”) carryforwards of approximately $14 million which expire during the years 2022 and 2023. The Company also had other federal general business credit carryforwards for tax purposes of approximately $1 million, which expire during the years 2004 through 2009. The Company believes that it is more likely than not that all of its federal tax credits and NOL’s will be realized.

At December 31, 2003, the deferred tax asset related to the Company’s post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) was $58 million. At December 31, 2003, the Company also had a deferred tax asset related to the Company’s pension liability of $37 million. To the extent that future annual charges under FASB Statement No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the long period that is available to realize these future tax benefits and the long-term nature of the related liabilities, these items are treated as having an indefinite reversal period and a valuation allowance for this deferred tax asset is not considered necessary.

The Company had $17 million of state NOL carryforwards available at December 31, 2003. The deferred tax asset for state NOL carryforwards as reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies, and, most importantly, on projections of future taxable income. As a result of its analysis, the Company recorded an additional valuation allowance of $4.5 million in the current year as part of its income tax provision. The cumulative valuation allowance of $5.1 million as of December 31, 2003 relates to the NOL’s for thirteen specific state and local jurisdictions. Ten of these jurisdictions have a 3-5 year carryforward period, and all of the NOL’s associated with these ten jurisdictions have been included in the valuation allowance. In addition, a significant portion of the NOL’s for an additional three jurisdictions have been included in the valuation allowance to the extent that the Company does not expect to be able to utilize all of these specific NOL’s prior to their expiration in 2015-2023.

Note 12:    Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company has two reporting units, one comprised of its general line (“General Line”) service centers and the other comprised of its coil processing (“Coil Processing”) facilities. The Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result, the Company recorded an impairment charge of $91.1 million ($82.2 million after-tax) to write-off the entire goodwill amount as a cumulative effect of a change in accounting principle. The General Line goodwill impairment charge was $71.4 million after-tax while the Coil Processing goodwill impairment charge was $10.8 million after-tax.

The Financial Accounting Standards Board also issued Statement of Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which requires all business combinations after June 30, 2001 to be accounted for under the purchase method.

The following table presents a comparison of the 2003 results to 2002 and 2001 results adjusted to exclude goodwill amortization expense:

	In Millions (except per share data) Year ended December 31
	2003	2002	2001
Income (loss) before cumulative effect of change in accounting principle	$(14.1)	$(14.1)	$(60.2)
Cumulative effect of change in accounting principle	—	(82.2)	—

Reported net income (loss)	(14.1)	(96.3)	(60.2)
Addback: goodwill amortization, net of tax	—	—	4.2

Adjusted net income (loss)	$(14.1)	$(96.3)	$(56.0)

Basic earnings (loss) per share:
Reported net income (loss)	$(0.58)	$(3.89)	$(2.44)
Addback: goodwill amortization, net of tax	—	—	0.17

Adjusted net income (loss)	$(0.58)	$(3.89)	$(2.27)

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.58)	$(3.89)	$(2.44)
Addback: goodwill amortization, net of tax	—	—	0.17

Adjusted net income (loss)	$(0.58)	$(3.89)	$(2.27)

Note 13:    Earnings Per Share

	2003	2002	2001
Basic earnings (loss) per share	(Dollars and Shares in Millions (except per share data))
Income (loss) from continuing operations	$(14.1)	$(12.4)	$(60.2)
Less preferred stock dividends	0.2	0.2	0.2

Income (loss) from continuing operations available to common stockholders	(14.3)	(12.6)	(60.4)
Gain (loss) on sale of discontinued operations	—	(1.7)	—

Income (loss) before cumulative effect of change in accounting principle	(14.3)	(14.3)	(60.4)

Cumulative effect of change in accounting principle	—	(82.2)	—

Net income (loss) available to common stockholders	$(14.3)	$(96.5)	$(60.4)

Average shares of common stock outstanding	24.8	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$(0.58)	$(0.51)	$(2.44)
Gain (loss) on sale of discontinued operations	—	(0.07)	—
Cumulative effect of change in accounting principle	—	(3.31)	—

Basic earnings (loss) per share	$(0.58)	$(3.89)	$(2.44)

	2003	2002	2001
Diluted earnings (loss) per share	(Dollars and Shares in Millions (except per share data))
Income (loss) from continuing operations available to common stockholders	$(14.3)	$(12.6)	$(60.4)
Gain (loss) on sale of discontinued operations	—	(1.7)	—
Cumulative effect of change in accounting principle	—	(82.2)	—

Net income (loss) available to common stockholders and assumed conversions	$(14.3)	$(96.5)	$(60.4)

Average shares of common stock outstanding	24.8	24.8	24.8
Dilutive effect of stock options	—	—	—

Shares outstanding for diluted earnings per share calculation	24.8	24.8	24.8

Diluted earnings (loss) per share
From continuing operations	$(0.58)	$(0.51)	$(2.44)
Gain (loss) on sale of discontinued operations	—	(0.07)	—
Cumulative effect of change in accounting principle	—	(3.31)	—

Diluted earnings (loss) per share	$(0.58)	$(3.89)	$(2.44)

Options to purchase 3,871,747 shares of common stock at prices ranging from $6.43 to $48.44 per share were outstanding under the Company’s Incentive Stock Plan and Directors’ Compensation Plan during 2003, but were not included in the computation of diluted EPS because to do so would be antidilutive. In 2002, options to purchase 2,929,433 shares of common stock at prices ranging from $8.88 to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive. In 2001, options to purchase 2,973,744 shares of common stock at prices ranging from $8.88 to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in the second quarter income of $0.6 million, its allocable share of the gain on sale. This item is included in “other income and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the Consolidated Balance Sheet. The restricted cash balance has earned interest totaling $0.1 million as of December 31, 2003. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At December 31, 2003, these payments totaled $0.3 million.

Note 15:    Revenue by Product

The following table shows the Company’s percentage of sales revenue by major product lines for 2003, 2002 and 2001:

	Percentage of Sales Revenues
Product Line	2003	2002	2001
Carbon flat rolled	37%	34%	35%
Stainless and aluminum	34	33	30
Fabrication and carbon plate	13	15	16
Bars, tubing and structurals	13	14	15
Other	3	4	4

Total	100%	100%	100%

Note 16:    Commitments and Contingencies

ISC/Ispat Transaction

In 1998, Ryerson Tull, Inc. (together with its subsidiaries, the “Company”) sold its steel manufacturing segment (“ISC”) to Ispat International N.V. and certain of its affiliates (“Ispat”) pursuant to an agreement of sale and merger (the “ISC/Ispat Merger Agreement”). Pursuant to that agreement, the Company agreed to indemnify Ispat up to $90 million for losses incurred in connection with breaches of representations and warranties contained in the agreement and for expenditures and losses incurred relating to certain environmental liabilities. Ispat was required to make all such indemnification claims prior to March 31, 2000, other than claims related to tax matters, certain organizational matters and environmental matters. On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain of such claims, other than those related to environmental liabilities and certain property tax matters, for approximately $15 million, which applied against the $90 million indemnification cap. Ispat also notified the Company of certain environmental matters of which Ispat was aware, of certain environmental expenses that it had incurred or might incur, of certain property tax matters and other matters arising under ISC/Ispat Merger Agreement for which Ispat believed it was entitled to indemnification under that agreement.

In an agreement signed on September 15, 2003 (the “Settlement Agreement”), the Company and Ispat settled all environmental and other indemnification claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. The Settlement Agreement has the following key components:

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

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for- dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company has a $5.5 million liability recorded related to this guaranty to the PBGC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan.

Lease Obligations & Other

The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $71.4 million, including approximately $13.4 million in 2004, $11.8 million in 2005, $10.2 million in 2006, $7.3 million in 2007, $6.7 million in 2008 and $22.0 million thereafter.

Rental expense under operating leases totaled $16.4 million in 2003, $17.2 million in 2002 and $19.3 million in 2001.

To fulfill contractual requirements for certain customers in 2004, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated $27 million at December 31, 2003.

There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction. The amount of liability, if any, for those claims and actions at December 31, 2003 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 17:    Other Matters

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

Mexico

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Collado Ryerson, a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest. The investment is accounted for as a cash outflow from investing activities.

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. (“AHMSA”) entered into an agreement to sell the Company’s 50 percent interest in their joint venture, Ryerson de Mexico, to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture’s Guadalajara facility. The cash received from the sale of the inventory, which amounted to $2.8 million in 2002 and $8.4 million in 2001, is accounted for as cash inflow from operating activities. The Company continues to own the Guadalajara facility. In a separate transaction, on December 27, 2001, the Company sold its subsidiary, Ryerson Industries de Mexico, S.A. de C.V. to Grupo Collado, S.A. de C.V. As a result the Company recorded a $3.3 million loss in 2001 on the sale of its Mexican interests.

Tata Ryerson Limited

The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad and Chennai, India. The impact of Tata Ryerson’s operations on the Company’s results of operations has not been material in any year held since inception.

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

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Millions)

	Provisions for Allowances
Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves		Balance at End of Year
2003 Allowance for doubtful accounts	$9.9	$5.0	$(3.2	)(A)	$11.7

Valuation allowance—deferred tax assets	0.6	4.5	—		5.1

2002 Allowance for doubtful accounts	$10.7	$7.5	$(6.8	)(A)	$9.9
			(1.5	)(B)

Valuation allowance—deferred tax assets	—	0.6	—		0.6

2001 Allowance for doubtful accounts	$24.5	$7.3	$(20.2	)(A)	$10.7
			(0.9	)(B)

Valuation allowance—deferred tax assets	—	—	—		—

NOTES:

(A) Bad debts written off during the year

(B) Allowances granted during the year

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 with respect to directors of Ryerson Tull is set forth under the caption “Election of Directors” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2004, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson Tull is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.”

The information called for by this Item 10 with respect to the “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors—Audit Committee” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2004, and is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Compliance: Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during 2003 and Form 5 and amendments thereto furnished of the Company with respect to 2003, and representations from reporting persons that no Form 5 is required with respect to 2003, the Company is not aware of any person who, at any time during 2003, was a director, officer, beneficial owner of more than 10 per cent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during 2003 or the Company’s prior fiscal years.

Code of Ethics: The Company has adopted a code of ethics, that applies to its principal executive officer, principal financial officer, and principal accounting officer and controller. The text of this code of ethics is contained in the “Ryerson Tull Code of Ethics and Business Conduct” posted on the Company’s Internet website www.ryersontull.com under the reference “Investor Information—Corporate Governance.” The Company intends to satisfy its disclosure requirements regarding an amendment to, or waiver from, a provision of its code of ethics as defined by Regulation S-K Item 406 that applies to its principal executive officer, principal financial officer, controller and principal accounting officer, and that relates to any element of such code of ethics, by posting such information on its Internet website at www.ryersontull.com.

ITEM 11.    EXECUTIVE COMPENSATION.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2004, and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 with respect to the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Ryerson Tull’s definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2004, and is hereby incorporated by reference herein.

The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson Tull’s common stock and the security ownership of management is set forth under the captions “Additional Information Relating to Voting Securities” and “Security Ownership of Directors and Management” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 21, 2004, and is hereby incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 with respect to principal accountant fees and services is set forth under the caption “Auditor Matters” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 21, 2004, and is hereby incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents Filed as a Part of This Report.

Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto, and incorporated by reference herein.

(b) Reports on Form 8-K.

On January 29, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the fourth quarter of 2003 and fiscal year 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ryerson Tull, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYERSON TULL, INC

By:	/S/ NEIL S. NOVICH
Neil S. Novich
Chairman, President and Chief Executive Officer

Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

Signature	Title		Date

/S/ NEIL S. NOVICH Neil S. Novich	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)		February 27, 2004

/S/ JAY M. GRATZ Jay M. Gratz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		February 27, 2004

/S/ LILY L. MAY Lily L. May	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)		February 27, 2004

JAMESON A. BAXTER	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
RICHARD G. CLINE	Director
GARY L. CRITTENDEN	Director
JAMES A. HENDERSON	Director		By: /S/ JAY M. GRATZ Jay M. Gratz Attorney-in-fact February 27 , 2004
GREGORY P. JOSEFOWICZ	Director
MARTHA MILLER DE LOMBERA	Director
JERRY K. PEARLMAN	Director
RONALD L. THOMPSON	Director

EXHIBIT INDEX

Exhibit Number		Description
3.1		Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2		By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein).

4.1		Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)

4.2		Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)

4.3		Rights Agreement, dated as of November 25, 1997, as amended and restated as of September 22, 1999, between Ryerson Tull and Harris Trust and Savings Bank, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s amended Registration Statement on Form 8-A/A-2 filed on October 6, 1999 (File No. 1-9117), and incorporated by reference herein.)

4.4		Appointment and Assumption Agreement, dated as of December 2, 2002, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

4.5		Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.6		First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.7		Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1	*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2	*	Ryerson Tull 2002 Incentive Stock Plan, as amended

10.3	*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance

10.10*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors Compensation Plan, as amended (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Form of Change in Control Agreement

10.16*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.15.

10.17*	Form of Change in Control Agreement

10.18*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.17

10.19*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.20	*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21	*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22	*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23	*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.24	*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.25	*	Schedule to Form of Indemnification Agreement, dated June 24, 2003

21		List of Certain Subsidiaries of the Registrant

23		Consent of Independent Accountants.

24		Powers of Attorney

31.1		Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.