Form 10-Q
period 2004-03-31
RYERSON TULL INC /DE/
filed 2004-05-04
CIK 790528

First Quarter - 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,876,914 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2004	2003
NET SALES	$704.8	$548.1

Cost of materials sold	567.8	438.6

GROSS PROFIT	137.0	109.5

Warehousing and delivery	59.3	55.8
Selling, general and administrative	52.8	47.7

OPERATING PROFIT	24.9	6.0

Interest and other expense on debt	(4.9)	(5.0)

INCOME BEFORE INCOME TAXES	20.0	1.0

PROVISION FOR INCOME TAXES	8.0	0.4

NET INCOME	$12.0	$0.6

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended March 31
	2004	2003
EARNINGS PER SHARE OF COMMON STOCK
Basic	$0.48	$0.02

Diluted	$0.46	$0.02

STATEMENT OF COMPREHENSIVE INCOME
NET INCOME	$12.0	$0.6
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	0.7	1.6

COMPREHENSIVE INCOME	$12.7	$2.2

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2004	2003
OPERATING ACTIVITIES
Net income	$12.0	$0.6

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5.3	5.7
Deferred employee benefit cost	2.2	1.9
Deferred income taxes	1.8	1.4
Restructuring cash payments	(1.7)	(1.5)
Change in assets and liabilities:
Receivables	(120.8)	(50.3)
Inventories	8.6	8.3
Other assets and income tax receivable	(1.9)	(0.3)
Accounts payable	67.7	22.4
Accrued liabilities	4.3	(10.7)
Other items	0.6	1.3

Net adjustments	(33.9)	(21.8)

Net cash used for operating activities	(21.9)	(21.2)

INVESTING ACTIVITIES
Capital expenditures	(6.2)	(2.3)
Investment in joint venture	(2.0)	—
Loan to joint venture	(0.7)	—
Proceeds from sales of assets	3.4	0.5

Net cash used for investing activities	(5.5)	(1.8)

FINANCING ACTIVITIES
Proceeds from credit facility borrowings	105.0	95.0
Repayment of credit facility borrowings	(90.0)	—
Net short-term proceeds/(repayments) under credit facility	26.0	(49.0)
Net increase/(decrease) in book overdrafts	(10.2)	(15.6)
Dividends paid	(1.3)	(1.3)

Net cash provided by financing activities	29.5	29.1

Net increase in cash and cash equivalents	2.1	6.1
Cash and cash equivalents - beginning of year	13.7	12.6

Cash and cash equivalents - end of period	$15.8	$18.7

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$6.7	$6.4
Income taxes, net	0.8	1.9

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet (Unaudited)

	Dollars in Millions
	March 31, 2004		December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$15.8		$13.7
Restricted cash		1.0		1.1
Receivables less provision for allowances, claims and doubtful accounts of $11.9 and $11.7, respectively		379.3		257.8
Inventories		429.0		437.6
Income taxes receivable		4.2		4.2

Total current assets		829.3		714.4

INVESTMENTS AND ADVANCES		13.7		11.4
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$593.9		$592.4
Less accumulated depreciation	371.1	222.8	367.4	225.0

DEFERRED INCOME TAXES		144.2		146.0
INTANGIBLE PENSION ASSET		10.2		10.2
OTHER ASSETS		9.3		7.4

Total Assets		$1,229.5		$1,114.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$202.4		$144.9
Accrued liabilities		68.7		66.1

Total current liabilities		271.1		211.0

LONG-TERM DEBT		307.3		266.3
DEFERRED EMPLOYEE BENEFITS		257.0		254.8

Total liabilities		835.4		732.1

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		394.1		382.3

Total Liabilities and Stockholders’ Equity		$1,229.5		$1,114.4

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and March 31, 2003 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2/INVENTORIES

Inventories were classified as follows:

	March 31, 2004	December 31, 2003
	(Dollars in Millions)
In process and finished products	$428.8	$437.4
Supplies	0.2	0.2

Total	$429.0	$437.6

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $146 million and $61 million on March 31, 2004 and December 31, 2003, respectively.

NOTE 3/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended March 31
	2004	2003
Basic earnings per share
Income from continuing operations	$12.0	$0.6
Less preferred stock dividends	0.1	—

Net income available to common stockholders	$11.9	$0.6

Average shares of common stock outstanding	24.9	24.8

Basic earnings per share	$0.48	$0.02

Diluted earnings per share
Net income available to common stockholders	$11.9	$0.6

Average shares of common stock outstanding	24.9	24.8
Dilutive effect of stock options	0.8	0.1

Shares outstanding for diluted earnings per share calculation	25.7	24.9

Diluted earnings per share	$0.46	$0.02

Options to purchase 1,653,187 shares of common stock at prices ranging from $16.03 per share to $48.44 per share were outstanding during the first quarter of 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. In the first quarter of 2003, options to purchase 4,050,658 shares of common stock at prices ranging from $6.63 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 4/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the periods ended March 31, 2004 and March 31, 2003, respectively (in millions, except per share data):

	Three Months Ended March 31
	2004	2003
Net income – as reported	$12.0	$0.6
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.3

Net income – pro forma	$11.8	$0.3

Earnings per share – as reported	$0.48	$0.02

Earnings per share – pro forma	$0.47	$0.01

NOTE 5/RESTRUCTURING CHARGES

2003

In the fourth quarter of 2003, the Company recorded a charge of $3.8 million as a result of consolidating plants in the Midwest and South regions of the United States. Included in the charge was severance for 58 employees. Also included was $0.9 million for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the $3.8 million charge will be completed by mid-2004. In the third quarter of 2003, the Company recorded a charge of $0.9 million as a result of consolidating plants in the East and Central Mountain regions and consolidating sales and administrative services in the Pacific Northwest. Included in the charge was severance for 53 employees. The restructuring actions associated with the $0.9 million charge have been completed. In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consisted of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed.

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. This charge consisted of employee-related and tenancy costs and will be used for future cash outlays. During the first quarter of 2004, the Company utilized $0.8 million of the $5.3 million charge. The March 31, 2004 reserve balance of $1.1 million is related primarily to employee costs and will be paid through 2005.

2002

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consisted primarily of employee-

related cash costs. Included in the charge was severance for 40 employees. The restructuring actions have been completed. During the first quarter of 2003, the Company utilized the remaining year-end 2002 reserve balance of $0.3 million.

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consisted of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $0.9 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During the first quarter of 2004, the Company utilized $0.2 million of the 2001 restructuring reserve. The March 31, 2004 reserve balance of $1.3 million is related to employee and tenancy costs.

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

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. Based on court rulings in the fourth quarter of 2003, the Company recorded an additional $0.9 million reserve for future lease payments for a facility closed in the 2000 restructuring. During the first quarter of 2004, the Company utilized $0.7 million of the restructuring reserve. The March 31, 2004 reserve balance of $2.7 million is related to tenancy and other costs that will be paid through 2008.

NOTE 6/COMMITMENTS AND CONTINGENCIES

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

Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis. As of March 31, 2004, Ispat has made the required monthly pension contributions reducing the Letter of Credit to $25.0 million.

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

Other Matters

The Company is currently a defendant in antitrust litigation; the Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows. There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction and the antitrust litigation. The amount of liability, if any, for these claims and actions at March 31, 2004 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 7/RESTRICTED CASH

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in that quarter income of $0.6 million, its allocable share of the gain on sale. This item was included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, was recorded as “restricted cash” in the balance sheet. The restricted cash balance has earned interest totaling $0.1 million as of March 31, 2004. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At March 31, 2004, these payments totaled $0.4 million.

NOTE 8/RETIREMENT BENEFITS

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). Beginning with the quarter ended on March 31, 2004, SFAS 132 requires the disclosure of the following information regarding the Corporation’s pension and postretirement medical benefit plans.

	Pension Benefits		Other Benefits
	Quarter Ended March 31
	Dollars in Millions
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1	$1	$1	$1
Interest cost	6	6	2	3
Expected return on assets	(7)	(7)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	2	1	1	—

Net periodic benefit cost	$2	$1	$3	$3

Contributions

The Company has no required ERISA contributions for 2004, but may elect to make a voluntary contribution to improve the funded ratio of the plan. At March 31, 2004, the Company does not have an estimate of such potential contribution in 2004.

NOTE 9/RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides that a nontaxable federal subsidy will be paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit that is at least “actuarially equivalent” to the Medicare benefit.

The Company sponsors certain postretirement medical benefit plans which provide prescription drugs and the receipt of the federal subsidy defined by the Act would reduce the liability for such plans and the annual cost. However, at the present time, the Company does not have sufficiently reliable information available to measure the effects of the Act. The detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency. In addition, the magnitude of the subsidy for a sponsor depends on how many Medicare eligible retired plan participants choose not to enroll in the voluntary Medicare plan. Furthermore, the FASB has indicated that specific authoritative guidance on the accounting for the federal subsidy is under review and not yet resolved.

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position document which acknowledged the issues associated with measuring and recognizing the effect of the Act at this point in time and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy is issued. The Company has elected to defer the accounting for the effects of the Act in accordance with the FASB Staff Position. Readers of the financial statements should note that the Accumulated Postretirement Benefit Obligation (APBO) and the net periodic postretirement benefit cost disclosed in prior financial statements do not reflect the effects of the Act. Readers should also note that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change these financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of First Quarter 2004 to First Quarter 2003

For the first quarter of 2004, the Company reported consolidated net income of $12.0 million, or $0.46 per diluted share, as compared with net income of $0.6 million, or $0.02 per diluted share, in the year-ago quarter.

Sales for the first quarter of 2004 of $704.8 million increased 29 percent from the same period a year ago as the Company benefited from increased demand from the metals-consuming sector of the economy. Average selling price increased 14 percent, while volume increased 13 percent from the first quarter of 2003. Tons shipped in the first quarter of 2004 increased to 727,500 from 642,600 in the year-ago period.

Gross profit per ton of $188 in the first quarter of 2004 increased from $170 per ton in the year-ago quarter. The increase was the result of higher average selling price, but at a slightly lower margin. The majority of the increase in average selling price reflects the pass-through of supplier cost surcharges to customers. The gross margin percentage in the first quarter of 2004 was 19.4 percent compared to 20.0 percent a year ago.

Total operating expenses increased 8 percent to $112.1 million in the first quarter of 2004 from $103.5 million a year ago. On a per ton basis, first quarter 2004 total operating expenses decreased to $154 per ton from $161 per ton in the year-ago period. Warehousing and delivery expenses increased 6 percent to $59.3 million in the first quarter of 2004 from $55.8 million a year ago. The increase was due to the impact of the higher volume on variable expenses, primarily delivery expenses, and to higher group insurance costs. Selling, general and administrative expenses increased 11 percent to $52.8 million in the first quarter of 2004 from $47.7 million a year ago. The increase was primarily due to higher bonus accruals and higher pension and group insurance costs.

For the quarter, the Company reported an operating profit of $24.9 million, or $34 per ton, compared to operating income of $6.0 million, or $9 per ton, in the year-ago period.

Liquidity and Capital Resources

The Company had cash and cash equivalents at March 31, 2004 of $15.8 million, compared to $13.7 million at December 31, 2003. Net cash used for operating activities was $21.9 million in the first quarter of 2004, including a $120.8 million increase in accounts receivable due to increased sales in the first quarter of 2004 compared to the fourth quarter of 2003 and a $67.7 million increase in accounts payable due to increases in the cost of materials. Net cash used for investing activities was $5.5 million which included capital expenditures of $6.2 million, a $2.0 million investment in a joint venture in Mexico and $2.7 million proceeds from the sale of a facility in Guadalajara, Mexico.

At March 31, 2004, the Company had $207 million outstanding funded borrowing under its revolving credit agreement, $43 million of letters of credit issued under the credit facility and $155 million available under the $450 million revolving credit agreement, compared to $151 million available on December 31, 2003. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, up to a maximum of $450 million. At March 31, 2004, availability was further reduced by a $45 million of availability blocks. $15 million of the availability blocks will become available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. In addition, the availability blocks will increase each quarter beginning in April 2005 through the maturity of the Company’s 9 1/8% Notes in July 2006. (See discussion of Notes below). These additional blocked amounts will be used to repay the Notes at maturity. The total increase in the availability block over the six quarters (second quarter of 2005 through July of 2006) will equal the outstanding principal value of the Notes, which is currently $100 million. Letters of credit issued under the facility also reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable. At March 31, 2004, the weighted average interest rate on borrowings under the credit facility was 3.9 percent.

Proceeds from credit facility borrowings and repayments of credit facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds/(repayments) under the credit facility represent borrowings under the Company’s revolving credit facility with original maturities less than three months. The combined effect of all of the above resulted in an increase in borrowings under the revolving credit facility of $41 million in the first three months of 2004. As a result, long-term debt in the Consolidated Balance Sheet increased from $266.3 million at December 31, 2003 to $307.3 million at March 31, 2004. The increase in borrowings was attributable to higher working capital requirements.

The following table presents contractual obligations at March 31, 2004:

	Payments Due by Period
	March 31, 2004
	(Dollars in Millions)
Contractual Obligations *	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Note	$100	$—	$100	$—	$—
Revolving Credit Agreement	207		207	—	—
Interest on Long-Term Note and Revolving Credit Agreement	43	17	26	—	—
Purchase Obligations	27	27	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	70	13	22	14	21

Total	$447	$57	$355	$14	$21

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion below).

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company would be prohibited from repurchasing the 2006 Notes until the maturity date and would be limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of March 31, 2004, the Company was not subject to the most restrictive limitations.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company. The revolving credit agreement also includes cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at March 31, 2004.

The Company believes that cash flow from operations and proceeds from the revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements for the next year. The current $450 million credit facility terminates at December 19, 2006. The Company believes that it will be able to obtain a replacement credit facility secured by the Company’s inventory and accounts receivable. Additionally, the Company believes that new public or private debt financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Pension Plan”) was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of the Ispat Pension Plan and to secure Ispat Pension Plan unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan. In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “Letter of Credit”), on a year-to-year basis until December 20, 2006. On September 15, 2003, the Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below under the heading “ISC/Ispat Transaction.” As of March 31, 2004, Ispat is in compliance with all terms of the agreement and has made the required monthly pension contributions. As part of those agreements the Letter of Credit has been reduced to $25.0 million at March 31, 2004.

At December 31, 2003, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s consolidated net worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at March 31, 2004.

At year-end 2003, pension liabilities exceeded trust assets by $102 million. The Company does not have any ERISA-required pension contribution funding in 2004 but could have future sizable pension contribution requirements. Future contribution requirements depend on the investment returns on plan assets and the impact on pension liabilities due to discount rates. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2004.

Mexican Joint Venture

In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Collado Ryerson, a joint venture in Mexico with G. Collado S.A. de C.V. After equal contributions from both joint venture partners, the Company’s ownership interest remained at 49.99%. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006.

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

Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis. Ispat agreed to reimburse the Company for fees or expenses (including interest expenses) payable to the provider or other person participating in the Letter of Credit (or any extension or replacement thereof) incurred by the Company in connection with (i) the Letter of Credit, (ii) any extension or replacement of the Letter of Credit, or (iii) any PBGC draw on the Letter of Credit or on any extension or replacement of the Letter of Credit. As of March 31, 2004, Ispat is in compliance with the terms of the agreement and has made the required monthly pension contributions. As a result, the Letter of Credit has been reduced to $25.0 million at March 31, 2004 and Company incurred fees have been reimbursed by Ispat.

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

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company has a $5.5 million liability recorded related to this guaranty to the PBGC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan. As of March 31, 2004, Ispat has made the first three scheduled monthly Contributions and the Letter of Credit has been reduced to $25.0 million.

Subsequent Event

As of May 4, 2004, Ispat is in compliance with the terms of the agreement and has made the required monthly pension contributions. As a result, the Letter of Credit has been reduced to $22.2 million and Company-incurred fees have been reimbursed by Ispat.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $314 million at March 31, 2004 and $273 million at December 31, 2003, as compared with the carrying value of $307 million and $266 million at March 31, 2004 and December 31, 2003, respectively.

Item 4. Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period covered by this Report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued the Company and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc. and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit, has answered the complaint denying all claims and allegations, and has filed a Motion for Summary Judgment. Trial is set for June 2004. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its results of operations, financial condition, or cash flows.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004, the Company had no issuer repurchases to be reported pursuant to Regulation S-K Item 703 of the Securities Exchange Act of 1934.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 21, 2004.

(b)	See the response to Item 4(c) below.

(c)	The election of seven nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

NOMINEE	AFFIRMATIVE VOTES	VOTES WITHHELD
Jameson A. Baxter	19,276,875	3,222,850
Richard G. Cline	19,442,400	3,057,325
James A. Henderson	19,695,864	2,803,861
Gregory P. Josefowicz	19,454,271	3,045,454
Martha Miller de Lombera	19,948,396	2,551,329
Neil S. Novich	19,888,112	2,611,613
Jerry K. Pearlman	19,717,437	2,782,288

The results of the voting for the election of PricewaterhouseCoopers LLP to audit the accounts of the Company and its subsidiaries for 2004 are as follows:

FOR	AGAINST	ABSTAIN
21,755,959	686,260	57,506

The results of the voting for approval of the Ryerson Tull 2002 Incentive Stock Plan as amended (the “2002 Plan”) are as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
9,531,023	7,723,940	66,128	5,178,634

There were no matters voted upon at the meeting, other than approval of the 2002 Plan, to which broker non-votes applied

(d)	Not applicable.

Item	6. Exhibits and Report on Form 8-K.

(a)	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K.

On April 1, 2004, the Company filed a Current Report on Form 8-K announcing that the Board of Directors of the Company approved an amendment and restatement (the “Restatement”) of the Rights Agreement, between the Company and The Bank of New York (the “Rights Agent”), as successor Rights Agent to Harris Trust and Savings Bank (the “Rights Agreement”). The Restatement removes provisions in the Rights Agreement that provided that, during the six month period following a change of control of the Board of Directors of the Company (resulting in a majority of the Board of Directors being comprised of persons who were not nominated by the Board of Directors in office immediately prior to such election) that occurs within nine months after an unsolicited third party acquisition or business combination proposal, the Rights would only be redeemable by the Board of Directors either (1) if they have followed certain prescribed procedures or (2) in any other case, provided that, if in any such other case their decision regarding redemption and any acquisition or business combination is challenged as a breach of fiduciary duty of care or loyalty, the directors can establish the entire fairness of such decision without the benefit of any business judgment rule or other presumption.

On April 30, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

	By:	/s/ Lily L. May
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: May 4, 2004

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Dollars in Millions
	March 31, 2004		December 31, 2003
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value)
- 79,968 shares issued and outstanding as of March 31, 2004 and 80,003 as of December 31, 2003		$0.1		$0.1
Common stock ($1 par value)
- 50,556,350 shares issued as of March 31, 2004 and December 31, 2003		50.6		50.6
Capital in excess of par value		860.1		861.2
Retained earnings
Balance beginning of year	$320.7		$339.9
Net income (loss)	12.0		(14.1)
Dividends
Series A preferred stock -
$0.60 per share in 2004 and $2.40 per share in 2003	(0.1)		(0.2)
Common Stock -
$ .05 per share in 2004 and $ .20 per share in 2003	(1.2)	331.4	(4.9)	320.7

Restricted stock awards		(0.1)		(0.1)
Treasury stock, at cost
- 25,680,764 as of March 31, 2004 and 25,730,465 as of December 31, 2003		(750.5)		(752.0)
Accumulated other comprehensive income (loss)
Minimum pension liability	(100.3)		(100.3)
Foreign currency translation	2.8	(97.5)	2.1	(98.2)

Total Stockholders’ Equity		$394.1		$382.3

EXHIBIT INDEX

Exhibit Number	Description
3.1	Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein).
4.1	Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
4.2	Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
4.3	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)
4.4	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
4.5	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.6	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)
10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Appendix B to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 10, 2004 that was furnished to stockholders in connection with the annual meeting held April 21, 2004, and incorporated by reference herein.)
10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)
10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)
10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.10*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.11*	Ryerson Tull Directors Compensation Plan, as amended (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)
10.12*	Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)
10.13*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
10.14*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)
10.15*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.16*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.15 (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.17*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.18*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.17 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.19*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.20*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.21*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.22*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)
10.23*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)
10.24*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.25*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.