Form 10-Q
period 2004-06-30
RYERSON TULL INC /DE/
filed 2004-08-05
CIK 790528

Second Quarter – 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,932,475 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of July 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

NET SALES	$794.7	$542.4	$1,499.5	$1,090.5

Cost of materials sold	646.3	438.7	1,214.1	877.3

GROSS PROFIT	148.4	103.7	285.4	213.2

Warehousing and delivery	61.0	56.9	120.3	112.7
Selling, general and administrative	52.2	47.3	105.0	95.0
Restructuring and plant closure costs	0.6	1.5	0.6	1.5
Gain on the sale of assets	(2.3)	—	(2.3)	—

OPERATING PROFIT (LOSS)	36.9	(2.0)	61.8	4.0

Other revenue and expense, net	—	—	0.1	0.1
Interest and other expense on debt	(5.1)	(4.8)	(10.0)	(9.8)

INCOME (LOSS) BEFORE INCOME TAXES	31.8	(6.8)	51.9	(5.7)

PROVISION (BENEFIT) FOR INCOME TAXES	11.8	(2.7)	19.9	(2.3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	20.0	(4.1)	32.0	(3.4)

DISCONTINUED OPERATIONS
Adjustment to gain on sale, net of tax	1.2	—	1.2	—

NET INCOME (LOSS)	$21.2	$(4.1)	$33.2	$(3.4)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income (loss) from continuing operations	$0.80	$(0.17)	$1.28	$(0.14)
Discontinued operations – adjustment to gain on sale	0.05	—	0.05	—

Net income (loss)	$0.85	$(0.17)	$1.33	$(0.14)

Diluted:
Income (loss) from continuing operations	$0.78	$(0.17)	$1.25	$(0.14)
Discontinued operations – adjustment to gain on sale	0.05	—	0.05	—

Net income (loss)	$0.83	$(0.17)	$1.30	$(0.14)

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$21.2	$(4.1)	$33.2	$(3.4)

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	(0.3)	2.4	0.4	4.0

COMPREHENSIVE INCOME (LOSS)	$20.9	$(1.7)	$33.6	$0.6

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Six Months Ended June 30
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$33.2	$(3.4)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10.6	11.5
Deferred employee benefit cost	4.4	3.7
Deferred income taxes	5.3	(1.5)
Restructuring and plant closure costs, net of cash payments	(1.9)	(0.1)
Discontinued operations - adjustment to the gain on the sale, net of tax	(1.2)	—
Gain on the sale of assets	(2.3)	—
Change in assets and liabilities:
Receivables	(141.6)	(29.1)
Inventories	(24.3)	16.9
Other assets and income tax receivable	2.7	1.5
Accounts payable	74.2	56.4
Accrued liabilities	13.0	(0.9)
Other items	(0.3)	2.0

Net adjustments	(61.4)	60.4

Net cash provided by (used for) operating activities	(28.2)	57.0

INVESTING ACTIVITIES
Capital expenditures	(13.9)	(4.9)
Investment in joint venture	(2.0)	—
Loan to joint venture	(2.2)	—
Proceeds from sales of assets	6.2	2.9

Net cash used for investing activities	(11.9)	(2.0)

FINANCING ACTIVITIES
Proceeds from credit facility borrowings	205.0	100.0
Repayment of credit facility borrowings	(160.0)	(15.0)
Net short-term proceeds/(repayments) under credit facility	2.0	(100.0)
Net increase/(decrease) in book overdrafts	—	(13.9)
Dividends paid	(2.6)	(2.6)

Net cash provided by (used for) financing activities	44.4	(31.5)

Net increase in cash and cash equivalents	4.3	23.5
Cash and cash equivalents - beginning of year	13.7	12.6

Cash and cash equivalents - end of period	$18.0	$36.1

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$8.6	$8.7
Income taxes, net	6.4	(1.6)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet (Unaudited)

	Dollars in Millions
	June 30, 2004		December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$18.0		$13.7
Restricted cash		1.0		1.1
Receivables less provision for allowances, claims and doubtful accounts of $12.8 and $11.7, respectively		401.6		257.8
Inventories		461.9		437.6
Income taxes receivable		—		4.2

Total current assets		882.5		714.4

INVESTMENTS AND ADVANCES		14.8		11.4

PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$599.5		$592.4
Less accumulated depreciation	375.0	224.5	367.4	225.0

DEFERRED INCOME TAXES		137.2		146.0

INTANGIBLE PENSION ASSET		10.2		10.2

OTHER ASSETS		8.9		7.4

Total Assets		$1,278.1		$1,114.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$219.1		$144.9
Salaries, wages and commissions		24.5		18.3
Other accrued liabilities		47.9		47.8

Total current liabilities		291.5		211.0

LONG-TERM DEBT		313.3		266.3

DEFERRED EMPLOYEE BENEFITS AND OTHER		259.2		254.8

Total liabilities		864.0		732.1

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (Schedule A)		414.1		382.3

Total Liabilities and Stockholders’ Equity		$1,278.1		$1,114.4

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 / FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 / INVENTORIES

Inventories were classified as follows:

	June 30, 2004	December 31, 2003
	(Dollars in Millions)
In process and finished products	$461.7	$437.4
Supplies	0.2	0.2

Total	$461.9	$437.6

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $191 million and $61 million on June 30, 2004 and December 31, 2003, respectively.

NOTE 3 / EARNINGS PER SHARE

	Dollars and Shares in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Basic earnings (loss) per share

Income (loss) from continuing operations	$20.0	$(4.1)	$32.0	$(3.4)
Less preferred stock dividends	—	—	0.1	0.1

Income (loss) from continuing operations available to common shareholders	$20.0	$(4.1)	$31.9	$(3.5)
Discontinued operations - adjustment to the gain on sale	1.2	—	1.2	—

Net income (loss) available to common stockholders	$21.2	$(4.1)	$33.1	$(3.5)

Average shares of common stock outstanding	24.9	24.8	24.9	24.8

Basic earnings (loss) per share from continuing operations	$0.80	$(0.17)	$1.28	$(0.14)
Discontinued operations - adjustment to the gain on sale	0.05	—	0.05	—

Net income (loss) per share	$0.85	$(0.17)	$1.33	$(0.14)

Diluted earnings per share

Income (loss) from continuing operations available to common stockholders	$20.0	$(4.1)	$31.9	$(3.5)
Discontinued operations - adjustment to the gain on sale	1.2	—	1.2	—
Effect of convertible preferred stock	—	—	0.1	—

Net income (loss) available to common stockholders and assumed conversions	$21.2	$(4.1)	$33.2	$(3.5)

Average shares of common stock outstanding	24.9	24.8	24.9	24.8
Dilutive effect of stock options	0.5	—	0.6	—
Stock based compensation	0.1	—	0.1	—
Convertible securities	0.1	—	0.1	—

Shares outstanding for diluted earnings per share calculation	25.6	24.8	25.7	24.8

Diluted earnings (loss) per share from continuing operations	$0.78	$(0.17)	$1.25	$(0.14)
Discontinued operations - adjustment to the gain on sale	0.05	—	0.05	—

Net income (loss) per share	$0.83	$(0.17)	$1.30	$(0.14)

Options to purchase 1,565,490 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding during the second quarter and first six months of 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. In the second quarter and the first six months of 2003, options to purchase 4,043,776 shares of common stock at prices ranging from $6.43 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

NOTE 4 / STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month and six month periods ended June 30, 2004 and 2003, respectively (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income (loss) - as reported	$21.2	$(4.1)	$33.2	$(3.4)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.4	0.4	0.8

Net income (loss) - pro forma	$21.0	$(4.5)	$32.8	$(4.2)

Earnings per share:
Basic - as reported	$0.85	$(0.17)	$1.33	$(0.14)

Basic - pro forma	$0.84	$(0.18)	$1.31	$(0.17)

Diluted - as reported	$0.83	$(0.17)	$1.30	$(0.14)

Diluted - pro forma	$0.82	$(0.18)	$1.28	$(0.17)

NOTE 5 / RESTRUCTURING CHARGES

2004

In the second quarter of 2004, the Company recorded a charge of $0.6 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 3 employees. The restructuring actions associated with the charge will be completed by year-end 2004. The $0.6 million charge will be used for future cash outlays. During the second quarter of 2004, the Company utilized $0.5 million of the $0.6 million reserve.

2003

In the fourth quarter of 2003, the Company recorded a charge of $3.8 million as a result of consolidating plants in the Midwest and South regions of the United States. Included in the charge was severance for 58 employees. Also included was $0.9 million for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the $3.8 million charge have been completed. In the third quarter of 2003, the Company recorded a charge of $0.9 million as a result of consolidating plants in the East and Central Mountain regions and consolidating sales and administrative services in the Pacific Northwest. Included in the charge was severance for 53 employees. The restructuring actions associated with the $0.9 million charge have been completed. In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consisted of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed.

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. This charge consisted of employee-related and tenancy costs and will be used for future cash outlays. During the second quarter and first six months of 2004, the Company utilized $0.4 million and $1.2 million, respectively, of the $5.3 million charge. The June 30, 2004 reserve balance of $0.7 million is related primarily to employee costs and will be paid through 2005.

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

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consisted of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $0.9 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During the second quarter and first six months of 2004, the Company utilized $0.2 million and $0.4 million, respectively, of the 2001 restructuring reserve. The June 30, 2004 reserve balance of $1.1 million is related to employee and tenancy costs.

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

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. Based on court rulings in the fourth quarter of 2003, the Company recorded an additional $0.9 million reserve for future lease payments for a facility closed in the 2000 restructuring. During the second quarter and first six months of 2004, the Company utilized $0.2 million and $0.9 million, respectively, of the restructuring reserve. The June 30, 2004 reserve balance of $2.5 million is related to tenancy and other costs that will be paid through 2008.

NOTE 6 / COMMITMENTS AND CONTINGENCIES

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

Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis. As of June 30, 2004, Ispat has made the required monthly pension contributions reducing the Letter of Credit to $16.7 million.

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

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company had a $5.5 million liability recorded related to this guaranty to the PBGC. Except for these claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan. During the second quarter of 2004, based on Ispat making the required monthly pension contributions to date, the Company reduced the liability related to the PBGC guarantee to $3.5 million and recorded a favorable $1.2 million after-tax adjustment to the gain on the sale of the Inland Steel Company.

Other Matters

The Company is currently a defendant in antitrust litigation; the Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows. There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction and the antitrust litigation. The amount of liability, if any, for these claims and actions at June 30, 2004 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 7 / RESTRICTED CASH

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in that quarter income of $0.6 million, its allocable share of the gain on sale. This item was included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, was recorded as “restricted cash” in the balance sheet. The restricted cash balance has earned interest totaling $0.1 million as of June 30, 2004. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At June 30, 2004, these payments totaled $0.4 million.

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

For the quarter ended June 30:

	Pension Benefits		Other Benefits
	Dollars in Millions
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1	$1	$1	$1
Interest cost	6	6	2	3
Expected return on assets	(7)	(7)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	2	1	1	—

Net periodic benefit cost	$2	$1	$3	$3

For the six month period ended June 30:

	Pension Benefits		Other Benefits
	Dollars in Millions
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1	$2	$1	$1
Interest cost	13	12	5	6
Expected return on assets	(15)	(14)	—	—
Amortization of prior service cost	1	1	(2)	(1)
Recognized actuarial loss	4	1	2	1

Net periodic benefit cost	$4	$2	$6	$7

Contributions

The Company has no required ERISA contributions for 2004, but the Company intends to make a voluntary contribution of $21.5 million by September 15, 2004.

NOTE 9/RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides that a nontaxable federal subsidy will be paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company sponsors certain postretirement medical benefit plans which provide prescription drugs and the receipt of the federal subsidy defined by the Act would reduce the liability for such plans and the annual cost.

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position document which acknowledged issues associated with measuring and recognizing the effect of the Act and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position SFAS No.106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Act. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributed to past service as an actuarial experience gain and as a reduction of the service cost component of net periodic health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to the Medicare benefit. The Company is currently evaluating the impact of the Act and will adopt FSP 106-2 in the third quarter of 2004. Based on the proposed rules for implementation, the Company does not believe that the Act will have a material impact on the Company’s financial position, results of operation or cash flows.

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

NOTE 10/SUBSEQUENT EVENTS

As of August 4, 2004, Ispat is in compliance with the terms of the Settlement Agreement and has made the required monthly pension contributions. As a result, the Letter of Credit has been reduced to $13.9 million and Company-incurred fees have been reimbursed by Ispat.

On July 30, 2004, the Company completed its acquisition of J & F Steel, LLC (“J & F”) for $55.3 million in cash, subject to a post-closing adjustment. The Company funded the transaction by drawing on its revolving credit facility.

The Company amended the revolving credit agreement effective on July 30, 2004 simultaneous with the close of the J & F transaction. The amendment included an increase in the size of the facility from $450 million to $525 million and an extension of the final maturity date from December 19, 2006 to July 30, 2008. The availability blocks increased from $45 million to $50 million, of which $30 million remains available only upon the consent of lenders holding 85 percent of facility commitments. The remaining $20 million of blocks becomes available if the Company meets certain financial ratios. The Company has met the required financial ratio as of the date of this filing and expects to have the $20 million block lifted in the third quarter of 2004. The increase in the availability blocks from April 2005 through the maturity of the outstanding $100 million Notes in July 2006 remain as described in the Liquidity and Capital Resources section of Item 2. All other terms and conditions of the revolving credit agreement remain materially the same as previously disclosed. The Company expects to pay approximately $1.5 million in the third quarter of 2004 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Comparison of Second Quarter 2004 to Second Quarter 2003

For the second quarter of 2004, the Company reported consolidated net income of $21.2 million, or $0.83 per diluted share, as compared with a net loss of $4.1 million, or $0.17 per diluted share, in the year-ago quarter.

Included in the second quarter 2004 results are a pretax charge of $0.6 million, $0.4 million after-tax or $0.01 per share, for future cash outlays associated with a workforce reduction. The Company expects to realize future annual cost and cash flow savings of $0.2 million from this restructuring action. The second quarter of 2004 also includes a $2.3 million pretax, $1.4 million after-tax or $0.06 per share, gain on the sale of property in California and a $1.2 million, or $0.05 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company. Included in the second quarter 2003 results is a pretax charge of $1.5 million, $0.9 million after-tax or $0.04 per share, for costs associated with a workforce reduction.

Sales for the second quarter of 2004 increased 47 percent to $794.7 million from the same period a year ago. The Company benefited from higher metals prices due to tight metals supplies and from increased demand from the metals-consuming sector of the economy. Average selling price increased 33 percent, while volume increased 10 percent, from the second quarter of 2003. Tons shipped in the second quarter of 2004 increased to 687,900 from 625,800 in the year-ago period.

Gross profit per ton of $216 in the second quarter of 2004 increased from $166 per ton in the year-ago quarter as a result of the higher average selling prices. Gross profit as a percent of sales in the second quarter of 2004 declined to 18.7 percent from 19.1 percent a year ago, primarily as a result of increased material cost surcharges, which are passed-through without mark-up to contractual customers.

Total operating expenses increased 5 percent to $111.5 million in the second quarter of 2004 from $105.7 million a year ago. On a per ton basis, second quarter 2004 total operating expenses decreased to $162 per ton from $169 per ton in the year-ago period. Warehousing and delivery expenses increased 7 percent to $61.0 million in the second quarter of 2004 from $56.9 million a year ago. The increase was due to the impact of the higher volume on variable expenses, primarily delivery expenses, and to higher operating supplies and group insurance costs. Selling, general and administrative expenses increased 11 percent to $52.2 million in the second quarter of 2004 from $47.3 million a year ago. The increase was primarily due to higher bonus accruals and higher pension and group insurance costs. Second quarter 2004 operating expenses also include the $0.6 million restructuring charge and $2.3 million gain on the sale of assets discussed above. Second quarter 2003 operating expenses also include the $1.5 million restructuring charge discussed above.

For the quarter, the Company reported an operating profit of $36.9 million, or $54 per ton, compared to an operating loss of $2.0 million, or $3 per ton, in the year-ago period.

Results of Operations - Comparison of First Six Months 2004 to First Six Months 2003

For the first six months of 2004, the Company reported consolidated net income of $33.2 million, or $1.30 per diluted share, as compared with a net loss of $3.4 million, or $0.14 per diluted share, in the year-ago period.

Included in the 2004 results are a pretax charge of $0.6 million, $0.4 million after-tax or $0.01 per share,

for future cash outlays associated with a workforce reduction. 2004 results also include a $2.3 million pretax, $1.4 million after-tax or $0.06 per share, gain on the sale of property in California and a $1.2 million, or $0.05 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company.

Included in the first six months of 2003 results is a pretax charge of $1.5 million, $0.9 million after-tax or $0.04 per share, for costs associated with a workforce reduction.

Sales for the first six months of 2004 increased 38 percent to $1,499.5 million from the same period a year ago as average selling price increased 23 percent and volume increased 12 percent.

Gross profit per ton of $202 in the first six months of 2004 increased from $168 per ton in the year-ago period due to the 23 percent increase in average selling price. The gross profit as a percent of sales declined to 19.0 percent from 19.5 percent in the year-ago period, primarily as a result of increased material cost surcharges, which are passed-through without mark-up to contractual customers.

Total operating expenses increased 7 percent to $223.6 million in the first six months of 2004 from $209.2 million a year ago. On a per ton basis, 2004 total operating expenses decreased to $158 per ton from $165 per ton in the year-ago period. Warehousing and delivery expenses increased 7 percent to $120.3 million in the first six months of 2004 from $112.7 million a year ago. The increase was due to the impact of the higher volume on variable expenses, primarily delivery expenses, and to higher operating supplies and group insurance costs. Selling, general and administrative expenses increased 11 percent to $105.0 million in the first six months of 2004 from $95.0 million a year ago. The increase was primarily due to higher bonus accruals and higher pension and group insurance costs. Operating expenses for the first six months of 2004 also include the $0.6 million restructuring charge and $2.3 million gain on the sale of assets discussed above. Operating expenses in the first six months of 2003 also include the $1.5 million restructuring charge discussed above.

For the first six months of 2004, the Company reported an operating profit of $61.8 million, or $44 per ton, compared to an operating profit of $4.0 million, or $3 per ton, in the year-ago period.

Liquidity and Capital Resources

The Company had cash and cash equivalents at June 30, 2004 of $18.0 million, compared to $13.7 million at December 31, 2003. Net cash used for operating activities was $28.2 million in the first six months of 2004, including a $141.6 million increase in accounts receivable due to increased sales in the first six months of 2004 compared to 2003 and a $74.2 million increase in accounts payable due to increases in the cost of materials. Net cash used for investing activities was $11.9 million, which included capital expenditures of $13.9 million, a $2.0 million investment in a joint venture in Mexico, $2.7 million proceeds from the sale of a facility in Guadalajara, Mexico, and $2.4 million proceeds from the sale of property in California.

At June 30, 2004, the Company had $213 million outstanding funded borrowing under its revolving credit agreement, $34 million of letters of credit issued under the credit facility and $158 million available under the $450 million revolving credit agreement, compared to $151 million available on December 31, 2003. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, up to a maximum of $450 million. At June 30, 2004, availability was further reduced by $45 million of availability blocks. Fifteen million dollars of the availability blocks becomes available if the Company meets certain financial ratios. The remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. In addition, the availability blocks will increase each quarter beginning in April 2005 through the maturity of the Company’s 9 1/8% Notes in July 2006. (See discussion of Notes below). These additional blocked amounts will be used to repay the Notes at maturity. The total increase in the availability block over the six quarters (second quarter of 2005 through July of 2006) will equal the outstanding principal value of the Notes, which is currently $100 million. Letters of credit issued under the facility also reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable. At June 30, 2004, the weighted average interest rate on borrowings under the credit facility was 3.6 percent. The Company amended the revolving credit agreement effective on July 30, 2004 simultaneously with the close of the J&F Steel transaction. The amendment is outlined in the subsequent events section below.

Proceeds from credit facility borrowings and repayments of credit facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds/(repayments) under the credit facility represent borrowings under the Company’s revolving credit facility with original maturities less than three months. The combined effect of all of the above resulted in an increase in borrowings under the revolving credit facility of $47 million in the first six months of 2004. As a result, long-term debt in the Consolidated Balance Sheet increased from $266.3 million at December 31, 2003 to $313.3 million at June 30, 2004. The increase in borrowings was attributable to higher working capital requirements.

The following table presents contractual obligations at June 30, 2004:

	Payments Due by Period June 30, 2004 (Dollars in Millions)
Contractual Obligations *	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Note	$100	$—	$100	$—	$—
Revolving Credit Agreement	213		213	—	—
Interest on Long-Term Note and Revolving Credit Agreement	40	17	23	—	—
Purchase Obligations	52	52	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	69	14	22	14	19

Total	$474	$83	$358	$14	$19

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion below).

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company would be prohibited from repurchasing the 2006 Notes until the maturity date and would be limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of June 30, 2004, the Company was not subject to the most restrictive limitations.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company. The revolving credit agreement also includes cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at June 30, 2004.

The Company believes that cash flow from operations and proceeds from the revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements for the next year. The current $450 million credit facility terminates effective December 19, 2006, however, the termination has been extended to July 30, 2008 as explained in “Subsequent Events” below. The Company believes that on termination of its current facility it will be able to obtain a replacement credit facility secured by the Company’s inventory and accounts receivable. Additionally, the Company believes that new public or private debt financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

As part of the ISC/Ispat transaction, the Inland Steel Industries Pension Plan (the “Ispat Pension Plan”) was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of the Ispat Pension Plan and to secure Ispat Pension Plan unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan. In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “Letter of Credit”), on a year-to-year basis until December 20, 2006. On September 15, 2003, the Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below under the heading “ISC/Ispat Transaction.” As of June 30, 2004, Ispat is in compliance with all terms of the agreement and has made the required monthly pension contributions. As part of those agreements the Letter of Credit has been reduced to $16.7 million at June 30, 2004 (See also “Subsequent Events” below).

At June 30, 2004, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s consolidated net worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at June 30, 2004.

At year-end 2003, pension liabilities exceeded trust assets by $102 million. The Company does not have any ERISA-required pension plan contributions for 2004 but the Company intends to make a voluntary contribution of $21.5 million in the third quarter of 2004 to improve the plan’s funded status. The Company does not expect to have any ERISA-required pension contribution funding in 2005, but could have future sizable pension contribution requirements. Future contribution requirements depend on the investment returns on plan assets and the impact on pension liabilities due to discount rates. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2005.

Mexican Joint Venture

In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Collado Ryerson, a joint venture in Mexico with G. Collado S.A. de C.V. After equal contributions from both joint venture partners, the Company’s ownership interest remained at 49.99%. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006, and loaned an additional $1.5 million in the second quarter of 2004, with repayment expected in 2004.

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

Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, which will reduce and discharge the Company’s Letter of Credit to the PBGC on a dollar-for-dollar basis. Ispat agreed to reimburse the Company for fees or expenses (including interest expenses) payable to the provider or other person participating in the Letter of Credit (or any extension or replacement thereof) incurred by the Company in connection with (i) the Letter of Credit, (ii) any extension or replacement of the Letter of Credit, or (iii) any PBGC draw on the Letter of Credit or on any extension or replacement of the Letter of Credit. As of June 30, 2004, Ispat is in compliance with the terms of the agreement and has made the required monthly pension contributions. As a result, the Letter of Credit has been reduced to $16.7 million at June 30, 2004 and Company incurred fees have been reimbursed by Ispat.

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

On September 15, 2003, the Company entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the Letter of Credit and the guaranty has been reduced to zero. The Company had a $5.5 million liability recorded related to this guaranty to the PBGC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, after these Contributions have been made, the Company will have no further liability with respect to the Ispat Pension Plan. As of June 30, 2004, Ispat has made the first six scheduled monthly Contributions and the Letter of Credit has been reduced to $16.7 million. During the second quarter of 2004, based on Ispat making the required monthly pension contributions to date, the Company reduced the liability related to the PBGC guarantee to $3.5 million and recorded a favorable $1.2 million after-tax adjustment to the gain on the sale of the Inland Steel Company.

Subsequent Events

As of August 4, 2004, Ispat is in compliance with the terms of the agreement and has made the required monthly pension contributions. As a result, the Letter of Credit has been reduced to $13.9 million and Company-incurred fees have been reimbursed by Ispat.

On July 30, 2004, the Company completed its acquisition of J & F for approximately $55.3 million in cash, subject to a post-closing adjustment. The Company funded the transaction by drawing on its revolving credit facility.

The Company amended the revolving credit agreement effective on July 30, 2004 simultaneous with the close of the J & F transaction. The amendment included an increase in the size of the facility from $450 million to $525 million and an extension of the final maturity date from December 19, 2006 to July 30, 2008. The availability blocks increased from $45 million to $50 million, of which $30 million remains available only upon the consent of lenders holding 85 percent of facility commitments. The remaining $20 million of blocks becomes available if the Company meets certain financial ratios. The Company has met the required financial ratios as of the date of this filing and expects to have the $20 million block lifted in the third quarter of 2004. The increase in the availability blocks from April 2005 through the maturity of the $100 million Notes in July 2006 remain as described above. All other terms and conditions of the revolving credit agreement remain materially the same as previously disclosed. The Company expects to pay approximately $1.5 million in the third quarter of 2004 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $319 million at June 30, 2004 and $273 million at December 31, 2003, as compared with the carrying value of $313 million and $266 million at June 30, 2004 and December 31, 2003, respectively.

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

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued the Company and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc. and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit, has answered the complaint denying all claims and allegations, and has filed a Motion for Summary Judgment. The trial court entered judgment on June 15, 2004 sustaining our summary judgment motion and those of the other defendants on all claims. Champagne filed a notice of appeal on July 13, 2004. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its results of operations, financial condition, or cash flows.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, the Company had no issuer repurchases to be reported pursuant to Regulation S-K Item 703 of the Securities Exchange Act of 1934.

Item 6. Exhibits and Report on Form 8-K.

(a)	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

(b)	Reports on Form 8-K.

On June 16, 2004, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement under which Ryerson Tull would purchase all the equity interest in J & F from Arbed Americas, LLC (a subsidiary of Arcelor) for approximately U.S. $55 million in cash subject to adjustments.

On June 24, 2004, the Company filed a Current Report on Form 8-K announcing the declaration of cash dividends of 5 cents per share on the company’s common stock and 60 cents per share on its Series A $2.40 Cumulative Convertible Preferred Stock. The dividends were payable August 1, 2004, to stockholders of record at the close of business on July 9, 2004.

On July 23, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the second quarter of 2004.

On August 2, 2004, the Company filed a Current Report on Form 8-K announcing the July 30, 2004 closing on the Company’s purchase and acquisition of all the equity interest in J & F from Arbed Americas, LLC (a subsidiary of Arcelor) for approximately $55.3 million in cash, subject to a post-closing adjustment.

On August 4, 2004, the Company filed a Current Report on Form 8-K announcing the acquisition of 100% of the equity interest of J & F from Arbed Americas, LLC. The agreement to purchase equity interest of J & F was announced by press release dated June 15, 2004. The originally announced purchase price of $55 million was increased to approximately $55.3 million, subject to a post-closing adjustment, in accordance with provisions of the Purchase Agreement, dated June 14, 2004, by and among the Company, J & F, Arbed Americas, LLC, Arcelor USA Holding, Inc. and Arcelor, S.A., as amended by Amendment Number One to Purchase Agreement dated July 29, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

By:	/s/ Lily L. May
Lily L. May
Vice President, Controller and Chief Accounting Officer

Date: August 5, 2004

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Dollars in Millions
	June 30, 2004		December 31, 2003
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value)
79,968 shares issued and outstanding as of June 30, 2004 and 80,003 as of December 31, 2003		$0.1		$0.1

Common stock ($1 par value)
50,556,350 shares issued as of June 30, 2004 and December 31, 2003		50.6		50.6

Capital in excess of par value		859.5		861.2

Retained earnings
Balance beginning of year	$320.7		$339.9

Net income (loss)	33.2		(14.1)

Dividends
Series A preferred stock
$1.20 per share in 2004 and $2.40 per share in 2003	(0.1)		(0.2)
Common Stock
$ .10 per share in 2004 and $ .20 per share in 2003	(2.5)	351.3	(4.9)	320.7

Restricted stock awards		(0.1)		(0.1)

Treasury stock, at cost
25,679,436 as of June 30, 2004 and 25,730,465 as of December 31, 2003		(749.5)		(752.0)

Accumulated other comprehensive income (loss)
Minimum pension liability	(100.3)		(100.3)
Foreign currency translation	2.5	(97.8)	2.1	(98.2)

Total Stockholders’ Equity		$414.1		$382.3

EXHIBIT INDEX

Exhibit Number	Description
3.1	Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)
3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein).
4.1	Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)
4.2	Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)
4.3	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)
4.4	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)
4.5	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
4.6	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)
[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)
10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Appendix B to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 10, 2004 that was furnished to stockholders in connection with the annual meeting held April 21, 2004, and incorporated by reference herein.)
10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)
10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)
10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)
10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)
10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)
10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)
10.10*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

10.11*	Ryerson Tull Directors Compensation Plan, as amended (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.15 (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.17*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.17 (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.