Form 10-Q
period 2004-09-30
RYERSON TULL INC /DE/
filed 2004-11-09
CIK 790528

Third Quarter – 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,017,045 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of November 3, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
NET SALES	$898.7	$551.4	$2,398.3	$1,641.9

Cost of materials sold	747.4	448.4	1,961.6	1,325.7

GROSS PROFIT	151.3	103.0	436.7	316.2

Warehousing and delivery	63.3	56.8	183.5	169.5
Selling, general and administrative	56.8	46.5	161.9	141.5
Restructuring and plant closure costs	3.0	0.9	3.6	2.4
Gain on the sale of assets	(2.3)	—	(4.7)	—

OPERATING PROFIT (LOSS)	30.5	(1.2)	92.4	2.8

Other revenue and expense, net	—	—	0.1	0.1
Interest and other expense on debt	(6.0)	(4.2)	(16.0)	(14.0)

INCOME (LOSS) BEFORE INCOME TAXES	24.5	(5.4)	76.5	(11.1)

PROVISION (BENEFIT) FOR INCOME TAXES	9.4	(2.2)	29.3	(4.5)

INCOME (LOSS) FROM CONTINUING OPERATIONS	15.1	(3.2)	47.2	(6.6)

DISCONTINUED OPERATIONS
Adjustment to gain on sale, net of tax	2.3	—	3.5	—

NET INCOME (LOSS)	$17.4	$(3.2)	$50.7	$(6.6)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income (loss) from continuing operations	$0.61	$(0.13)	$1.89	$(0.27)
Discontinued operations – adjustment to gain on sale	0.09	—	0.14	—

Net income (loss)	$0.70	$(0.13)	$2.03	$(0.27)

Diluted:
Income (loss) from continuing operations	$0.59	$(0.13)	$1.83	$(0.27)
Discontinued operations – adjustment to gain on sale	0.09	—	0.14	—

Net income (loss)	$0.68	$(0.13)	$1.97	$(0.27)

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$17.4	$(3.2)	$50.7	$(6.6)

OTHER COMPREHENSIVE INCOME:

Unrealized loss on derivative instruments	(0.1)	—	(0.1)	—
Foreign currency translation adjustments	1.4	(0.5)	1.8	3.5

COMPREHENSIVE INCOME (LOSS)	$18.7	$(3.7)	$52.4	$(3.1)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Nine Months Ended September 30
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$50.7	$(6.6)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	16.3	17.8
Deferred employee benefit funding/cost	(12.2)	(49.9)
Deferred income taxes	11.7	(1.1)
Restructuring and plant closure costs	3.3	0.1
Discontinued operations - adjustment to the gain on the sale, net of tax	(3.5)	—
Gain on the sale of assets	(4.7)	—
Change in assets and liabilities:
Receivables	(205.0)	(48.3)
Inventories	(82.9)	22.7
Other assets and income tax receivable	3.7	(7.8)
Accounts payable	96.6	41.2
Accrued liabilities	9.1	(14.1)
Other items	(0.2)	2.3

Net adjustments	(167.8)	(37.1)

Net cash used for operating activities	(117.1)	(43.7)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(37.9)	—
Capital expenditures	(21.4)	(8.9)
Investment in joint venture	(2.0)	(3.4)
Loan to joint venture	(3.2)	—
Loan repayment from joint venture	2.0	—
Proceeds from sales of assets	16.0	3.4

Net cash used for investing activities	(46.5)	(8.9)

FINANCING ACTIVITIES
Redemption of debt assumed in acquisition	(13.5)	—
Proceeds from credit facility borrowings	486.0	205.0
Repayment of credit facility borrowings	(305.0)	(80.0)
Net short-term proceeds/(repayments) under credit facility	(6.0)	(43.0)
Net increase/(decrease) in book overdrafts	20.5	(20.5)
Borrowing agreement issuance costs	(1.2)	—
Dividends paid	(3.9)	(3.9)
Cash received on option exercises	1.6	—

Net cash provided by financing activities	178.5	57.6

Net increase in cash and cash equivalents	14.9	5.0
Cash and cash equivalents - beginning of year	13.7	12.6

Cash and cash equivalents - end of period	$28.6	$17.6

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$16.2	$15.0
Income taxes, net	8.8	(2.4)

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet (Unaudited)

	Dollars in Millions
	September 30, 2004		December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$28.6		$13.7
Restricted cash		0.9		1.1
Receivables less provision for allowances, claims and doubtful accounts of $13.2 and $11.7, respectively		487.8		257.8
Inventories		555.3		437.6
Income taxes receivable		—		4.2

Total current assets		1,072.6		714.4

INVESTMENTS AND ADVANCES		15.7		11.4

PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$610.7		$592.4
Less accumulated depreciation	373.1	237.6	367.4	225.0

DEFERRED INCOME TAXES		128.9		146.0

INTANGIBLE PENSION ASSET		10.2		10.2

OTHER ASSETS		9.5		7.4

Total Assets		$1,474.5		$1,114.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$284.1		$144.9
Salaries, wages and commissions		29.5		18.3
Other accrued liabilities		44.2		47.8

Total current liabilities		357.8		211.0

LONG-TERM DEBT		441.2		266.3

DEFERRED EMPLOYEE BENEFITS AND OTHER		242.6		254.8

Total liabilities		1,041.6		732.1

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (Schedule A)		432.9		382.3

Total Liabilities and Stockholders’ Equity		$1,474.5		$1,114.4

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 / FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 / INVENTORIES

Inventories were classified as follows:

	September 30, 2004	December 31, 2003
	(Dollars in Millions)
In process and finished products	$555.0	$437.4
Supplies	0.3	0.2

Total	$555.3	$437.6

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $293 million and $61 million on September 30, 2004 and December 31, 2003, respectively.

NOTE 3 / EARNINGS PER SHARE

	Dollars and Shares in Millions (except per share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Basic earnings (loss) per share

Income (loss) from continuing operations	$15.1	$(3.2)	$47.2	$(6.6)
Less preferred stock dividends	—	—	0.2	0.2

Income (loss) from continuing operations available to common shareholders	$15.1	$(3.2)	$47.0	$(6.8)
Discontinued operations - adjustment to the gain on sale	2.3	—	3.5	—

Net income (loss) available to common stockholders	$17.4	$(3.2)	$50.5	$(6.8)

Average shares of common stock outstanding	25.0	24.8	24.9	24.8

Basic earnings (loss) per share from continuing operations	$0.61	$(0.13)	$1.89	$(0.27)
Discontinued operations - adjustment to the gain on sale	0.09	—	0.14	—

Net income (loss) per share	$0.70	$(0.13)	$2.03	$(0.27)

Diluted earnings (loss) per share

Income (loss) from continuing operations available to common stockholders	$15.1	$(3.2)	$47.0	$(6.8)
Discontinued operations - adjustment to the gain on sale	2.3	—	3.5	—
Effect of convertible preferred stock	—	—	0.2	—

Net income (loss) available to common stockholders and assumed conversions	$17.4	$(3.2)	$50.7	$(6.8)

Average shares of common stock outstanding	25.0	24.8	24.9	24.8
Dilutive effect of stock options	0.6	—	0.6	—
Stock based compensation	—	—	0.1	—
Convertible securities	0.1	—	0.1	—

Shares outstanding for diluted earnings per share calculation	25.7	24.8	25.7	24.8

Diluted earnings (loss) per share from continuing operations	$0.59	$(0.13)	$1.83	$(0.27)
Discontinued operations - adjustment to the gain on sale	0.09	—	0.14	—

Net income (loss) per share	$0.68	$(0.13)	$1.97	$(0.27)

Options to purchase 1,564,890 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding during the third quarter and first nine months of 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. In the third quarter and the first nine months of 2003, options to purchase 3,983,676 shares of common stock at prices ranging from $6.43 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

NOTE 4 / STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month and nine month periods ended September 30, 2004 and 2003, respectively (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss) - as reported	$17.4	$(3.2)	$50.7	$(6.6)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.4	0.6	1.2

Net income (loss) - pro forma	$17.2	$(3.6)	$50.1	$(7.8)

Earnings per share:
Basic - as reported	$0.70	$(0.13)	$2.03	$(0.27)

Basic - pro forma	$0.69	$(0.15)	$2.01	$(0.32)

Diluted - as reported	$0.68	$(0.13)	$1.97	$(0.27)

Diluted - pro forma	$0.67	$(0.15)	$1.95	$(0.32)

NOTE 5 / RESTRUCTURING CHARGES

2004

In the third quarter of 2004, the Company recorded a charge of $3.0 million as a result of consolidating two locations into one facility in the Northeast region of the United States. The charge consists of employee-related costs, including severance for 30 employees. The restructuring actions associated with the charge will be completed by year-end 2004. $0.2 million of the $3.0 million charge will be used for future cash outlays. During the third quarter of 2004, the Company utilized $2.8 million of the $3.0 million accrual.

In the second quarter of 2004, the Company recorded a charge of $0.6 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 3 employees. The restructuring actions associated with the charge will be completed by year-end 2004. $0.1 million of the $0.6 million charge will be used for future cash outlays. During the third quarter of 2004, the Company utilized the remaining accrual balance.

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

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. This charge consisted of employee-related and tenancy costs and will be used for future cash outlays. During the third quarter and first nine months of 2004, the Company utilized $0.2 million and $1.4 million, respectively, of the $5.3 million charge. The September 30, 2004 accrual balance of $0.5 million is related primarily to employee costs and will be paid through 2005.

2002

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consisted primarily of employee-related cash costs. Included in the charge was severance for 40 employees. The restructuring actions have been completed. During the first quarter of 2003, the Company utilized the remaining year-end 2002 accrual balance of $0.3 million.

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consisted of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $0.6 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During the third quarter and first nine months of 2004, the Company utilized $0.2 million and $0.6 million, respectively, of the 2001 restructuring reserve. The September 30, 2004 accrual balance of $0.9 million is related to employee and tenancy costs.

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

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. Based on court rulings in the fourth quarter of 2003, the Company recorded an additional $0.9 million reserve for future lease payments for a facility closed in the 2000 restructuring. During the third quarter and first nine months of 2004, the Company utilized $0.2 million and $1.1 million, respectively, of the restructuring reserve. The September 30, 2004 accrual balance of $2.3 million is related to tenancy and other costs that will be paid through 2008.

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

As part of the sale transaction, the Inland Steel Industries Pension Plan was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of that pension plan (the “Ispat Pension Plan”) and to secure the Plan’s unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan.

In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “PBGC Letter of Credit”), on a year-to-year basis until December 20, 2006. On September 15, 2003, the PBGC Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below.

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims, other than those related to environmental liabilities and certain property tax matters, for approximately $15 million, which applied against the $90 million indemnification cap. Ispat also notified the Company of certain environmental matters of which Ispat was aware, of certain environmental expenses that it had incurred or might incur, of certain property tax matters and of other matters arising under ISC/Ispat Merger Agreement for which Ispat believed it was entitled to indemnification under that Agreement.

On September 15, 2003, the Company and Ispat settled all environmental and other indemnification claims between them arising from the ISC/Ispat Merger Agreement, including certain matters related to the Ispat Pension Plan. The Company had previously established an accrual to cover these claims. Under this second settlement agreement:

•	The Company contributed $21 million to the Ispat Pension Plan.

•	Ispat released the Company from any remaining environmental and other indemnification obligations arising out of the ISC/Ispat Merger Agreement.

•	Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, to reduce and discharge the Company’s PBGC Letter of Credit, as described below.

•	Ispat agreed to share certain property tax refunds and to pay to the Ispat Pension Plan an amount equal to the cash received or the face amount of any related credit or non-cash refund, which would pro-rata reduce Ispat’s monthly contributions.

•	Ispat agreed to pay the Company one-third of any environmental insurance proceeds (less certain fees and expenses incurred in pursuing such claims), up to a maximum of $21 million, related to the Company’s environmental indemnifications under the ISC/Ispat Merger Agreement.

On September 15, 2003, the Company also entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the PBGC Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each was reduced to zero. The Company had a $5.5 million liability recorded related to this guaranty to the PBGC. Based on Ispat making the required monthly Contributions, the Company reduced the liability related to the PBGC guaranty to $3.5 million in the second quarter 2004 and recorded a favorable $1.2 million after-tax adjustment to the gain on the sale of ISC. During the third quarter of 2004, Ispat made the final monthly Contributions. As a result, the PBGC Letter of Credit was reduced to zero, and the Company reduced the liability related to the PBGC guaranty to zero and recorded a favorable $2.3 million after-tax adjustment to the gain on the sale of ISC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, the Company has no further liability with respect to the Ispat Pension Plan.

Other Matters

The Company is currently a defendant in antitrust litigation; the Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the Company’s summary judgment motion and those of the other defendants on all claims. On July 13, 2004, the plaintiff filed a notice of appeal. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows. There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction and the antitrust litigation. The amount of liability, if any, for these claims and actions at September 30, 2004 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded in that quarter income of $0.6 million, its allocable share of the gain on sale. This item was included in “other revenue and expense, net.” The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, was recorded as “restricted cash” in the balance sheet. The restricted cash balance has earned interest totaling $0.1 million as of September 30, 2004. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At September 30, 2004, these payments totaled $0.5 million.

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

For the quarter ended September 30:

	Pension Benefits		Other Benefits
	Dollars in Millions
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1	$1	$1	$1
Interest cost	6	6	2	3
Expected return on assets	(7)	(7)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	2	1	1	—

Net periodic benefit cost	$2	$1	$3	$3

For the nine month period ended September 30:

	Pension Benefits		Other Benefits
	Dollars in Millions
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$2	$2	$2	$2
Interest cost	19	19	8	9
Expected return on assets	(22)	(21)	—	—
Amortization of prior service cost	1	1	(3)	(2)
Recognized actuarial loss	6	2	2	1

Net periodic benefit cost	$6	$3	$9	$10

Contributions

During the third quarter of 2004, the Company made a voluntary contribution of $21.5 million to the Pension Trust. At September 30, 2004, the Company does not have an estimate of potential contributions in the next twelve months.

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

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position document which acknowledged issues associated with measuring and recognizing the effect of the Act and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position SFAS No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Act. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributed to past service as an actuarial experience gain and as a reduction of the service cost component of net periodic health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to the Medicare benefit. The Company adopted FSP 106-2 in the third quarter of 2004. However, the Company’s APBO and net periodic benefit cost do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act.

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

NOTE 10/ACQUISITIONS

On July 30, 2004, the Company completed its acquisition of 100% of the equity interests in J & F Steel, LLC (“J&F”), in which the Company invested a total of approximately $59 million, by paying $37.9 million in cash, net of $4.5 million of cash acquired, and assuming $13.5 million of debt. The transaction is also subject to a post-closing adjustment, which is estimated to be $3.3 million. During the third quarter, the Company redeemed the $13.5 million of outstanding debt. The acquisition has been accounted for by the purchase method of accounting, and the purchase price has been allocated to assets acquired and liabilities assumed. The Company funded the transaction by drawing on its revolving credit facility.

The table below summarizes the pro forma results of the Company as if the acquisition of J & F had occurred at the beginning of the periods presented:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net sales	$914.3	$2,501.7
Income before extraordinary items and cumulative effect of accounting changes	15.5	51.1
Net income	15.5	51.1

Net income per share:
Basic	$0.71	$2.19

Diluted	$0.69	$2.12

NOTE 11/LONG-TERM DEBT

The Company amended its revolving credit agreement effective on July 30, 2004 simultaneous with the close of the J&F transaction. The amendment included an increase in the size of the facility from $450 million to $525 million and an extension of the final maturity date from December 19, 2006 to July 30, 2008. The amendment increased availability blocks from $45 million to $50 million, of which $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. The remaining $20 million of availability blocks becomes available if the Company meets certain financial ratios. At September 30, 2004, as a result of meeting required financial ratios, the $20 million availability block has become available for borrowing. All other items and conditions of the revolving credit agreement remain materially the same as previously disclosed. The Company paid $1.2 million in the third quarter of 2004 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

NOTE 12/SUBSEQUENT EVENTS

On October 26, 2004, the Company announced the signing of a definitive agreement to purchase Integris Metals, Inc., a joint venture between Alcoa Inc. and BHP Billiton. Integris is one of North America’s largest metals service centers, with a strong position in aluminum and stainless steel. The Company will purchase all of the equity interest in Integris for $410 million plus assumption of Integris’ debt, which was approximately $250 million as of October 1, 2004. The transaction is expected to be completed by early 2005, subject to customary closing conditions and regulatory approval.

The Company plans to finance the acquisition with cash on hand and borrowing under new secured credit facilities, and intends to refinance a portion of these borrowings with funds raised through debt and/or equity offerings in the capital markets, as market conditions permit. The agreement provides for a breakup fee of up to $20 million to be paid by the Company if the transaction is not finalized by the end of January 2005. The Company’s preliminary estimate of goodwill associated with the acquisition is approximately $100 million.

On November 4, 2004, the Company, Inc. announced the pricing of its Rule 144A private offering of $145 million aggregate principal amount of 3.5% Convertible Senior Notes due 2024. The closing of the offering is expected to take place on November 10, 2004. The initial purchasers will have the option to purchase up to an additional aggregate principal amount of $30 million of Convertible Senior Notes. The issue price of the Notes is 100 percent of principal amount, with a discount to the initial purchasers of 3.0%.

Holders may convert the Notes into shares of the Company’s common stock on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of the Company’s common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per Note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the Notes for redemption; or (5) upon the occurrence of certain corporate transactions.

The Notes will be convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. The conversion rate is subject to customary anti-dilution adjustments. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the Notes are convertible), and common stock in respect of the remainder. Following the issuance of the Notes, the payment of dividends on the Company’s common stock in excess of $0.20 per year per share will result in an adjustment to the conversion rate of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a general line materials, primarily metals, distributor and processor, offering a broad line of sheet, bar, tube and plate products. It purchases large quantities of metal products from primary producers and sells these materials in smaller quantities to a wide variety of metals-consuming industries. The Company processes more than one-half of the metals products that it sells by burning, sawing, slitting, blanking, cutting to length or other techniques. Revenue is recognized upon shipment to customers, which is substantially the same as recognizing revenue upon delivery given the proximity of distribution sites to customers. The Company’s profitability is dependent upon its ability to purchase material at competitive prices, to achieve adequate sales volume and to minimize operating expenses.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. During 2003, the metals service center industry continued to be adversely affected by weak economic conditions in the manufacturing sector of the United States which started in the second half of 2000. The metals service center industry has experienced a significant recovery during the first nine months of 2004.

Results of Operations - Comparison of Third Quarter 2004 to Third Quarter 2003

For the third quarter of 2004, the Company reported consolidated net income of $17.4 million, or $0.68 per diluted share, as compared with a net loss of $3.2 million, or $0.13 per diluted share, in the year-ago quarter.

Included in the third quarter 2004 results are a pretax charge of $3.0 million, $1.8 million after-tax or $0.07 per share, associated with a plant consolidation. $0.2 million of the $3.0 million accrual is for future cash outflows. The Company expects to realize future annual cost and cash flow savings of $1.5 million from this restructuring action. The third quarter of 2004 also includes a $2.3 million pretax, $1.4 million after-tax or $0.05 per share, gain on the sale of property in Oregon and Indiana and a $2.3 million, or $0.09 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company. Included in the third quarter 2003 results is a pretax charge of $0.9 million, $0.5 million after-tax or $0.02 per share, for costs associated with plant consolidations.

Sales for the third quarter of 2004 increased 63 percent to $898.7 million from the same period a year ago. The Company benefited from higher metals prices due to tight metals supplies and from increased demand from the metals-consuming sector of the economy. The Company also benefited from two months’ sales contribution from J&F Steel which was purchased on July 30, 2004. Average selling price increased 49 percent, while volume increased 10 percent, from the third quarter of 2003. Tons shipped in the third quarter of 2004 increased to 709,700 from 648,100 in the year-ago period.

Gross profit per ton of $213 in the third quarter of 2004 increased from $159 per ton in the year-ago quarter as a result of the higher average selling prices. Gross profit as a percent of sales in the third quarter of 2004 declined to 16.8 percent from 18.7 percent a year ago, primarily as a result of increased material cost surcharges, which are passed-through without mark-up to contractual customers.

Total operating expenses increased 16 percent to $120.8 million in the third quarter of 2004 from $104.2 million a year ago. On a per ton basis, third quarter 2004 total operating expenses increased to $170 per ton from $161 per ton in the year-ago period. Warehousing and delivery expenses increased 11 percent to $63.3 million in the third quarter of 2004 from $56.8 million a year ago. The increase was due to the impact of the higher volume on variable expenses, primarily delivery expenses, to higher operating supplies and group insurance costs and to two months’ expenses from J&F Steel. Selling, general and administrative expenses increased 22 percent to $56.8 million in the third quarter of 2004 from $46.5 million a year ago. The increase was primarily due to higher bonus accruals, higher pension and group insurance costs and to two months’ expenses from J&F Steel. Third quarter 2004 operating expenses also include the $3.0 million restructuring charge and $2.3 million gain on the sale of assets discussed above. Third quarter 2003 operating expenses also include the $0.9 million restructuring charge discussed above.

For the quarter, the Company reported an operating profit of $30.5 million, or $43 per ton, compared to an operating loss of $1.2 million, or $2 per ton, in the year-ago period.

Results of Operations - Comparison of First Nine Months 2004 to First Nine Months 2003

For the first nine months of 2004, the Company reported consolidated net income of $50.7 million, or $1.97 per diluted share, as compared with a net loss of $6.6 million, or $0.27 per diluted share, in the year-ago period.

Included in the 2004 results are a pretax charge of $3.6 million, $2.2 million after-tax or $0.08 per share, associated with plant consolidations and workforce reductions. $0.3 million of the $3.6 million restructuring accrual is for future cash outlays. 2004 results also include a $4.7 million pretax, $2.8 million after-tax or $0.11 per share, gain on the sale of property and a $3.5 million, or $0.14 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company.

Included in the first nine months of 2003 results is a pretax charge of $2.4 million, $1.5 million after-tax or $0.06 per share, for costs associated with a workforce reduction.

Sales for the first nine months of 2004 increased 46 percent to $2,398.3 million from the same period a year ago as average selling price increased 32 percent and volume increased 11 percent. The Company benefited from higher metals prices due to tight metals supplies and from increased demand from the metals-consuming sector of the economy. Tons shipped in the first nine months of 2004 increased to 2,125,100 from 1,916,600 in the year-ago period.

Gross profit per ton of $205 in the first nine months of 2004 increased from $165 per ton in the year-ago period due to the 32 percent increase in average selling price. The gross profit as a percent of sales declined to 18.2 percent from 19.3 percent in the year-ago period, primarily as a result of increased material cost surcharges, which are passed-through without mark-up to contractual customers.

Total operating expenses increased 10 percent to $344.3 million in the first nine months of 2004 from $313.4 million a year ago. On a per ton basis, 2004 total operating expenses decreased to $162 per ton from $164 per ton in the year-ago period. Warehousing and delivery expenses increased 8 percent to $183.5 million in the first nine months of 2004 from $169.5 million a year ago. The increase was due to the impact of the higher volume on variable expenses, primarily delivery expenses, and to higher operating supplies and group insurance costs. Selling, general and administrative expenses increased 14 percent to $161.9 million in the first nine months of 2004 from $141.5 million a year ago. The increase was primarily due to higher bonus accruals and higher pension and group insurance costs. Operating expenses for the first nine months of 2004 also include the $3.6 million restructuring charge and $4.7 million gain on the sale of assets discussed above. Operating expenses in the first nine months of 2003 also include the $2.4 million restructuring charge discussed above.

For the first nine months of 2004, the Company reported an operating profit of $92.4 million, or $43 per ton, compared to an operating profit of $2.8 million, or $1 per ton, in the year-ago period.

Liquidity and Capital Resources

The Company had cash and cash equivalents at September 30, 2004 of $28.6 million, compared to $13.7 million at December 31, 2003. Net cash used for operating activities was $117.1 million in the first nine months of 2004, including a $205.0 million increase in accounts receivable due to increased sales in the first nine months of 2004 compared to the fourth quarter of 2003 and a $96.6 million increase in accounts payable due to increases in the cost of materials. During the third quarter of 2004, the Company completed its acquisition of J&F Steel, in which the Company invested a total of approximately $59 million, by paying $37.9 million in cash, net of $4.5 million of cash acquired, and assuming $13.5 million of debt. The transaction is also subject to a post-closing adjustment, which is estimated to be $3.3 million. In addition to the J&F Steel acquisition, net cash used for investing activities of $46.5 million included, capital expenditures of $21.4 million, a $2.0 million investment in a joint venture in Mexico, $8.0 million proceeds from the sale of a facility in Oregon, $2.7 million proceeds from the sale of a facility in Guadalajara, Mexico, and $2.4 million proceeds from the sale of property in California. Net cash provided by financing activities was $178.5 million, which included an increased in funded borrowing under the Company’s revolving credit agreement of $175.0 million and the redemption of the $13.5 million of debt assumed in the J&F Steel acquisition.

The Company amended its revolving credit agreement effective on July 30, 2004 simultaneous with the close of the J&F transaction. The amendment included an increase in the size of the facility from $450 million to $525 million and an extension of the final maturity date from December 19, 2006 to July 30, 2008. The amendment increased availability blocks from $45 million to $50 million, of which $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. The remaining $20 million of availability blocks becomes available if the Company meets certain financial ratios. All other terms and conditions of the revolving credit agreement remain materially the same as previously disclosed. The Company paid $1.2 million in the third quarter of 2004 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

At September 30, 2004, the Company had $341 million outstanding funded borrowing under its revolving credit agreement, $18 million of letters of credit issued under the credit facility and $136 million available under the $525 million revolving credit agreement, compared to $151 million available on December 31, 2003 under the then current $450 million facility. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement, up to a maximum of $525 million, as well as the availability blocks discussed above. At September 30, 2004, as a result of meeting required financial ratios, the $20 million availability block has become available for borrowing. The remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. In addition, the availability blocks will increase each quarter beginning in April 2005 through the maturity of the Company’s 9 1/8% Notes in July 2006. (See discussion of Notes below). These additional blocked amounts will be used to repay the Notes at maturity. The total increase in the availability block over the six quarters (second quarter of 2005 through July of 2006) will equal the outstanding principal value of the Notes, which is currently $100 million. Letters of credit issued under the facility also reduce the amount available for borrowing. Interest rates under the credit facility are at market levels and are variable. At September 30, 2004, the weighted average interest rate on borrowings under the credit facility was 4.1 percent.

Proceeds from credit facility borrowings and repayments of credit facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities of three months or more. Net short-term proceeds/(repayments) under the credit facility represent borrowings under the Company’s revolving credit facility with original maturities less than three months. The combined effect of all of the above resulted in an increase in borrowings under the revolving credit facility of $175 million in the first nine months of 2004. As a result, long-term debt in the Consolidated Balance Sheet increased from $266.3 million at December 31, 2003 to $441.2 million at September 30, 2004. The increase in borrowings was attributable to higher working capital requirements, the acquisition of J&F Steel discussed above and a $21.5 million voluntary pension contribution.

The following table presents contractual obligations at September 30, 2004:

	Payments Due by Period September 30, 2004 (Dollars in Millions)
Contractual Obligations *	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Note	$100	$—	$100	$—	$—
Revolving Credit Agreement	341	—	—	341	—
Interest on Long-Term Note and Revolving Credit Agreement	68	23	34	11	—
Purchase Obligations	82	82	—	—	—
Operating Leases	69	14	23	14	18

Total	$660	$119	$157	$366	$18

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion below).

The Company’s credit agreement permits stock repurchases, the payment of dividends and repurchase of the Company’s 9 1/8% Notes due in 2006. Stock repurchases, dividends and repurchase of the 2006 Notes are subject to annual and aggregate limits and restricted by specific liquidity tests. In the most restrictive case the Company would be prohibited from repurchasing the 2006 Notes until the maturity date and would be limited to a maximum payment of $7.5 million in dividends in any calendar year and $3 million in stock repurchases in any twelve-month period. As of September 30, 2004, the Company was not subject to the most restrictive limitations.

The revolving credit agreement also contains covenants that, among other things, restrict the creation of certain kinds of secured indebtedness and of certain kinds of subsidiary debt, take or pay contracts, transactions with affiliates, mergers and consolidations, and sales of assets. There is also a covenant that no event, circumstance or development has occurred that would have a material adverse effect on the Company. The revolving credit agreement also includes cross-default provisions to other financing arrangements. The Company was in compliance with the revolving credit facility covenants at September 30, 2004.

The Company believes that cash flow from operations and proceeds from the revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements for the next year. The current $525 million credit facility terminates effective July 30, 2008. The Company believes that on termination of its current facility it will be able to obtain a replacement credit facility secured by the Company’s inventory and accounts receivable. Additionally, the Company believes that new public or private debt financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

In August 2001, the Company established a $50 million letter of credit in favor of the Pension Benefit Guaranty Corporation (the “PBGC”) as discussed below under—“ISC/Ispat Transaction.”

At September 30, 2004, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s consolidated net worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at September 30, 2004.

At year-end 2003, pension liabilities exceeded trust assets by $102 million. The Company does not have any ERISA-required pension plan contributions for 2004 but the Company made a voluntary contribution of $21.5 million in the third quarter of 2004 to improve the plan’s funded status. The Company does not expect to have any ERISA-required pension contribution funding in 2005, but could have future sizable pension contribution requirements. Future contribution requirements depend on the investment returns on plan assets and the impact on pension liabilities due to discount rates. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2005.

Mexican Joint Venture

In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Collado Ryerson, a joint venture in Mexico with G. Collado S.A. de C.V. After equal contributions from both joint venture partners, the Company’s ownership interest remained at 49.99%. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006, and loaned an additional $1.5 million in the second quarter of 2004 and an additional $1.0 million in the third quarter of 2004. In the third quarter of 2004, Collado Ryerson repaid $2.0 million of their outstanding loan due to the Company.

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

As part of the sale transaction, the Inland Steel Industries Pension Plan was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) to provide certain financial commitments to reduce the underfunding of that pension plan (the “Ispat Pension Plan”) and to secure the Plan’s unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan.

In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “PBGC Letter of Credit”), on a year-to-year basis until December 20, 2006. On September 15, 2003, the PBGC Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below.

On May 29, 2001, the Company entered into a settlement agreement with Ispat that settled certain claims, other than those related to environmental liabilities and certain property tax matters, for approximately $15 million, which applied against the $90 million indemnification cap. Ispat also notified the Company of certain environmental matters of which Ispat was aware, of certain environmental expenses that it had incurred or might incur, of certain property tax matters and of other matters arising under ISC/Ispat Merger Agreement for which Ispat believed it was entitled to indemnification under that Agreement.

On September 15, 2003, the Company and Ispat settled all environmental and other indemnification claims between them arising from the ISC/Ispat Merger Agreement including certain matters related to the Ispat Pension Plan. The Company had previously established an accrual to cover these claims. Under this second settlement agreement:

•	The Company contributed $21 million to the Ispat Pension Plan.

•	Ispat released the Company from any remaining environmental and other indemnification obligations arising out of the ISC/Ispat Merger Agreement.

•	Ispat agreed to make specified monthly contributions to the Ispat Pension Plan totaling $29 million over the twelve-month period beginning January 2004, to reduce and discharge the Company’s PBGC Letter of Credit, as described below.

•	Ispat agreed to share certain property tax refunds and to pay to the Ispat Pension Plan an amount equal to the cash received or the face amount of any related credit or non-cash refund, which would pro-rata reduce Ispat’s monthly contributions.

•	Ispat agreed to pay the Company one-third of any environmental insurance proceeds (less certain fees and expenses incurred in pursuing such claims), up to a maximum of $21 million, related to the Company’s environmental indemnifications under the ISC/Ispat Merger Agreement.

On September 15, 2003, the Company also entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the PBGC Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each of the PBGC Letter of Credit and the guaranty was reduced to zero. The Company had a $5.5 million liability recorded related to this guaranty to the PBGC.

Based on Ispat making the required monthly Contributions, the Company reduced the liability related to the PBGC guaranty to $3.5 million in the second quarter 2004 and recorded a favorable $1.2 million after-tax adjustment to the gain on the sale of ISC. During the third quarter of 2004, Ispat made the final monthly Contributions. As a result, the PBGC Letter of Credit was reduced to zero, and the Company reduced the liability related to the PBGC guaranty to zero and recorded a favorable $2.3 million after-tax adjustment to the gain on the sale of ISC. Except for claims which could be made under Employee Retirement Income Security Act of 1974, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan the Company has no further liability with respect to the Ispat Pension Plan.

Subsequent Events

On October 26, 2004, the Company announced the signing of a definitive agreement to purchase Integris Metals, Inc., a joint venture between Alcoa Inc. and BHP Billiton. Integris is one of North America’s largest metals service centers, with a strong position in aluminum and stainless steel. The Company will purchase all of the equity interest in Integris for $410 million plus assumption of Integris’ debt, which was approximately $250 million as of October 1, 2004. The transaction is expected to be completed by early 2005, subject to customary closing conditions and regulatory approval.

The Company plans to finance the acquisition with cash on hand and borrowing under new secured credit facilities, and intends to refinance a portion of these borrowings with funds raised through debt and/or equity offerings in the capital markets, as market conditions permit. The agreement provides for a breakup fee of up to $20 million to be paid by the Company if the transaction is not finalized by the end of January 2005. The Company’s preliminary estimate of goodwill associated with the acquisition is approximately $100 million.

On November 4, 2004, the Company announced the pricing of its Rule 144A private offering of $145 million aggregate principal amount of 3.5% Convertible Senior Notes due 2024. The closing of the offering is expected to take place on November 10, 2004. The initial purchasers will have the option to purchase up to an additional aggregate principal amount of $30 million of Convertible Senior Notes. The issue price of the Notes is 100 percent of principal amount, with a discount to the initial purchasers of 3.0%.

Holders may convert the Notes into shares of the Company’s common stock on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of the Company’s common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per Note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the Notes for redemption; or (5) upon the occurrence of certain corporate transactions.

The Notes will be convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. The conversion rate is subject to customary anti-dilution adjustments. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the Notes being converted and the Company’s total conversion obligation, (the market value of the common stock into which the Notes are convertible), and common stock in respect of the remainder. Following the issuance of the Notes, the payment of dividends on the Company’s common stock in excess of $0.20 per year per share will result in an adjustment to the conversion rate of the Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $447 million at September 30, 2004 and $273 million at December 31, 2003, as compared with the carrying value of $441 million and $266 million at September 30, 2004 and December 31, 2003, respectively.

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

On January 14, 2003, the United States Environmental Protection Agency (“USEPA”) advised the Company’s subsidiary Joseph T. Ryerson and Son, Inc. (“Ryerson”) and various other unrelated parties that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures is approximately $800,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson has entered into an Administrative Order with approximately 40 potentially responsible parties and the USEPA to perform cleanup at the site and reimburse certain response costs. Ryerson does not expect its potential liability to materially affect its or the Company’s results of operations, financial condition or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended September 30, 2004, the Company had no issuer repurchases to be reported pursuant to Regulation S-K Item 703 of the Securities Exchange Act of 1934.

Item 5. Other Information

On July 30, 2004, Ryerson Tull, Inc. (the “Company”), through its wholly owned subsidiary Joseph T. Ryerson & Son, Inc., acquired 100% of the equity interest of J & F Steel, LLC (“J & F”) from Arbed Americas, LLC. The execution of the definitive agreement to purchase J & F was announced on June 15, 2004. The originally announced purchase price of $55 million, including assumption of debt, was increased to approximately $59 million, which amount includes an estimated post–closing adjustment in accordance with provisions of the Purchase Agreement, dated June 14, 2004, by and among the

Company, J & F Steel, LLC, Arbed Americas, LLC, Arcelor USA Holding, Inc. and Arcelor, S.A.. At closing, the Company paid approximately $22.3 million in cash to Arbed Americas, LLC, repaid approximately $19.5 million of J & F Steel’s intercompany borrowings, and deposited funds in escrow to pay principal, interest and fees for redemption of the $9 Million Town of Burns Harbor, Indiana, Adjustable Rate Industrial Development Revenue Bonds, Series 1996 (J & F Steel Corporation) and $4.5 Million Georgetown Charter Township, Michigan Limited Obligation Variable Rate 7-Day Demand Industrial Development Bonds, Series 1989 (J & F Steel Corporation Project). Additional purchase cost, consisting of acquisition expenses and the post-closing adjustment, is estimated to be $3.9 million. The purchase price was determined in arms’-length negotiation with seller Arbed Americas, LLC. None of Arbed Americas, LLC and its affiliates are affiliated with any of the Company, the Company’s directors and officers, or associates of the Company’s directors and officers.

The Company’s source of funds for the acquisition were funds borrowed under its revolving credit agreement with certain of its subsidiaries, a group of 14 lenders, JP Morgan Chase Bank as Administrative Agent, Security Agent and Swingline Bank, and General Electric Capital Corporation, as Syndication Agent and Security Agent. Simultaneously with the closing of the J & F acquisition, the revolving credit agreement was amended to increase the facility from $450 million to $525 million, to extend its termination date from December 31, 2006 to July 30, 2008, to add J & F as a borrower to the facility, and to make certain conforming and technical changes to the agreement.

As a result of the acquisition of J & F, the Company acquired four carbon flat rolled processing facilities and related equipment located in Burns Harbor, IN, Memphis, TN, Middleton, OH, and Jenison, MI. The Company intends to continue use of the facilities as carbon flat rolled processing facilities. The Company’s subsidiary, Joseph T. Ryerson and Son, Inc., (“Ryerson”) has met with union representatives to discuss the relocation of its Ryerson Tull Coil Processing division’s metals processing center at 111th Street, Chicago, IL, to J & F’s Burns Harbor location. As a result of these discussions, Ryerson and the union signed a memorandum of agreement on September 1, 2004 that established one collective bargaining agreement covering both locations, Burns Harbor and Chicago.

On October 26, 2004, the Company announced the signing of a definitive agreement to purchase Integris Metals, Inc., a joint venture between Alcoa Inc. and BHP Billiton. Integris is one of North America’s largest metals service centers, with a strong position in aluminum and stainless steel. The Company will purchase all of the equity interest in Integris for $410 million plus assumption of Integris’ debt, which was approximately $250 million as of October 1, 2004. The transaction is expected to be completed by early 2005, subject to customary closing conditions and regulatory approval.

Item 6. Exhibits.

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
Jay M. Gratz
Executive Vice President and Chief Financial Officer

Date: November 9, 2004

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Dollars in Millions
	September 30, 2004		December 31, 2003
STOCKHOLDERS’ EQUITY

Series A preferred stock ($1 par value) - 79,968 shares issued and outstanding as of September 30, 2004 and 80,003 as of December 31, 2003		$0.1		$0.1

Common stock ($1 par value) - 50,556,350 shares issued as of September 30, 2004 and December 31, 2003		50.6		50.6

Capital in excess of par value		857.5		861.2

Retained earnings Balance beginning of year	$320.7		$339.9

Net income (loss)	50.7		(14.1)

Dividends
Series A preferred stock - $1.80 per share in 2004 and $2.40 per share in 2003	(0.1)		(0.2)
Common Stock - $ .15 per share in 2004 and $.20 per share in 2003	(3.8)	367.5	(4.9)	320.7

Restricted stock awards		(0.1)		(0.1)

Treasury stock, at cost - 25,540,013 as of September 30, 2004 and 25,730,465 as of December 31, 2003		(746.2)		(752.0)

Accumulated other comprehensive income (loss)
Minimum pension liability	(100.3)		(100.3)
Unrealized loss on derivative instruments	(0.1)		—
Foreign currency translation	3.9	(96.5)	2.1	(98.2)

Total Stockholders’ Equity		$432.9		$382.3

EXHIBIT INDEX

Exhibit Number	Description
3.1	Copy of Certificate of Incorporation, as amended, of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein).

4.1	Certificate of Designations, Preferences and Rights of Series A $2.40 Cumulative Convertible Preferred Stock of Ryerson Tull. (Filed as part of Exhibit B to the definitive Proxy Statement of Inland Steel Company dated March 21, 1986 that was furnished to stockholders in connection with the annual meeting held April 23, 1986 (File No. 1-2438), and incorporated by reference herein.)

4.2	Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock of Ryerson Tull. (Filed as Exhibit 4-D to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 1-9117), and incorporated by reference herein.)

4.3	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.5	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.6	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Appendix B to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 10, 2004 that was furnished to stockholders in connection with the annual meeting held April 21, 2004, and incorporated by reference herein.)

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors Compensation Plan, as amended (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Severance Agreement dated January 28, 1998, between the Company and Jay. M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Form of Change in Control Agreement

10.16*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.15

10.17*	Form of Change in Control Agreement

10.18*	Schedule to Form of Change in Control Agreement as referred to in Exhibit 10.17

10.19*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.26*	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.