Form 10-K
period 2004-12-31
RYERSON TULL INC /DE/
filed 2005-03-22
CIK 790528

2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File No. 1-9117

RYERSON TULL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3425828 (I.R.S. Employer Identification No.)
2621 West 15th Place, Chicago, Illinois (Address of Principal executive offices)	60608 (Zip Code)

Registrant’s telephone number, including area code: (773) 762-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($1.00 par value), including Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $396,213,000 as of June 30, 2004.(1)

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of March 7, 2005 was 25,096,314.

(1)	Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on April 20, 2005.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Operations and Financial Condition.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions; general economic and business conditions; developments in technology and e-commerce; new or modified statutory or regulatory requirements; sales volumes; pricing pressures; cost of purchased materials; ability to maintain market share; inventory management; market competition; the Company’s mix of products and services; reliance on large customers; implementation, cost and financial risks associated with increasing use of sales programs; the Company’s ability to lower costs and expenses; ability to maintain or increase gross margin; industry, vendor and customer consolidation; customer and supplier insolvencies; labor relations; the outcome of pending and future litigation and claims; continued availability of financing and financial resources required to support the Company’s future business; risks associated with negotiating, consummating and integrating acquisitions, especially relating to the Integris acquisition; and other factors. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Note Regarding Forward-Looking Statements

PART I

ITEM 1.	BUSINESS.

Ryerson Tull, Inc. (“Ryerson Tull”), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“Ryerson”) and J. M. Tull Metals Company, Inc. (“Tull”) (unless the context indicates otherwise, Ryerson Tull, Ryerson and Tull, together with their subsidiaries, are collectively referred to herein as the “Company”). The Company has a single business segment, which until January 4, 2005 was comprised of Ryerson and Tull, leading metals distribution and materials processing organizations.

On July 30, 2004, Ryerson acquired J & F Steel, LLC from Arbed Americas, LLC for approximately $59.1 million, including the assumption of $13.5 million of debt. As a result of the acquisition of J & F Steel, the Company acquired four carbon steel flat rolled processing facilities and related equipment located in Burns Harbor, Indiana; Memphis, Tennessee; Middletown, Ohio; and Jenison, Michigan.

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals, Inc. (“Integris Metals”) for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Integris Metals is the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. A more detailed description of Integris Metals’ business follows the description of the Company’s business. The financial statements of the Company presented in this report do not include the financial results of Integris Metals for any of the periods or at any of the dates presented.

Ryerson Tull, Inc.

Operations

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson (including Ryerson’s J & F Steel subsidiary) and Tull; in Canada through Ryerson Tull Canada, Inc., formerly known as Washington Specialty Metals, Inc.; in Mexico through Coryer, S.A. de C.V. a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company is organized into four business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 2004 sales of $3.3 billion. The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

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

The metals service center industry is cyclical, impacted both by market demand and metals supply. Periods of strong and weak market demand principally are due to the cyclical nature of the industries in which the largest consumers of metals operate. Any significant slowdown in one or more of those industries can have a material adverse effect on the demand for metals, resulting in lower prices for metals and reduced profitability for metals service centers, including the Company. Metals prices and metals service center profitability generally improve as metal-consuming industries recover from economic downturns. However, excess supply of metals can, even in periods of strong demand, result in lower prices for metals and adversely impact profitability.

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

The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than are customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company’s competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry from mid-1995 through late 2003 led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 through late 2003 to remain competitive. Demand also was impacted by a cyclical downturn in the U.S. economy, impacting the Company’s business through decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003. Since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products. In 2004, metals producers imposed material surcharges, increased prices and placed supply constraints on certain materials, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry.

Products and Services

The Company carries a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows the Company’s percentage of sales revenue by major product lines for 2004, 2003 and 2002:

	Percentage of Sales Revenue
Product Line	2004	2003	2002
Carbon flat rolled	39%	37%	34%
Stainless and aluminum	31	34	33
Fabricated and carbon plate	14	13	15
Bars, tubing and structurals	13	13	14
Other	3	3	4

Total	100%	100%	100%

More than one-half of the materials sold by the Company are processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called “scale,” from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; and leveling, which is flattening metals and cutting them to exact lengths. The Company also uses third-party fabricators to outsource certain processes that the Company is not able to perform internally (painting, forming, drilling) to enhance the Company’s value-added services.

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

The Company’s services include: just-in-time inventory programs, production of kits containing multiple products for ease of assembly by the customer, the provision of Company-owned materials to the customer and the placement of Company employees at a customer’s site for inventory management, and production and technical assistance. The Company also provides special stocking programs in which products that would not otherwise be stocked by the Company are held in inventory to meet certain customers’ needs. These services are designed to reduce customers’ costs by minimizing their investment in inventory and improving their production efficiency.

Customers

The Company’s customer base is diverse, numbering over 30,000. No single customer accounted for more than 10 percent of Company sales in 2004, and the top ten customers accounted for approximately 22 percent of its sales revenues in 2004. The Company’s customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company’s percentage of sales revenue by class of customers for 2004, 2003 and 2002:

	Percentage of Sales Revenue
Class of Customer	2004	2003	2002
Machinery manufacturers	34%	30%	32%
Fabricated metal products producers	26	24	26
Electrical machinery producers	17	21	16
Transportation equipment producers	8	9	9
Construction-related purchasers	5	5	4
Wholesale distributors	3	3	3
Metals mills and foundries	1	2	2
Other	6	6	8

Total	100%	100%	100%

Some of the Company’s largest customers have supply programs with the Company, typically ranging from three months to one year in duration. A very small number of these programs extend beyond one year in duration. Pricing for these contracts is generally based on a pricing formula rather than a fixed price for the program duration. However, certain customer contracts are at fixed prices; in order to minimize its financial exposure, the Company generally matches these fixed-price sales programs with fixed-price supply programs. In general, sales to customers are priced at the time of sale based on prevailing market prices.

Suppliers

In 2004, the Company purchased approximately 2.6 million tons of materials from many suppliers, including mills located throughout the world. The Company’s top 25 suppliers accounted for 79 percent of 2004 purchase dollars. The following table shows the suppliers that individually accounted for 10 percent or more of the 2004 purchase dollars:

Supplier	Percentage of Purchase Dollars
Ispat Inland, Inc.	13.1%
Nucor Corporation	12.8%
North American Stainless	10.0%

The Company purchases the majority of its inventories at prevailing market prices from key suppliers with which it has established relationships to obtain improvements in price, quality, delivery and service. The Company is generally able to meet its materials requirements because it uses many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, the Company may not be able to pass its increased material costs fully to customers. In recent years and continuing in 2004-2005, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. This trend could lead to disruptions in the Company’s ability to meet its material requirements. The Company believes it will be able to meet its material requirements because it believes it has good relationships with its suppliers and believes it will continue to be among the largest customers of its suppliers.

Sales and Marketing

Each of the Company’s business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company’s products. The Company’s office and field sales staffs, which together consist of approximately 660 employees, include technical and metallurgical personnel. In addition, its corporate marketing department develops advertising materials and coordinates national product-specific promotions targeting industries serviced by the Company.

Capital Expenditures

In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2004, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $16.5 million.

	Dollars in Millions
	Additions	Retirements or Sale	Net
2004	$32.6	$35.4	$(2.8)
2003	19.4	22.8	(3.4)
2002	10.5	12.9	(2.4)
2001	13.4	11.5	1.9
2000	34.7	11.5	23.2

The Company anticipates that capital expenditures, excluding acquisitions, will be in the range of $40 million to $60 million for 2005, which amounts include capital expenditures for Integris Metals. The Company expects capital expenditures will be funded from cash generated by operations

Employees

As of December 31, 2004, the Company employed approximately 3,600 persons, of which approximately 1,600 were office employees and approximately 2,000 were plant employees. Fifty-six percent of the plant employees were members of various unions, including the United Steelworkers and the Teamsters. The Company’s relationship with the various unions generally has been good and over the last five years there have been no work stoppages. During 2005, contracts covering approximately 130 employees at six facilities will expire. Agreements with the United Steelworkers and Teamsters will expire on various dates during the period January 31, 2006 through October 31, 2006. While management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts, no assurances can be given that labor disruptions will not occur or that any of these contracts will be extended prior to their expiration.

Environmental, Health and Safety Matters

The Company’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company’s management believes that the Company’s operations are presently in substantial compliance with all such laws and does not presently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet present environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company retained an environmental consultant to conduct Phase I and Phase II environmental studies for one property that the Company intends to dispose of in connection with consolidating its Chicago operations. The Company believes that the reserve established as part of the restructuring charge in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports. The Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 14, 2003, the United States Environmental Protection Agency (“USEPA”) advised Ryerson and various other unrelated parties that they were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures was approximately $800,000, of which Ryerson’s share was approximately $30,000. The notice alleged that Ryerson may have generated or transported hazardous substances to that facility. Ryerson entered into an Administrative Order with approximately 40 potentially responsible parties and the USEPA to perform cleanup at the site and reimburse certain response costs. The USEPA has issued a notice of completion for the site providing that all the potentially responsible parties’ obligations have been satisfactorily completed in compliance with the USEPA’s Administrative Consent Order. Work is complete at the site except for three additional site visits to be completed by the removal action contractor in April and October of 2005 and April 2006. Ryerson’s liability did not materially affect its or the Company’s results of operations, financial condition or cash flows.

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

Restructuring

In 2004, the Company recorded restructuring charges of $3.6 million associated with the consolidation of two facilities in the Northeast region of the United States and a workforce reduction. The charges consist primarily of employee-related costs, including severance for 33 employees. The 2004 restructuring actions will be completed by mid-2005.

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

Coryer

The Company owns a 49 percent interest in Coryer, S.A. de C.V., a joint venture with the Grupo Collado, S.A. de C.V., a steel distributor in Mexico. Coryer conducts its business through its subsidiary Collado Ryerson, S.A. de C.V., a metals service center and processor with a processing facility at Matamoros, Mexico. The joint venture will enable the Company to expand service capability in Mexico.

Ryerson International / Tata Ryerson Limited

In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to hold the Company’s non-North American international operations. Through Ryerson International, Inc. the Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudapur, India. Tata Ryerson also maintains sales offices in Chennai, Siliguri, Bangalore, Kanpur, Dehra Dun, Thane, Noida and Ludhiana.

Available Information

The Company makes its periodic and current reports available, free of charge, on the Investor Relations section of its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company also posts its Corporate Governance Guidelines, Code of Ethics and Business Conduct and Board of Directors’ committee charters within this section of the website. The Company’s website address is www.ryersontull.com. Print copies of these documents can also be obtained by contacting the Investor Relations department of the Company. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy statements and other information filed by or regarding the Company at www.sec.gov.

Integris Metals, Inc.

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals, Inc. (“Integris Metals”) for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt.

Integris Metals was created on November 1, 2001, through a combination of NAMD, Inc. (the metals service center business of BHP Billiton) and RASCO (Reynolds Aluminum Supply Company, the metals service center business of Alcoa Inc.). Prior to June 30, 2001, NAMD, Inc. was wholly owned by Billiton Plc, now part of BHP Billiton Plc.

Integris’ fiscal year is composed of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s financial statements presented in this report do not include the financial results of Integris Metals for any of the periods presented or at any of the dates presented.

General

As measured by sales revenue, Integris Metals is among the largest metals service centers in North America and has a leading market position in aluminum and stainless steel product sales compared to its largest competitors. Integris Metals’ dedicated processing centers and 59 branches located throughout the United States and Canada provide it with a broad geographic network that covers key industrial regions and allowed it to serve more than 20,000 customers in 2004, ranging in size from large national manufacturers to local, independently owned fabricators and machine shops.

Integris Metals distributes and processes metals for a wide range of end-uses in a variety of industries. Among the processes that Integris Metals provides are leveling, cutting-to-length, polishing, slitting, shearing, blanking, precision sawing and plasma and waterjet cutting to exact specifications. Integris Metals’ value-added services, such as just-in-time inventory management, logistics management, quality control services, cost reduction initiatives and engineering support, assist its customers in managing and reducing their costs. Integris Metals’ ability to customize, as well as its geographic network, allow it to serve large national manufacturing companies by providing a consistent standard of products and services across its numerous locations.

Aluminum and stainless steel in all product forms together accounted for approximately 86% of Integris Metals’ sales during fiscal year 2004.

Products

The following tables show the percentage of Integris Metals’ revenue by product for the periods indicated.

	Percentage of Sales Revenue
	Fiscal Year
Product Line	2004	2003	2002
Aluminum	41%	42%	44%
Stainless steel	45	44	42
Carbon steel	5	4	4
Other	9	10	10

Total	100%	100%	100%

Customers

Integris Metals has more than 20,000 customers in the United States and Canada. Integris Metals’ sales in Canada accounted for 15.8%, 17.9% and 15.7% of its total revenues with sales of $316.8 million, $267.3 million and $238.4 million in fiscal years 2004, 2003 and 2002, respectively. Integris Metals believes that has a diverse customer base. The following tables set out Integris Metals’ 2004 customer base by industry and by annual sales:

Class of Customer	Percent of Fiscal 2004 Sales Revenue
Metal Producers and Fabrication	32%
Machinery Manufacturers	19
Transportation Equipment	17
Electrical Machinery	10
Wholesale Producers	5
Construction Related	4
Building Materials & Supplies	2
Metals Mills & Foundries	1
Metal Mining	1
All Others	9

Total	100%

In fiscal year 2004, no single customer accounted for more than 5% of sales.

Integris Metals’ sales contracts range from one-time sales for basic transactional sales to one-year agreements with large program customers. Transactional sales are generally priced at the time of sale based on prevailing market prices. Pricing of program sales varies according to the level and type of services provided in addition to the material sold. Program sales frequently include a fixed-pricing arrangement over a period of time ranging from one month to a year. Typically, a corresponding fixed price purchase program is negotiated with one or more of the Company’s suppliers for large program sales. Such fixed-price programs generally do not include surcharges due to the volatility of the underlying commodity prices. If surcharges are applicable, they are typically invoiced at current market amounts. Integris Metals operates with a minimal backlog of orders.

Suppliers

Major stainless steel suppliers in the North American market include Allegheny Ludlum, North American Stainless, Mexinox and AK Steel. Major aluminum suppliers include Alcoa, Alcan and Commonwealth Industries. In addition to these major North American producers, Integris Metals also purchases metal products from suppliers based in China, Brazil, Mexico, South Africa, India and Europe. No single supplier accounted for more than 15% of Integris Metals’ material purchases during fiscal year 2004.

Sales and Marketing

Integris Metals employs approximately 500 sales personnel, organized by each local business unit to provide closer customer accessibility. In addition to their base salary, salespeople receive incentive compensation based on profit targets and other factors for their particular business unit. Integris Metals also has a corporate sales department that develops relationships with large customers and supports its business units in serving customer programs. The corporate sales department produces Integris Metals’ advertising and promotional materials.

Employees

As of December 31, 2004, Integris Metals had approximately 2,300 employees of which approximately 1,000 were office employees and approximately 1,300 were plant employees. Approximately 600 employees are covered by collective bargaining agreements, primarily with the International Brotherhood of Teamsters and United Steel Workers of America unions. Integris Metals has entered into collective bargaining agreements with 22 union locals at 23 of its facilities that expire at various times over the next five years. During 2005, contracts covering approximately 100 employees at three facilities are scheduled to expire. These collective bargaining agreements have not had a material impact either favorably or unfavorably on Integris Metals’ revenues or profitability at its various locations. Management does not expect any unresolvable issues to arise in connection with the renewal of existing contracts; however, labor disruptions may occur. There have been two work stoppages since Integris Metals’ formation in 2001: a strike by the members of the International Brotherhood of Teamsters Local #221, covering 69 individuals, which occurred at the Minneapolis facility in June 2003 and lasted less than one month, and a strike by the members of the International Brotherhood of Teamsters Local # 938, covering 81 individuals, at Integris Metals’ Toronto facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004.

Environmental, Health and Safety

Integris Metals’ operations in the U.S. and Canada are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety, including those governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. To date, compliance with these regulations has not had a material effect on Integris Metals’ earnings.

Integris Metals’ United States operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. Integris Metals operates a private trucking motor fleet for making deliveries to its customers. Integris Metals’ drivers do not carry any material quantities of hazardous materials. Integris Metals’ Canadian operations are subject to similar regulations.

Integris Metals believes that it is presently in substantial compliance with all environmental and workplace health and safety laws and does not currently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements, which costs and liabilities could have a material adverse effect on Integris Metals’ results of operations or financial condition. Integris Metals is aware of no pending remedial actions or claims relating to environmental matters that it expects to have a material effect on its financial condition or results of operations. Some of the properties that Integris Metals owns or leases, however, are located in industrial areas or have a history of heavy industrial use. Although Integris Metals does not currently anticipate material liabilities, contamination at these and other properties may result in Integris Metals potentially incurring environmental liabilities in the future that could have a material adverse effect on its financial condition or results of operations.

Integris Metals has been informed that there is groundwater contamination underneath its Atlanta, Georgia service center. Reynolds Metals Company, the former owner and operator of the Atlanta service center, has been identified as a potentially responsible party at the nearby Woodall Creek Hazardous Site in connection with this contamination. In the fall of 2002, Reynolds conducted a study of Integris Metals’ Atlanta service center to determine the source of the contamination. According to the results of that study, the contamination is migrating to Integris Metals’ property from adjacent properties. Therefore, Integris Metals does not believe its facility is the source of the contamination. However, environmental laws can impose joint and several liability on current owners of contaminated property for the costs of cleaning up such contamination. Thus, there is a possibility that Integris Metals will be identified as a potentially responsible party for remediation costs associated with this contamination. Integris Metals cannot reasonably estimate its potential liability associated with the groundwater contamination at this time.

ITEM 2.	PROPERTIES.

Ryerson, Tull, Inc.

As of December 31, 2004, the Company’s facilities were:

Joseph T. Ryerson & Son, Inc.

Ryerson maintains 31 operational facilities and five locations that are dedicated to administration services. All of the metals service center facilities are in good or excellent condition and are adequate for Ryerson’s existing operations. Approximately 33% of these facilities are leased. The lease terms expire at various times through 2014. Properties noted as vacated below have been closed and are in the process of being sold. Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of January 1, 2005:

Location	Own/Lease
Phoenix, AZ	Owned
Stockton, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Des Moines, IA	Owned
Marshalltown, IA	Owned
Chicago, IL (Headquarters)*	Owned
Chicago, IL (16th Street Facility)	Owned
Chicago, IL (111th Street—Brite Line)	Owned
Chicago, IL (111th Street—RTCP)	Owned
Chicago, IL (83rd Street)	Owned/Vacated
Westmont, IL*	Leased
Burns Harbor, IN**	Owned
Devens, MA	Owned
Lansing, MI	Leased
New Hope, MN*	Leased
Plymouth, MN	Owned
Plymouth, MN (RTCP)	Leased
St. Louis, MO	Leased
North Kansas City, MO	Owned
Buffalo, NY	Owned
New York, NY*	Leased
Cincinnati, OH	Owned
Cleveland, OH	Owned
Hamilton, OH*	Leased
Portland, OR	Leased
Fairless Hills, PA	Leased
Philadelphia, PA	Owned
Pittsburgh, PA	Owned
Chattanooga, TN	Owned
Knoxville, TN	Leased
Dallas, TX	Owned
Pounding Mill, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Milwaukee, WI	Owned

*	Office space only
**Formerly	owned by J & F Steel.

J. M. Tull Metals Company, Inc.

Tull maintains and operates 25 facilities. All of the metals service center facilities are in good or excellent condition and are adequate for Ryerson’s existing operations. Approximately 30% of these facilities are leased. The lease terms expire at various times through 2019. Properties noted as vacated below have been closed and are in the process of being sold or sublet. Tull’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of December 31, 2004:

Location	Own/Lease
Birmingham, AL	Owned
Little Rock, AR	Owned
Fort Smith, AR	Owned
Fort Smith, AR	Leased
Hickman, AR	Leased
West Memphis, AR	Owned
Jacksonville, FL	Owned
Miami, FL	Owned
Tampa Bay, FL	Owned
Duluth, GA	Owned
Lawrenceville, GA	Leased/Vacated
Norcross, GA	Owned
Baton Rouge, LA	Owned/Vacated
Shreveport, LA	Owned
St. Rose, LA (New Orleans)	Owned
Greenwood, MS	Leased
Jackson, MS	Owned
Charlotte, NC	Owned
Goldsboro, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Tulsa, OK	Owned
Oklahoma City, OK	Owned
Charleston, SC	Leased
Greenville, SC	Owned
Richmond, VA	Owned

J & F Steel, LLC

J & F Steel, LLC (“J&F”), a wholly-owned, indirect subsidiary of Ryerson Tull maintains three service centers. All of the metals service center facilities are in good or excellent condition and are adequate for J&F’s existing and anticipated operations. All three facilities are held in fee.

The following table sets forth certain information with respect to each facility as of December 31, 2004:

Location	Own/Lease
Jenison, MI	Owned
Middletown, OH	Owned
Memphis, TN	Owned

Ryerson Tull Canada, Inc.

Ryerson Tull Canada, Inc. (“RT Canada”), a wholly owned indirect Canadian subsidiary of Ryerson Tull, has two facilities in Canada. Both of the metals service center facilities are in good or excellent condition and are adequate for RT Canada’s existing and anticipated operations. Both facilities are leased.

Location	Own/Lease
Vaudreuil, QC	Leased
Brampton, ON	Leased

Coryer S.A. de C.V.

Coryer S.A. de C.V., a joint venture in which the Company owns a 49 percent interest, owns one operating facility in Matamoros, Mexico. Coryer’s property is adequate to serve its present and anticipated needs.

Tata Ryerson Limited

Tata Ryerson Limited, a joint venture company in which the Company owns a 50 percent interest, has seven metals service centers in India, at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudrapur. Tata Ryerson also maintains sales offices in Chennai, Siliguri, Bangalore, Kanpur, Dehra Dun, Thane, Noida and Ludhiana. Tata Ryerson’s properties are adequate to serve its present and anticipated needs.

Integris Metals, Inc.

Integris Metals maintains 59 branches and three dedicated processing centers throughout 33 states in the United States and seven provinces in Canada, which consist of 68 physical facilities as listed in the table below. Integris Metals’ corporate headquarters is located in Minneapolis, Minnesota. All of the metals service center facilities are in good or excellent condition and are adequate for Integris Metals’ existing operations. Approximately 40% of these facilities are leased. The lease terms expire at various times through 2012. Properties noted as vacated below have been closed and are in the process of being sold or sublet. Integris Metals’ properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of December 31, 2004.

United States Dedicated Processing Centers:

Location	Own/Lease
Ambridge, PA	Owned
Atlanta, GA	Owned
Shelbyville, KY	Owned

United States Facilities:

Location	Own/Lease
Birmingham, AL	Owned
Little Rock, AR	Owned
Phoenix, AZ	Leased
Livermore, CA	Leased
Los Angeles, CA	Owned
Los Angeles, CA (Permamet)	Leased
San Diego, CA	Leased
Denver, CO	Owned
Wallingford, CT	Leased
Wilmington, DE	Owned

Location	Own/Lease
Jacksonville, FL	Owned
Orlando, FL	Owned
Atlanta, GA	Owned
Cedar Rapids, IA	Owned
Boise, ID	Leased
Chicago, IL	Leased
Indianapolis, IN	Owned
Wichita, KS	Leased
Louisville, KY	Owned
Lafayette, LA	Owned
Marlborough, MA	Owned
Kentwood, MI	Leased/Vacated
Grand Rapids, MI	Leased
Midland, MI	Leased
Fridley, MN	Leased
Minneapolis, MN (includes United States Headquarters)	Owned
Kansas City, MO	Owned
Maryland Heights, MO	Leased
St. Louis, MO	Leased
Billings, MT	Leased
Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated
Omaha, NE	Owned
Rochester, NY	Leased
Cincinnati, OH	Leased
Cleveland, OH	Owned
Springboro, OH	Owned/Vacated
Tulsa, OK	Leased
Tulsa, OK	Owned
Portland, OR	Leased
Erie, PA	Leased
Pittsburgh, PA	Leased
Knoxville, TN	Leased
Memphis, TN	Leased
Nashville, TN	Owned
Dallas, TX	Owned
Houston, TX	Owned
Houston, TX	Owned
Richmond, VA	Owned
Richmond, VA (Sales)	Leased
Seattle/Auburn, WA	Owned
Spokane, WA	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

Canadian Facilities:

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Edmonton, AB (Warehouse Only)	Owned

Location	Own/Lease
Richmond, BC	Owned
Richmond, BC	Leased
Winnipeg, MB	Owned
Saint John, NB	Owned
Toronto, ON (includes Canadian Headquarters)	Owned
Sudbury, ON	Owned
Thunder Bay, ON	Leased
Windsor, ON	Owned
Laval, QC	Leased
Laval, QC (Warehouse Only)	Leased
Saskatoon, SK	Owned

ITEM 3.	LEGAL PROCEEDINGS.

Ryerson Tull, Inc.

From time to time, the Company is named as a defendant in legal actions incidental to our ordinary course of business. The Company does not believe that the resolution of these claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company maintains liability insurance coverage to assist in protecting its assets from losses arising from or related to activities associated with business operations.

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued the Company and six other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals, Inc.; and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit, answered the complaint denying all claims and allegations, and filed a Motion for Summary Judgment. The trial court entered judgment on June 15, 2004 sustaining our summary judgment motion and those of the other defendants on all claims. Champagne filed a notice of appeal on July 13, 2004; the Company has responded, but the appeals court has not set a date for hearings. The Company cannot determine at this time the amount of liability related to this litigation, but in the opinion of management such liability, if any, will not materially affect its results of operations, financial position, or cash flows.

Integris Metals, Inc.

From time to time Integris Metals is named as a defendant in legal actions arising in the ordinary course of its business. Except as disclosed in this 10-K, Integris Metals is not a party to any pending legal proceedings other than routine litigation incidental to Integris Metals’ business. Management does not believe that the resolution of these claims will have a material adverse effect on Integris Metals’ financial position, results of operations or cash flows.

One of Integris Metals’ predecessors, RASCO, sold approximately 736,000 pounds of aluminum plate for use in the Northwest marine industry during the period RASCO was a division of Reynolds Metals Company. The aluminum plate, manufactured by Alcan, has now been determined to be unsuitable for marine use. Alcoa, the parent company of Reynolds Metals Company, has agreed to provide Integris Metals with defense and indemnity to legal matters and claims associated with this matter for shipments prior to November 1, 2001. Based on the percentage of product purchased and shipped after November 2001, Integris Metals has recorded a

$250,000 liability at December 31, 2004, related to its exposure. Alcoa has also organized an aluminum boat solutions team to identify and notify customers, involve the U.S. Coast Guard in inspection protocols and resolve any claims related to this matter.

As discussed above, Integris is also a named defendant in the Champagne Metals lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors of Ryerson Tull. All executive officers of Ryerson Tull have been employed by the Company or an affiliate of the Company throughout the past five years.

Set forth below are the executive officers of Ryerson Tull as of February 25, 2005, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
Neil S. Novich, 50 Chairman, President and Chief Executive Officer	Mr. Novich has been Chairman, President and Chief Executive Officer and a director of Ryerson Tull since February 1999. Mr. Novich is also a director of W.W. Grainger, Inc.

Jay M. Gratz, 52 Executive Vice President, Chief Financial Officer and President—Ryerson Tull Coil Processing Division	Mr. Gratz has been Executive Vice President and Chief Financial Officer of Ryerson Tull since February 1999 and President of Ryerson Tull Coil Processing Division since November 2001.

Gary J. Niederpruem, 53 Executive Vice President	Mr. Niederpruem has been Executive Vice President of Ryerson Tull since February 1999.

James M. Delaney, 47 President—Customer Solutions Team, Chief Customer Officer and Chief Procurement Officer	Mr. Delaney has been President, Customer Solutions Team and Chief Customer Officer since June 2000 and Chief Procurement Officer since July 2001. He was President of Ryerson Central, a unit of Ryerson Tull, from February 1999 to June 2000.

Stephen E. Makarewicz, 58 President, Ryerson Tull South	Mr. Makarewicz has been President, Ryerson Tull South, a unit of Ryerson Tull, since June 2000 and President, Chief Executive Officer and Chief Operating Officer of Tull since October 1994.

William Korda, 57 Vice President— Human Resources	Mr. Korda has been Vice President—Human Resources of Ryerson Tull since February 1999.

Joyce E. Mims, 62 Vice President and General Counsel	Ms. Mims has been Vice President and General Counsel of Ryerson Tull since January 2001. She was Vice President, General Counsel and Secretary of Ryerson Tull from June 1999 until January 2001.

Darell R. Zerbe, 62 Vice President— Information Technology	Mr. Zerbe has been Vice President—Information Technology and Chief Information Officer of Ryerson Tull since February 1999.

Terence R. Rogers, 45 Vice President— Finance and Treasurer	Mr. Rogers has been Vice President—Finance since September 2001 and Treasurer since February 1999. He was Chief Procurement Officer from April 2000 to July 2001.

Lily L. May, 55 Vice President, Controller and Chief Accounting Officer	Ms. May has been Vice President of Ryerson Tull since January 2003 and Controller since February 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The common stock of Ryerson Tull is listed and traded on the New York Stock Exchange. As of March 2, 2005, the number of holders of record of common stock of Ryerson Tull was 8,452.

The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on the Common Stock for the period January 1, 2003 through December 31, 2004.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER (UNAUDITED)

(Dollars in millions, except per share data)

	Net Sales	Gross Profit	Income (Loss) From Continuing Operations Before Taxes	Net Income (Loss)	Per Common Share					Dividend paid
					Net Income (Loss)		Market Price
					Basic	Diluted	High	Low	Close
2004
First Quarter	$704.8	$137.0	$20.0	$12.0	$.48	$.46	$13.62	$10.00	$13.09	$0.05
Second Quarter	794.7	148.4	31.8	21.2	.85	.83	16.05	11.18	15.88	0.05
Third Quarter	898.7	151.3	24.5	17.4	.70	.68	17.32	13.90	17.17	0.05
Fourth Quarter	903.8	126.8	(2.7)	3.9 †	.15 †	.14 †	17.88	13.90	15.75	0.05

Year	$3,302.0	$563.5	$73.6	$54.5	$2.18	$2.11	17.88	10.00	15.75	$0.20

2003
First Quarter	$548.1	$109.5	$1.0	$0.6	$0.02	$0.02	$7.04	$5.50	$6.25	$0.05
Second Quarter	542.4	103.7	(6.8)	(4.1)	(0.17)	(0.17)	9.26	6.24	8.78	0.05
Third Quarter	551.4	103.0	(5.4)	(3.2)	(0.13)	(0.13)	9.94	7.45	7.80	0.05
Fourth Quarter	547.5	106.5	(4.9)	(7.4)*	(0.30)*	(0.30)*	11.58	7.81	11.45	0.05

Year	$2,189.4	$422.7	$(16.1)	$(14.1)	$(0.58)	$(0.58)	11.58	5.50	11.45	$0.20

†	In the fourth quarter of 2004, the Company recorded a $1.9 million income tax benefit, or $0.07 per share, attributable to the reassessment of the valuation allowance for a deferred tax asset. The Company also recorded a $3.5 million, or $0.14 per share, favorable adjustment for discontinued operations.
*	In the fourth quarter of 2003, the Company recorded a valuation allowance for certain state tax assets of $4.3 million, or $0.17 per share.

Restrictions in the Company’s financing that limit the Company’s ability to pay dividends are described in Item 7 “Management’s Discussion and Analysis of Financial Condition” at page 20.

(b) Not applicable.

(c) The Company did not repurchase any of its equity securities during the fourth quarter of 2004 and does not have a repurchase program currently in effect.

ITEM 6.	SELECTED FINANCIAL DATA.

The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Ryerson Tull, Inc. and Subsidiaries and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.” The historical consolidated financial information for the fiscal years 2000 through 2004 reflects the historical financial statements of the Company.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND

OPERATING RESULTS—CONTINUING OPERATIONS

(Dollars in millions, except per share and per ton data)

	2004		2003		2002		2001		2000
Summary of Earnings
Net sales	$3,302.0		$2,189.4		$2,096.5		$2,243.5		$2,862.4
Gross profit	563.5		422.7		410.6		402.4		549.7
Operating profit	97.1	(1)	2.6	(2)	(8.8	)(3)	(74.6	)(6)	(4.1	)(7)
Income (loss) before income taxes, minority interest, and discontinued operations	73.6	(1)	(16.1	)(2)	(19.7	)(4)	(99.8	)(6)	(33.5	)(7)
Income (loss) from continuing operations	47.5	(1)	(14.1	)(2)	(12.4	)(4)	(60.2	)(6)	(25.1	)(7)
Earnings (loss) per share—basic	2.18		(0.58)		(3.89	)(5)	(2.44)		(1.03)
Earnings (loss) per share—diluted	2.11		(0.58)		(3.89	)(5)	(2.44)		(1.03)
Financial Position at Year End
Inventory—current value(8)	$936.2		$498.8		$492.7		$409.2		$608.9
Working capital	771.9		503.4		505.5		396.6		418.3
Property, plant and equipment	239.3		225.0		233.0		249.7		274.7
Total assets	1,532.3		1,114.4		1,101.5		1,009.9		1,372.1
Long-term debt	526.2		266.3		220.4		100.6		100.7
Stockholders’ equity	432.8		382.3		405.6		551.7		661.7
Financial Ratios
Inventory turnover—current value basis(8)	3.9		3.6		3.9		3.6		3.4
Return on ending stockholders’ equity	12.6		(3.7)		(3.1)		(10.9)		(3.8)
Volume and Per Ton Data
Tons shipped (000)	2,821		2,553		2,610		2,817		3,339
Average selling price per ton	$1,170		$858		$803		$796		$857
Gross profit per ton	200		166		158		143		165
Operating expenses per ton	166		165		161		169		166
Operating profit per ton	34		1		(3)		(26)		(1)
Profit Margins
Gross profit as a percent of sales	17.1%		19.3%		19.6%		17.9%		19.2%
Operating expenses as a percent of sales	14.1		19.2		20.0		21.2		19.3
Operating profit as a percent of sales	3.0		0.1		(0.4)		(3.3)		(0.1)
Other Data
Average number of employees	3,434		3,471		3,715		4,198		4,848
Tons shipped per average employee	822		736		703		671		689
Capital expenditures	$32.6		$19.4		$10.5		$13.4		$34.7
Cash flow provided by (used for) operating activities	(170.0)		(12.6)		(141.6)		272.4		(74.4)
Dividends paid per common share	0.20		0.20		0.20		0.20		0.20

(1)	Includes restructuring and plant closure costs of $3.6 million, or $2.2 million after-tax, and gain on the sale of assets of $5.6 million, or $3.4 million after tax.
(2)	Includes restructuring and plant closure costs of $6.2 million pretax or $3.8 million after-tax.
(3)	Includes an unfavorable adjustment to the sale of Inland Engineered Materials Corporation of $8.5 million pretax, or $5.4 million after-tax, restructuring and plant closure costs of $2.7 million pretax, or $1.6 million after-tax, a $10.9 million pretax, or $6.6 million after-tax, gain on the sale of assets and a $4.1 million pretax, or $2.6 million after-tax, gain on the sale of Company’s interests in China.
(4)	In addition to the items noted in (3), includes a $5.1 million pretax, or $3.3 million after-tax, gain from shares received on demutualization of an insurance company.
(5)	In addition to items noted in (3) and (4), includes $82.2 million after-tax, or $3.31 per share, impairment charge resulting from the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The charge was recorded as the cumulative effect of a change in accounting principle.
(6)	Includes restructuring costs of $19.4 million pretax, or $11.9 million after-tax, loss on the sale of Mexican interests of $3.3 million pretax, or $2.0 million after-tax, the write-off of the investment in MetalSite, Inc. of $1.0 million pretax, or $0.6 million after-tax, and a $1.3 million pretax, or $0.8 million after-tax, gain on the sale of assets.

(7)	Includes restructuring and plant closure costs of $27.8 million pretax, or $17.7 million after-tax, bad debt expense for a single customer of $16.2 million pretax, or $12.3 million after-tax, and a $4.4 million pretax, or $2.8 million after-tax, pension curtailment gain.
(8)	Current value of inventory equals book value of inventory plus LIFO reserve. Inventory—current value is not a balance sheet measure defined by generally accepted accounting principles and may not be comparable to similarly titled measures presented by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Annual Report on Form 10-K for cautionary information with respect to such forward-looking statements. The following discussion should be read in conjunction with Item 6 “SELECTED FINANCIAL DATA” and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Overview

The Company is a general line materials, primarily metals, distributor and processor, offering a broad line of sheet, bar, tube and plate products. The Company purchases large quantities of metal products from primary producers and sells these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by the Company by burning, sawing, slitting, blanking, cutting to length or other techniques. The Company sells its products and services to many industries, including machinery manufacturers, fabricated metal products, electrical machinery, transportation equipment, construction, wholesale distributors, and metals mills and foundries. Revenue is recognized at the time of shipment to customers, which is substantially the same as recognizing revenue upon delivery given the proximity of the Company’s distribution sites to its customers.

Sales volume, gross profit and expense control are the principal factors that impact the Company’s profitability:

Sales volume.     The Company’s sales volume is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries that are Company customers. Increases in sales volume enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold.

Gross profit.    Gross profit is the difference between net sales and the cost of materials sold. The Company’s sales prices to its customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on the Company acquiring metals at competitive prices and its ability to manage the impact of changing prices.

Operating expenses.    Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which can not be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, can have significant impact on profitability.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s financial results. The metals service center industry experienced a significant recovery during 2004 due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, all of which combined to substantially increase metals selling prices. The Company’s profitability also improved substantially in 2004.

During 2004, the Company’s shipment volume increased 10 percent from 2003, following a 2 percent decline in volume in 2003 from 2002 and a 7 percent decline in 2002 from 2001. During 2002 and 2003, the Company focused on streamlining its operations to increase efficiency and improve its fixed cost structure to position the Company to benefit to a greater extent from the economic recovery. In 2004, the Company reported an operating profit of $97.1 million compared to $2.6 million in 2003 due to a 36 percent increase in average selling price and a 10 percent increase in volume. Tons shipped per employee, a key measure of productivity, increased 12 percent from 736 tons to 822 tons.

Results of Operations

	2004	2003	2002
	(Figures in millions, except per share data)
Net sales from continuing operations	$3,302.0	$2,189.4	$2,096.5
Gross profit	563.5	422.7	410.6
Warehousing and delivery expenses	250.1	226.4	226.6
Selling, general and administrative expenses	218.3	187.5	196.6
Restructuring charges	3.6	6.2	2.7
Net other charges and (gains)	(5.6)	—	(6.5)
Operating profit (loss) from continuing operations	97.1	2.6	(8.8)
Income (loss) from continuing operations	47.5	(14.1)	(12.4)
Income (loss) from discontinued operations	7.0	—	(1.7)
Cumulative effect of change in accounting principle	—	—	(82.2)
Net income (loss)	$54.5	$(14.1)	$(96.3)
Income (loss) per common share from continuing operations—diluted	$1.84	$(0.58)	$(0.51)
Net income (loss) per common share—diluted	$2.11	$(0.58)	$(3.89)
Average shares outstanding—diluted	25.7	24.8	24.8

Continuing Operations

The Company reported income from continuing operations in 2004 of $47.5 million, or $1.84 per diluted share, as compared with a loss from continuing operations of $14.1 million, or $0.58 per diluted share, in 2003, and a loss of $12.4 million, or $0.51 per diluted share, in 2002. Included in the 2004 results were restructuring and plant closure costs of $2.2 million after-tax, or $0.08 per share and gain on the sale of assets of $3.4 million after-tax, or $0.13 per share.

Comparison of 2004 with 2003—Continuing Operations

Net Sales

Net sales of $3.30 billion in 2004 increased 51 percent from $2.19 billion in 2003 as a result of a 36 percent increase in average selling price and a 10 percent increase in tons shipped. The Company benefited from the higher metals prices resulting from the combination of tight metals supplies and increased demand by the metals-consuming sector of the U.S. economy during 2004. Approximately one-third of the increase in tons shipped was attributable to the acquisition of J&F Steel, purchased on July 30, 2004.

Gross Profit

Gross profit – the difference between net sales and the cost of materials sold – increased 33 percent to $563.5 million in 2004 from $422.7 million in 2003. Gross profit as a percentage of sales decreased to 17.1 percent from 19.3 percent a year ago. The decline was due to increased material costs for contractual customers, which were passed through without a markup (1.4 percent impact) and to the addition of relatively high-cost carbon flat-rolled steel inventory in 2004, which resulted in higher material costs passing through the cost of goods sold under the LIFO method of material costing (1.0 percent impact). Gross profit per ton increased to $200 in 2004 from $166 in 2003 due to higher selling prices.

Expenses

Total operating expenses in 2004 increased $46.3 million to $466.4 million from $420.1 million in 2003. Warehousing and delivery expenses in 2004 increased to $250.1 million from $226.4 million in 2003. The increase was primarily due to increased delivery expenses of $10.3 million (excluding J&F Steel) resulting from higher volume, higher diesel fuel costs and increased transportation prices, in addition to higher operating supplies ($2.2 million) and group insurance costs ($3.1 million) and to five months’ expenses from J&F Steel ($4.1 million). Selling, general and administrative expenses increased in 2004 to $218.3 million from $187.5 million in 2003. The increase was due primarily to higher incentive bonuses ($17.7 million), higher pension and group insurance costs ($5.9 million) and five months’ expenses from J&F Steel ($3.2 million).

Total operating expenses per ton was $166 in 2004 and $165 in 2003, representing 14.1 percent and 19.2 percent of sales, respectively. Included in the total expenses are restructuring and plant closure costs of $3.6 million for 2004 and $6.2 million in 2003. The average number of employees decreased 1 percent in 2004 to 3,434 from 3,471 in 2003 while tons shipped per employee, a key measure of productivity, increased 12 percent from 736 tons to 822 tons.

Operating Profit

Operating profit was $97.1 million in 2004, representing 3.0 percent of sales, compared to an operating profit of $2.6 million, representing 0.1 percent of sales, in 2003. The improvement was primarily due to the higher level of gross profit generated from higher average selling price and volume in 2004, as discussed above.

Other Expenses

Other expenses increased to $23.5 million in 2004 from $18.7 million in 2003. Other expenses are primarily related to interest and financing costs. Higher levels of credit facility borrowings to fund the J&F acquisition and increased working capital requirements during 2004 were primarily responsible for the increase in interest and financing costs.

Provision for Income Taxes

In 2004, the Company recorded income tax expense of $26.1 million compared to a $2.0 million tax benefit in 2003. The effective tax rate was 35.5 percent in 2004 compared to 12.5 percent in 2003. In 2004, the Company recorded a $1.9 million income tax benefit as a result of the reassessment of the valuation allowance for certain state deferred tax assets. The lower effective tax rate in 2003 resulted from recording an additional valuation allowance of $4.5 million against certain state deferred tax assets.

Earnings Per Share

Diluted earnings per share from continuing operations was $1.84 in 2004 and a loss of $0.58 in 2003, due primarily to the results of operations discussed above.

Comparison of 2003 with 2002—Continuing Operations

Net Sales

Net sales of $2.19 billion in 2003 increased 4 percent from $2.10 billion in 2002 as a result of a 7 percent increase in average selling price, partially offset by a 2 percent decline in tons shipped. Volume was impacted by the weak market demand for the Company’s products. The Company experienced higher demand for its products in the fourth quarter of 2003 compared to the same period in the prior year, and as compared to the first three quarters of 2003 on a tons-per-day basis.

Gross Profit

Gross profit—the difference between net sales and the cost of materials sold—increased 3 percent to $422.7 million in 2003 from $410.6 million in 2002. Gross profit as a percentage of sales decreased to 19.3 percent from 19.6 percent in the prior year as the Company was unable to fully pass along certain material cost increases to customers due to competitive conditions in the marketplace. Gross profit per ton increased to $166 in 2003 from $158 in 2002 due to higher selling prices.

Expenses

Total operating expenses increased $0.7 million to $420.1 million in 2003 from $419.4 million in 2002. Selling, general and administrative expenses declined by $9.1 million to $187.5 million in 2003 from $196.6 million in 2002. The decrease was primarily due to a $5.8 million reduction in expenses associated with plant consolidations, lower salary expense due to declining employment levels and lower credit losses. These expense reductions were partially offset by higher taxes and pension expense. Restructuring charges increased $3.5 million to $6.2 million in 2003 from $2.7 million in 2002. In 2002, the Company recorded a gain on sale of assets of $6.5 million.

Total operating expenses per ton increased to $165 from $161. Included in the total expenses for 2003 are restructuring and plant closure costs of $6.2 million. Total expenses in 2002 include an $8.5 million loss resulting from the settlement of litigation related to the sale of Inland Engineered Material Corporation, $2.7 million of restructuring and plant closure costs, a $10.9 million gain on the sale of assets and a $4.1 million gain on the sale of the Company’s interests in China. The average number of employees decreased 7 percent from 3,715 in 2002 to 3,471 in 2003 while tons shipped per employee, a key measure of productivity, increased 5 percent from 703 tons to 736 tons.

Operating Profit (Loss)

Operating profit was $2.6 million in 2003 compared to an operating loss of $8.8 million in 2002. The improvement was primarily due to the higher level of gross profit generated and lower selling, general and administrative expenses in 2003, as discussed above.

Other Expenses

Other expenses increased to $18.7 million in 2003 from $10.9 million in 2002. Other expenses are primarily related to interest and financing costs. Higher levels of credit facility borrowings during 2003 were primarily responsible for the increase in interest and financing costs. Included in 2002 other expenses was a gain of $5.1 million for the receipt of shares as a result of the demutualization of one of the Company’s insurance carriers, Prudential. Also included in 2002 other expenses is a charge of $1.9 million to write-off unamortized fees upon the termination of a financing agreement.

Provision for Income Taxes

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

Earnings Per Share

Diluted earnings per share from continuing operations was a loss of $0.58 in 2003 and a loss of $0.51 in 2002, due to the results of operations discussed above.

Discontinued Operations

Regarding discontinued operations, on July 16, 1998, Ispat International N.V. (“Ispat”) acquired Inland Steel Company (“ISC”), the Company’s wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company’s consolidated operations. In 1998, the Company recorded a $510.8 million after-tax gain from this transaction. In the second quarter of 2002, the Company recorded a $1.7 million after-tax charge as an additional accrual for environmental indemnification claims made by Ispat in connection with the sale of ISC. In 2003, the Company and Ispat settled all environmental and other indemnification claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. Details of the settlement are discussed in the “ISC/Ispat Transaction” below. In 2004, Ispat made the final required contributions to the Ispat Pension Plan and the Company reduced its liability related to its guaranty to the Pension Benefit Guaranty Corporation (“PBGC”) that Ispat would make the required payments. The Company’s liability was reduced from $5.5 million to zero and a favorable $3.5 million after-tax adjustment to the gain on the sale of ISC was recorded. In 2004, the Company also recorded a favorable $3.5 million after-tax adjustment to the gain on the sale of ISC related to the settlement of litigation with insurers regarding coverage issues. The combined benefit of these two matters to 2004 earnings is $7.0 million after-tax, or $0.27 per diluted share.

Change In Accounting Principle

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

Liquidity and Capital Resources

The Company had cash and cash equivalents at December 31, 2004 of $18.4 million, compared to $13.7 million at December 31, 2003. Net cash used for operating activities was $170.0 million in 2004, including a $21.5 million voluntary contribution to the Company’s pension fund and increases of $129.0 million in inventory and $59.5 million in accounts payable to support the increased sales level. As a result of the increased sales level, accounts receivable increased $182.7 million in 2004. Net cash used for operating activities was $12.6 million in 2003, including a $55.8 million voluntary contribution to the Company’s pension fund, a $21 million settlement payment to Ispat (see “ISC/Ispat Transaction” below), a $29.3 million increase in accounts receivable due to increased sales in the fourth quarter of 2003 compared to the prior year, partially offset by a $42.0 million increase in accounts payable due to the timing of payments for certain trade payables.

During 2004, the Company acquired J&F Steel, in which the Company invested a total of approximately $59.1 million, by paying $41.4 million in cash, net of $4.2 million of cash acquired, and assuming $13.5 million of debt. In addition to the J&F Steel acquisition, net cash used for investing activities of $57.1 million included capital expenditures of $32.6 million, $3.5 million of investments in joint ventures in Mexico and India, $8.0 million proceeds from the sale of a facility in Oregon, $2.7 million proceeds from the sale of a facility in Guadalajara, Mexico, $2.4 million proceeds from the sale of property in California, $3.0 million proceeds from the sale of a facility in Canada, $1.7 million proceeds from the sale of a facility in Indiana and $3.8 million of proceeds from miscellaneous asset sales. Net cash provided by financing activities was $231.8 million, which included a decrease in funded borrowing under the Company’s revolving credit facility of $65.0 million, the redemption of the $13.5 million of debt assumed in the J&F Steel acquisition, and the issuance of $325.0 million in long-term debt discussed below.

Long-term Debt

Credit Facility

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

At December 31, 2004, the Company had $101 million outstanding funded borrowing under its revolving credit agreement, $21 million of letters of credit issued under the credit facility and $373 million available under the $525 million revolving credit agreement, compared to $151 million available on December 31, 2003. In connection with the Company’s acquisition of J&F Steel in July 2004, the credit agreement was amended to increase the size from $450 million to $525 million and to extend its maturity to December 31, 2006. The Company was in compliance with the revolving credit facility covenants at December 31, 2004. The credit agreement was amended on January 4, 2005 in connection with the Company’s acquisition of Integris Metals (see discussion below).

$100 Million 9-1/8% Notes

At December 31, 2004, $100 million of the Company’s 9-1/8% Notes due July 15, 2006 remain outstanding. Interest on the Notes is payable semi-annually. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at December 31, 2004.

$175 Million 3.50% Convertible Senior Notes

In November 2004, the Company issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes due 2024. The 2024 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024. The Company used the net proceeds from that offering of $169.4 million to repay borrowings under the revolving credit facility.

Holders of the 2024 Notes have the right to require us to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the 2024 Notes Indenture) that occurs at any time prior to maturity of the 2024 Notes.

The 2024 Notes are convertible into shares of the Company’s common stock on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of the Company’s common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions.

The 2024 Notes are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. The conversion rate is subject to customary anti-dilution adjustments. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation, (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. The payment of dividends on the Company’s common stock in excess of $0.20 per year per share will result in an adjustment to the conversion rate of the 2024 Notes.

$150 Million 8-1/4% Senior Notes

In December 2004, the Company issued $150 million aggregate principal amount of 8-1/4% Senior Notes due 2011. The 2011 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011. The Company used the net proceeds from that offering of $146.7 million to repay borrowings under the revolving credit facility.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of December 31, 2004. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade.

Total Long-Term Debt

The combined effect of all of the above credit facility borrowings and repayments and the issuance of the 3.50% Convertible Senior Notes and the 8-1/4% Notes resulted in an increase of $259.9 million in long-term debt in the Consolidated Balance Sheet to $526.2 million at December 31, 2004 from $266.3 million at December 31, 2003. The ratio of the Company’s long-term debt, including outstanding credit facility borrowings, to total capitalization was 55 percent at December 31, 2004, and 73 percent on a proforma basis giving effect to the acquisition of Integris Metals (discussed below under “SUBSEQUENT EVENTS”), compared with 41 percent at year-end 2003. In 2004, the Company paid $20.6 million in interest on its debt. The Company expects 2005 interest payments to be substantially higher due to the increased debt levels resulting from the acquisition of Integris Metals. The Company was in compliance with all covenants and requirements of its debt agreements at December 31, 2004.

Contingent Obligations—ISPAT Related

In 1998, the Company sold its steel manufacturing segment ISC to Ispat and certain of its affiliates pursuant to an agreement of sale and merger (the “ISC/Ispat Merger Agreement”). As part of the ISC/Ispat transaction on July 16, 1998, the Inland Steel Industries Pension Plan (the “Ispat Pension Plan”) was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the PBGC that included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan. In August 2001, the Company established a $50 million letter of credit (the “PBGC Letter of Credit”) under the Company’s revolving credit agreement in favor of the PBGC as security for the guaranty. On September 15, 2003, the PBGC Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below under the heading “ISC/Ispat Transaction.” Ispat made monthly contributions to the Ispat Pension Plan from January to September of 2004 that reduced the Company’s PBGC Letter of Credit to zero.

Pension Funding

The Company made a voluntary contribution of $21.5 million in the third quarter of 2004 to improve the pension trust’s funded status. At December 31, 2004, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits.” pension liabilities exceeded trust assets by $95 million. The Company anticipates that it will not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2005 but could have future sizable pension contribution requirements for the Ryerson Tull Pension Plan as well as the Integris Pension Plan, following the acquisition of Integris Metals described below under the heading “Integris Metals Acquisition.” Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2005.

Income Tax Payments

In 2004, the Company paid $13.1 million in income tax payments. The Company expects to pay approximately $50 million in the first quarter of 2005 and may be required to pay additional amounts thereafter in 2005 depending upon the Company’s profitability.

Contractual Obligations

The following table presents contractual obligations at December 31, 2004:

	Payments Due by Period (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Notes	$250	$—	$100	$—	$150
Convertible Senior Note	175	—	—	—	175
Credit Facility	101	—	—	101	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	236	32	50	39	115
Purchase Obligations	191	191	—	—	—
Operating leases	74	14	24	15	21

Total	$1,027	$237	$174	$155	$461

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Subsequent Events

Integris Metals Acquisition

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Integris Metals is the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. Ryerson Tull paid for the acquisition with funds borrowed under the Company’s new credit facility. In fiscal year 2004, Integris Metals generated revenue of $2.0 billion (unaudited) and net income of $59.8 million (unaudited), compared to $1.5 billion of revenue and $10.9 million of net income in fiscal 2003. The financial statements of the Company presented in this report do not include the financial results of Integris Metals for any of the periods or as of any of the dates presented.

Amended New Credit Facility on January 4, 2005

On January 4, 2005, the Company entered into an amendment and restatement of its existing $525 million revolving credit facility, and Integris Metals’ existing $350 million revolving credit facility resulting in a new 5-year, $1.1 billion revolving credit facility (the “New Credit Facility”). The amount of the New Credit Facility may be increased by up to $200 million under certain circumstances.

Proceeds from the initial disbursement of $750 million under the New Credit Facility were used (1) to finance the January 4, 2005 acquisition of Integris Metals, Inc., (2) to repay amounts outstanding under the pre-amended credit facilities and (3) for general corporate purposes. At January 4, 2005, the Company had $753 million outstanding funded borrowing, $28 million of letters of credit issued and $300 million available under the $1.1 billion revolving credit agreement.

Amounts outstanding under the New Credit Facility bear interest, at the Company’s option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.75% and 1.50% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.75% and 2.50%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

In addition to paying interest on outstanding principal, the Company (and certain of its subsidiaries that also are permitted to borrow under the facility) is required to pay a commitment fee of up to 0.50% of the daily average unused portion of the committed loans under the New Credit Facility (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

Borrowings under the New Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

In addition to funded borrowings under the New Credit Facility, the transaction documents also provide collateral for certain letters of credit that the Company may obtain thereunder and for certain derivative obligations that are identified by the Company from time to time.

The New Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9-1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 and its 8-1/4% Senior Notes due 2011 (collectively, with the 2006 Notes, the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the

Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases. Beginning on January 15, 2006, an availability block of $50 million (which will increase to $100 million on April 15, 2006) will be set aside under the New Credit Facility in order to repay the 2006 Notes (which availability block would be reduced appropriately to the extent that the Company prepays any of the 2006 Notes).

The New Credit Facility also contains covenants that, among other things, limit the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, take or pay contracts, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The New Credit Facility also requires that, if availability under the New Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the New Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. Furthermore, if availability under the New Credit Facility declines to a certain level and the 2006 Notes have been repaid, the lenders would have the right to request the pledge of the stock of certain of the Company’s subsidiaries.

If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the New Credit Facility will become immediately due and payable.

Liquidity Outlook

The Company believes that cash flow from operations and proceeds from the New Credit Facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

ISC/ISPAT Transaction

In 1998, the Company sold its steel manufacturing segment to Ispat pursuant to the ISC/Ispat Merger Agreement. Pursuant to that Agreement, the Company agreed to indemnify Ispat up to $90 million for losses incurred in connection with breaches of representations and warranties contained in the agreement and for expenditures and losses incurred relating to certain environmental liabilities. Ispat was required to make all such indemnification claims prior to March 31, 2000, other than claims related to tax matters, certain organizational matters and environmental matters.

As part of the sale transaction, the Ispat Pension Plan was transferred to Ispat. As a condition to completing the ISC/Ispat transaction, Ispat and the Company entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of that pension plan and to secure the Plan’s unfunded benefit liabilities on a termination basis. These commitments included a Company guaranty of $50 million of the obligations of Ispat to the PBGC in the event of a distress or involuntary termination of the Ispat Pension Plan.

In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed the PBGC Letter of Credit on July 16, 2003, on a year-to-year basis until December 20, 2006. On September 15, 2003, the PBGC Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below.

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

On September 15, 2003, the Company also entered into an agreement with Ispat and the PBGC under which the PBGC agreed that any contributions described above (the “Contributions”) made by Ispat or the Company to the Ispat Pension Plan would reduce and discharge the PBGC Letter of Credit and the Company’s guaranty on a dollar-for-dollar basis, until each was reduced to zero. The Company had a $5.5 million liability recorded related to this guaranty to the PBGC. Based on Ispat making the required monthly Contributions, the Company reduced the liability related to the PBGC guaranty to $3.5 million in the second quarter 2004 and recorded a favorable $1.2 million after-tax adjustment to the gain on the sale of ISC. During the third quarter of 2004, Ispat made the final monthly Contributions. As a result, the PBGC Letter of Credit was reduced to zero, and the Company reduced the liability related to the PBGC guaranty to zero and recorded a favorable $2.3 million after-tax adjustment to the gain on the sale of ISC. Except for claims which could be made under ERISA, as amended, for the period in which the Company was the sponsor of the Ispat Pension Plan, the Company has no further liability with respect to the Ispat Pension Plan.

Capital Expenditures

Capital expenditures during 2004 totaled $32.6 million, compared with $19.4 million in 2003. Capital expenditures were primarily for buildings, machinery and equipment and information technology upgrades.

The Company anticipates capital expenditures, excluding acquisitions, to be in the range of $40 million to $60 million in 2005, including Integris Metals, which will upgrade the Company’s information technology capability and maintain or improve the Company’s processing capacity.

Restructuring

2004

In the third quarter of 2004, the Company recorded a charge of $3.0 million as a result of consolidating two locations into one facility in the Northeast region of the United States. The charge consists of employee-related costs, including severance for 30 employees. The restructuring actions associated with the charge will be completed by mid-2005. In the second quarter of 2004, the Company recorded a charge of $0.6 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 3 employees. The restructuring actions associated with the charge have been completed.

The 2004 restructuring and plant closure costs totaled $3.6 million pretax. The charge consists of employee-related costs, of which $0.4 million will be used for future cash outlays. The Company expects to realize future annual cost and cash flow savings of approximately $2 million from these restructuring activities.

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

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. The charge consisted of employee-related and tenancy costs and will be used for future cash outlays. The Company expects to realize future annual cost and cash flow savings of approximately $9 million from these restructuring activities.

2002

In the second quarter of 2002, the Company recorded a charge of $2.0 million for costs associated with the closure of a facility in the southern United States. The charge consisted primarily of employee-related cash costs. Included in the charge was severance for 40 employees. The restructuring actions have been completed. In the third quarter of 2002, the Company recorded a charge of $0.7 million for a pension plan withdrawal liability related to 2001 restructuring activities. The Company expected to realize future annual cost and cash flow savings of approximately $2 million from the 2002 restructuring activities.

Deferred Tax Assets

At December 31, 2004, the Company had net deferred tax assets of $162 million comprised primarily of $81 million of Alternative Minimum Tax (“AMT”) credit carryforwards, a deferred tax asset related to post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) of $57 million and state net operating loss tax credit carryforwards of $11 million, net of valuation allowance. The Company believes that it is more likely than not that the Company will realize all of its deferred tax assets, except for certain of its state NOL carryforwards for which a valuation allowance of $1 million has been provided as discussed below.

The AMT credit carryforwards may be used indefinitely to reduce regular federal income taxes. The Company also had available at December 31, 2004, general business credit carryforwards for income tax purposes of approximately $1 million, which expire during the years 2005 through 2009. The Company believes that it is more likely than not that all of its federal tax credits and carryforwards will be realized.

At December 31, 2004, the deferred tax asset related to the Company’s post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) was $57 million. At December 31, 2004, the Company also had a deferred tax asset related to the Company’s pension liability of $36 million. To the extent that future annual charges under FASB Statement No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the long period that is available to realize these future tax benefits and the long-term nature of the related liabilities, these items are treated as having an indefinite reversal period and a valuation allowance for this deferred tax asset is not considered necessary.

The Company had $12 million of state NOL carryforwards available at December 31, 2004. The deferred tax asset for state NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversal of existing temporary differences, tax planning strategies, and, most importantly, on forecasts of future taxable income. As a result of its analysis, the Company reversed $2.2 million of its valuation allowance in conjunction with writing off certain deferred state tax assets and also reversed $1.9 million of its valuation allowance as part of its income tax provision. The cumulative valuation allowance of $1.0 million as of December 31, 2004, relates to the NOL’s of ten specific state and local jurisdictions. Eight of these jurisdictions have a 3-5 year carryforward period, and the remaining two jurisdictions have a carryforward period of 7 or 20 years. A valuation allowance has been provided to the extent that the Company does not expect to be able to utilize all of the specific NOL’s prior to their expiration in 2005-2023.

The recently enacted American Jobs Creation Act of 2004 allows U.S. companies to repatriate earnings from their foreign subsidiaries and receive an 85% dividends received deduction for eligible dividends from their foreign subsidiaries. At present, the Company has not identified qualified earnings that would be beneficial to repatriate. The Company will continue to monitor its foreign earnings in 2005 to determine whether it becomes beneficial to repatriate earnings under the new Act.

The American Jobs Creation Act of 2004 also created a new tax incentive for U.S. production activities under Section 199 of the Internal Revenue Code. In order to qualify for the new deduction, the taxpayer must generate qualified production gross receipts. While the provision has been described as a manufacturing incentive, it also applies to broader activities than those generally considered to be traditional manufacturing. The deduction is phased in over a five-year period. The maximum federal income tax benefit that can be obtained is 1% in 2005-2006, 2% in 2007-2009 and 3% in 2010 and later. At present, the Company expects to obtain some benefit from the new deduction, but is still evaluating which of its activities will qualify.

Critical Accounting Estimates

Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed under the caption “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Statement of Accounting and Financial Policies” under Item 8. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, the Company believes its estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

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

Inventory valuation:    The Company’s inventories are valued at cost, which is not in excess of market. Cost is primarily determined by the last-in, first-out (“LIFO”) method. The Company regularly reviews inventory on hand and records provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and the Company’s customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Deferred tax asset:    The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record additional valuation allowances against the Company’s deferred tax assets. In 2004, as a result of its analysis, the Company reduced its valuation allowance by $4.1 million to decrease the valuation reserve to $1.0 million at December 31, 2004. To fully utilize all of its $12 million NOL carryforward available for state and local income tax purposes (net of valuation allowance), which expires between 2005 and 2024, the Company will be required to generate an average of approximately $59.5 million taxable income per year for the 20 year period 2005 through 2024. This average $59.5 million taxable income per year assumes an industry cyclicality where taxable income on a year by year basis ranges from $(2.5) million to $96 million. A 10 percent shortfall in achieving the $59.5 million average taxable income required over the 20 year period, would result in less than $0.1 million additional valuation allowance against state deferred tax assets. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 11: Income Taxes” under Item 8 for further details).

Pension and postretirement benefit plan assumptions:    The Company sponsors various benefit plans covering a substantial portion of its employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. The Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense the Company may record in the future. For example, a 0.25 percentage point decrease in the discount rate (from 6.25 percent to 6.0 percent) would have increased 2004 annual pension expense by $0.7 million. Also, a 0.25 percentage point decrease in the expected rate of return on plan assets (from 8.75 percent to 8.5 percent) would have increased 2004 annual pension expense by $0.9 million. For postretirement benefits, a one percent increase in the health care trend rate (from 9 percent in 2004 grading down to 5 percent in 2009 to 10 percent in 2004 grading down to 5 percent in 2009) would have increased 2004 postretirement benefit expense by $0.2 million.

Legal contingencies:    The Company is involved in a number of legal and regulatory matters including those discussed in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Note 16: Commitments and Contingencies” under Item 8. As required by SFAS No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes. The amount of liability, if any, for legal claims and actions at December 31, 2004 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

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

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position document which acknowledged issues associated with measuring and recognizing the effect of the Act and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position SFAS No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Act. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributed to past service as an actuarial experience gain and as a reduction of the service cost component of net periodic health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to the Medicare benefit. In January 2005, the Centers for Medicare and Medicaid Services released the final regulations for implementing the Act. The Company adopted FSP 106-2 in the third quarter of 2004. The adoption of FSP 106-2 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In December 2003, the FASB issued FIN46R, which defers the effective date for FIN 46 to the first interim or annual period ending after March 15, 2004 for non-special-purpose entity VIEs created before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123”), a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” The revised FAS 123 requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company intends to adopt FAS 123 using the “modified prospective” transition method as defined in FAS 123. Under that method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123 is effective as of the third quarter of 2005. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In December 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-8 concluded that contingently convertible instruments, which are instruments with embedded conversion features that are contingently convertible or exercisable based on a market price trigger or multiple contingencies, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. In 2004, the Company issued convertible notes with embedded conversion features (see Note 4). The adoption of EITF Issue No. 04-8 did not have a material effect on the Company’s financial statements, but may in the future.

On November 24, 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard adopts the International Accounting Standards Board (IASB) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the IASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the impact of this SFAS No. 151 on its inventory accounting results which may result upon adoption of this statement on January 1, 2006.

In December 2004, the FASB issued FASB Staff Positions (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on how an enterprise should account for the deduction for qualified production activities provided by the American Jobs Act of 2004. The Company is currently evaluating the impact of this new deduction, the benefit of which will be considered in our future tax provisions.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of this law.

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

Mexico

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest. In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Coryer. After equal contributions from both joint venture partners, the Company’s ownership percentage remained unchanged. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006, an additional $1.5 million in the second quarter of 2004 and an additional $1.0 million in the third quarter of 2004. In the third quarter of 2004, Coryer repaid $2.0 million of its outstanding loan due to the Company. Ryerson Tull has guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2004, the amount of the guaranty was $3.3 million.

India

In the fourth quarter of 2004, the Company contributed $1.5 million to increase its equity investment in Tata Ryerson Limited to match contributions from the Company’s joint venture partner and maintain its 50 percent ownership percentage in Tata Ryerson Limited.

Outlook

The Company’s business had been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy. Since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products. The Company is unable to predict the duration of the current upturn in the economic cycle. Since the beginning of 2004, significant material surcharges have been imposed by the metal producers and there are indications of continuing availability constraints in certain products. It is possible that the Company may not be able to get all the material required by customers or pass the increased material costs fully to customers due to the competitive nature of the business. The Company is working closely with both customers and suppliers to minimize any negative impact.

The Company’s pension plan currently meets the minimum funding requirements under the Employee Retirement Income Security Act (ERISA). As reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Note 9: Retirement Benefits”, pension liabilities exceeded trust assets by $95 million at year-end 2004. Although the Company does not expect to have any ERISA-required pension plan contributions during 2005, the Company may elect to make voluntary contributions to improve the plan’s funded status. In the event that asset returns do not improve or pension liabilities increase due to lower discount rates, the Company could have sizeable future pension contribution requirements beginning as soon as 2006 for the Ryerson Tull Pension Plan as well as the Integris Metals Pension Plan. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Deferred tax assets are reviewed periodically for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels, industry cyclicality, and ownership change, if any. Significant management judgment is required in making these forecasts. The Company monitors the forecasts for any significant changes from the long-term outlook. Depending on the result of such assessment, the Company may need to provide for additional valuation allowance against the deferred tax assets in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Through December 31, 2004, the Company has had limited involvement with derivative financial instruments and does not use them for speculative or trading purposes. As part of the Integris Metals acquisition on January 4, 2005, the Company assumed pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps were designated as cash flow hedges and had an asset value of approximately $1.6 million at January 4, 2005 (unaudited).

The Company is subject to exposure from fluctuations in foreign currencies. The U.S. dollar notional amount of all foreign currency contracts outstanding was $0 at both December 31, 2003 and 2004. Foreign currency exchange contracts are used by Integris Metal’s Canadian subsidiary to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiary’s foreign currency contracts were principally used to purchase U.S. dollars. With the acquisition of Integris Metals, the Company had foreign currency contracts with a U.S. dollar notional amount of $24.6 million outstanding at January 4, 2005 (unaudited), and had an asset value of $1.5 million (unaudited). The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of December 31, 2003 and 2004, there were no outstanding metals commodity futures or options contracts. With the acquisition of Integris Metals, the Company assumed metals swaps with a liability value of less than $0.1 million at January 4, 2005 (unaudited).

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $542 million at December 31, 2004 and $273 million at December 31, 2003, as compared with the carrying value of $526 million and $266 million at year-end 2004 and 2003, respectively. Approximately 80.8% and 37.6% of the Company’s debt was at fixed rates of interest at year-end 2004 and 2003, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on management’s assessment of the Company’s internal control over financial reporting under the framework in Internal Control—Integrated Framework issued by the COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Its assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal control over financial reporting of J & F Steel, LLC because the acquisition occurred July 30, 2004. J&F Steel, LLC’s total assets and total revenues represent 4 percent and 2 percent, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/S/ NEIL S. NOVICH	/S/ JAY M. GRATZ
Neil S. Novich Chairman, President and Chief Executive Officer	Jay M. Gratz Executive Vice President and Chief Financial Officer

March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Ryerson Tull, Inc.:

We have completed an integrated audit of Ryerson Tull Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ryerson Tull, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded J&F Steel, LLC from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded J&F Steel, LLC from our audit of internal control over financial reporting. J&F Steel, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 4 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
March 21, 2005

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

(Dollars in millions, except per share data)

	Year ended December 31,
	2004	2003	2002
Net sales	$3,302.0	$2,189.4	$2,096.5
Cost of materials sold	2,738.5	1,766.7	1,685.9

Gross profit	563.5	422.7	410.6
Warehousing and delivery	250.1	226.4	226.6
Selling, general and administrative	218.3	187.5	196.6
Adjustment to the gain on sale of Inland Engineered Materials Corporation	—	—	8.5
Restructuring and plant closure costs	3.6	6.2	2.7
Gain on sale of foreign interests	—	—	(4.1)
Gain on sale of assets	(5.6)	—	(10.9)

Operating profit (loss)	97.1	2.6	(8.8)
Other expense:
Other income and expense, net	0.3	0.1	(1.4)
Shares received on demutualization of insurance company	—	—	5.1
Interest and other expense on debt	(23.8)	(18.8)	(14.6)

Income (loss) before income taxes	73.6	(16.1)	(19.7)
Provision (benefit) for income taxes (Note 11)	26.1	(2.0)	(7.3)

Income (loss) from continuing operations	47.5	(14.1)	(12.4)
Discontinued operations—Inland Steel Company
Gain (loss) on sale (net of tax provision of $3.7 in 2004 and tax benefit of $1.0 in 2002)	7.0	—	(1.7)

Income (loss) before cumulative effect of change in accounting principle	54.5	(14.1)	(14.1)
Cumulative effect of change in accounting principle (net of tax benefit of $8.9 in 2002)	—	—	(82.2)

Net income (loss)	54.5	(14.1)	(96.3)
Dividend requirements for preferred stock	0.2	0.2	0.2

Net income (loss) available to common stockholders	$54.3	$(14.3)	$(96.5)

Per share of common stock
Basic:
Income (loss) from continuing operations	$1.90	$(0.58)	$(0.51)
Inland Steel Company—gain (loss) on sale	0.28	—	(0.07)
Cumulative effect of change in accounting principle	—	—	(3.31)

Basic earnings (loss) per share	$2.18	$(0.58)	$(3.89)

Diluted:
Income (loss) from continuing operations	$1.84	$(0.58)	$(0.51)
Inland Steel Company—gain (loss) on sale	0.27	—	(0.07)
Cumulative effect of change in accounting principle	—	—	(3.31)

Diluted earnings (loss) per share	$2.11	$(0.58)	$(3.89)

Retained earnings at beginning of year	$320.7	$339.9	$441.4
Net income (loss) for the year	54.5	(14.1)	(96.3)
Dividends declared:
Common ($0.20 per share)	(5.0)	(4.9)	(5.0)
Preferred ($2.40 per share)	(0.2)	(0.2)	(0.2)

Retained earnings at end of year	$370.0	$320.7	$339.9

See Notes to Consolidated Financial Statements on pages 45-79.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Increase (decrease) in Cash Year ended December 31
	2004	2003	2002
Operating Activities
Net income (loss)	$54.5	$(14.1)	$(96.3)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	21.1	23.9	25.0
Deferred income taxes	(29.7)	5.9	12.6
Deferred employee benefit funding/cost	(15.3)	(47.2)	(5.0)
Restructuring and plant closure costs	3.4	2.3	2.0
(Gain) loss from sale of ISC, net of tax	(3.5)	—	1.7
Gain on the sale of foreign interests	—	—	(4.1)
Gain on sale of assets	(5.6)	—	(10.9)
Shares received on demutualization of insurance company (Note 14)	—	—	(5.1)
Cumulative effect of change in accounting principle	—	—	82.2
Change in:
Receivables	(182.7)	(29.3)	(108.9)
Inventories	(129.0)	16.0	(54.1)
Other assets and income tax receivable	3.4	(1.3)	4.8
Accounts payable	59.5	42.0	4.3
Other accrued liabilities	52.4	(13.2)	11.0
Other items	1.5	2.4	(0.8)

Net adjustments	(224.5)	1.5	(45.3)

Net cash used for operating activities	(170.0)	(12.6)	(141.6)

Investing Activities
Acquisitions, net of cash acquired (Note 17)	(41.4)	—	—
Capital expenditures	(32.6)	(19.4)	(10.5)
Unrestricted proceeds from the sale of short-term investment (Note 14)	—	—	5.7
Investment in joint venture	(3.5)	(3.4)	—
Loan to joint venture	(3.2)	—	—
Loan repayment from joint venture	2.0	—	—
Proceeds from sale of investment in joint venture	—	—	4.1
Proceeds from sales of assets	21.6	5.0	12.0

Net cash provided by (used for) investing activities	(57.1)	(17.8)	11.3

Financing Activities
Long-term debt issued	325.0	—	120.0
Redemption of debt assumed in acquisition (Note 17)	(13.5)	—	—
Proceeds from credit facility borrowings	506.0	355.0	—
Repayments of credit facility borrowings	(551.0)	(195.0)	—
Net short-term proceeds/(repayments) under credit facility	(20.0)	(114.0)	—
Credit facility issuance costs	(1.2)	—	(5.4)
Bond issuance costs	(8.9)	—	—
Net increase/(decrease) in book overdrafts	(1.0)	(9.4)	13.1
Dividends paid	(5.2)	(5.1)	(5.2)
Stock option exercise	1.6	—	—
Acquisition of treasury stock	—	—	(0.1)

Net cash provided by financing activities	231.8	31.5	122.4

Net increase (decrease) in cash and cash equivalents	4.7	1.1	(7.9)
Cash and cash equivalents—beginning of year	13.7	12.6	20.5

Cash and cash equivalents—end of year	$18.4	$13.7	$12.6

Supplemental Disclosures
Cash paid (received) during the year for:
Interest	$20.6	$17.3	$11.3
Income taxes, net	13.1	(12.1)	(27.3)

See Notes to Consolidated Financial Statements on pages 45–79.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	At December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$18.4	$13.7
Restricted cash (Note 14)	0.8	1.1
Receivables less provision for allowances, claims and doubtful accounts of $14.0 and $11.7, respectively	465.4	257.8
Inventories (Note 2)	601.0	437.6
Income taxes receivable	—	4.2
Deferred income taxes (Note 11)	9.8	—

Total current assets	1,095.4	714.4
Investments and advances	18.0	11.4
Property, plant and equipment, at cost, less accumulated depreciation (see details on page 44)	239.3	225.0
Deferred income taxes (Note 11)	151.9	146.0
Intangible pension asset (Note 9)	9.0	10.2
Deferred charges and other assets	18.7	7.4

Total assets	$1,532.3	$1,114.4

Liabilities
Current liabilities:
Accounts payable	$222.3	$144.9
Accrued liabilities:
Salaries, wages and commissions	31.9	18.3
Income and other taxes	50.9	11.0
Interest on debt	6.4	4.8
Terminated facilities costs (Note 10)	3.5	6.8
Other accrued liabilities	8.5	11.0
Deferred income taxes (Note 11)	—	14.2

Total current liabilities	323.5	211.0
Long-term debt (Note 4)	526.2	266.3
Taxes	0.9	—
Deferred employee benefits (Note 9)	248.9	254.8

Total liabilities	1,099.5	732.1
Commitments and contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series, aggregate liquidation value of $3.5 in 2004 and 2003 (Note 5)	0.1	0.1
Common stock, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares (Notes 5 through 7)	50.6	50.6
Capital in excess of par value (Note 5)	857.5	861.2
Retained earnings	370.0	320.7
Restricted stock awards	(0.1)	(0.1)
Treasury stock at cost—Common stock of 25,539,305 shares in 2004 and 25,730,465 shares in 2003 (Note 5)	(746.2)	(752.0)
Accumulated other comprehensive income (Note 5)	(99.1)	(98.2)

Total stockholders’ equity	432.8	382.3

Total liabilities and stockholders’ equity	$1,532.3	$1,114.4

See Notes to Consolidated Financial Statements on pages 45–79.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year ended December 31
	2004	2003	2002
Net income (loss)	$54.5	$(14.1)	$(96.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.4	4.3	(0.1)
Minimum pension liability adjustment, net of tax of $2.8 benefit in 2004, $5.1 benefit in 2003 and $29.5 benefit in 2002	(4.3)	(8.5)	(44.7)

Comprehensive income (loss)	$53.6	$(18.3)	$(141.1)

SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

	At December 31
	2004	2003
Property, Plant and Equipment
Land and land improvements	$26.5	$27.5
Buildings and leasehold improvements	212.1	207.5
Machinery, equipment and other	369.6	341.9
Transportation equipment	2.3	2.4
Construction in progress	5.6	13.1

Total	616.1	592.4
Less: Accumulated depreciation	376.8	367.4

Net property, plant and equipment	$239.3	$225.0

See Notes to Consolidated Financial Statements on pages 45–79.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Statement of Accounting and Financial Policies

Business Description and Basis of Presentation.    Ryerson Tull, Inc. (“Ryerson Tull”), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“Ryerson”) and J. M. Tull Metals Company, Inc. (“Tull”) (unless the context indicates otherwise, Ryerson Tull, Ryerson and Tull, together with their subsidiaries, are collectively referred to herein as the “Company”).

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson (including Ryerson’s J & F Steel subsidiary) and Tull; in Canada through Ryerson Tull Canada, Inc., formerly known as Washington Specialty Metals, Inc.; in Mexico through Coryer, S.A. de C.V. a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company is organized into four business units along regional and product lines. The Company distributes and processes metals and other materials throughout the continental United States.

Principles of Consolidation.    The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated support from other parties or whose equity investors lack the characteristics of a controlling financial interest for which the Company is the primary beneficiary are included in the consolidated financial statements. There were no such variable entities that were required to be consolidated as of December 31, 2004 and 2003.

Equity Investments.    Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Cost of materials sold” in the Consolidated Statements of Operations and Reinvested Earnings. Equity income totaled $2.4 million in 2004, $1.2 million in 2003 and $0.9 million in 2002.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Reclassification.    Certain items previously reported have been reclassified to conform with the 2004 presentation.

Revenue Recognition.    Revenue is recognized in accordance with SAB 104, “Revenue Recognition.” Revenue is recognized upon shipment, which is substantially the same as recognizing revenue upon delivery to our customers given the proximity of our distribution sites to our customers.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002, respectively (in millions, except per share data):

	2004	2003	2002
Net income (loss), as reported	$54.5	$(14.1)	$(96.3)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.7	1.5	1.7

Pro forma net income (loss)	$53.8	$(15.6)	$(98.0)

Basic earnings (loss) per share—as reported	$2.18	$(0.58)	$(3.89)
Basic earnings (loss) per share—pro forma	2.15	(0.64)	(3.96)
Diluted earnings (loss) per share—as reported	2.11	(0.58)	(3.89)
Diluted earnings (loss) per share—pro forma	2.08	(0.64)	(3.96)

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 1.00 percent; expected volatility of 46.34 percent; risk-free interest rate of 3.27 percent; and expected term of five years.

Shipping and Handling Fees and Costs.    Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations and Reinvested Earnings. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing and delivery” expense in our Consolidated Statement of Operations and Reinvested Earnings. These costs totaled $70.8 million in 2004, $59.3 million in 2003 and $58.1 million in 2002.

Benefits for Retired Employees.    The estimated cost of the Company’s defined benefit pension plan and its post-retirement medical benefits are determined annually by consulting actuaries. The cost of these benefits for retirees is accrued during their term of employment (see Note 9). Pensions are funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 into a trust established for the Company Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

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

Cash Equivalents.    Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $22.3 million and $23.3 million at December 31, 2004 and 2003, respectively.

Inventory Valuation.    Inventories are valued at cost, which is not in excess of market. Cost is principally determined by the last-in, first-out (“LIFO”) method.

Property, Plant and Equipment.    Property, plant and equipment are depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. The provision for depreciation is based on the estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	14.5 years
Furniture and fixtures	10 years
Transportation equipment	6 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Long-lived Assets.    Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. In 2004, the Company issued $175 million of 3.50% Convertible Senior Notes and $150 million of 8 1/4% Senior Notes (see Note 4). Deferred financing costs associated with the issuance are being amortized using the effective interest method. The 3.50% Convertible Senior Notes fees are being amortized over the five year period from the date of issuance to the first date that the Notes can be put back to the Company by the holders of the Notes (November 1, 2009). The 8 1/4% Senior Notes fees are being amortized until maturity at December 15, 2011.

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

Recent Accounting Pronouncements.    In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides that a nontaxable federal subsidy will be paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit that is at least “actuarially equivalent” to the Medicare benefit. The Company sponsors certain postretirement medical benefit plans which provide prescription drugs and the receipt of the federal subsidy defined by the Act would reduce the liability for such plans and the annual cost.

In January 2004, the Financial Accounting Standards Board (FASB) issued a Staff Position document which acknowledged issues associated with measuring and recognizing the effect of the Act and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position SFAS No. 106-2 (“FSP 106-2”), “Accounting and

Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Act. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributed to past service as an actuarial experience gain and as a reduction of the service cost component of net periodic health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to the Medicare benefit. In January 2005, the Centers for Medicare and Medicaid Services released the final regulations for implementing the Act. The Company adopted FSP 106-2 in the third quarter of 2004. The adoption of FSP 106-2 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities (“VIEs”) in which an enterprise obtains an interest after that date. As originally issued, it applied in the fiscal year or interim period beginning after June 15. 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. In December 2003, the FASB issued FIN46R, which defers the effective date for FIN 46 to the first interim or annual period ending after March 15, 2004 for non-special-purpose entity VIEs created before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123”), a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” The revised FAS 123 requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company intends to adopt FAS 123 using the “modified prospective” transition method as defined in FAS 123. Under that method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123 is effective as of the third quarter of 2005. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In December 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8 and concluded that contingently convertible instruments, which are instruments with embedded conversion features that are contingently convertible or exercisable based on a market price trigger or multiple contingencies, should be include in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. In 2004, the Company issued convertible notes with embedded conversion features (see Note 4). The adoption of EITF issue No. 04-8 did not have a material effect on the Company’s financial statements, but may in the future.

On November 24, 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard adopts the International Accounting Standards Board (IASB) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the IASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the impact of this SFAS No. 151 on its inventory accounting results which may result upon adoption of this statement on January 1, 2006.

In December 2004, the FASB issued FASB Staff Positions (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on how an enterprise should account for the deduction for qualified production activities provided by the American Jobs Act of 2004. The Company is currently evaluating the impact of this new deduction, the benefit of which will be considered in our future tax provisions.

In December 2004, the FASB also issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of this law.

Note 2:    Inventories

Inventories were classified on December 31 as follows:

	2004	2003
	(Dollars in Millions)
In process and finished products	$600.8	$437.4
Supplies	0.2	0.2

Total	$601.0	$437.6

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $335 million and $61 million on December 31, 2004 and 2003, respectively. Approximately 92% and 95% of inventories are accounted for under LIFO at December 31, 2004 and 2003, respectively. Non-LIFO inventories consist primarily of inventory at three J&F Steel facilities and two Canadian facilities.

Note 3:    Accounts Receivable Securitization

On March 29, 2001, the Company and certain of its subsidiaries completed arrangements for a $250 million 364-day trade receivables securitization facility with a group of financial institutions. The Company formed a special-purpose, wholly-owned, bankruptcy-remote subsidiary (“Ryerson Tull Receivables LLC”) for the sole purpose of buying receivables of certain subsidiaries of the Company and selling an undivided interest in substantially all trade accounts receivable to certain commercial paper conduits. On March 15, 2002, the facility was renewed for a 364-day period ending March 14, 2003 and reduced from $250 million to $200 million.

Sales of accounts receivable were reflected as a reduction of “receivables less provisions for allowances, claims and doubtful accounts” in the Consolidated Balance Sheet and the proceeds received were included in cash flows from operating activities in the Consolidated Statement of Cash Flows. The repurchase of the interests in sold receivables was included in cash flows from operating activities in the Consolidated Statement of Cash Flows. Proceeds from the sales of receivables were less than the face amount of accounts receivable sold by an amount equal to a discount on sale that approximated the conduits’ financing cost of issuing their own commercial paper, which was backed by their ownership interests in the accounts receivable sold by the special purpose subsidiary, plus an agreed-upon margin. These costs, totaling $2.1 million in 2002, were charged to “other income and expense, net” in the Consolidated Statement of Operations.

On December 20, 2002, the Company elected to terminate its trade receivables securitization facility and repurchase all interests in sold receivables at the face amount (see Note 4).

The table below summarizes certain cash flows from and paid to securitization trusts ($ in millions):

	Year ended December 31
	2004	2003	2002
Repurchase of sold securitizations	$—	$—	$(120)
Proceeds from collections reinvested	$—	$—	$ 769

Note 4:    Long-Term Debt

Long-term debt consisted of the following at December 31 ($in millions):

	2004	2003
Credit Facility	$101.0	$166.0
9 1/8% Notes due July 15, 2006	100.2	100.3
3.50% Convertible Senior Notes due 2024	175.0	—
8 1/4% Senior Notes due 2011	150.0	—

Total debt	526.2	266.3
Less current maturities	—	—

Total long-term debt	$526.2	$266.3

Credit Facility

On December 20, 2002, the Company and its two main operating subsidiaries established a four-year up to $450 million revolving credit facility that extended to December 19, 2006. The facility was secured by inventory and trade receivables and guaranteed by the Company’s domestic subsidiaries. Contemporaneously, both the Company’s $200 million trade receivables securitization and its $175 million credit facility secured by inventory were cancelled, all outstanding borrowings under those facilities repaid and all interests in sold receivables repurchased, and letters of credit issued under the credit facility transferred to the new revolving credit facility. The Company also recorded in 2002 a pretax charge of $1.9 million (included in “Interest and other expense on debt” in the Consolidated Statements of Operations and Reinvested Earnings) to write off the remaining unamortized issuance costs associated with the cancelled credit facility. The Company amended its revolving credit agreement effective on July 30, 2004 simultaneous with the close of the acquisition of J&F Steel. The amendment included an increase in the size of the facility from $450 million to $525 million and an extension of the final maturity date to July 30, 2008. The Company paid $1.2 million in 2004 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

At December 31, 2004, the Company had $101 million of borrowings, $21 million of letters of credit outstanding, and $373 million available under the $525 million revolving credit agreement. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement and further reduced by a $50 million availability block. $20 million of this availability block becomes available if the Company meets certain financial ratios and the remaining $30 million will become available only upon the consent of lenders holding 85 percent of facility commitments. At December 31, 2004, as a result of meeting the required financial ratios, the $20 million availability block became available for borrowing. In addition, under this facility the availability blocks would increase each quarter beginning in April 2005 through the maturity of the Company’s 9-1/8% Notes in July 2006. (See discussion of Notes below). The blocked amounts are intended to be used to repay the Notes and the increase in the availability block sets aside availability under the revolving credit to retire the Notes at maturity. The total increase in the availability block over the six quarters (second quarter of 2005 through July of 2006) would equal the outstanding principal value of the Notes, which is currently $100 million. Letters of credit issued under the facility also reduce the amount available for borrowing. At year-end 2004 and 2003, the weighted average interest rate on borrowings under the credit facility was 5.2 percent and 3.5 percent, respectively.

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

Amended New Credit Facility on January 4, 2005

On January 4, 2005, the Company entered into an amendment and restatement of its existing $525 million revolving credit facility, and Integris Metals’ existing $350 million revolving credit facility resulting in a new 5-year, $1.1 billion revolving credit facility (the “New Credit Facility”). The amount of the New Credit Facility may be increased by up to $200 million under certain circumstances.

Proceeds from the initial disbursement of $750 million under the New Credit Facility were used (1) to finance the January 4, 2005 acquisition of Integris Metals, Inc., (2) to repay amounts outstanding under the pre-amended credit facilities and (3) for general corporate purposes. At January 4, 2005, the Company had $753 million outstanding funded borrowing, $28 million of letters of credit issued and $300 million available under the $1.1 billion revolving credit agreement.

Amounts outstanding under the New Credit Facility bear interest, at the Company’s option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.75% and 1.50% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.75% and 2.50%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

Borrowings under the New Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

The New Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9-1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 and its 8-1/4% Senior Notes due 2011 (collectively, with the 2006 Notes, the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases. Beginning on January 15, 2006, an availability block of $50 million (which will increase to $100 million on April 15, 2006) will be set aside under the New Credit Facility in order to repay the 2006 Notes (which availability block would be reduced appropriately to the extent that the Company prepays any of the 2006 Notes).

The New Credit Facility also contains covenants that, among other things, limit the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, take or pay contracts, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The New Credit Facility also requires that, if availability under the New Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the New Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. Furthermore, if availability under the New Credit Facility declines to a certain level and the 2006 Notes have been repaid, the lenders would have the right to request the pledge of the stock of certain of the Company’s subsidiaries.

$100 million 9 1/8% Notes

In July 1996, $100 million of 9-1/8% Notes, due July 15, 2006, were issued in a public offering. The indenture under which the Notes were issued contains covenants limiting, among other things, the creation of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates, and mergers, consolidations and certain sales of assets. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Notes pay interest semi-annually.

$175 million 3.50% Convertible Senior Notes

In November 2004, the Company issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes due 2024. The 2024 Notes are guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock. The 2024 Notes mature on November 1, 2024. The Company used the net proceeds of $169.4 million from the offering to repay borrowings under the revolving credit facility.

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the 2024 Notes Indenture) that occurs at any time prior to maturity of the 2024 Notes.

The 2024 Notes are convertible into shares of the Company’s common stock on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of the Company’s common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions.

The 2024 Notes are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. The conversion rate is subject to customary anti-dilution adjustments. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder, if any. The payment of dividends on the Company’s common stock in excess of $0.20 per year per share will result in an adjustment to the conversion rate of the 2024 Notes.

$150 million 8 1/4% Senior Notes

In December 2004, the Company issued $150 million aggregate principal of 8-1/4% Senior Notes due 2011. The 2011 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011. The Company used the net proceeds of $146.7 million from that offering to repay borrowings under the revolving credit facility.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade.

Maturity of long-term debt due within five years is $100 million in 2006 and $101 in 2008. See Note 16 regarding commitments and contingencies for other scheduled payments.

Note 5:    Capital Stock and Accumulated Other Comprehensive Income

On December 31, 2004, 11,872,455 shares of common stock were reserved for issuance upon conversion of the Company’s $175 million of outstanding 3.50% Convertible Senior Notes due 2024, 5,424,072 shares of common stock remained reserved for issuance under the Company’s various stock plans and 79,968 shares were reserved for issuance upon conversion of shares of preferred stock.

The Series A $2.40 Cumulative Convertible Preferred Stock, $1.00 par value per share (“Series A Preferred Stock”), is convertible into common stock at the rate of one share of common stock for each share of Series A Preferred Stock and is redeemable, at the Company’s option, at $44 per share plus any accrued and unpaid dividends. Each such share is entitled to one vote and generally votes together with holders of common stocks as one class. Dividends are paid quarterly and totaled $0.2 million in 2004 and 2003, respectively.

The following table details changes in capital accounts:

								Accumulated Other Comprehensive Income
	Common Stock		Treasury Stock		Preferred Stock Series A		Capital in Excess of Par Value	Foreign Currency Translation	Minimum Pension Liability
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars
	(Shares in Thousands and Dollars in Millions)
Balance at January 1, 2002	50,556	$50.6	(25,768)	$(753.6)	80	$0.1	862.5	$(2.1)	(47.1)
Acquisition of treasury stock	—	—	(10)	(0.1)	—	—	—	—	—
Issued under stock-based compensation plans	—	—	27	0.9	—	—	(0.6)	—	—
Foreign currency translation	—	—	—	—	—	—	—	(0.1)	—
Minimum pension liability (net of tax of $29.5 cr.)	—	—	—	—	—	—	—	—	(44.7)
Other changes	—	—	9	0.3	—	—	(0.2)	—	—

Balance at December 31, 2002	50,556	50.6	(25,742)	(752.5)	80	0.1	861.7	(2.2)	(91.8)
Acquisition of treasury stock	—	—	(2)	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	14	0.5	—	—	(0.5)	—	—
Foreign currency translation	—	—	—	—	—	—	—	4.3	—
Minimum pension liability (net of tax of $5.1 cr.)	—	—	—	—	—	—	—	—	(8.5)

Balance at December 31, 2003	50,556	50.6	(25,730)	(752.0)	80	0.1	861.2	2.1	(100.3)

Acquisition of treasury stock	—	—	(3)	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	194	5.8	—	—	(3.7)	—	—
Foreign currency translation	—	—	—	—	—	—	—	3.4	—
Minimum pension liability (net of tax of $2.8 cr.)	—	—	—	—	—	—	—	—	(4.3)

Balance at December 31, 2004	50,556	$50.6	(25,539)	$(746.2)	80	$0.1	$857.5	$5.5	$(104.6)

Note 6:    Stock-Based Compensation

Company Plans

The 2002 Incentive Stock Plan, approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans, to officers and other key employees. As of December 31, 2004, a total of 1,779,955 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the date of grant. Generally, options become exercisable over a three-year period with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant. During 2004, no options were granted to executive officers under the 2002 Plan. The following summarizes the status of options under the plans for the periods indicated:

	Number of Shares	Option Exercise Price or Range Per Share	Weighted Average Exercise Price
Options (granted and unexercised) at December 31, 2001 (1,505,018 exercisable)	2,902,484	$8.88-48.44	$19.06
Granted	37,000	12.08	12.08
Exercised	(9,240)	8.88	8.88
Forfeited	(75,154)	8.88–30.88	26.22
Expired	(27,087)	25.50–34.31	34.15

Options (granted and unexercised) at December 31, 2002 (2,008,396 exercisable)	2,828,003	8.88–48.44	18.67
Granted	1,127,000	6.63	6.63
Exercised	—	—	—
Forfeited	(181,836)	6.63–41.55	23.97
Expired	(38,550)	26.13–35.16	34.61

Options (granted and unexercised) at December 31, 2003 (2,326,937 exercisable)	3,734,617	6.63-48.44	14.61
Granted	5,000	10.93	10.93
Exercised	(143,115)	8.88–12.08	8.97
Forfeited	(27,840)	8.88–41.55	30.04
Expired	(71,740)	30.88–48.44	41.31

Options (granted and unexercised) at December 31, 2004 (2,759,442 exercisable)	3,496,922	$6.63–38.35	$14.17

The weighted-average fair value of options granted during 2004 was $4.47.

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$28.50 to 38.35	74,129	½ year	$37.62	74,129	$37.62
24.69 to 33.22	222,803	1 year	32.90	222,803	32.90
23.05	144,635	2 years	23.05	144,635	23.05
21.93 to 24.18	221,430	3 years	21.95	221,430	21.95
32.07	17,080	3 years	32.07	17,080	32.07
16.03 to 24.81	463,100	4 years	16.81	463,100	16.81
19.56	402,600	5 years	19.56	402,600	19.56
12.13	5,500	5 years	12.13	5,500	12.13
8.88	835,000	6 years	8.88	835,000	8.88
12.08	28,645	7 years	12.08	17,755	12.08
6.63	1,077,000	8 years	6.63	355,410	6.63
10.93	5,000	9 years	10.93	—	N/A

Stock appreciation rights (“SARs”) may also be granted with respect to shares subject to outstanding options. No SAR has been granted since 1998 under the Company incentive stock plans. SAR compensation expense recorded by the Company was not material for any of the last three years.

The 2002 Plan also provides, as did the 1999 and 1995 Plans, for the granting of restricted stock and performance awards to officers and other key employees. During 2004, 265,400 shares were reserved for issuance under a performance award to executive officers with a four-year performance period. No performance shares were forfeited in 2004. Also in 2004, no shares of restricted stock were issued, no shares vested, while 1,000 shares were forfeited. During 2003, no performance awards were granted and none were forfeited. Also during 2003, no shares of restricted stock were issued, 12,495 shares of previously granted restricted stock vested, while 2,000 shares were forfeited. During 2002, no performance awards were granted while 114 shares subject to performance awards were forfeited. Also during 2002, 19,000 shares of restricted stock were issued, 5,495 shares of previously granted restricted stock vested, while 610 shares were forfeited.

At December 31, 2004, there were 16,000 shares of restricted stock issued, but not vested, and no shares from performance awards earned, but not issued.

Director Plan

The Ryerson Tull Directors’ 1999 Stock Option Plan, combined in 2003 with the Directors’ Compensation Plan (the “Directors’ Compensation Plan”), provided that each person who is a non-employee director as of the close of each annual meeting would be awarded a stock option having a value determined by the Nominating and Governance Committee of the Board of Directors, historically set at $20,000 (based on the Black-Scholes option pricing model), and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Individuals who became non-employee directors other than at an annual meeting were at the time of their election or appointment as a non-employee director awarded stock options for shares having a value prorated to reflect a partial year’s service. The options awarded under the Directors’ Compensation Plan were not exercisable prior to the day after the six-month anniversary of the grant date and expire no later than 10 years after the date of grant. A total of 147,195 shares of the Company’s common stock are available for grant under the Directors’ Compensation Plan.

On January 28, 2004, one director was granted an option award for 800 shares at an option price of $10.93 per share. Half of the shares vested on July 29, 2004 with the remaining options vesting on January 28, 2005. During 2004, options for 35,440 shares were exercised.

On April 16, 2003, seven directors were granted options for a total of 35,700 shares at an option price of $6.43 per share. All of the options granted in 2003 have vested.

On May 8, 2002, seven directors were granted options for a total of 30,170 shares at an option price of $11.21 per share. All of the options granted in 2002 have vested. On April 18, 2001, seven directors were granted options for a total of 31,990 shares at an option price of $10.48 per share. All of the options granted in 2001 have vested.

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

In the event that any person or group acquires 10 percent or more of the outstanding shares of common stock, each Right will entitle the holder, other than such acquiring person or group, to purchase that number of shares of common stock of the Company having a market value of twice the exercise price of the Right. At any time thereafter if the Company consummates certain business combination transactions or sells substantially all of its assets, each Right will entitle the holder, other than the person or group acquiring 10 percent or more of the outstanding shares of common stock, to purchase that number of shares of the surviving company stock which at the time of the transaction would have a market value of twice the exercise price of the Right. The preceding sentences will not apply to (i) persons who acquire common stock pursuant to an offer for all outstanding shares of common stock which the independent directors determine to be fair to and otherwise in the best interest of the Company and its stockholders after receiving advice from one or more investment banking firms and (ii) certain persons owning less than 15 percent of the outstanding common stock who report their ownership on Schedule 13G under the Securities Exchange Act of 1934 or on Schedule 13D under the Exchange Act, provided that they do not state any intention to or reserve the right to control or influence the Company and such persons certify that they acquired their shares inadvertently and will not acquire any additional shares of common stock.

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

Long-Term Debt

The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $542 million at December 31, 2004 and $273 million at December 31, 2003, as compared with the carrying value of $526 million and $266 million at year-end 2004 and 2003, respectively.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For 2004, 2003 and 2002, expense recognized for such defined contribution plan was $6.6 million, $3.6 million and $5.9 million, respectively.

The Company has other deferred employee benefit plans, including a supplemental pension plan, the liability for which totaled $4.8 million at December 31, 2004 and $4.7 million at December 31, 2003.

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a September 30 measurement date to determine the pension and other postretirement benefit information. The assumptions used to determine the information below related to Pension Benefits were as follows:

	2004	2003	2002
Discount rate for calculating obligations	6.00%	6.25%	6.75%
Discount rate for calculating net periodic benefit cost	6.25	6.75	7.50
Expected rate of return on plan assets	8.75	8.75	9.50
Rate of compensation increase	4.00	4.00	4.00

The expected rate of return on plan assets is 8.75% for 2005.

The assumptions used to determine the information below related to Other Postretirement Benefits, primarily health care, were as follows:

	2004	2003	2002
Discount rate for calculating obligations	5.75%	6.00%	6.75%
Discount rate for calculating net periodic benefit cost	6.00	6.75	7.50
Rate of compensation increase	4.00	4.00	4.00

	Year ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$417	$379	$180	$175
Service cost	3	3	3	3
Interest cost	25	25	10	11
Plan amendments	1	4	—	(19)
Actuarial loss	24	31	(1)	21
Company restructuring	2	2	2	1
Benefits paid	(29)	(27)	(12)	(12)

Benefit obligation at end of year	$443	$417	$182	$180

Accumulated benefit obligation at end of year	$442	$415	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$315	$245	$—	$—
Actual return on plan assets	40	41	—	—
Employer contributions	22	56	12	12
Benefits paid (net of participant contributions)	(29)	(27)	(12)	(12)

Plan assets at fair value at end of year	$348	$315	—	—

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded status	$(95)	$(102)	$(182)	$(180)
Unrecognized net (gain)/loss	173	167	56	59
Unrecognized prior service cost	9	10	(28)	(32)

Prepaid (accrued) benefit cost at September 30	87	75	(154)	(153)
Change in account, October-December	—	—	4	3

Net amount recognized at December 31	$87	$75	$(150)	$(150)

Amounts recognized in statement of financial position consist of:
Prepaid (accrued) benefit cost	$—	$—	$(154)	$(153)
Accrued benefit liability	(94)	(100)	—	—
Intangible asset	9	10	—	—
Accumulated other comprehensive income	172	165	—	—
Change in account, October-December	—	—	4	3

Net amount recognized	$87	$75	$(150)	$(150)

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent in 2004, grading down to 5 percent in 2011, the level at which it is expected to remain.

The September 30, 2004 accumulated benefit obligation for postretirement benefits other than pensions reflects a $10.3 million decrease from the new Medicare Part D benefit.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$3	$3	$4	$3	$3	$2
Interest cost	25	25	26	10	11	12
Expected return on assets	(30)	(28)	(30)	—	—	—
Amortization of prior service cost	2	1	1	(4)	(2)	(2)
Recognized actuarial (gain)/loss	8	3	—	2	1	1

Net periodic benefit cost	$8	$4	$1	$11	$13	$13

The Company has determined that its postretirement welfare plans are actuarially equivalent to the new Medicare Part D benefit based on the two-prong test described by the Centers for Medicare and Medicaid Services. This test evaluates whether the Company is providing to its aggregate post-65 population a prescription drug plan that is at least as valuable as Medicare and a net prescription drug subsidy that is at least as valuable as the net Medicare value. The 2004 net periodic benefit cost was reduced by $0.3 million as a result of the new Medicare benefit.

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent in 2004, grading down to 5 percent in 2009. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(Dollars in Thousands)
Effect on service cost plus interest cost	$199	$(159)
Effect on postretirement benefit obligation	3,137	(2,500)

Additional Information

	Pension Benefits		Other Benefits
	2004	2003	2004	2002
	(Dollars in millions)
Increase in minimum liability included in other comprehensive income, net of tax	$4.3	$8.5	N/A	N/A

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 8.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

	Trust Assets at September 30
	2004	2003
Equity securities	72.3%	66.2%
Debt securities	17.3	23.8
Real Estate	5.8	5.2
Other	4.6	4.8

Total	100.0%	100.0%

The Compensation Committee of the Board of Directors has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of the September 30, 2004 and September 30, 2003 measurement dates were as follows:

	Range	Target
Equity securities	30-85%	75%
Debt securities	5-50	10
Real Estate	0-15	10
Other	0-15	5

Total		100%

Equity securities include Ryerson Tull common stock in the amounts of $2.2 million (0.6 percent of total plan assets) and $1.0 million (0.3 percent of total plan assets) at September 30, 2004 and 2003, respectively.

Contributions

The Company has no required ERISA contributions for 2005, but may elect to make a voluntary contribution to improve the funded ratio of the plan. At December 31, 2004, the Company does not have an estimate of such potential contribution in 2005.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
2005	$30.4	$13.9
2006	31.0	14.1
2007	31.7	14.4
2008	32.6	14.5
2009	33.4	14.7
2010-2014	183.3	73.6

Note 10:    Restructuring Charge

The following summarizes restructuring accrual activity for the years ended December 31, 2002, 2003 and 2004:

	Employee related costs	Tenancy and other costs	Asset impairment costs	Total restructuring costs
Balance at January 1, 2002	$3.2	$6.4	$0.1	$9.7
Restructuring charges	2.5	0.2	—	2.7
Cash payments	(1.9)	(1.5)	—	(3.4)
Non-cash adjustments	(1.5)	—	(0.5)	(2.0)
Reclassifications	(0.4)	—	0.4	—

Balance at December 31, 2002	1.9	5.1	—	7.0
Restructuring charges	5.3	0.9	—	6.2
Cash payments	(2.4)	(1.7)	—	(4.1)
Non-cash adjustments	(2.3)	—	—	(2.3)
Reclassifications	0.5	(0.5)	—	—

Balance at December 31, 2003	3.0	3.8	—	6.8
Restructuring charges	3.6	—	—	3.6
Cash payments	(2.0)	(1.5)	—	(3.5)
Non-cash adjustments	(3.4)	—	—	(3.4)
Reclassifications	(0.2)	0.2	—	—

Balance at December 31, 2004	$1.0	$2.5	$—	$3.5

2004

In the third quarter of 2004, the Company recorded a charge of $3.0 million as a result of consolidating two locations into one facility in the Northeast region of the United States. The charge consists of employee-related costs, including severance for 30 employees. The restructuring actions associated with the charge will be completed by mid-2005. In the second quarter of 2004, the Company recorded a charge of $0.6 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 3 employees. The restructuring actions associated with the charge have been completed.

The 2004 restructuring and plant closure costs totaled $3.6 million. The charge consists of employee-related costs, of which $0.4 million was for future cash outlays. The December 31, 2004 accrual balance of $0.3 million is related to employee costs and will be paid through mid-2005.

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

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. This charge consists of employee-related and tenancy costs and will be used for future cash outlays. During 2004, the Company utilized $1.7 million of the 2003 restructuring charge. The December 31, 2004 accrual balance of $0.2 million is related to employee costs and will be paid through 2005.

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

2001

In the fourth quarter of 2001, the Company recorded a restructuring charge of $19.4 million as a result of workforce reductions and plant consolidation. In the third quarter of 2002, the Company recorded a charge of $0.7 million as an adjustment to the $19.4 million recorded in 2001 resulting in a total restructuring charge of $20.1 million. The $20.1 million charge consists of $10.3 million of non-cash asset write-offs and $9.8 million of future cash outlays for employee-related costs and tenancy costs. The additional $0.7 million charge recorded in 2002 was due to a reduction in the market value of assets in a multi-employer pension plan from the initial estimate in 2001 to the final calculation of the withdrawal liability in 2002. The remaining multi-employer pension plan withdrawal liability of $1.1 million will be funded through 2005. As part of the restructuring, certain facilities in Michigan were closed and the Company consolidated two facilities into one location in Chicago. Included in the charge was severance for 178 employees. The 2001 restructuring actions were completed by year-end 2002. During 2004, the Company utilized $0.8 million of the 2001 restructuring accrual. The December 31, 2004 accrual balance of $0.7 million is related to employee and tenancy costs.

In preparation for the Company’s planned disposition of one of the properties in Chicago, the Company retained an environmental consultant to conduct Phase I and Phase II environmental studies. The Company believes that the $2 million accrual established in the fourth quarter of 2001 is adequate to cover potential remediation costs for environmental issues identified in the consultant’s reports.

2000

During 2000, the Company recorded a restructuring charge of $23.3 million, consisting of $10.7 million of asset write-offs and $12.6 million of future cash outlays for employee-related costs and tenancy costs. The charge was the result of realigning geographic divisions to improve responsiveness to local markets, exiting non-core businesses and centralizing administrative services to achieve economies of scale. Included in the charge was severance for 319 employees. The restructuring actions were completed by December 31, 2000. Based on court rulings in the fourth quarter of 2003, the Company recorded an additional $0.9 million charge for future lease payments for a facility closed in the 2000 restructuring. During 2004, the Company utilized $1.1 million of the restructuring accrual. The December 31, 2004 accrual balance of $2.3 million is related to tenancy and other costs that will be paid through 2008.

Note 11:    Income Taxes

The elements of the provisions for income taxes related to continuing operations for each of the three years indicated below were as follows:

	Year ended December 31
	2004	2003	2002
	(Dollars in millions)
Current income taxes:
Federal	$54.6	$—	$—
State and foreign	1.2	0.5	1.4

	55.8	0.5	1.4
Deferred income taxes	(29.7)	(2.5)	(8.7)

Total tax expense (benefit)	$26.1	$(2.0)	$(7.3)

Income taxes on continuing operations differ from the amounts computed by applying the federal tax rate as follows:

	Year ended December 31
	2004	2003	2002
	(Dollars in millions)
Federal income tax expense computed at statutory tax rate of 35%	$25.8	$(5.6)	$(6.9)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.6)	(2.5)	(3.0)
Non-deductible expenses	1.4	0.7	(0.5)
Foreign income not includable in federal taxable income	(0.9)	(0.3)	(0.5)
Canadian taxes	—	—	0.6
Valuation allowance	(1.9)	4.5	0.6
All other, net	2.3	1.2	2.4

Total income tax provision (benefit)	$26.1	$(2.0)	$(7.3)

The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

	December 31
	2004	2003
	(Dollars in Millions)
Deferred tax assets:
AMT tax credit carryforwards	$81	$60
FASB Statement No. 106 impact (post-retirement benefits other than pensions)	57	58
General business credit carryforwards	1	1
Federal net operating loss carryforwards	—	14
State net operating loss carryforwards	12	17
Bad debt allowances	4	4
Pension liability	36	37
Amortization (goodwill and purchase accounting adjustment)	11	13
Other deductible temporary differences	15	15
Less valuation allowances	(1)	(5)

	216	214

Deferred tax liabilities:
Fixed asset basis difference	47	47
Inventory basis difference	7	34
Other taxable temporary differences	—	1

	54	82

Net deferred tax asset	$162	$132

The Company had available at December 31, 2004, federal AMT credit carryforwards of approximately $81 million, which may be used indefinitely to reduce regular federal income taxes. The Company also had other federal general business credit carryforwards for tax purposes of approximately $1 million, which expire during the years 2005 through 2009. The Company believes that it is more likely than not that all of its federal tax credits and carryforwards will be realized.

At December 31, 2004, the deferred tax asset related to the Company’s post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) was $57 million. At December 31, 2004, the Company also had a deferred tax asset related to the Company’s pension liability of $36 million. To the extent that future annual charges under FASB Statement No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period for that loss. Because of the long period that is available to realize these future tax benefits and the long-term nature of the related liabilities, these items are treated as having an indefinite reversal period and a valuation allowance for this deferred tax asset is not considered necessary.

The Company had $12 million of state NOL carryforwards available at December 31, 2004. The deferred tax asset for state NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies, and, most importantly, on forecasts of future taxable income. As a result of its analysis, the Company reversed $2.2 million of its valuation allowance in conjunction with writing off certain deferred state tax assets and also reversed $1.9 million of its valuation allowance as part of its income tax provision. The cumulative valuation allowance of $1.0 million as of December 31, 2004 relates to the NOLs of ten specific state and local jurisdictions. Eight of these jurisdictions have a 3-5 year carryforward period, and the remaining two jurisdictions have a carryforward period of 7 or 20 years. A valuation allowance has been provided to the extent that the Company does not expect to be able to utilize all of these specific NOLs prior to their expiration in 2005-2023.

Note 12:    Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company has two reporting units, one comprised of its general line (“General Line”) service centers and the other comprised of its coil processing (“Coil Processing”) facilities. Upon adoption, the Company estimated the fair value of its reporting units using a present value method that discounted future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values and discount rates. Any such valuation is sensitive to these assumptions. Because the fair value of each reporting unit was below its carrying value (including goodwill), application of SFAS 142 required the Company to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value of that goodwill. As a result, the Company recorded an impairment charge of $91.1 million ($82.2 million after-tax) in 2002 to write off the entire goodwill amount as a cumulative effect of a change in accounting principle. The General Line goodwill impairment charge was $71.4 million after-tax while the Coil Processing goodwill impairment charge was $10.8 million after-tax. At December 31, 2004 and 2003, the Company had no recorded goodwill or indefinite-lived intangible assets.

Note 13:    Earnings Per Share

	Year Ended December 31
	2004	2003	2002
Basic earnings (loss) per share	(Dollars and Shares in Millions (except per share data))
Income (loss) from continuing operations	$47.5	$(14.1)	$(12.4)
Less preferred stock dividends	0.2	0.2	0.2

Income (loss) from continuing operations available to common stockholders	47.3	(14.3)	(12.6)
Gain (loss) on sale of discontinued operations	7.0	—	(1.7)

Income (loss) before cumulative effect of change in accounting principle	54.3	(14.3)	(14.3)
Cumulative effect of change in accounting principle	—	—	(82.2)

Net income (loss) available to common stockholders	$54.3	$(14.3)	$(96.5)

Average shares of common stock outstanding	24.9	24.8	24.8

Basic earnings (loss) per share
From continuing operations	$1.90	$(0.58)	$(0.51)
Gain (loss) on sale of discontinued operations	0.28	—	(0.07)
Cumulative effect of change in accounting principle	—	—	(3.31)

Basic earnings (loss) per share	$2.18	$(0.58)	$(3.89)

	2004	2003	2003
Diluted earnings (loss) per share	(Dollars and Shares in Millions (except per share data))
Income (loss) from continuing operations available to common stockholders	$47.3	$(14.3)	$(12.6)
Gain (loss) on sale of discontinued operations	7.0	—	(1.7)
Cumulative effect of change in accounting principle	—	—	(82.2)

Net income (loss) available to common stockholders and assumed conversions	$54.3	$(14.3)	$(96.5)

Average shares of common stock outstanding	24.9	24.8	24.8
Dilutive effect of stock options	0.6	—	—
Stock-based compensation	0.1	—	—
Convertible securities	0.1	—	—

Shares outstanding for diluted earnings per share calculation	25.7	24.8	24.8

Diluted earnings (loss) per share
From continuing operations	$1.84	$(0.58)	$(0.51)
Gain (loss) on sale of discontinued operations	0.27	—	(0.07)
Cumulative effect of change in accounting principle	—	—	(3.31)

Diluted earnings (loss) per share	$2.11	$(0.58)	$(3.89)

In 2004, options to purchase 1,558,867 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding under the Company’s Incentive Stock Plan and Directors’ Compensation Plan, but were not included in the computation of diluted earnings per share (“EPS”) because the options’ exercise price was higher than the average market price of the common shares.

In 2003, options to purchase 3,871,747 shares of common stock at prices ranging from $6.43 to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive. In 2002, options to purchase 2,929,433 shares of common stock at prices ranging from $8.88 to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

In accordance with EITF (Emerging Issues Task Force) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under the Company’s 3.50% Convertible Senior Notes (the “Notes”) because they are not dilutive. The maximum number of shares the Company may issue with respect to the Notes is 11,872,455.

Note 14:    Restricted Cash

In the first quarter of 2002, the Company recorded a $5.1 million pretax gain for the receipt of shares as a result of the demutualization of one of its insurance carriers, Prudential. This gain represents a portion of the total of $6.3 million of shares received. The remaining shares are attributable to participants in the optional life insurance plan and therefore the liability has been recorded as a benefit payable.

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded income of $0.6 million in the second quarter, as its allocable share of the gain on sale. This item is included in “other income and expense, net” in the Consolidated Statements of Operations and Reinvested Earnings.” The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the Consolidated Balance Sheet. The restricted cash balance has earned interest totaling $0.1 million as of December 31, 2004. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At December 31, 2004, these payments totaled $0.6 million.

Note 15:    Revenue by Product

The Company derives substantially all of its revenues from the distribution of metals. The Company has two operating segments, General Line and Coil Processing. Due to similar economic characteristics, products and services, types of customers, distribution methods, and regulatory environment, the operating segments have been aggregated into a single reporting segment.

The following table shows the Company’s percentage of sales revenue by major product lines for 2004, 2003 and 2002:

	Percentage of Sales Revenues
Product Line	2004	2003	2002
Carbon flat rolled	39%	37%	34%
Stainless and aluminum	31	34	33
Fabrication and carbon plate	14	13	15
Bars, tubing and structurals	13	13	14
Other	3	3	4

Total	100%	100%	100%

No customer accounted for more than 10% of Company sales in 2004 and the top ten customers accounted for approximately 22 percent of its sales in 2004. Substantially all of the Company’s revenues are attributable to its U.S. operations and substantially all of its long-lived assets are located in the United States. The only operations attributed to a foreign country relate to the Company’s subsidiary in Canada, which comprises 3 percent of the Company’s revenue and less than 3 percent of its assets.

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

Lease Obligations & Other

The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $73.7 million, including approximately $13.8 million in 2005, $12.3 million in 2006, $11.3 million in 2007, $8.4 million in 2008, $6.5 million in 2009 and $21.4 million thereafter.

Rental expense under operating leases totaled $16.2 million in 2004, $16.4 million in 2003 and $17.2 million in 2002.

To fulfill contractual requirements for certain customers in 2004, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated $191 million at December 31, 2004.

There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction and the antitrust litigation. The amount of liability, if any, for those claims and actions at December 31, 2004 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 17:    Acquisitions

On July 30, 2004, the Company completed its acquisition of 100% of the equity interests in J & F Steel, LLC (“J&F Steel”), in which the Company invested a total of approximately $59.1 million, by paying $41.4 million in cash, net of $4.2 million of cash acquired, and assuming $13.5 million of debt. During the third quarter of 2004, the Company redeemed the $13.5 million of outstanding debt. The acquisition has been accounted for by the purchase method of accounting, and the purchase price has been allocated to assets acquired and liabilities assumed. The Company funded the transaction by drawing on its revolving credit facility. The results of J&F Steel are included in the Company’s financial statements from the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed for J&F Steel at July 30, 2004:

	At July 30, 2004 ($ in millions)
Cash and cash equivalents	$4.2
Accounts receivable	23.7
Inventories	34.3
Property, plant and equipment	18.6
Other assets	0.5

Total assets acquired		81.3
Current liabilities	(22.2)
Long-term debt	(13.5)

Total liabilities assumed		(35.7)

Net assets acquired		$45.6

The table below summarizes the unaudited pro forma results of the Company as if the acquisition of J&F had occurred at January 1, 2004 and 2003, respectively:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net sales	$3,405.3	$2,347.0
Income before cumulative effect of change in accounting principle	58.4	(26.4)
Net income	58.4	(26.4)

Net income per share:
Basic	$2.33	$(1.06)

Diluted	$2.27	$(1.06)

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals, Inc. (“Integris Metals”) for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Integris Metals is the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. The Company paid for the acquisition with funds borrowed under the Company’s new credit facility. The financial statements of Ryerson Tull presented in this report do not include the financial results of Integris Metals for any of the periods or as of any of the dates presented.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005. The Company is in the process of obtaining third-party valuations of property, plant and equipment, certain intangible assets, and certain deferred employee benefit plans. Therefore, the allocation of the purchase price is subject to revision.

	At January 4, 2005 ($ in millions) (unaudited)
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	400.7
Other current assets	14.3
Property, plant and equipment	155.2
Intangible assets	2.0
Goodwill	84.4
Other assets	23.3

Total assets acquired		922.5
Current liabilities	(153.7)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(124.8)

Total liabilities assumed		(512.5)

Net assets acquired		$410.0

See Note 4 for discussion of amended new credit facility used to fund Integris Metals acquisition.

The table below summarizes the unaudited pro forma results of the Company as if the acquisition of Integris and J&F had occurred at January 1, 2004 and 2003, respectively:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net sales	$5,409.0	$3,841.1
Income before cumulative effect of change in accounting principle	101.9	(32.0)
Net income	101.9	(32.0)

Net income per share:
Basic	$4.08	$(1.29)

Diluted	$3.96	$(1.29)

Note 18:    Condensed Consolidating Financial Statements

In November 2004, the Company issued 3.50% Convertible Notes due 2024 that are unconditionally guaranteed on a senior unsecured basis by Ryerson Tull Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued 8-1/4% Senior Notes due 2011 that are guaranteed by Ryerson Tull Procurement Corporation as well. The following condensed consolidating financial information as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 is provided in lieu of separate financial statements for the Company and Ryerson Tull Procurement Corporation.

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,704.0	$3,331.2	$(2,733.2)	$3,302.0
Cost of materials sold	—	2,674.8	2,796.9	(2,733.2)	2,738.5

Gross profit	—	29.2	534.3	—	563.5
Warehousing and delivery	—	—	250.1	—	250.1
Selling, general and administrative expenses	0.7	2.8	214.8	—	218.3
Restructuring and plant closure costs	—	—	3.6	—	3.6
Gain on the sale of assets	—	—	(5.6)	—	(5.6)

Operating profit (loss)	(0.7)	26.4	71.4	—	97.1
Other income and expense, net	0.1	—	0.2	—	0.3
Interest and other expense on debt	(14.2)	—	(9.6)	—	(23.8)
Intercompany transactions:
Interest expense on intercompany loans	(23.5)	(6.1)	(25.5)	55.1	—
Interest income on intercompany loans	2.3	4.4	48.4	(55.1)	—

Income (loss) before income taxes	(36.0)	24.7	84.9	—	73.6
Provision (benefit) for income taxes	(15.3)	9.9	31.5		26.1
Equity in (earnings) loss of subsidiaries	(68.2)	—	(14.8)	83.0	—

Income (loss) from continuing operations	47.5	14.8	68.2	(83.0)	47.5
Discontinued operations—Inland Steel Company	7.0	—	—	—	7.0

Net income (loss)	$54.5	$14.8	$68.2	$(83.0)	$54.5

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,669.4	$2,207.1	$(1,687.1)	$2,189.4
Cost of materials sold	—	1,651.4	1,802.4	(1,687.1)	1,766.7

Gross profit	—	18.0	404.7	—	422.7
Warehousing and delivery	—	—	226.4	—	226.4
Selling, general and administrative expenses	0.7	2.9	183.9	—	187.5
Restructuring and plant closure costs	—	—	6.2	—	6.2

Operating profit (loss)	(0.7)	15.1	(11.8)	—	2.6
Other income and expense, net	0.1	—	—	—	0.1
Interest and other expense on debt	(13.2)	—	(5.6)	—	(18.8)
Intercompany transactions:
Interest expense on intercompany loans	(20.3)	(6.0)	(28.3)	54.6	—
Interest income on intercompany loans	1.4	5.8	47.4	(54.6)	—

Income (loss) before income taxes	(32.7)	14.9	1.7	—	(16.1)
Provision (benefit) for income taxes	(7.8)	5.9	(0.1)	—	(2.0)
Equity in (earnings) loss of subsidiaries	(10.8)	—	(9.0)	19.8	—

Net income (loss)	$(14.1)	$9.0	$10.8	$(19.8)	$(14.1)

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,644.3	$2,116.3	$(1,664.1)	$2,096.5
Cost of materials sold	—	1,626.5	1,723.5	(1,664.1)	1,685.9

Gross profit	—	17.8	392.8	—	410.6
Warehousing and delivery	—	—	226.6	—	226.6
Selling, general and administrative expenses	0.6	2.8	193.2	—	196.6
Adjustment to the gain on sale of Inland Engineered Materials Corporation	8.5	—	—	—	8.5
Restructuring and plant closure costs	—	—	2.7	—	2.7
Gain on the sale of foreign interest	—	—	(4.1)	—	(4.1)
Gain on the sale of assets	—	—	(10.9)	—	(10.9)

Operating profit (loss)	(9.1)	15.0	(14.7)	—	(8.8)
Other income and expense, net	0.7	—	(2.1)	—	(1.4)
Shares received on demutualization of insurance company	5.1	—	—	—	5.1
Interest and other expense on debt	(14.2)	—	(0.4)	—	(14.6)
Intercompany transactions:
Interest expense on intercompany loans	(22.8)	(7.5)	(37.6)	67.9	—
Interest income on intercompany loans	3.1	5.1	59.7	(67.9)	—

Income (loss) before income taxes	(37.2)	12.6	4.9	—	(19.7)
Provision (benefit) for income taxes	(9.5)	5.0	(2.8)		(7.3)
Equity in (earnings) loss of subsidiaries	(15.3)	—	(7.6)	22.9	—

Income (loss) from continuing operations	(12.4)	7.6	15.3	(22.9)	(12.4)
Discontinued operations—Inland Steel Company	(1.7)	—	—	—	(1.7)

Income (loss) before cumulative effect of change in accounting principle	(14.1)	7.6	15.3	(22.9)	(14.1)
Cumulative effect of change in accounting principle	(82.2)	—	(82.2)	82.2	(82.2)

Net income (loss)	$(96.3)	$7.6	$(66.9)	$59.3	$(96.3)

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$54.5	$14.8	$68.2	$(83.0)	$54.5

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	—	21.1	—	21.1
Equity in earnings of subsidiaries	(68.2)	—	(14.8)	83.0	—
Deferred income taxes	(24.3)	—	(5.4)	—	(29.7)
Deferred employee benefit cost/funding	—	—	(15.3)	—	(15.3)
Restructuring and plant closure costs	—	—	3.4	—	3.4
Gain on the sale of ISC, net of tax	(3.5)	—	—	—	(3.5)
Gain on sale of assets	—	—	(5.6)	—	(5.6)
Change in:
Receivables	0.7	—	(183.4)	—	(182.7)
Inventories	—	—	(129.0)	—	(129.0)
Income tax receivable and other assets	4.7	—	(1.3)	—	3.4
Intercompany receivable/payable	3.6	(93.2)	89.6	—	—
Accounts payable	0.1	39.0	20.4	—	59.5
Accrued liabilities	37.2	1.3	13.9	—	52.4
Other items	1.1	—	0.4	—	1.5

Net adjustments	(48.6)	(52.9)	(206.0)	83.0	(224.5)

Net cash provided (used) by operating activities	5.9	(38.1)	(137.8)	—	(170.0)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(41.4)	—	(41.4)
Capital expenditures	—	—	(32.6)	—	(32.6)
Investment in joint venture	—	—	(3.5)	—	(3.5)
Investments in non-guarantor subsidiaries	(25.7)	—	—	25.7	—
Loan to joint venture	(0.5)	—	(2.7)	—	(3.2)
Loan repayment from joint venture	—	—	2.0	—	2.0
Loan to related companies	(36.2)	—	—	36.2	—
Loan repayment from related companies	—	3.8	251.4	(255.2)	—
Proceeds from sales of assets	—	—	21.6	—	21.6

Net cash provided (used) in investing activities	(62.4)	3.8	194.8	(193.3)	(57.1)
FINANCING ACTIVITIES
Long-term debt issued	325.0	—	—	—	325.0
Redemption of debt assumed in acquisition	—	—	(13.5)	—	(13.5)
Proceeds from credit facility borrowings	—	—	506.0	—	506.0
Repayment of credit facility borrowings	—	—	(551.0)	—	(551.0)
Net short-term proceeds (repayments) under credit facility	—	—	(20.0)	—	(20.0)
Proceeds from intercompany borrowing	—	36.2	—	(36.2)	—
Repayment of intercompany borrowing	(255.2)	—	—	255.2	—
Net increase/(decrease) in book overdrafts	—	(1.9)	0.9	—	(1.0)
Capital contribution from parent	—	—	25.7	(25.7)	—
Credit facility issuance costs	(1.2)	—	—	—	(1.2)
Bond issuance costs	(8.9)	—	—	—	(8.9)
Dividends paid	(5.2)	—	—	—	(5.2)
Stock option exercise	1.6	—	—	—	1.6

Net cash provided (used) by financing activities	56.1	34.3	(51.9)	193.3	231.8

Net change in cash and cash equivalents	(0.4)	—	5.1	—	4.7
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(14.1)	$9.0	$10.8	$(19.8)	$(14.1)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	$—	$—	$23.9	$—	23.9
Equity in earnings of subsidiaries	(10.8)	—	(9.0)	19.8	—
Deferred income taxes	37.8	—	(31.9)	—	5.9
Deferred employee benefit cost/funding	(0.1)	—	(47.1)	—	(47.2)
Restructuring and plant closure costs	—	—	2.3	—	2.3
Change in:
Receivables	(0.2)	—	(29.1)	—	(29.3)
Inventories	—	—	16.0	—	16.0
Income tax receivable and other assets	(1.8)	—	0.5	—	(1.3)
Intercompany receivable/payable	(211.2)	134.0	77.2	—	—
Accounts payable	—	27.6	14.4	—	42.0
Accrued liabilities	(11.5)	0.8	(2.5)	—	(13.2)
Other items	(0.2)	—	2.6		2.4

Net adjustments	(198.0)	162.4	17.3	19.8	1.5

Net cash provided (used) by operating activities	(212.1)	171.4	28.1	—	(12.6)
INVESTING ACTIVITIES
Capital expenditures	—	—	(19.4)	—	(19.4)
Investments in and advances to joint ventures, net	—	—	(3.4)	—	(3.4)
Investments in non-guarantor subsidiaries	(132.4)	—	—	132.4	—
Dividend received from subsidiary	130.0	—	—	(130.0)	—
Loan to related companies	—	(3.8)	(216.4)	220.2	—
Loan repayment from related companies	—	—	157.2	(157.2)	—
Proceeds from sales of assets	—	—	5.0	—	5.0

Net cash provided (used) in investing activities	(2.4)	(3.8)	(77.0)	65.4	(17.8)
FINANCING ACTIVITIES
Proceeds from credit facility borrowings	—	—	355.0	—	355.0
Repayment of credit facility borrowings	—	—	(195.0)	—	(195.0)
Net short-term proceeds/(repayments) under credit facility	—	—	(114.0)	—	(114.0)
Proceeds from intercompany borrowing	220.2	—	—	(220.2)	—
Repayment of intercompany borrowing	—	(157.2)	—	157.2	—
Net increase/(decrease) in book overdrafts	—	(10.4)	1.0	—	(9.4)
Capital contribution from parent	—	—	132.4	(132.4)	—
Dividends paid	(5.1)	—	(130.0)	130.0	(5.1)

Net cash provided (used) by financing activities	215.1	(167.6)	49.4	(65.4)	31.5
Net change in cash and cash equivalents	0.6	—	0.5	—	1.1
Beginning cash and cash equivalents	0.4	—	12.2	—	12.6

Ending cash and cash equivalents	$1.0	$—	$12.7	$—	$13.7

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(96.3)	$7.6	$(66.9)	$59.3	$(96.3)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	—	25.0	—	25.0
Equity in earnings of subsidiaries	(15.3)	—	(7.6)	22.9	—
Deferred income taxes	(1.6)	—	14.2	—	12.6
Deferred employee benefit cost/funding	(0.1)	—	(4.9)	—	(5.0)
Restructuring and plant closure costs	—	—	2.0	—	2.0
Gain on the sale of ISC, net of tax	1.7	—	—	—	1.7
Gain on sale of investment in joint venture	—	—	(4.1)	—	(4.1)
Gain on sale of assets	—	—	(10.9)	—	(10.9)
Shares received on demutualization of insurance company	(5.1)	—	—	—	(5.1)
Cumulative effect of change in accounting principle	82.2	—	82.2	(82.2)	82.2
Change in:
Receivables	—	—	(108.9)	—	(108.9)
Inventories	—	—	(54.1)	—	(54.1)
Other assets	3.6	—	1.2	—	4.8
Intercompany receivable/payable	288.0	(154.7)	(134.0)	0.7	—
Accounts payable	(0.7)	(0.2)	5.9	(0.7)	4.3
Accrued liabilities	8.2	0.6	2.2	—	11.0
Other items	(0.4)	—	(0.4)		(0.8)

Net adjustments	360.5	(154.3)	(192.2)	(59.3)	(45.3)

Net cash provided (used) by operating activities	264.2	(146.7)	(259.1)	—	(141.6)
INVESTING ACTIVITIES
Capital expenditures	—	—	(10.5)	—	(10.5)
Unrestricted proceeds from sale of short-term investment	5.7	—	—	—	5.7
Proceeds from the sale of investment in joint venture	—	—	4.1	—	4.1
Loan to related companies			(131.5)	131.5	—
Loan repayment from related companies			261.1	(261.1)	—
Proceeds from sales of assets	—	—	12.0	—	12.0

Net cash provided (used) in investing activities	5.7	—	135.2	(129.6)	11.3
FINANCING ACTIVITIES
Long-term debt issued	—	—	120.0	—	120.0
Proceeds from intercompany borrowing	—	131.5	—	(131.5)	—
Repayment of intercompany borrowing	(261.1)	—	—	261.1	—
Net increase/(decrease) in book overdrafts	(0.2)	15.2	(1.9)	—	13.1
Credit facility issuance costs	(5.4)	—	—	—	(5.4)
Dividends paid	(5.2)	—	—	—	(5.2)
Acquisition of treasury stock	(0.1)	—	—	—	(0.1)

Net cash provided (used) by financing activities	(272.0)	146.7	118.1	129.6	122.4

Net change in cash and cash equivalents	(2.1)	—	(5.8)	—	(7.9)
Beginning cash and cash equivalents	2.5	—	18.0	—	20.5

Ending cash and cash equivalents	$0.4	$—	$12.2	$—	$12.6

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4
Restricted cash	—	—	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	—	—	465.4	—	465.4
Inventories	—	—	601.0	—	601.0
Deferred income taxes	—	—	12.5	(2.7)	9.8
Intercompany receivable	—	223.3	—	(223.3)	—

Total Current Assets	0.6	223.3	1,097.5	(226.0)	1,095.4
Investments and advances	1,033.1	—	77.3	(1,092.4)	18.0
Intercompany notes receivable	—	—	245.4	(245.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	239.3	—	239.3
Deferred income taxes	92.8	—	59.1	—	151.9
Intangible pension asset	—	—	9.0	—	9.0
Deferred charges and other assets	14.5	—	4.2	—	18.7

Total Assets	$1,141.0	$223.3	$1,731.8	$(1,563.8)	$1,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.4	$124.7	$94.2	$—	$222.3
Intercompany payable	27.1	—	196.2	(223.3)	—
Salaries, wages and commissions	—	—	31.9	—	31.9
Deferred income taxes	2.7	—	—	(2.7)	—
Other current liabilities	39.5	3.1	26.7	—	69.3

Total Current Liabilities	72.7	127.8	349.0	(226.0)	323.5
Long-term debt	425.2	—	101.0	—	526.2
Long-term debt—intercompany	209.2	36.2	—	(245.4)	—
Deferred employee benefits	0.2	—	248.7	—	248.9
Taxes	0.9	—	—	—	0.9

Commitments and contingent liabilities
Total Liabilities	708.2	164.0	698.7	(471.4)	1,099.5

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	382.1	59.3	1,021.3	(1,080.6)	382.1

Total Stockholders’ Equity	432.8	59.3	1,033.1	(1,092.4)	432.8

Total Liabilities and Stockholders’ Equity	$1,141.0	$223.3	$1,731.8	$(1,563.8)	$1,532.3

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(Dollars In Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$—	$12.7	$—	$13.7
Restricted cash	—	—	1.1	—	1.1
Receivables less provision for allowances, claims and doubtful accounts	0.2	—	257.6	—	257.8
Inventories	—	—	437.6	—	437.6
Income tax receivable	4.2	—	—	—	4.2
Intercompany receivable	—	130.1	—	(130.1)	—

Total Current Assets	5.4	130.1	709.0	(130.1)	714.4
Investments and advances	940.1	—	55.9	(984.6)	11.4
Intercompany notes receivable	—	3.8	496.8	(500.6)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	225.0	—	225.0
Deferred income taxes	68.5	—	77.5	—	146.0
Intangible pension asset	—	—	10.2	—	10.2
Deferred charges and other assets	4.9	—	2.5	—	7.4

Total Assets	$1,018.9	$133.9	$1,576.9	$(1,615.3)	$1,114.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.1	$87.6	$54.2	$—	$144.9
Intercompany payable	23.5	—	106.6	(130.1)	—
Salaries, wages and commissions	—	—	18.3	—	18.3
Other current liabilities	8.9	1.8	37.1	—	47.8

Total Current Liabilities	35.5	89.4	216.2	(130.1)	211.0
Long-term debt	100.3	—	166.0	—	266.3
Long-term debt—intercompany	500.6	—	—	(500.6)	—
Deferred employee benefits	0.2	—	254.6	—	254.8

Commitments and contingent liabilities
Total Liabilities	636.6	89.4	636.8	(630.7)	732.1

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	331.6	44.5	928.3	(972.8)	331.6

Total Stockholders’ Equity	382.3	44.5	940.1	(984.6)	382.3

Total Liabilities and Stockholders’ Equity	$1,018.9	$133.9	$1,576.9	$(1,615.3)	$1,114.4

Note 19:    Other Matters

Adjustment to the gain on sale of Inland Engineered Materials Corporation

In 2002, the Company recorded a pretax charge of $8.5 million in connection with the settlement of litigation. The charge was recorded as a selling price adjustment to the 1998 sale of Inland Engineered Materials Corporation.

Gain on sale of foreign interests

In 2002, the Company realized a gain of $4.1 million representing the proceeds on the sale of the Company’s 49 percent interest in Shanghai Ryerson Limited.

Equity Investments

Coryer. In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest. The investment was accounted for as a cash outflow from investing activities. In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Coryer. After equal contributions from both joint venture partners, the Company’s ownership percentage remained unchanged. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006, an additional $1.5 million in the second quarter of 2004 and an additional $1.0 million in the third quarter of 2004. In the third quarter of 2004, Coryer repaid $2.0 million of its outstanding loan due to the Company. Ryerson Tull has guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2004, the amount of the guaranty was $3.3 million.

In March 2000, the Company and Altos Hornos de Mexico, S.A. de C.V. (“AHMSA”) entered into an agreement to sell the Company’s 50 percent interest in their joint venture, Ryerson de Mexico, to AHMSA for $15 million, with payment due in July 2000. Upon finalizing the terms of payment for the sale, the Company exchanged its ownership in the joint venture for inventory and the joint venture’s Guadalajara facility. The cash received from the sale of the inventory, which amounted to $2.8 million in 2002, is accounted for as cash inflow from operating activities. In a separate transaction in 2004, the Company sold the Guadalajara facility and invested the proceeds in Coryer to match contributions from the Company’s joint venture partner as described above.

Tata Ryerson Limited. The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudapur, India. In the fourth quarter of 2004, the Company contributed $1.5 million, which is accounted for as cash outflow from investing activities, to increase its equity investment in Tata Ryerson Limited to match contributions from the Company’s joint venture partner and maintain a 50 percent ownership percentage. The impact of Tata Ryerson’s operations on the Company’s results of operations has not been material in any year held since inception.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in Millions)

	Provisions for Allowances
Year Ended December 31,	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves		Balance at End of Year
2004 Allowance for doubtful accounts	$11.7	$7.4	$(5.1	)(A)	$14.0
Valuation allowance—deferred tax assets	5.1	(1.9)	(2.2)		1.0
2003 Allowance for doubtful accounts	$9.9	$5.0	$(3.2	)(A)	$11.7
Valuation allowance—deferred tax assets	0.6	4.5	—		5.1
2002 Allowance for doubtful accounts	$10.7	$7.5	$(6.8	)(A)	$9.9
			(1.5	)(B)
Valuation allowance—deferred tax assets	—	0.6	—		0.6

NOTES:

(A) Bad debts written off during the year

(B) Allowances granted during the year

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the time period covered by this annual report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective. A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 38 hereof.

Our management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter and they have concluded that there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 with respect to directors of Ryerson Tull is set forth under the caption “Election of Directors” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held April 20, 2005, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson Tull is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.”

The information called for by this Item 10 with respect to the “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors—Audit Committee” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 20, 2005, and is hereby incorporated by reference.

The information called for by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Security Ownership of Directors and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 20, 2005, and is hereby incorporated by reference.

The information called for by this Item 10 with respect to the Company’s Code of Ethics is set forth under the caption “Corporate Governance – Code of Ethics and Business Conduct” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 20, 2005, and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on April 20, 2005, and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 with respect to the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans is set forth below:

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of December 31, 2004.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Shares Reflected in Column (a)
Equity compensation plans approved by security holders	3,496,922	$14.17	1,779,955
Equity compensation plans not approved by security holders(1)	102,490	$11.38	147,195	(2)
Total	3,599,412	$14.09	1,927,150

(1)	The former Ryerson Tull Directors’ 1999 Stock Option Plan, now the Ryerson Tull Directors’ Compensation Plan, was not approved by security holders.
(2)	These shares are available for issuance under the Ryerson Tull Directors’ Compensation Plan under which one-half of the non-employee directors’ retainers have been paid in shares of stock and under which a non-employee director may elect to receive the cash portion of the retainer in stock.

The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson Tull’s common stock and the security ownership of management is set forth under the captions “Additional Information Relating to Voting Securities” and “Security Ownership of Directors and Management” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 20, 2005, and is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 with respect to principal accountant fees and services is set forth under the caption “Auditor Matters” in Ryerson Tull’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on April 20, 2005, and is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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
Jay M. Gratz
Executive Vice President and Chief Executive Officer

Date: March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

Signature	Title		Date

/S/ NEIL S. NOVICH Neil S. Novich	Chairman, President and Chief Executive Officer and Director		March 21, 2005

/S/ JAY M. GRATZ Jay M. Gratz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		March 21, 2005

/S/ LILY L. MAY Lily L. May	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)		March 21, 2005

JAMESON A. BAXTER	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
RICHARD G. CLINE	Director
RUSSELL M. FLAUM	Director
JAMES A. HENDERSON	Director		/S/ JAY M. GRATZ Jay M. Gratz Attorney-in-fact March 21, 2005
GREGORY P. JOSEFOWICZ	Director
MARTHA MILLER DE LOMBERA	Director
JERRY K. PEARLMAN	Director
ANRÉ D. WILLIAMS	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Copy of the Restated Certificate of Incorporation of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein).

4.1	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Appendix B to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 10, 2004 that was furnished to stockholders in connection with the annual meeting held April 21, 2004, and incorporated by reference herein.)

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.13	*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.14	*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.15	*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.16	*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.15 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.17	*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.18	*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.17 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein)

10.19	*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.20	*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21	*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22	*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.23	*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.24	*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.25	*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description

10.26		Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Tull Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.27		Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Tull, Inc., the U.S. Subsidiaries of Ryerson Tull, Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. Agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28		Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Tull Canada, INC., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.29	*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.30	*	Form of restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31	*	Form of 2004 performance award agreement

10.32	*	Form of 2005 performance award agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.33	*	2004 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.34	*	2005 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.35	*	Named Executive Officer Merit Increases effective January 31, 2005 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.36	*	Director Compensation Summary

10.37	*	Form of Option Agreement Under the Ryerson Tull Directors’ Compensation Plan

21		List of Certain Subsidiaries of the Registrant

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31.1		Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.