Form 10-Q
period 2005-03-31
RYERSON TULL INC /DE/
filed 2005-05-09
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,100,441 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of April 30, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2005	2004
NET SALES	$1,540.0	$704.8

Cost of materials sold	1,271.2	567.8

GROSS PROFIT	268.8	137.0

Warehousing and delivery	101.8	59.3
Selling, general and administrative	89.2	52.8
Restructuring and plant closure costs	2.4	—

OPERATING PROFIT	75.4	24.9

Other income and expense, net	1.2	—
Interest and other expense on debt	(19.4)	(4.9)

INCOME BEFORE INCOME TAXES	57.2	20.0

PROVISION FOR INCOME TAXES	21.8	8.0

NET INCOME	$35.4	$12.0

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended March 31
	2005	2004
EARNINGS PER SHARE OF COMMON STOCK
Basic	$1.41	$0.48

Diluted	$1.37	$0.46

STATEMENT OF COMPREHENSIVE INCOME
NET INCOME	$35.4	$12.0

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	(0.5)	0.7

COMPREHENSIVE INCOME	$34.9	$12.7

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2005	2004
OPERATING ACTIVITIES
Net income	$35.4	$12.0

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	10.3	5.3
Deferred employee benefit cost	5.5	2.2
Deferred income taxes	(4.0)	1.8
Restructuring and plant closure costs	0.8	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(92.0)	(120.8)
Inventories	(81.8)	8.4
Other assets	(2.0)	(1.9)
Accounts payable	43.0	68.0
Accrued liabilities	(21.9)	(2.9)
Accrued taxes payable	(26.8)	5.5
Other items	(1.4)	0.2

Net adjustments	(170.3)	(34.2)

Net cash used for operating activities	(134.9)	(22.2)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired of $1.1	(410.1)	—
Capital expenditures	(6.9)	(6.2)
Investment in joint venture	—	(2.0)
Loan to joint venture	—	(0.7)
Proceeds from sales of assets	5.9	3.4

Net cash used for investing activities	(411.1)	(5.5)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	(234.0)	—
Proceeds from credit facility borrowings	730.7	105.0
Repayment of credit facility borrowings	(55.0)	(90.0)
Net short-term proceeds/(repayments) under credit facility	123.7	26.0
Net increase/(decrease) in book overdrafts	(2.7)	(10.2)
Credit facility issuance costs	(10.1)	—
Bond issuance costs	(0.5)	—
Dividends paid	(1.3)	(1.3)

Net cash provided by financing activities	550.8	29.5

Net increase in cash and cash equivalents	4.8	1.8
Effect of exchange rate changes on cash	0.5	0.3

Net change in cash and cash equivalents	5.3	2.1

Cash and cash equivalents - beginning of period	18.4	13.7

Cash and cash equivalents - end of period	$23.7	$15.8

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$9.0	$6.7
Income taxes, net	52.8	0.8

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet (Unaudited)

	Dollars in Millions
	March 31, 2005		December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$23.7		$18.4
Restricted cash		0.8		0.8
Receivables less provision for allowances, claims and doubtful accounts of $19.8 and $14.0, respectively		798.1		465.4
Inventories		1,085.4		601.0
Prepaid expenses and other assets		14.4		2.6
Deferred income taxes		—		9.8

Total current assets		1,922.4		1,098.0
INVESTMENTS AND ADVANCES		19.1		18.0
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$791.7		$616.1
Less accumulated depreciation	375.6	416.1	376.8	239.3

DEFERRED INCOME TAXES		157.4		151.9
INTANGIBLE PENSION ASSET		9.0		9.0
OTHER INTANGIBLES		13.7		—
GOODWILL		58.2		—
OTHER ASSETS		26.9		16.1

Total Assets		$2,622.8		$1,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$358.5		$222.3
Salaries, wages and commissions		26.2		31.9
Other accrued liabilities		72.0		69.3
Short-term credit facility borrowings		123.6		—

Total current liabilities		580.3		323.5
LONG-TERM DEBT		1,201.7		526.2
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		373.9		249.8

Total liabilities		2,155.9		1,099.5
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		466.9		432.8

Total Liabilities and Stockholders’ Equity		$2,622.8		$1,532.3

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Ryerson Tull, Inc. (“Ryerson Tull”), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“Ryerson”), J. M. Tull Metals Company, Inc. (“Tull”) and Integris Metals, Inc. (“Integris Metals”) (unless the context indicates otherwise, Ryerson Tull, Ryerson, Tull, and Integris Metals together with their subsidiaries, are collectively referred to herein as the “Company”).

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson, Tull and Integris Metals; in Canada through Integris Metals Ltd. and Ryerson Tull Canada, Inc., in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company distributes and processes metals and other materials throughout the continental United States. The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and March 31, 2004 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2/INVENTORIES

Inventories were classified as follows:

	March 31, 2005	December 31, 2004
	(Dollars in Millions)
In process and finished products	$1,084.9	$600.8
Supplies	0.5	0.2

Total	$1,085.4	$601.0

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $331 million and $335 million on March 31, 2005 and December 31, 2004, respectively. Approximately 74% and 96% of inventories are accounted for under LIFO at March 31, 2005 and December 31, 2004, respectively. Non-LIFO inventories consist primarily of stainless steel inventories at Integris Metals locations.

NOTE 3/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended March 31
	2005	2004
Basic earnings per share
Income from continuing operations	$35.4	$12.0
Less preferred stock dividends	0.1	0.1

Net income available to common stockholders	$35.3	$11.9

Average shares of common stock outstanding	25.1	24.9

Basic earnings per share	$1.41	$0.48

Diluted earnings per share
Net income available to common stockholders	$35.3	$11.9

Average shares of common stock outstanding	25.1	24.9
Dilutive effect of stock options	0.5	0.8
Stock based compensation	0.1	—
Convertible securities	0.1	—

Shares outstanding for diluted earnings per share calculation	25.8	25.7

Diluted earnings per share	$1.37	$0.46

Options to purchase 1,539,679 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding during the first quarter of 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. In the first quarter of 2004, options to purchase 1,653,187 shares of common stock at prices ranging from $16.03 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

NOTE 4/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the periods ended March 31, 2005 and March 31, 2004, respectively (in millions, except per share data):

	Three Months Ended March 31
	2005	2004
Net income – as reported	$35.4	$12.0
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.2

Net income – pro forma	$35.2	$11.8

Earnings per share:
Basic – as reported	$1.41	$0.48

Basic – pro forma	$1.40	$0.47

Diluted – as reported	$1.37	$0.46

Diluted – pro forma	$1.36	$0.45

NOTE 5/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the periods ended December 31, 2003, December 31, 2004 and March 31, 2005:

	Employee related costs	Tenancy and other costs	Total restructuring costs
Balance at January 1, 2003	$1.9	$5.1	$7.0
Restructuring charges	5.3	0.9	6.2
Cash payments	(2.4)	(1.7)	(4.1)
Non-cash adjustments	(2.3)	—	(2.3)
Reclassifications	0.5	(0.5)	—

Balance at December 31, 2003	3.0	3.8	6.8
Restructuring charges	3.6	—	3.6
Cash payments	(2.0)	(1.5)	(3.5)
Non-cash adjustments	(3.4)	—	(3.4)
Reclassifications	(0.2)	0.2	—

Balance at December 31, 2004	1.0	2.5	3.5
Restructuring charges	2.4	—	2.4
Liability assumed in acquisition	1.8	—	1.8
Cash payments	(1.1)	(0.3)	(1.4)
Non-cash adjustments	(0.8)	—	(0.8)

Balance at March 31, 2005	$3.3	$2.2	$5.5

2005

In the first quarter of 2005, the Company recorded a charge of $2.4 million due to workforce reductions resulting from the integration of Integris Metals with the Company. The charge, of which $1.6 million is for future cash outlays, consists of costs for employees that were employed by the Company prior to the acquisition, including severance for 8 employees. The March 31, 2005 accrual balance of $1.5 million will be paid through mid-2007. The Company may record additional charges for workforce reductions related to employees that were employed by the Company prior to the acquisition of Integris Metals as the integration process continues.

The detailed plan to integrate the operations of Integris Metals has not been completed. The Company is in the process of identifying service center locations that will be consolidated. The Company assumed a $1.8 million liability for exit costs related to the acquisition of Integris Metals, which was included in the allocation of the acquisition cost. The liability, which is for cash outlays, consists of employee-related costs, including severance for 31 employees. The March 31, 2005 accrual balance of $1.0 million will be paid through 2007. The Company expects to adjust the allocation of the acquisition cost when the detailed plan is completed.

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

The 2004 restructuring and plant closure costs totaled $3.6 million. The charge consists of employee-related costs, of which $0.4 million was for future cash outlays. The March 31, 2005 accrual balance of $0.2 million is related to employee costs and will be paid through mid-2005.

2003

In the fourth quarter of 2003, the Company recorded a charge of $3.8 million as a result of consolidating plants in the Midwest and South regions of the United States. Included in the charge was severance for 58 employees. Also included was $0.9 million for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the $3.8 million charge were completed by mid-2004. In the third quarter of 2003, the Company recorded a charge of $0.9 million as a result of consolidating plants in the East and Central Mountain regions and consolidating sales and administrative services in the Pacific Northwest. Included in the charge was severance for 53 employees. The restructuring actions associated with the $0.9 million charge have been completed. In the second quarter of 2003, the Company recorded a charge of $1.5 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 17 employees. The restructuring actions associated with the $1.5 million charge have been completed.

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. This charge consists of employee-related and tenancy costs and will be used for future cash outlays. During the first quarter of 2005, the Company utilized $0.1 million of the 2001 restructuring accrual. The March 31, 2005 accrual balance of $0.1 million is related to employee costs and will be paid through 2005.

NOTE 6/COMMITMENTS AND CONTINGENCIES

Ryerson Tull and its subsidiary Integris Metals are each named defendants in antitrust litigation. The Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the summary judgment motion of all of the defendants on all claims. On July 13, 2004, the plaintiff filed a notice of appeal. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows.

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

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables the Company to provide expanded service capability in Mexico. The Company has guaranteed the borrowings of Coryer under Coryer’s credit facility. At March 31, 2005, the amount of the guaranty was $4.8 million.

NOTE 7/RETIREMENT BENEFITS

The following table summarizes the components of net periodic benefit cost for the three month periods ended March 31, 2005 and March 31, 2004 for the Ryerson Tull Pension Plan and postretirement benefits other than pensions for employees under benefit plans existing prior to the acquisition of Integris Metals.

	Pension Benefits		Other Benefits
	Quarter Ended March 31 Dollars in Millions
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$1	$1	$1	$1
Interest cost	6	6	2	2
Expected return on assets	(7)	(7)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	3	2	1	1

Net periodic benefit cost	$3	$2	$3	$3

The following table summarizes the components of net periodic benefit cost for the three month period ended March 31, 2005 for pension and postretirement benefits other than pensions for employees under Integris Metals’ benefit plans.

	Pension Benefits		Other Benefits
	Quarter Ended March 31, 2005 Dollars in Millions
	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	2	1	1	—
Expected return on assets	(2)	(1)	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$—

Contributions

The Company has no required ERISA contributions for 2005, but may elect to make a voluntary contribution to improve the funded ratio of the Ryerson Tull Pension Plan and the Integris Pension Plan. At March 31, 2005, the Company does not have an estimate of such potential contribution in 2005.

NOTE 8/ACQUISITIONS

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. The Company has also incurred fees of $1.2 million in relation to the acquisition. Integris Metals is the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. The Company paid for the acquisition with funds borrowed under the Company’s new credit facility.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005. The Company is in the process of obtaining third-party valuations of property, plant and equipment and intangible assets, and has not completed its assessment of exit costs related to the acquisition (see Note 5, “Restructuring Charges” for discussion of exit costs). Therefore, the allocation of the purchase price is subject to revision. Such revision could result in material adjustment to the recorded assets and liabilities assumed.

	At January 4, 2005 ($ in millions) (unaudited)
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	403.6
Other current assets	14.3
Property, plant and equipment	180.0
Intangible assets	14.7
Goodwill	58.2
Other assets	6.9

Total assets acquired		920.3

Current liabilities	(156.5)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(118.6)

Total liabilities assumed		(509.1)

Net assets acquired		$411.2

The financial statements of Ryerson Tull presented in this Form 10-Q reflect the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and proforma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma first quarter 2005 results are presented.

The unaudited proforma results of the Company presented below reflects the Company’s acquisitions of Integris Metals and J&F Steel, which was acquired on July 30, 2004, and its issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred at January 1, 2004:

($ in millions, except per share data) Quarter ended March 31, 2004
Net sales	$1,218.1
Net income	24.8

Net income per share:
Basic	$1.00

Diluted	$0.96

NOTE 9/LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2005 and December 31, 2004, respectively ($ in millions):

	March 31, 2005	December 31, 2004
Credit Facility	$900.1	$101.0
9-1/8% Notes due July 15, 2006	100.2	100.2
3.50% Convertible Senior Notes due 2024	175.0	175.0
8-1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,325.3	526.2
Less current maturities	123.6	—

Total long-term debt	$1,201.7	$526.2

Credit Facility

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

At March 31, 2005, the Company had $900 million outstanding funded borrowing under its revolving credit agreement, $30 million of letters of credit issued under the credit facility and $167 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then existing $525 million credit facility. The Company was in compliance with the revolving credit facility covenants at March 31, 2005. At March 31, 2005, the weighted average interest rate on the borrowings under the revolving credit agreement was 5.2 percent.

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

$100 Million 9-1/8% Notes

At March 31, 2005, $100 million of the Company’s 9-1/8% Notes due July 15, 2006 remain outstanding. Interest on the Notes is payable semi-annually. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at March 31, 2005.

$175 Million 3.50% Convertible Senior Notes

At March 31, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 remain outstanding. The 2024 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024. The Company was in compliance with the 2024 Notes covenants at March 31, 2005.

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

$150 Million 8-1/4% Senior Notes

At March 31, 2005, $150 million of the Company’s 8-1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of March 31, 2005. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade.

NOTE 10/CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In November 2004, the Company issued 3.50% Convertible Notes due 2024 that are unconditionally guaranteed on a senior unsecured basis by Ryerson Tull Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued 8-1/4% Senior Notes due 2011 that are guaranteed by Ryerson Tull Procurement Corporation. The following condensed consolidating financial information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004 is provided in lieu of separate financial statements for the Company and Ryerson Tull Procurement Corporation.

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in millions)

	Parent	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$813.4	$1,554.1	$(827.5)	$1,540.0
Cost of materials sold	—	804.6	1,294.1	(827.5)	1,271.2

Gross profit	—	8.8	260.0	—	268.8
Warehousing and delivery	—	—	101.8	—	101.8
Selling, general and administrative expenses	0.3	0.8	88.1	—	89.2
Restructuring and plant closure costs	—	—	2.4	—	2.4

Operating profit (loss)	(0.3)	8.0	67.7	—	75.4
Other income and expense, net	—	—	1.2	—	1.2
Interest and other expense on debt	(11.5)	—	(7.9)	—	(19.4)
Intercompany transactions:
Interest expense on intercompany loans	(8.2)	(2.0)	(4.1)	14.3	—
Interest income on intercompany loans	1.2	0.9	12.2	(14.3)	—

Income (loss) before income taxes	(18.8)	6.9	69.1	—	57.2
Provision (benefit) for income taxes	(7.0)	2.8	26.0		21.8
Equity in (earnings) loss of subsidiaries	(47.2)	—	(4.1)	51.3	—

Net income (loss)	$35.4	$4.1	$47.2	$(51.3)	$35.4

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in millions)

	Parent	Guarantor	Non- guarantor	Eliminations	Consolidated
Net sales	$—	$515.1	$711.3	$(521.6)	$704.8
Cost of materials sold	—	509.5	579.9	(521.6)	567.8

Gross profit	—	5.6	131.4	—	137.0
Warehousing and delivery	—	—	59.3	—	59.3
Selling, general and administrative expenses	0.2	0.7	51.9	—	52.8

Operating profit (loss)	(0.2)	4.9	20.2	—	24.9
Interest and other expense on debt	(3.1)	—	(1.8)	—	(4.9)
Intercompany transactions:
Interest expense on intercompany loans	(5.5)	(1.5)	(6.3)	13.3	—
Interest income on intercompany loans	0.5	1.4	11.4	(13.3)	—

Income (loss) before income taxes	(8.3)	4.8	23.5	—	20.0
Provision (benefit) for income taxes	(2.1)	1.9	8.2		8.0
Equity in (earnings) loss of subsidiaries	(18.2)	—	(2.9)	21.1	—

Net income (loss)	$12.0	$2.9	$18.2	$(21.1)	$12.0

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$35.4	$4.1	$47.2	$(51.3)	$35.4

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	10.3	—	10.3
Equity in earnings of subsidiaries	(47.2)	—	(4.1)	51.3	—
Deferred income taxes	(5.1)	—	1.1	—	(4.0)
Deferred employee benefit cost/funding	(0.1)	—	5.6	—	5.5
Restructuring and plant closure costs	—	—	0.8	—	0.8
Change in:
Receivables	(0.2)	—	(91.8)	—	(92.0)
Inventories	—	—	(81.8)	—	(81.8)
Other assets	1.2	—	(3.2)	—	(2.0)
Intercompany receivable/payable	(5.7)	(30.6)	36.3	—	—
Accounts payable	(0.8)	28.3	15.5	—	43.0
Accrued liabilities	(33.4)	0.3	(15.6)	—	(48.7)
Other items	0.4	—	(1.8)	—	(1.4)

Net adjustments	(90.9)	(2.0)	(128.7)	51.3	(170.3)

Net cash provided (used) by operating activities	(55.5)	2.1	(81.5)	—	(134.9)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(411.2)	—	1.1	—	(410.1)
Capital expenditures	—	—	(6.9)	—	(6.9)
Loan to related companies	—	—	(349.7)	349.7	—
Loan repayment from related companies	1.7	—	1.3	(3.0)	—
Proceeds from sales of assets	—	—	5.9	—	5.9

Net cash provided (used) in investing activities	(409.5)	—	(348.3)	346.7	(411.1)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	120.0	—	610.7	—	730.7
Repayment of credit facility borrowings	—	—	(55.0)	—	(55.0)
Net short-term proceeds (repayments) under credit facility	7.0	—	116.7	—	123.7
Proceeds from intercompany borrowing	349.7	—	—	(349.7)	—
Repayment of intercompany borrowing	—	(3.0)	—	3.0	—
Net increase/(decrease) in book overdrafts	—	0.9	(3.6)	—	(2.7)
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.5)	—	—	—	(0.5)
Dividends paid	(1.3)	—	—	—	(1.3)

Net cash provided (used) by financing activities	464.8	(2.1)	434.8	(346.7)	550.8

Net increase (decrease) in cash and cash equivalents	(0.2)	—	5.0	—	4.8
Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Net change in cash and cash equivalents	(0.2)	—	5.5	—	5.3
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$0.4	$—	$23.3	$—	$23.7

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non- guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$12.0	$2.9	$18.2	$(21.1)	$12.0

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	$—	$—	$5.3	$—	5.3
Equity in earnings of subsidiaries	(18.2)	—	(2.9)	21.1	—
Deferred income taxes	(2.2)	—	4.0	—	1.8
Deferred employee benefit cost/funding	—	—	2.2	—	2.2
Change in:
Receivables	—	—	(120.8)	—	(120.8)
Inventories	—	—	8.4	—	8.4
Income tax receivable and other assets	(0.9)	—	(1.0)	—	(1.9)
Intercompany receivable/payable	6.0	(63.7)	57.7	—	—
Accounts payable	(0.4)	38.0	30.4	—	68.0
Accrued liabilities	3.2	0.3	(0.9)	—	2.6
Other items	0.4	—	(0.2)	—	0.2

Net adjustments	(12.1)	(25.4)	(17.8)	21.1	(34.2)

Net cash provided (used) by operating activities	(0.1)	(22.5)	0.4	—	(22.2)

INVESTING ACTIVITIES
Capital expenditures	—	—	(6.2)	—	(6.2)
Investments in joint venture	—	—	(2.0)	—	(2.0)
Investment in non-guarantor subsidiaries	(0.7)	—	—	0.7	—
Loan to joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(31.5)	31.5	—
Loan repayment from related companies	—	3.8	—	(3.8)	—
Proceeds from sales of assets	—	—	3.4	—	3.4

Net cash provided (used) in investing activities	(0.7)	3.8	(37.0)	28.4	(5.5)

FINANCING ACTIVITIES
Proceeds from credit facility borrowings	—	—	105.0	—	105.0
Repayment of credit facility borrowings	—	—	(90.0)	—	(90.0)
Net short-term proceeds/(repayments) under credit facility	—	—	26.0	—	26.0
Proceeds from intercompany borrowing	5.3	26.2	—	(31.5)	—
Repayment of intercompany borrowing	(3.8)	—	—	3.8	—
Net increase/(decrease) in book overdrafts	(0.4)	(7.5)	(2.3)	—	(10.2)
Capital contribution from parent	—	—	0.7	(0.7)	—
Dividends paid	(1.3)	—	—	—	(1.3)

Net cash provided (used) by financing activities	(0.2)	18.7	39.4	(28.4)	29.5

Net increase (decrease) in cash and cash equivalents	(1.0)	—	2.8	—	1.8
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net change in cash and cash equivalents	(1.0)	—	3.1	—	2.1
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$—	$—	$15.8	$—	$15.8

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$—	$23.3	$—	$23.7
Restricted cash	—	—	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	0.2	—	797.9	—	798.1
Inventories	—	—	1,085.4	—	1,085.4
Prepaid expenses and other current assets	1.5	—	12.9	—	14.4
Intercompany receivable	—	253.9	—	(253.9)	—

Total Current Assets	2.1	253.9	1,920.3	(253.9)	1,922.4
Investments and advances	1,490.9	—	82.5	(1,554.3)	19.1
Intercompany notes receivable	—	—	593.8	(593.8)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	416.1	—	416.1
Deferred income taxes	97.2	—	60.2	—	157.4
Intangible pension asset	—	—	9.0	—	9.0
Other intangibles	—	—	13.7	—	13.7
Excess of cost over net assets acquired	—	—	58.2	—	58.2
Deferred charges and other assets	22.5	—	4.4	—	26.9

Total Assets	$1,612.7	$253.9	$3,158.2	$(2,402.0)	$2,622.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2.6	$153.9	$202.0	$—	$358.5
Intercompany payable	21.4	—	232.5	(253.9)	—
Salaries, wages and commissions	—	—	26.2	—	26.2
Other current liabilities	8.0	3.4	60.6	—	72.0
Short-term credit facility borrowings	7.0	—	116.6	—	123.6

Total Current Liabilities	39.0	157.3	637.9	(253.9)	580.3
Long-term debt	545.2	—	656.5	—	1,201.7
Long-term debt—Intercompany	560.6	33.2	—	(593.8)	—
Deferred employee benefits and other credits	1.0	—	372.9	—	373.9

Total Liabilities	1,145.8	190.5	1,667.3	(847.7)	2,155.9

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	416.2	63.4	1,479.1	(1,542.5)	416.2

Total Stockholders’ Equity	466.9	63.4	1,490.9	(1,554.3)	466.9

Total Liabilities and Stockholders’ Equity	$1,612.7	$253.9	$3,158.2	$(2,402.0)	$2,622.8

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4
Restricted cash	—	—	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	—	—	465.4	—	465.4
Inventories	—	—	601.0	—	601.0
Prepaid expenses and other assets	0.8	—	1.8	—	2.6
Deferred income taxes	—	—	12.5	(2.7)	9.8
Intercompany receivable	—	223.3	—	(223.3)	—

Total Current Assets	1.4	223.3	1,099.3	(226.0)	1,098.0
Investments and advances	1,033.1	—	77.3	(1,092.4)	18.0
Intercompany notes receivable	—	—	245.4	(245.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	239.3	—	239.3
Deferred income taxes	92.8	—	59.1	—	151.9
Intangible pension asset	—	—	9.0	—	9.0
Deferred charges and other assets	13.7	—	2.4	—	16.1

Total Assets	$1,141.0	$223.3	$1,731.8	$(1,563.8)	$1,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3.4	$124.7	$94.2	$—	$222.3
Intercompany payable	27.1	—	196.2	(223.3)	—
Salaries, wages and commissions	—	—	31.9	—	31.9
Deferred income taxes	2.7	—	—	(2.7)	—
Other current liabilities	39.5	3.1	26.7	—	69.3

Total Current Liabilities	72.7	127.8	349.0	(226.0)	323.5
Long-term debt	425.2	—	101.0	—	526.2
Long-term debt—intercompany	209.2	36.2	—	(245.4)	—
Deferred employee benefits	0.2	—	248.7	—	248.9
Taxes	0.9	—	—	—	0.9

Total Liabilities	708.2	164.0	698.7	(471.4)	1,099.5

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	382.1	59.3	1,021.3	(1,080.6)	382.1

Total Stockholders’ Equity	432.8	59.3	1,033.1	(1,092.4)	432.8

Total Liabilities and Stockholders’ Equity	$1,141.0	$223.3	$1,731.8	$(1,563.8)	$1,532.3

NOTE 11/RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R eliminates APB 25’s intrinsic value method which the Company has historically used to account for stock option grants.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC issued FR-74, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT” (FR-74). FR-74 allows companies to implement SFAS 123R at the beginning of their next fiscal year (January 1, 2006 for the Company), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS 123R; it only changes the required implementation date of the standard.

The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have material impact on the Company’s financial position, results of operations or cash flows since the Company ceased granting stock options in 2003. The Company plans to implement SFAS 123R as of January 1, 2006.

FIN 47

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company has not yet determined the full impact of implementing FIN 47, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company plans to implement FIN 47 by December 31, 2005.

FSP 109-2

In December 2004, the FASB issued FSP No. 109-2. “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of our non-U.S. operations will be repatriated in accordance with the terms of this law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Integris Metals Acquisition

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Prior to the acquisition, Integris Metals was the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel and the Company was a general line materials (primarily metals) distributor and processor, offering a broad line of sheet, bar, tube and plate products in carbon and stainless and to a lesser extent, aluminum.

The Integris Metals acquisition has substantially increased the size of the Company: The acquisition approximately doubled the number of service center facilities maintained by the Company; at the acquisition date Integris Metals had 59 service centers, including 14 in Canada, and three dedicated processing facilities. Integris Metals’ net sales for the 52-week period ended December 31, 2004 were $2.0 billion; the Company’s net sales for fiscal year 2004 (which did not include Integris Metals) were $3.3 billion.

The Company expects that the Integris Metals’ acquisition will enhance the efficiency of the Company’s supply chain, shift its product mix to higher-growth stainless and aluminum products, and enable the Company to increase its customer base through its ability to provide a wide array of product offerings, value-added services, and to meet local service needs for available inventory, on-time delivery, competitive prices, quality and rapid response.

The acquisition immediately increased the Company’s earnings. The Company expects to capture annualized cost synergies of approximately $30 million by the end of 2006 as it begins to integrate Integris Metals’ operations. The integration process will result in integration costs, potentially significant purchase accounting adjustments related to the acquisition, and may include restructuring charges from the elimination of redundant facilities, employee costs, and other resources.

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the quarter ended March 31, 2005 includes the financial results of Integris Metals for all but the first three days of the period. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that management believe are significant, separate and apart from the impact of the Integris Metals’ acquisition. Supplemental information with comparisons of first quarter 2005 Statement of Operations data to a pro forma first quarter 2004 Statement of Operations data is provided below under the subheading “Supplemental Information – Comparison of first quarter 2005 Statement of Operations Data to pro forma first quarter 2004 Statement of Operations Data.”

Industry and Operating Trends

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

Sales volume, gross profit and expense control are the principal factors that impact the Company’s profitability:

Sales volume. The Company’s sales volume is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which the Company’s customers operate. Increases in sales volume enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold.

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. The Company’s sales prices to its customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on the Company acquiring metals at competitive prices and its ability to manage the impact of changing prices.

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which can not be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, can have a significant impact on profitability.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s (excluding Integris Metals and J&F Steel) financial results. The metals service center industry experienced a significant recovery during 2004, which has continued through the first quarter of 2005, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, all of which combined to substantially increase metals selling prices.

Results of Operations - Comparison of First Quarter 2005 to First Quarter 2004

The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes. The following table shows the Company’s percentage of sales revenue by major product lines for the first three months of 2005 and 2004, respectively:

	Percentage of Sales Revenue
	Three months ended
Product Line	March 31, 2005	March 31, 2004
Carbon flat rolled	26%	36%
Stainless and aluminum	50	34
Fabrication and carbon plate	9	14
Bars, tubing and structurals	10	14
Other	5	2

Total	100%	100%

For the first quarter of 2005, the Company reported consolidated net income of $35.4 million, or $1.37 per diluted share, as compared with net income of $12.0 million, or $0.46 per diluted share, in the year-ago quarter.

Included in the first quarter 2005 results are a pretax charge of $2.4 million, $1.5 million after-tax or $0.06 per share, associated with workforce consolidations resulting from the acquisition of Integris Metals. $1.5 million of the $2.4 million accrual is for future cash outflows. The Company expects to realize future annual cost and cash flow savings of $0.9 million from this restructuring action.

Sales volume. Sales for the first quarter of 2005 increased 119 percent to $1,540.0 million from the same period a year ago. The increase in sales was primarily the result of the acquisition of Integris Metals on January 4, 2005. The Company also benefited from three months’ sales contribution from J&F Steel, which was purchased on July 30, 2004. Average selling price increased 78 percent, while volume increased 23 percent, from the first quarter of 2004. Tons shipped in the first quarter of 2005 increased to 892,000 from 728,000 in the year-ago period, due entirely to the effect of acquisitions.

Gross profit. Gross profit per ton of $301 in the first quarter of 2005 increased from $188 per ton in the year-ago quarter primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the first quarter of 2005 declined to 17.5 percent from 19.4 percent a year ago, primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 73 percent to $193.4 million in the first quarter of 2005 from $112.1 million a year ago. Warehousing and delivery expenses increased 72 percent to $101.8 million in the first quarter of 2005 from $59.3 million a year ago. The increase was due to three months’ expenses of Integris Metals and J&F Steel ($34.7 million), and to higher delivery ($2.1 million), operating supplies ($1.1 million) and employee benefit costs ($1.9 million). Selling, general and administrative expenses increased 69 percent to $89.2 million in the first quarter of 2005 from $52.8 million a year ago. The increase was primarily due to three months’ expenses of Integris Metals and J&F Steel ($35.0 million), and to higher employee benefit costs ($0.8 million) and higher audit and consulting fees related to Sarbanes-Oxley compliance ($1.0 million). First quarter 2005 operating expenses also include the $2.4 million restructuring charge discussed above. On a per ton basis, first quarter 2005 total operating expenses increased to $217 per ton from $154 per ton in the year-ago period. Aluminum is lighter in weight than carbon, and stainless is processed more slowly because of its surface critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless after the acquisition of Integris Metals, operating expenses per ton are naturally higher than our historical levels.

Operating profit. For the quarter, the Company reported an operating profit of $75.4 million, or $84 per ton, compared to an operating profit of $24.9 million, or $34 per ton, in the year-ago period. The improvement was largely attributable to the continued strength in the economic environment and the acquisition of Integris Metals.

Interest and other expense on debt. Interest and other expense on debt increased to $19.4 million from $4.9 million in the year-ago quarter, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the first quarter of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, $1.5 million of charges for commitment fees related to borrowing arrangements associated with the Integris Metals acquisition and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the first quarter of 2005, the Company recorded income tax expense of $21.8 million compared to an $8.0 million income tax expense in the first quarter of 2004. The effective tax rate was 38.2% in the first quarter of 2005 compared to 40.1% in the first quarter of 2004. Due to the higher 2005 pre-tax income in comparison to 2004 pre-tax income, the relative impact of the recurring permanent differences results in a reduction to the effective tax rate of approximately 1.5%. In addition, in the first quarter of 2005 the new Medicare 28% subsidy results in an approximate .5% reduction in the effective tax rate in comparison to the first quarter of 2004.

Supplemental Information – Comparison of first quarter 2005 Statement of Operations Data to pro forma first quarter 2004 Statement of Operations Data

The unaudited pro forma first quarter 2004 data presented below reflects the Company’s acquisitions of J&F Steel and Integris Metals and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004:

	($ in millions except per share data)
	Actual three months ended March 31, 2005	Pro forma three months ended March 31, 2004
Tons	892,000	981,000
Net sales	$1,540	$1,218
Gross profit	$268	$234
Operating expenses	$193	$178
Operating profit	$75	$56
Interest and other expenses	$19	$16
Net income	$35.4	$24.8
Diluted earnings per share	$1.37	$0.96

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Sales volume. The 26% increase in net sales year-over-year reflects a 39% increase in average selling price offset by a 9% tonnage decline. The decline is largely in carbon flat-rolled products. Management believes that the strong volume in the first quarter of 2004 included inventory stockpiling by many customers, in anticipation of potential price increases and possible material shortages for certain products.

Gross profit. Gross profit of $268 million or $301 per ton in the first quarter 2005 compared favorably to $234 million, or $239 per ton a year ago, mainly due to higher prices in the 2005 period. Gross profit as a percent of sales in the first quarter of 2005 declined to 17.5% from 19.2% a year ago, largely due to the substantially higher material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 8.5% to $193 million in the first quarter of 2005 from $178 million a year ago. The increase was mainly due to higher delivery ($2.1 million), operating supplies ($1.1 million), employee benefit ($2.7 million), audit ($1.0 million) and restructuring and plant closure costs ($1.0 million) in the first quarter of 2005.

Liquidity and Capital Resources

The Company had cash and cash equivalents at March 31, 2005 of $23.7 million, compared to $18.4 million at December 31, 2004. At March 31, 2005, the Company had $1,325.3 million total debt outstanding and a debt to capitalization ratio of 74%.

During the first quarter of 2005, the Company acquired Integris Metals, in which the Company invested a total of approximately $644.1 million, by paying $410.1 million in cash, net of $1.1 million of cash acquired, and by assuming $234 million of Integris’ then-existing debt. Ryerson Tull paid for the acquisition with funds borrowed under the Company’s new credit facility discussed below under “Credit Facility.”

Net cash used for operating activities was $134.9 million in the first three months of 2005, primarily to fund increased working capital requirements during the first quarter of 2005. Net cash used for operating activities included an $81.8 million increase in inventory offset by a $43.0 million increase in accounts payable due to increased sales in the first quarter of 2005 compared to the fourth quarter of 2004. As a result of the increased sales level, accounts receivable increased $92.0 million in the first quarter of 2005 . The Company also made income tax payments of $52.8 million in the first quarter of 2005.

In addition to the Integris Metals acquisition, net cash used for investing included capital expenditures of $6.9 million. Separately, the Company received $5.5 million from the sale of a facility in the state of Washington in the first quarter of 2005.

Net cash provided by financing activities during the first quarter of 2005 was $550.8 million, with the entire funding provided by borrowing under the Company’s new revolving credit facility. During the first quarter of 2005, the Company also paid $10.1 million of fees associated with amending the revolving credit facility.

Total Debt

As a result of the increased borrowings under the revolving credit facility, primarily to purchase Integris Metals, total debt in the Consolidated Balance Sheet increased to $1,325.3 million at March 31, 2005 from $526.2 million at December 31, 2004. The Company was in compliance with all covenants and requirements of its debt agreements at March 31, 2005.

Total debt outstanding as of March 31, 2005 consisted of the following amounts: $900 million borrowing under the Credit Facility, $100 million 9-1/8% Notes, $175 million 3.50% Convertible Senior Notes, and $150 million 8-1/4% Senior Notes. Discussion of each of these borrowing arrangements follows.

Credit Facility

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

At March 31, 2005, the Company had $900 million outstanding funded borrowing under its revolving credit agreement, $30 million of letters of credit issued under the credit facility and $167 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then existing $525 million credit facility. The Company was in compliance with the revolving credit facility covenants at March 31, 2005. At March 31, 2005, the weighted average interest rate on the borrowings under the revolving credit agreement was 5.2 percent.

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

$100 Million 9-1/8% Notes

At March 31, 2005, $100 million of the Company’s 9-1/8% Notes due July 15, 2006 remain outstanding. Interest on the Notes is payable semi-annually. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at March 31, 2005.

$175 Million 3.50% Convertible Senior Notes

At March 31, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 remain outstanding. The 2024 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

$150 Million 8-1/4% Senior Notes

At March 31, 2005, $150 million of the Company’s 8-1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of March 31, 2005. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade.

Pension Funding

At December 31, 2004, pension liabilities exceeded trust assets by $95 million for the Ryerson Tull Pension Plan and $59 million for the Integris Pension Plan. The Company does not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2005 but could have future sizable pension contribution requirements for the Ryerson Tull Pension Plan as well as the Integris Pension Plan. Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2005.

Contractual Obligations

The following table presents contractual obligations at March 31, 2005:

	Payments Due by Period (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Notes	$250	$—	$100	$—	$150
Convertible Senior Note	175	—	—	—	175
Credit Facility	900	—	—	900	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	410	74	132	118	86
Purchase Obligations	191	191	—	—	—
Operating leases	99	24	35	19	21

Total	$2,025	$289	$267	$1,037	$432

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Business Outlook

The Company’s business had been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy. Commencing in the fourth quarter of 2003 through year-end 2004, the Company experienced an increase in demand and prices for its product, including significant material surcharges imposed by the metal producers and availability constraints in certain products. The first quarter 2005 had continued strong demand and stable pricing in most products. Typically, volume is higher in the first half of the year compared to the second half, due primarily to vacation and holiday shutdowns by customers in the second half. The Company anticipates that a slight softening in demand may occur in the second quarter 2005, due in part to excess industry inventory, and some softening in prices, largely driven by carbon flat rolled products, but that demand and pricing will remain strong in the 2005 second quarter relative to 2000-03 levels. The Company is unable to predict the duration of the current economic cycle.

Liquidity Outlook

The Company believes that cash flow from operations and proceeds from the New Credit Facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. In addition, our first quarter 2005 working capital needs were high as a result of the cyclical upturn of the past 18 months and the Company is actively working down its inventory levels. The Company anticipates that a slightly softer market plus reduced inventories will likely generate cash flow in the second half of this year.

The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to market conditions at that time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps were designated as cash flow hedges and had an asset value of approximately $1.9 million at March 31, 2005.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiary to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiary’s foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $10.1 million outstanding at March 31, 2005, and had an asset value of $0.2 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of March 31, 2005, the Company had no metal commodity futures or options contracts outstanding.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,308 million at March 31, 2005 and $542 million at December 31, 2004, as compared with the carrying value of $1,325 million and $526 million at March 31, 2005 and December 31, 2004, respectively. Approximately 32.1% and 80.8% of the Company’s debt was at fixed rates of interest at March 31, 2005 and December 31, 2004, respectively.

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

On January 4, 2005, the Company acquired Integris Metals. Due to the timing of the acquisition, Integris Metals was not included in management’s 2004 assessment of and report on internal control over financial reporting, but will be included in management’s 2005 report on internal control over financial reporting. Because Integris Metals is on an information technology platform different from the Company’s, and due to its size measured by facilities, revenues and other factors discussed above in Management’s Discussion and Analysis, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2005.

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

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued Ryerson Tull, Integris Metals, Inc. (acquired by the Company in January 2005) and five other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit, answered the complaint denying all claims and allegations, and filed a Motion for Summary Judgment. The trial court entered judgment on June 15, 2004 sustaining defendants’ summary judgment motion on all claims. Champagne filed a notice of appeal on July 13, 2004; the Company has responded, but the appeals court has not set a date for hearings. The Company cannot determine at this time the amount of liability related to this litigation, but in the opinion of management such liability, if any, will not materially affect its results of operations, financial position, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, the Company had no issuer repurchases to be reported pursuant to Regulation S-K Item 703 of the Securities Exchange Act of 1934.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 20, 2005.

(b)	See the response to Item 4(c) below.

(c)	The election of seven nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

NOMINEE	AFFIRMATIVE VOTES	VOTES WITHHELD
Jameson A. Baxter	22,081,931	1,324,716
Richard G. Cline	22,080,011	1,326,636
Russell M. Flaum	21,965,750	1,440,897
James A. Henderson	21,975,543	1,431,104
Gregory P. Josefowicz	22,085,781	1,320,866
Martha Miller de Lombera	22,066,543	1,340,104
Neil S. Novich	21,974,915	1,431,732
Jerry K. Pearlman	21,982,860	1,423,787
Anré D. Williams	22,062,759	1,343,888

The results of the voting for the election of PricewaterhouseCoopers LLP to audit the accounts of the Company for 2005 are as follows:

FOR	AGAINST	ABSTAIN
23,321,423	31,026	54,198

There were no matters voted upon at the meeting to which broker non-votes applied

(d)	Not applicable.

Item 6. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON TULL, INC.

By:	/s/ Lily L. May
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: May 9, 2005

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Dollars in Millions
	March 31, 2005		December 31, 2004
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value) 79,968 shares issued and outstanding as of March 31, 2005 and December 31, 2004		$0.1		$0.1

Common stock ($1 par value) 50,556,350 shares issued as of March 31, 2005 and December 31, 2004		50.6		50.6

Capital in excess of par value		856.2		857.5

Retained earnings
Balance beginning of year	$370.0		$320.7

Net income (loss)	35.4		54.5

Dividends
Series A preferred stock - $0.60 per share in 2005 and $2.40 per share in 2004	(0.1)		(0.2)
Common Stock - $ .05 per share in 2005 and $ .20 per share in 2004	(1.2)	404.1	(5.0)	370.0

Restricted stock awards		(0.8)		(0.1)

Treasury stock, at cost - 25,458,536 as of March 31, 2005 and 25,539,305 as of December 31, 2004		(743.7)		(746.2)

Accumulated other comprehensive income (loss)
Minimum pension liability	(104.6)		(104.6)
Foreign currency translation	5.0	(99.6)	5.5	(99.1)

Total Stockholders’ Equity		$466.9		$432.8

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Copy of the Restated Certificate of Incorporation of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Appendix B to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 10, 2004 that was furnished to stockholders in connection with the annual meeting held April 21, 2004, and incorporated by reference herein.)

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Excerpt of 2005 Endorsement of Company’s Accident Insurance Policy as related to outside directors’ insurance

10.11*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.17*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.16 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.18 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.26*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.27	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Tull Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28	Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Tull, Inc., the U.S. Subsidiaries of Ryerson Tull, Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. Agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.29	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Tull Canada, INC., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.30*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31*	Form of restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.32*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.33*	Form of 2005 performance award agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.34*	2004 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.35*	2005 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.36*	Named Executive Officer Merit Increases effective January 31, 2005 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.37*	Director Compensation Summary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.38*	Form of Option Agreement Under the Ryerson Tull Directors’ Compensation Plan (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.