Form 10-Q
period 2005-06-30
RYERSON TULL INC /DE/
filed 2005-08-08
CIK 790528

Second Quarter – 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,214,128 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of August 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
NET SALES	$1,520.2	$794.7	$3,060.2	$1,499.5
Cost of materials sold	1,264.1	646.3	2,535.3	1,214.1

GROSS PROFIT	256.1	148.4	524.9	285.4

Warehousing and delivery	101.7	61.0	203.5	120.3
Selling, general and administrative	87.3	52.2	176.5	105.0
Restructuring and plant closure costs	0.6	0.6	3.0	0.6
Gain on the sale of assets	—	(2.3)	—	(2.3)

OPERATING PROFIT	66.5	36.9	141.9	61.8

Other revenue and expense, net	0.5	—	1.7	0.1
Interest and other expense on debt	(20.6)	(5.1)	(40.0)	(10.0)

INCOME BEFORE INCOME TAXES	46.4	31.8	103.6	51.9

PROVISION FOR INCOME TAXES	19.8	11.8	41.6	19.9

INCOME FROM CONTINUING OPERATIONS	26.6	20.0	62.0	32.0

DISCONTINUED OPERATIONS
Adjustment to gain on sale, net of tax	—	1.2	—	1.2

NET INCOME	26.6	21.2	62.0	33.2

DIVIDENDS ON PREFERRED STOCK	—	—	0.1	0.1

NET INCOME APPLICABLE TO COMMON STOCK	$26.6	$21.2	$61.9	$33.1

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income from continuing operations	$1.06	$0.80	$2.46	$1.28
Discontinued operations – adjustment to gain on sale	—	0.05	—	0.05

Net income	$1.06	$0.85	$2.46	$1.33

Diluted:
Income from continuing operations	$1.03	$0.78	$2.40	$1.25
Discontinued operations – adjustment to gain on sale	—	0.05	—	0.05

Net income	$1.03	$0.83	$2.40	$1.30

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME	$26.6	$21.2	$62.0	$33.2

OTHER COMPREHENSIVE INCOME:

Unrealized gain on interest rate swaps	0.1	—	0.1	—
Foreign currency translation adjustments	(1.3)	(0.3)	(1.8)	0.4

COMPREHENSIVE INCOME	$25.4	$20.9	$60.3	$33.6

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statement of Cash Flows (Unaudited)

	Dollars in Millions
	Six Months Ended June 30
	2005	2004
OPERATING ACTIVITIES
Net income	$62.0	$33.2

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	20.4	10.6
Deferred employee benefit cost	10.6	4.4
Deferred income taxes	(7.4)	5.3
Restructuring and plant closure costs	1.2	—
Discontinued operations – adjustment to the gain on sale, net of tax	—	(1.2)
Gain on the sale of assets	—	(2.3)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(53.1)	(141.7)
Inventories	(36.1)	(24.5)
Other assets	(0.6)	2.7
Accounts payable	(4.3)	74.5
Accrued liabilities	(16.1)	5.7
Accrued taxes payable	(26.4)	5.4
Other items	(0.3)	(0.4)

Net adjustments	(112.1)	(61.5)

Net cash used for operating activities	(50.1)	(28.3)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired of $1.1	(410.3)	—
Capital expenditures	(14.1)	(13.9)
Investment in joint venture	—	(2.0)
Loan to joint venture	—	(2.2)
Proceeds from sales of assets	6.7	6.2

Net cash used for investing activities	(417.7)	(11.9)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	(234.0)	—
Proceeds from credit facility borrowings	1,107.0	205.0
Repayment of credit facility borrowings	(416.3)	(160.0)
Net short-term proceeds/(repayments) under credit facility	34.6	2.0
Net increase/(decrease) in book overdrafts	(2.4)	—
Credit facility issuance costs	(10.1)	—
Bond issuance costs	(0.6)	—
Dividends paid	(2.6)	(2.6)
Proceeds from stock option exercises	0.5	—

Net cash provided by financing activities	476.1	44.4

Net increase in cash and cash equivalents	8.3	4.2
Effect of exchange rate changes on cash	(1.2)	0.1

Net change in cash and cash equivalents	7.1	4.3

Cash and cash equivalents - beginning of period	18.4	13.7

Cash and cash equivalents - end of period	$25.5	$18.0

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$30.0	$8.6
Income taxes, net	73.7	6.4

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheet (Unaudited)

	Dollars in Millions
	June 30, 2005		December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$25.5		$18.4
Restricted cash		0.7		0.8
Receivables less provision for allowances, claims and doubtful accounts of $20.7 and $14.0, respectively		758.6		465.4
Inventories		1,038.8		601.0
Prepaid expenses and other assets		13.8		2.6
Deferred income taxes		3.8		9.8

Total current assets		1,841.2		1,098.0
INVESTMENTS AND ADVANCES		19.9		18.0
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$800.7		$616.1
Less accumulated depreciation	387.6	413.1	376.8	239.3

DEFERRED INCOME TAXES		153.1		151.9
INTANGIBLE PENSION ASSET		9.0		9.0
OTHER INTANGIBLES		12.8		—
GOODWILL		57.7		—
OTHER ASSETS		25.1		16.1

Total Assets		$2,531.9		$1,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$310.9		$222.3
Salaries, wages and commissions		34.5		31.9
Other accrued liabilities		65.4		69.3
Short-term credit facility borrowings		34.6		—

Total current liabilities		445.4		323.5
LONG-TERM DEBT		1,215.1		526.2
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		379.3		249.8

Total liabilities		2,039.8		1,099.5
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		492.1		432.8

Total Liabilities and Stockholders’ Equity		$2,531.9		$1,532.3

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

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson, Tull and Integris Metals; in Canada through Integris Metals Ltd. and Ryerson Tull Canada, Inc., in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company distributes and processes metals and other materials throughout the continental United States. The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes. The following table shows the Company’s percentage of sales revenue by major product lines for the three-month and six-month periods ended June 30, 2005 and June 30, 2004, respectively:

	Percentage of Sales Revenue
	Three months ended		Six months ended
Product Line	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Carbon flat rolled	26%	37%	26%	36%
Stainless and aluminum	48	32	49	33
Fabrication and carbon plate	10	14	10	14
Bars, tubing and structurals	10	15	10	15
Other	6	2	5	2

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month and six month periods ended June 30, 2005 and 2004, respectively (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income (loss) - as reported	$26.6	$21.2	$62.0	$33.2
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.1	0.2	0.3	0.4

Net income - pro forma	$26.5	$21.0	$61.7	$32.8

Earnings per share:
Basic - as reported	$1.06	$0.85	$2.46	$1.33

Basic - pro forma	$1.05	$0.84	$2.45	$1.31

Diluted - as reported	$1.03	$0.83	$2.40	$1.30

Diluted - pro forma	$1.02	$0.82	$2.38	$1.28

NOTE 3/INVENTORIES

Inventories were classified as follows:

	June 30, 2005	December 31, 2004
	(Dollars in Millions)
In process and finished products	$1,038.3	$600.8
Supplies	0.5	0.2

Total	$1,038.8	$601.0

Replacement costs for the LIFO inventories exceeded LIFO values by approximately $311 million and $335 million on June 30, 2005 and December 31, 2004, respectively. Approximately 71% and 96% of inventories are accounted for under LIFO at June 30, 2005 and December 31, 2004, respectively. Non-LIFO inventories consist primarily of stainless steel inventories at Integris Metals locations.

NOTE 4/EARNINGS PER SHARE

	Dollars and Shares in Millions (except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Basic earnings per share

Income from continuing operations	$26.6	$20.0	$62.0	$32.0
Less preferred stock dividends	—	—	0.1	0.1

Income from continuing operations available to common shareholders	$26.6	$20.0	$61.9	$31.9
Discontinued operations - adjustment to the gain on sale	—	1.2	—	1.2

Net income available to common stockholders	$26.6	$21.2	$61.9	$33.1

Average shares of common stock outstanding	25.2	24.9	25.1	24.9

Basic earnings per share from continuing operations	$1.06	$0.80	$2.46	$1.28
Discontinued operations - adjustment to the gain on sale	—	0.05	—	0.05

Net income per share	$1.06	$0.85	$2.46	$1.33

Diluted earnings per share

Income from continuing operations available to common stockholders	$26.6	$20.0	$61.9	$31.9
Discontinued operations - adjustment to the gain on sale	—	1.2	—	1.2
Effect of convertible preferred stock	—	—	0.1	0.1

Net income available to common stockholders and assumed conversions	$26.6	$21.2	$62.0	$33.2

Average shares of common stock outstanding	25.2	24.9	25.1	24.9
Dilutive effect of stock options	0.5	0.5	0.5	0.6
Stock based compensation	—	0.1	0.1	0.1
Convertible securities	0.1	0.1	0.1	0.1

Shares outstanding for diluted earnings per share calculation	25.8	25.6	25.8	25.7

Diluted earnings per share from continuing operations	$1.03	$0.78	$2.40	$1.25
Discontinued operations - adjustment to the gain on sale	—	0.05	—	0.05

Net income per share	$1.03	$0.83	$2.40	$1.30

Options to purchase 1,444,126 shares of common stock at prices ranging from $16.03 per share to $33.22 per share were outstanding during the second quarter and first six months of 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during those periods. In the second quarter and the first six months of 2004, options to purchase 1,565,490 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during those periods.

In accordance with EITF (Emerging Issues Task Force) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under the Company’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) because they are not dilutive. The maximum number of shares the Company may issue with respect to the 2024 Notes is 11,872,455.

NOTE 5/RESTRUCTURING RESERVE

The following summarizes restructuring accrual activity for the periods ended December 31, 2003, December 31, 2004 and June 30, 2005 (in millions):

	Employee related costs	Tenancy and other costs	Total restructuring costs
Balance at January 1, 2003	$1.9	$5.1	$7.0
Restructuring charges	5.3	0.9	6.2
Cash payments	(2.4)	(1.7)	(4.1)
Non-cash utilization of reserve	(2.3)	—	(2.3)
Reclassifications	0.5	(0.5)	—

Balance at December 31, 2003	3.0	3.8	6.8
Restructuring charges	3.6	—	3.6
Cash payments	(2.0)	(1.5)	(3.5)
Non-cash utilization of reserve	(3.4)	—	(3.4)
Reclassifications	(0.2)	0.2	—

Balance at December 31, 2004	1.0	2.5	3.5
Restructuring charges	3.0	—	3.0
Liability assumed in acquisition of Integris Metals	1.8	—	1.8
Cash payments	(1.9)	(0.4)	(2.3)
Non-cash utilization of reserve	(1.2)	—	(1.2)

Balance at June 30, 2005	$2.7	$2.1	$4.8

2005

The Company recorded a charge of $2.4 million in the first quarter of 2005 and recorded an additional charge of $0.6 million in the second quarter of 2005 due to workforce reductions resulting from the integration of Integris Metals with the Company. The charges consist of costs for employees that were employed by the Company prior to the acquisition, including severance for 19 employees and other future cash outlays totaling $1.8 million and $1.2 million of non-cash costs for pensions and other post-retirement benefits. The June 30, 2005 accrual balance of $1.3 million will be paid through mid-2007. The Company may record additional charges for workforce reductions related to employees that were employed by the Company prior to the acquisition of Integris Metals as the integration process continues.

The detailed plan to integrate the operations of Integris Metals has not been completed. On June 23, 2005, the Board of Directors of the Company approved a preliminary plan of facility consolidations and organizational restructuring resulting from the Company’s acquisition of Integris Metals. At this time, the Company has not completed its assessment of the exit costs, but expects to make a determination of a range of estimates of the cost by October, 2005. The Company assumed a $1.8 million liability for exit costs related to the acquisition of Integris Metals, which was included in the allocation of the acquisition cost. The liability, which is for cash outlays, consists of employee-related costs, including severance for 31 employees. The June 30, 2005 accrual balance of $0.8 million will be paid through 2007. The Company expects to adjust the allocation of the acquisition cost when the detailed plan is completed.

2004

The 2004 restructuring and plant closure costs totaled $3.6 million for facility consolidations and workforce reductions. The charge consisted of employee-related costs. The restructuring actions associated with the charge have been completed. The June 30, 2005 accrual balance of $0.2 million is related to employee costs and will be paid through 2005.

2003

In 2003, the Company recorded a charge of $5.3 million as a result of facility consolidations and workforce reductions. The charge consisted of employee-related costs. The June 30, 2005 accrual balance of $0.1 million is related to employee costs and will be paid through 2005. The Company also recorded a $0.9 million charge for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the 2003 charges have been completed.

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

As of June 30, 2005, there has been no change in the status of the antitrust litigation or the aluminum plate claim since the end of 2004.

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables the Company to provide expanded service capability in Mexico. The Company has guaranteed the borrowings of Coryer under Coryer’s credit facility. At June 30, 2005, the amount of the guaranty was $3.8 million.

NOTE 7/RETIREMENT BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 for employees covered by the Ryerson Tull Pension Plan, the Integris Pension Plan and postretirement benefits other than pensions.

For the quarter ended June 30:

	Pension Benefits		Other Benefits
	Quarter Ended June 30 Dollars in Millions
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$2	$1	$1	$1
Interest cost	9	6	3	2
Expected return on assets	(10)	(7)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	4	2	1	1

Net periodic benefit cost	$5	$2	$4	$3

For the six-month period ended June 30:

	Pension Benefits		Other Benefits
	Six Months Ended June 30 Dollars in Millions
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$3	$1	$2	$1
Interest cost	18	13	6	5
Expected return on assets	(20)	(15)	—	—
Amortization of prior service cost	1	1	(2)	(2)
Recognized actuarial loss	7	4	1	2

Net periodic benefit cost	$9	$4	$7	$6

Contributions

The Company has no required ERISA contributions for 2005, but may elect to make a voluntary contribution to improve the funded ratio of the Ryerson Tull Pension Plan and the Integris Pension Plan. At June 30, 2005, the Company did not have an estimate of such potential contribution in 2005.

NOTE 8/ACQUISITIONS

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. The Company has also incurred fees of $1.4 million in connection with the acquisition. Integris Metals is the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. The Company paid for the acquisition with funds borrowed under the Company’s new credit facility.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005. The Company is in the process of finalizing third-party valuations of property, plant and equipment and intangible assets, and has not completed its assessment of exit costs related to the acquisition (see Note 5, “Restructuring Reserve” for discussion of exit costs). Therefore, the allocation of the purchase price is subject to revision. Such revision could result in material adjustment to the recorded assets and liabilities assumed.

	At January 4, 2005 (Dollars in millions) (unaudited)
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	403.6
Other current assets	14.3
Property, plant and equipment	180.0
Intangible assets	14.7
Goodwill	57.7
Other assets	7.6

Total assets acquired		920.5

Current liabilities	(156.5)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(118.6)

Total liabilities assumed		(509.1)

Net assets acquired		$411.4

The financial statements of the Company presented in this Form 10-Q include the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and proforma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma first six months of 2005 results are presented.

The following table compares second quarter and first six months of 2005 reported results to the unaudited 2004 proforma results of the Company which reflect the Company’s acquisitions of Integris Metals and J&F Steel, which was acquired on July 30, 2004, and its issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred at January 1, 2004:

	(Dollars in millions, except per share data)		(Dollars in millions, except per share data)
	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Net sales	$1,520.2	$1,338.8	$3,060.2	$2,556.9
Net income	26.6	37.4	62.0	62.2

Net income per share:
Basic	$1.06	$1.50	$2.46	$2.50

Diluted	$1.03	$1.46	$2.40	$2.42

NOTE 9/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at June 30, 2005:

	At June 30, 2005 (Dollars in millions)
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13.8	$1.9
Trademarks	0.9	—

Total	$14.7	$1.9

The weighted-average amortization period is 4.67 years in total, 3.67 years for customer relationships and 20 years for trademarks.

Aggregate Amortization expense (Dollars in millions)
For the quarter ended June 30, 2005	$1.0
For the six months ended June 30, 2005	$1.9

Estimated Amortization expense (Dollars in millions)
For the year ended 12/31/05	$3.9
For the year ended 12/31/06	$3.9
For the year ended 12/31/07	$3.9
For the year ended 12/31/08	$2.3
For the year ended 12/31/09	$—

NOTE 10/LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2005 and December 31, 2004, respectively ($ in millions):

	June 30, 2005	December 31, 2004
Credit Facility	$824.6	$101.0
9 1/8% Notes due July 15, 2006	100.1	100.2
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,249.7	526.2
Less current maturities	34.6	—

Total long-term debt	$1,215.1	$526.2

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

At June 30, 2005, the Company had $825 million outstanding funded borrowing under its revolving credit agreement, $30 million of letters of credit issued under the credit facility and $242 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then existing $525 million credit facility. At June 30, 2005, the weighted average interest rate on the borrowings under the revolving credit agreement was 5.4 percent.

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

The New Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9 1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 and its 8 1/4% Senior Notes due 2011 (collectively, with the 2006 Notes, the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases. Beginning on January 15, 2006, an availability block of $50 million (which will increase to $100 million on April 15, 2006) will be set aside under the New Credit Facility in order to repay the 2006 Notes (which availability block would be reduced appropriately to the extent that the Company prepays any of the 2006 Notes).

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

$100 Million 9 1/8% Notes due 2006

At June 30, 2005, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 (the “2006 Notes”) remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At June 30, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) remain outstanding. The 2024 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2005, $150 million of the Company’s 8 1/4% Senior Notes due 2011 (the “2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

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

NOTE 11/TAX PROVISION

In the second quarter of 2005, the Company recorded a $1.6 million valuation allowance against deferred tax assets as a result of changes in tax laws in the State of Ohio in the period.

NOTE 12/CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In November 2004, the Company issued 3.50% Convertible Notes due 2024 that are unconditionally guaranteed on a senior unsecured basis by Ryerson Tull Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued 8 1/4% Senior Notes due 2011 that are guaranteed by Ryerson Tull Procurement Corporation. The following condensed consolidating financial information as of June 30, 2005 and December 31, 2004 and for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 is provided in lieu of separate financial statements for the Company and Ryerson Tull Procurement Corporation.

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$695.4	$1,545.0	$(720.2)	$1,520.2
Cost of materials sold	—	687.9	1,296.4	(720.2)	1,264.1

Gross profit	—	7.5	248.6	—	256.1
Warehousing and delivery	—	—	101.7	—	101.7
Selling, general and administrative expenses	0.2	0.9	86.2	—	87.3
Restructuring and plant closure costs	—	—	0.6	—	0.6

Operating profit (loss)	(0.2)	6.6	60.1	—	66.5
Other income and expense, net	0.1	—	0.4	—	0.5
Interest and other expense on debt	(10.3)	—	(10.3)	—	(20.6)
Intercompany transactions:
Interest expense on intercompany loans	(10.0)	(2.1)	(4.1)	16.2	—
Interest income on intercompany loans	1.4	1.4	13.4	(16.2)	—

Income (loss) before income taxes	(19.0)	5.9	59.5	—	46.4
Provision (benefit) for income taxes	(6.8)	2.3	24.3		19.8
Equity in (earnings) loss of subsidiaries	(38.8)	—	(3.6)	42.4	—

Net income (loss)	$26.6	$3.6	$38.8	$(42.4)	$26.6

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$642.2	$800.9	$(648.4)	$794.7
Cost of materials sold	—	635.3	659.4	(648.4)	646.3

Gross profit	—	6.9	141.5	—	148.4
Warehousing and delivery	—	—	61.0	—	61.0
Selling, general and administrative expenses	(3.2)	0.7	54.7	—	52.2
Restructuring and plant closure costs	—	—	0.6	—	0.6
Gain on sale of assets	—	—	(2.3)	—	(2.3)

Operating profit (loss)	3.2	6.2	27.5	—	36.9
Other income and expense, net	—	—	—	—	—
Interest and other expense on debt	(3.2)	—	(1.9)	—	(5.1)
Intercompany transactions:
Interest expense on intercompany loans	(5.4)	(1.4)	(6.1)	12.9	—
Interest income on intercompany loans	0.4	1.1	11.4	(12.9)	—

Income (loss) before income taxes	(5.0)	5.9	30.9	—	31.8
Provision (benefit) for income taxes	1.0	2.4	8.4		11.8
Equity in (earnings) loss of subsidiaries	(26.0)	—	(3.5)	29.5	—

Income (loss) from continuing operations	20.0	3.5	26.0	(29.5)	20.0
Discontinued operations – Inland Steel Company	1.2	—	—	—	1.2

Net income (loss)	$21.2	$3.5	$26.0	$(29.5)	$21.2

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,508.8	$3,099.1	$(1,547.7)	$3,060.2
Cost of materials sold	—	1,492.5	2,590.5	(1,547.7)	2,535.3

Gross profit	—	16.3	508.6	—	524.9
Warehousing and delivery	—	—	203.5	—	203.5
Selling, general and administrative expenses	0.5	1.7	174.3	—	176.5
Restructuring and plant closure costs	—	—	3.0	—	3.0

Operating profit (loss)	(0.5)	14.6	127.8	—	141.9
Other revenue and expense, net	0.1	—	1.6	—	1.7
Interest and other expense on debt	(21.8)	—	(18.2)	—	(40.0)
Intercompany transactions:
Interest expense on intercompany loans	(18.2)	(4.1)	(8.2)	30.5	—
Interest income on intercompany loans	2.6	2.3	25.6	(30.5)	—

Income (loss) before income taxes	(37.8)	12.8	128.6	—	103.6
Provision (benefit) for income taxes	(13.8)	5.1	50.3		41.6
Equity in (earnings) loss of subsidiaries	(86.0)	—	(7.7)	93.7	—

Net income (loss)	$62.0	$7.7	$86.0	$(93.7)	$62.0

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,157.4	$1,512.1	$(1,170.0)	$1,499.5
Cost of materials sold	—	1,144.9	1,239.2	(1,170.0)	1,214.1

Gross profit	—	12.5	272.9	—	285.4
Warehousing and delivery	—	—	120.3	—	120.3
Selling, general and administrative expenses	(3.0)	1.4	106.6	—	105.0
Restructuring and plant closure costs	—	—	0.6	—	0.6
Gain on sale of assets	—	—	(2.3)	—	(2.3)

Operating profit (loss)	3.0	11.1	47.7	—	61.8
Other revenue and expense, net	—	—	0.1	—	0.1
Interest and other expense on debt	(6.3)	—	(3.7)	—	(10.0)
Intercompany transactions:
Interest expense on intercompany loans	(10.9)	(2.9)	(12.5)	26.3	—
Interest income on intercompany loans	0.9	2.6	22.8	(26.3)	—

Income (loss) before income taxes	(13.3)	10.8	54.4	—	51.9
Provision (benefit) for income taxes	(1.1)	4.3	16.7		19.9
Equity in (earnings) loss of subsidiaries	(44.2)	—	(6.5)	50.7	—

Income (loss) from continuing operations	32.0	6.5	44.2	(50.7)	32.0
Discontinued operations – Inland Steel Company	1.2	—	—	—	1.2

Net income (loss)	$33.2	$6.5	$44.2	$(50.7)	$33.2

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$62.0	$7.7	$86.0	$(93.7)	$62.0

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	20.4	—	20.4
Equity in earnings of subsidiaries	(86.0)	—	(7.7)	93.7	—
Deferred income taxes	(13.9)	—	6.5	—	(7.4)
Deferred employee benefit cost/funding	(0.1)	—	10.7	—	10.6
Restructuring and plant closure costs	—	—	1.2	—	1.2
Change in:
Receivables	—	—	(53.1)	—	(53.1)
Inventories	—	—	(36.1)	—	(36.1)
Other assets	2.9	—	(3.5)	—	(0.6)
Intercompany receivable/payable	(36.5)	39.5	(3.0)	—	—
Accounts payable	(1.0)	(10.5)	7.2	—	(4.3)
Accrued liabilities	(26.4)	0.6	(16.7)	—	(42.5)
Other items	0.9	—	(1.2)	—	(0.3)

Net adjustments	(160.1)	29.6	(75.3)	93.7	(112.1)

Net cash provided (used) by operating activities	(98.1)	37.3	10.7	—	(50.1)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(411.4)	—	1.1	—	(410.3)
Capital expenditures	—	—	(14.1)	—	(14.1)
Loan to related companies	—	(34.6)	(356.7)	391.3	—
Loan repayment from related companies	—	—	2.5	(2.5)	—
Proceeds from sales of assets	—	—	6.7	—	6.7

Net cash provided (used) in investing activities	(411.4)	(34.6)	(360.5)	388.8	(417.7)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	245.0	—	862.0	—	1,107.0
Repayment of credit facility borrowings	(120.0)	—	(296.3)	—	(416.3)
Net short-term proceeds (repayments) under credit facility	6.0	—	28.6	—	34.6
Proceeds from intercompany borrowing	391.3	—	—	(391.3)	—
Repayment of intercompany borrowing	—	(2.5)	—	2.5	—
Net increase/(decrease) in book overdrafts	—	(0.2)	(2.2)	—	(2.4)
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Dividends paid	(2.6)	—	—	—	(2.6)
Proceeds from stock option exercises	0.5	—	—	—	0.5

Net cash provided (used) by financing activities	509.5	(2.7)	358.1	(388.8)	476.1

Net increase (decrease) in cash and cash equivalents	—	—	8.3	—	8.3
Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)

Net change in cash and cash equivalents	—	—	7.1	—	7.1
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$0.6	$—	$24.9	$—	$25.5

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$33.2	$6.5	$44.2	$(50.7)	$33.2

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	$—	$—	$10.6	$—	10.6
Equity in earnings of subsidiaries	(44.2)	—	(6.5)	50.7	—
Discontinued operations – adjustment to the gain on sale, net of tax	(1.2)	—	—	—	(1.2)
Gain on the sale of assets	—	—	(2.3)	—	(2.3)
Deferred income taxes	7.1	—	(1.8)	—	5.3
Deferred employee benefit cost/funding	(2.6)	—	7.0	—	4.4
Change in:
Receivables	0.6	—	(142.3)	—	(141.7)
Inventories	—	—	(24.5)	—	(24.5)
Income tax receivable and other assets	4.1	—	(1.4)	—	2.7
Intercompany receivable/payable	(3.1)	(90.6)	93.7	—	—
Accounts payable	(0.8)	52.4	22.9	—	74.5
Accrued liabilities	0.8	0.6	9.7	—	11.1
Other items	0.7	—	(1.1)	—	(0.4)

Net adjustments	(38.6)	(37.6)	(36.0)	50.7	(61.5)

Net cash provided (used) by operating activities	(5.4)	(31.1)	8.2	—	(28.3)

INVESTING ACTIVITIES
Capital expenditures	—	—	(13.9)	—	(13.9)
Investments in joint venture	—	—	(2.0)	—	(2.0)
Investment in non-guarantor subsidiaries	(0.7)	—	—	0.7	—
Loan to joint venture	(0.5)	—	(1.7)	—	(2.2)
Loan to related companies	—	—	(38.6)	38.6	—
Loan repayment from related companies	—	3.8	—	(3.8)	—
Proceeds from sales of assets	—	—	6.2	—	6.2

Net cash provided (used) in investing activities	(1.2)	3.8	(50.0)	35.5	(11.9)

FINANCING ACTIVITIES
Proceeds from credit facility borrowings	—	—	205.0	—	205.0
Repayment of credit facility borrowings	—	—	(160.0)	—	(160.0)
Net short-term proceeds/(repayments) under credit facility	—	—	2.0	—	2.0
Proceeds from intercompany borrowing	12.8	25.8	—	(38.6)	—
Repayment of intercompany borrowing	(3.8)	—	—	3.8	—
Net increase/(decrease) in book overdrafts	0.1	1.5	(1.6)	—	—
Capital contribution from parent	—	—	0.7	(0.7)	—
Dividends paid	(2.6)	—	—	—	(2.6)

Net cash provided (used) by financing activities	6.5	27.3	46.1	(35.5)	44.4

Net increase (decrease) in cash and cash equivalents	(0.1)	—	4.3	—	4.2
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Net change in cash and cash equivalents	(0.1)	—	4.4	—	4.3
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$0.9	$—	$17.1	$—	$18.0

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.6	$—	$24.9	$—	$25.5
Restricted cash	—	—	0.7	—	0.7
Receivables less provision for allowances, claims and doubtful accounts	—	—	758.6	—	758.6
Inventories	—	—	1,038.8	—	1,038.8
Prepaid expenses and other current assets	1.1	—	12.7	—	13.8
Deferred income taxes	—	—	6.2	(2.4)	3.8
Intercompany receivable	9.5	183.9	—	(193.4)	—

Total Current Assets	11.2	183.9	1,841.9	(195.8)	1,841.2
Investments and advances	1,528.8	—	86.9	(1,595.8)	19.9
Intercompany notes receivable	—	0.9	599.6	(600.5)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	413.1	—	413.1
Deferred income taxes	106.3	—	46.8	—	153.1
Intangible pension asset	—	—	9.0	—	9.0
Other intangibles	—	—	12.8	—	12.8
Excess of cost over net assets acquired	—	—	57.7	—	57.7
Deferred charges and other assets	21.3	—	3.8	—	25.1

Total Assets	$1,667.6	$184.8	$3,071.6	$(2,392.1)	$2,531.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2.4	$114.1	$194.4	$—	$310.9
Intercompany payable	—	—	193.4	(193.4)	—
Salaries, wages and commissions	—	—	34.5	—	34.5
Deferred income taxes	2.4	—	—	(2.4)	—
Other current liabilities	13.1	3.7	48.6	—	65.4
Short-term credit facility borrowings	6.0	—	28.6	—	34.6

Total Current Liabilities	23.9	117.8	499.5	(195.8)	445.4
Long-term debt	550.1	—	665.0	—	1,215.1
Long-term debt—Intercompany	600.5	—	—	(600.5)	—
Deferred employee benefits and other credits	1.0	—	378.3	—	379.3

Total Liabilities	1,175.5	117.8	1,542.8	(796.3)	2,039.8

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	441.4	67.0	1,517.0	(1,584.0)	441.4

Total Stockholders’ Equity	492.1	67.0	1,528.8	(1,595.8)	492.1

Total Liabilities and Stockholders’ Equity	$1,667.6	$184.8	$3,071.6	$(2,392.1)	$2,531.9

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

NOTE 13/RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have material impact on the Company’s financial position, results of operations or cash flows because the Company ceased granting stock options in 2003. The Company plans to implement SFAS 123R as of January 1, 2006.

FIN 47

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

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

FSP 109-1

In December 2004, the FASB issued FASB Staff Positions (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on how an enterprise should account for the deduction for qualified production activities provided by the American Jobs Act of 2004. The Company is currently evaluating the impact of this new deduction, the benefit of which will be considered in our future tax provisions. The Company does not expect FSP 109-1 will have a material impact on the Company’s financial position, results of operations or cash flows.

FSP 109-2

In December 2004, the FASB issued FSP No. 109-2. “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). This FSP allows additional time for companies to determine how the new law affects a company’s accounting for the deferred tax liabilities on un-remitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company is currently evaluating whether any of the earnings of its non-U.S. operations will be repatriated in accordance with the terms of this law, but the Company does not expect FSP 109-2 to have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS 154

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” (SFAS 154). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim

Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS 154

In November 2004, the FASB issued SFAS 151, “Inventory Costs,” (SFAS 151) an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 151, but does not believe it will have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Integris Metals Acquisition

On January 4, 2005, Ryerson Tull acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Prior to the acquisition, Integris Metals was the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel and the Company was a general line materials (primarily metals) distributor and processor, offering a broad line of sheet, bar, tube and plate products in carbon steel and stainless steel and to a lesser extent, aluminum.

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

The acquisition immediately increased the Company’s earnings. The Company expects to capture annualized cost synergies of approximately $30 million by the end of 2006 as it begins to integrate Integris Metals’ operations. The integration process will result in integration costs, potentially significant purchase accounting adjustments and restructuring charges from the elimination of redundant facilities, employee costs, and other resources. On June 23, 2005, the Board of Directors of the Company approved a preliminary plan of facility consolidations and organizational restructuring resulting from the Company’s acquisition of Integris Metals. At this time, the Company has not completed its assessment of the exit costs, but expects to make a determination of a range of estimates of the costs by October, 2005.

Before its acquisition of Integris Metals, in 2004 the Company commenced an upgrade of its systems capability through consolidating its multiple information technology operating platforms onto one integrated SAP platform, with an estimated completion date of late 2007. The Company also intends to consolidate systems at Integris Metals, acquired in January 2005, to the SAP platform. Due to the number of Integris Metals’ facilities that will need to be converted, the Company expects that full implementation of SAP will require additional time and likely will incur additional capital expenditures and implementation expenses in future fiscal years. The Company is in the process of estimating the related schedule and cost impact and expects to make a determination of the estimated implementation timeline and additional cost by October 2005.

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the six months ended June 30, 2005 includes the financial results of Integris Metals for all but the first three days of the period. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that management believes are significant, separate and apart from the impact of the Integris Metals’ acquisition.

Supplemental information with comparisons of second quarter and first six months of 2005 Statement of Operations data to pro forma data for the comparable periods in 2004 is presented in a separate section below under the subheading “Supplemental Information – Pro Forma Comparisons.”

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

Sales volume, gross profit and expense control are the principal factors that impact the Company’s profitability:

Sales volume. The Company’s sales volume is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which the Company’s customers operate. Increases in sales volume generally enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold.

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. The Company’s sales prices to its customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on the Company acquiring metals at competitive prices and its ability to manage the impact of changing prices.

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which can not be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, have a significant impact on the Company’s profitability.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s (excluding Integris Metals and J&F Steel) financial results. The metals service center industry experienced a significant recovery during 2004, which has continued through the first six months of 2005, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, all of which combined to substantially increase metals selling prices.

Results of Operations - Comparison of Second Quarter 2005 to Second Quarter 2004

The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes.

For the second quarter of 2005, the Company reported consolidated net income of $26.6 million, or $1.03 per diluted share, as compared with net income of $21.2 million, or $0.83 per diluted share, in the year-ago quarter.

Included in the second quarter 2005 results are a pretax charge of $0.6 million, $0.4 million after-tax or $0.01 per share, associated with workforce reductions resulting from the acquisition of Integris Metals. Of the $0.6 million accrual, $0.3 million represents future cash outflows. The Company expects to realize future annual cost and cash flow savings of $0.8 million from this restructuring action. The Company also recorded a valuation allowance against its deferred tax assets of $1.6 million, or $0.06 per share, as a result of tax law changes in the State of Ohio in the second quarter of 2005.

Included in the second quarter 2004 results are a pretax charge of $0.6 million, or $0.4 million after-tax or $0.01 per share, associated with a workforce reduction. The second quarter of 2004 also included a $2.3 million pretax, $1.4 million after-tax or $0.06 per share, gain on the sale of property in California and a $1.2 million, or $0.05 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company, a discontinued operation.

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2005 and 2004, respectively:

	Percentage of Sales Revenue
	Three months ended
Product Line	June 30, 2005	June 30, 2004
Carbon flat rolled	26%	37%
Stainless and aluminum	48	32
Fabrication and carbon plate	10	14
Bars, tubing and structurals	10	15
Other	6	2

Total	100%	100%

Sales volume. Sales for the second quarter of 2005 increased 91 percent to $1,520.2 million from the same period a year ago. The increase in sales was primarily the result of the acquisition of Integris Metals on January 4, 2005. The Company also benefited from three months’ sales contribution from J&F Steel, which was purchased on July 30, 2004. Average selling price increased 46 percent, while volume increased 31 percent, from the second quarter of 2004. Tons shipped in the second quarter of 2005 increased to 904,000 from 688,000 in the year-ago period, due entirely to the effect of acquisitions.

Gross profit. Gross profit per ton of $284 in the second quarter of 2005 increased from $216 per ton in the year-ago quarter primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the second quarter of 2005 declined to 16.8 percent from 18.7 percent a year ago, primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 70 percent to $189.6 million in the second quarter of 2005 from $111.5 million a year ago. Warehousing and delivery expenses increased 67 percent to $101.7 million in the second quarter of 2005 from $61.0 million a year ago. The increase was due to three months’ expenses of Integris Metals and J&F Steel ($34.0 million), and to higher delivery costs ($1.8 million), labor costs ($0.9 million), operating supply costs ($0.6 million) and repair and maintenance costs ($0.8 million). Selling, general and administrative expenses increased 67 percent to $87.3 million in the second quarter of 2005 from $52.2 million a year ago. The increase was primarily due to three months’ expenses of Integris Metals and J&F Steel ($36.0 million). Second quarter 2005 operating expenses also include the $0.6 million restructuring charge discussed above. On a per ton basis, second quarter 2005 total operating expenses increased to $210 per ton from $162 per ton in the year-ago period. Aluminum is lighter in weight than carbon steel, and stainless steel is processed more slowly because of its surface-critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless steel after the acquisition of Integris Metals, operating expenses per ton are higher than historical levels.

Operating profit. For the quarter, the Company reported an operating profit of $66.5 million, or $74 per ton, compared to an operating profit of $36.9 million, or $54 per ton, in the year-ago period. The improvement was largely attributable to the strength in the economic environment and the acquisition of Integris Metals.

Interest and other expense on debt. Interest and other expense on debt increased to $20.6 million from $5.1 million in the year-ago quarter, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the second quarter of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, higher interest rates on credit facility debt and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the second quarter of 2005, the Company recorded income tax expense of $19.8 million compared to an $11.8 million income tax expense in the second quarter of 2004. The effective tax rate was 42.5% in the second quarter of 2005 compared to 37.2% in the second quarter of 2004. The increase in the effect tax rate is primarily due to recording a $1.6 million valuation allowance against deferred tax assets as a result of tax law changes in the State of Ohio in the second quarter of 2005.

Results of Operations - Comparison of First Six Months 2005 to First Six Months 2004

In the first six months of 2005, the Company reported consolidated net income of $62.0 million, or $2.40 per diluted share, as compared with net income of $33.2 million, or $1.30 per diluted share, in the year-ago quarter.

Included in the first six months 2005 results are a pretax charge of $3.0 million, $1.8 million after-tax or $0.07 per share, associated with workforce consolidations resulting from the acquisition of Integris Metals. The Company also recorded a valuation allowance of $1.6 million, or $0.06 per share, as a result of changes in tax laws in the State of Ohio in the second quarter of 2005.

Included in the first six months 2004 results are a pretax charge of $0.6 million, or $0.4 million after-tax or $0.01 per share, associated with a workforce reduction. 2004 also included a $2.3 million pretax, $1.4 million after-tax or $0.06 per share, gain on the sale of property in California and a $1.2 million, or $0.05 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company, a discontinued operation.

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2005 and 2004, respectively:

	Percentage of Sales Revenue
	Six months ended
Product Line	June 30, 2005	June 30, 2004
Carbon flat rolled	26%	36%
Stainless and aluminum	49	33
Fabrication and carbon plate	10	14
Bars, tubing and structurals	10	15
Other	5	2

Total	100%	100%

Sales volume. Sales in the first six months of 2005 increased 104 percent to $3,060.2 million from the same period a year ago. The increase in sales was primarily the result of the acquisition of Integris Metals on January 4, 2005. The Company also benefited from six months’ sales contribution from J&F Steel, which was purchased on July 30, 2004. Average selling price increased 61 percent, while volume increased 27 percent, from the first six months of 2004. Tons shipped in the first six months of 2005 increased to 1,796,000 from 1,415,000 in the year-ago period, due entirely to the effect of acquisitions.

Gross profit. Gross profit per ton of $292 in the first six months of 2005 increased from $202 per ton in the year-ago period primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the first six months of 2005 declined to 17.2 percent from 19.0 percent a year ago, primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 71 percent to $383.0 million in the first six months of 2005 from $223.6 million a year ago. Warehousing and delivery expenses increased 69 percent to $203.5 million in the first six months of 2005 from $120.3 million a year ago. The increase was due to six months’ expenses of Integris Metals and J&F Steel ($68.7 million), and to higher delivery costs ($3.9 million), labor costs ($1.9 million), operating supplies ($1.4 million), repair and maintenance costs ($1.6 million) and employee benefit costs ($1.2 million). Selling, general and administrative expenses increased 68 percent to $176.5 million in the first six months of 2005 from $105.0 million a year ago. The increase was primarily due to six months’ expenses of Integris Metals and J&F Steel ($71.0 million). First six month 2005 operating expenses also include the $3.0 million restructuring charge discussed above. On a per ton basis, first six month 2005 total operating expenses increased to $213 per ton from $158 per ton in the year-ago period. Aluminum is lighter in weight than carbon, and stainless is processed more slowly because of its surface-critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless after the acquisition of Integris Metals, operating expenses per ton are higher than historical levels.

Operating profit. For the first six months, the Company reported an operating profit of $141.9 million, or $79 per ton, compared to an operating profit of $61.8 million, or $44 per ton, in the year-ago period. The improvement was largely attributable to the strength in the economic environment and the acquisition of Integris Metals.

Interest and other expense on debt. Interest and other expense on debt increased to $40.0 million from $10.0 million in the year-ago quarter, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the first six months of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, higher interest rates on credit facility debt and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the first six months of 2005, the Company recorded income tax expense of $41.6 million compared to a $19.9 million income tax expense in the first six months of 2004. The effective tax rate was 40.1% in the first six months of 2005 compared to 38.3% in the first six months of 2004. The increase in the effect tax rate is primarily due to recording a $1.6 million valuation allowance against deferred tax assets as a result of tax law changes in the State of Ohio in the second quarter of 2005.

Supplemental Information – Pro Forma Comparisons

Management’s discussion below reflects its analysis of the pro forma data presented below. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data for both the three-month and six-month periods presented below reflects the Company’s acquisitions of J&F Steel and Integris Metals and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004.

Comparison of second quarter 2005 Statement of Operations Data to pro forma second quarter 2004 Statement of Operations Data

	(Dollars in millions except per share data)
	Actual three months ended June 30, 2005	Pro forma three months ended June 30, 2004
Tons shipped	904,000	933,000
Net sales	$1,520	$1,339
Gross profit	$256	$246
Operating expenses	$190	$175
Operating profit	$66	$71
Interest and other expenses	$20	$13
Net income	$26.6	$37.4
Diluted earnings per share	$1.03	$1.46

Sales volume. The 13.6% increase in net sales year-over-year reflects a 17% increase in average selling price offset by a 3% tonnage decline. The decline is largely in carbon flat-rolled steel products.

Gross profit. Gross profit of $256 million or $284 per ton in the second quarter 2005 compared favorably to $246 million, or $264 per ton a year ago, mainly due to higher prices in the 2005 period. Gross profit as a percent of sales in the second quarter of 2005 declined to 16.8% from 18.4% a year ago, largely due to the substantially higher material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 8.5% to $190 million in the second quarter of 2005 from $175 million a year ago. The year ago amount included a $4.8 million gain on the sale of assets. However, the 2005 period experienced higher delivery costs ($1.8 million), labor costs ($0.9 million) and operating supplies ($0.6 million).

Interest and other expenses. Interest and other expenses, primarily interest expense on debt, increased to $20 million from $13 million in the year-ago quarter on a pro forma basis, primarily due to increased working capital requirements and higher interest rates on credit facility debt.

Comparison of First Six Months 2005 Statement of Operations Data to pro forma First Six Months 2004 Statement of Operations Data

	(Dollars in millions except per share data)
	Actual Six months ended June 30, 2005	Pro forma Six months ended June 30, 2004
Tons shipped	1,796,000	1,914,000
Net sales	$3,060	$2,557
Gross profit	$525	$480
Operating expenses	$383	$353
Operating profit	$142	$127
Interest and other expenses	$38	$30
Net income	$62.0	$62.2
Diluted earnings per share	$2.40	$2.42

Sales volume. The 20% increase in net sales year-over-year reflects a 28% increase in average selling price offset by a 6% tonnage decline. The decline is largely in carbon flat-rolled steel products.

Gross profit. Gross profit of $525 million or $292 per ton in the first six months of 2005 compared favorably to $480 million, or $251 per ton a year ago, mainly due to higher prices in the 2005 period. Gross profit as a percent of sales in the first six months of 2005 declined to 17.2% from 18.8% a year ago, largely due to the substantially higher material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 8.5% to $383 million in the first six months of 2005 from $353 million a year ago. The increase was mainly due to higher delivery costs ($3.9 million), labor costs ($1.9 million), operating supplies ($1.4 million), employee benefits ($1.2 million), repair and maintenance costs ($1.6 million) and restructuring and plant closure costs ($1.0 million) in the first six months of 2005 and to a $4.8 million gain on the sale of assets in 2004.

Interest and other expenses. Interest and other expenses, primarily interest expense on debt, increased to $38 million from $30 million in the first six months of 2004 on a pro forma basis, primarily due to increased working capital requirements and higher interest rates on credit facility debt.

Liquidity and Capital Resources

The Company had cash and cash equivalents at June 30, 2005 of $25.5 million, compared to $18.4 million at December 31, 2004. At June 30, 2005, the Company had $1,249.7 million total debt outstanding, a debt to capitalization ratio of 72% and $242 million available under its revolving credit facility.

During the first quarter of 2005, the Company acquired Integris Metals, in which the Company invested a total of approximately $644.3 million, by paying $410.3 million in cash, net of $1.1 million of cash acquired, and by assuming $234 million of Integris’ then-existing debt. Ryerson Tull paid for the acquisition with funds borrowed under the Company’s new credit facility discussed below under “Credit Facility.”

Net cash used for operating activities was $50.1 million in the first six months of 2005, primarily to fund increased working capital requirements. Net cash used for operating activities included a $36.1 million increase in inventory as inventory purchases exceeded the amount required to support increased sales in the first six months of 2005 compared to the fourth quarter of 2004. As a result of the increased sales level, accounts receivable increased $53.1 million in the first six months of 2005. The Company also made income tax payments of $73.7 million in the first six months of 2005.

In addition to the Integris Metals acquisition, net cash used for investing included capital expenditures of $14.1 million. Separately, the Company received $5.5 million from the sale of a facility in the state of Washington in the first quarter of 2005.

Net cash provided by financing activities during the first six months of 2005 was $476.1 million, with the entire funding provided by borrowing under the Company’s revolving credit facility. During the first six months of 2005, the Company also paid $10.1 million of fees associated with amending the revolving credit facility.

Total Debt

As a result of the increased borrowings under the revolving credit facility, primarily to purchase Integris Metals, total debt in the Consolidated Balance Sheet increased to $1,249.7 million at June 30, 2005 from $526.2 million at December 31, 2004.

Total debt outstanding as of June 30, 2005 consisted of the following amounts: $825 million borrowing under the Credit Facility, $100 million 9 1/8% Notes, $175 million 3.50% Convertible Senior Notes, and $150 million 8 1/4% Senior Notes. Discussion of each of these borrowing arrangements follows.

Credit Facility

On January 4, 2005, the Company entered into an amendment and restatement of its existing $525 million revolving credit facility, and Integris Metals’ existing $350 million revolving credit facility, resulting in a new 5-year, $1.1 billion revolving credit facility (the “New Credit Facility”). The amount of the New Credit Facility may be increased by up to $200 million under certain circumstances.

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

At June 30, 2005, the Company had $825 million outstanding funded borrowing under its revolving credit agreement, $30 million of letters of credit issued under the credit facility and $242 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then-existing $525 million credit facility. The Company was in compliance with the revolving credit facility covenants at June 30, 2005. At June 30, 2005, the weighted average interest rate on the borrowings under the revolving credit agreement was 5.4 percent.

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

The New Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9 1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and its 8 1/4% Senior Notes due 2011 (the “2011 Notes”) (collectively the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases. Beginning on January 15, 2006, an availability block of $50 million (which will increase to $100 million on April 15, 2006) will be set aside under the New Credit Facility in order to repay the 2006 Notes (which availability block would be reduced appropriately to the extent that the Company prepays any of the 2006 Notes).

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

$100 Million 9 1/8% Notes due 2006

At June 30, 2005, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at June 30, 2005.

$175 Million 3.50% Convertible Senior Notes due 2024

At June 30, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 remain outstanding. The 2024 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2005, $150 million of the Company’s 8 1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and are guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of June 30, 2005. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade.

Pension Funding

At December 31, 2004, pension liabilities exceeded trust assets by $95 million for the Ryerson Tull Pension Plan and by $59 million for the Integris Pension Plan. The Company does not have any required pension contribution funding under the

Employee Retirement Income Security Act of 1974 (“ERISA”) in 2005 but could have future sizable pension contribution requirements for the Ryerson Tull Pension Plan as well as the Integris Pension Plan. Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2005.

Contractual Obligations

The following table presents the Company’s contractual obligations at June 30, 2005:

	Payments Due by Period (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Notes	$250	$—	$100	$—	$150
Convertible Senior Note	175	—	—	175	—
Credit Facility	825	—	—	825	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	400	73	127	104	96
Purchase Obligations	196	196	—	—	—
Operating leases	99	24	35	19	21

Total	$1,945	$293	$262	$1,123	$267

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Business Outlook

The Company’s business had been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy. Commencing in the fourth quarter of 2003 through year-end 2004, the Company experienced an increase in demand and prices for its product, including significant material surcharges imposed by the metal producers and availability constraints in certain products. The first half of 2005 experienced continued strong demand and stable pricing in most products. Due to vacation and holiday shutdowns by customers in the second half of the year, the Company anticipates a slight softening in demand in the third quarter 2005. Due to excess industry inventory, the Company expects softening metal prices, particularly in carbon flat rolled steel products. However, we expect demand and pricing to remain strong in the 2005 third quarter relative to 2000-03 levels. The Company is unable to predict the duration of the current economic cycle.

Liquidity Outlook

The Company believes that cash flow from operations and proceeds from the New Credit Facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. In addition, at the end of the first quarter 2005, the Company’s working capital needs were high as a result of the cyclical upturn. During the second quarter of 2005, the Company actively worked down its inventory levels and reduced revolving credit borrowings by $75 million. The Company anticipates that a slightly softer market and continued inventory reductions will likely generate cash flow of approximately $50 million in the second half of this year, which would be used primarily to reduce debt.

The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to market conditions at that time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps were designated as cash flow hedges and had an asset value of approximately $1.5 million at June 30, 2005.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiary to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiary’s foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $4.7 million outstanding at June 30, 2005, and a liability value of less than $0.1 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of June 30, 2005, the Company had no metal commodity futures or options contracts outstanding.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,219 million at June 30, 2005 and $542 million at December 31, 2004, as compared with the carrying value of $1,250 million and $526 million at June 30, 2005 and December 31, 2004, respectively. Approximately 34.0 percent and 80.8 percent of the Company’s debt was at fixed rates of interest at June 30, 2005 and December 31, 2004, respectively.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Company had no issuer repurchases to be reported pursuant to Regulation S-K Item 703 of the Securities Exchange Act of 1934.

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
Lily L. May
Vice President, Controller and
Chief Accounting Officer
Date: August 8, 2005

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Dollars in Millions
	June 30, 2005		December 31, 2004
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value) 79,968 shares issued and outstanding as of June 30, 2005 and December 31, 2004		$0.1		$0.1

Common stock ($1 par value) 50,556,350 shares issued as of June 30, 2005 and December 31, 2004		50.6		50.6

Capital in excess of par value		854.2		857.5

Retained earnings
Balance beginning of year	$370.0		$320.7

Net income (loss)	62.0		54.5

Dividends
Series A preferred stock - $1.20 per share in 2005 and $2.40 per share in 2004	(0.1)		(0.2)
Common Stock - $ .10 per share in 2005 and $ .20 per share in 2004	(2.5)	429.4	(5.0)	370.0

Restricted stock awards		(0.8)		(0.1)

Treasury stock, at cost - 25,355,570 as of June 30, 2005 and 25,539,305 as of December 31, 2004		(740.6)		(746.2)
Accumulated other comprehensive income (loss)
Minimum pension liability	(104.6)		(104.6)
Unrealized gain on interest rate swaps	0.1		—
Foreign currency translation	3.7	(100.8)	5.5	(99.1)

Total Stockholders’ Equity		$492.1		$432.8

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Copy of the Restated Certificate of Incorporation of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Excerpt of 2005 Endorsement of Company’s Accident Insurance Policy as related to outside directors’ insurance (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.17*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.16 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.18 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.26*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.27	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Tull Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28	Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Tull, Inc., the U.S. Subsidiaries of Ryerson Tull, Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. Agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.29	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Tull Canada, INC., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.30*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31*	Form of restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.32*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.33*	Form of 2005 performance award agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.34*	2004 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.35*	2005 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.36*	Named Executive Officer Merit Increases effective January 31, 2005 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.37*	Director Compensation Summary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.38*	Form of Option Agreement Under the Ryerson Tull Directors’ Compensation Plan (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.