Form 10-Q
period 2005-09-30
RYERSON TULL INC /DE/
filed 2005-11-07
CIK 790528

Third Quarter – 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,238,941 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of October 31, 2005.

RYERSON TULL, INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$1,416.5	$898.7	$4,476.7	$2,398.3
Cost of materials sold	1,177.4	747.4	3,712.7	1,961.6

GROSS PROFIT	239.1	151.3	764.0	436.7

Warehousing and delivery	101.8	63.3	305.3	183.5
Selling, general and administrative	93.5	56.8	270.0	161.9
Restructuring and plant closure costs	0.3	3.0	3.3	3.6
Pension curtailment gain	(21.0)	—	(21.0)	—
Gain on the sale of assets	(6.6)	(2.3)	(6.6)	(4.7)

OPERATING PROFIT	71.1	30.5	213.0	92.4

Other revenue and expense, net	1.4	—	3.1	0.1
Interest and other expense on debt	(19.9)	(6.0)	(59.9)	(16.0)

INCOME BEFORE INCOME TAXES	52.6	24.5	156.2	76.5

PROVISION FOR INCOME TAXES	18.7	9.4	60.3	29.3

INCOME FROM CONTINUING OPERATIONS	33.9	15.1	95.9	47.2

DISCONTINUED OPERATIONS
Adjustment to gain on sale, net of tax	—	2.3	—	3.5

NET INCOME	33.9	17.4	95.9	50.7

DIVIDENDS ON PREFERRED STOCK	0.1	—	0.2	0.2

NET INCOME APPLICABLE TO COMMON STOCK	$33.8	$17.4	$95.7	$50.5

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EARNINGS PER SHARE OF COMMON STOCK

Basic:
Income from continuing operations	$1.34	$0.61	$3.80	$1.89
Discontinued operations – adjustment to gain on sale	—	0.09	—	0.14

Basic earnings per share	$1.34	$0.70	$3.80	$2.03

Diluted:
Income from continuing operations	$1.30	$0.59	$3.70	$1.83
Discontinued operations – adjustment to gain on sale	—	0.09	—	0.14

Diluted earnings per share	$1.30	$0.68	$3.70	$1.97

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$33.9	$17.4	$95.9	$50.7

OTHER COMPREHENSIVE INCOME:

Unrealized gain (loss) on derivative instruments	0.2	(0.1)	0.3	(0.1)
Foreign currency translation adjustments	6.0	1.4	4.2	1.8

COMPREHENSIVE INCOME	$40.1	$18.7	$100.4	$52.4

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (Unaudited)

	Dollars in Millions
	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$95.9	$50.7

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.3	16.3
Deferred employee benefit funding/cost	5.5	(12.2)
Deferred income taxes	25.8	11.7
Restructuring and plant closure costs	1.3	3.3
Discontinued operations – adjustment to the gain on sale, net of tax	—	(3.5)
Pension curtailment gain	(21.0)	—
Gain on the sale of assets	(6.6)	(4.7)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(15.4)	(204.7)
Inventories	108.2	(82.5)
Other assets and income tax receivable	(1.4)	3.7
Accounts payable	(40.9)	96.1
Accrued liabilities	(8.9)	3.0
Accrued taxes payable	(44.3)	6.1
Other items	(1.3)	(1.6)

Net adjustments	31.3	(169.0)

Net cash provided by (used in) operating activities	127.2	(118.3)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(410.3)	(37.9)
Capital expenditures	(24.3)	(21.4)
Investment in joint venture	(0.7)	(2.0)
Loan to joint venture	—	(3.2)
Loan repayment from joint venture	—	2.0
Proceeds from sales of assets	19.6	16.0

Net cash used in investing activities	(415.7)	(46.5)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	(234.0)	(13.5)
Proceeds from credit facility borrowings	1,490.6	486.0
Repayment of credit facility borrowings	(961.3)	(305.0)
Net short-term proceeds/(repayments) under credit facility	27.6	(6.0)
Net increase/(decrease) in book overdrafts	(5.6)	20.5
Credit facility issuance costs	(10.1)	(1.2)
Bond issuance costs	(0.6)	—
Dividends paid	(3.9)	(3.9)
Proceeds from exercise of common stock options	0.9	1.6

Net cash provided by financing activities	303.6	178.5

Net increase in cash and cash equivalents	15.1	13.7
Effect of exchange rate changes on cash	(0.4)	1.2

Net change in cash and cash equivalents	14.7	14.9

Cash and cash equivalents - beginning of period	18.4	13.7

Cash and cash equivalents - end of period	$33.1	$28.6

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$47.1	$16.2
Income taxes, net	75.5	8.8

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets (Unaudited)

	Dollars in Millions
	September 30, 2005		December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$33.1		$18.4
Restricted cash		0.6		0.8
Receivables less provision for allowances, claims and doubtful accounts of $23.3 and $14.0, respectively		724.4		465.4
Inventories		898.7		601.0
Prepaid expenses and other assets		18.7		2.6
Deferred income taxes		—		9.8

Total current assets		1,675.5		1,098.0
INVESTMENTS AND ADVANCES		22.1		18.0
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$780.2		$616.1
Less accumulated depreciation	377.5	402.7	376.8	239.3

DEFERRED INCOME TAXES		142.0		151.9
INTANGIBLE PENSION ASSET		9.0		9.0
OTHER INTANGIBLES		11.8		—
GOODWILL		67.3		—
OTHER ASSETS		24.5		16.1

Total Assets		$2,354.9		$1,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$273.2		$222.3
Salaries, wages and commissions		43.9		31.9
Other accrued liabilities		61.9		69.3
Short-term credit facility borrowings		27.6		—
Current portion of long-term debt		100.1		—

Total current liabilities		506.7		323.5
LONG-TERM DEBT		955.0		526.2
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		361.7		249.8

Total liabilities		1,823.4		1,099.5
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		531.5		432.8

Total Liabilities and Stockholders’ Equity		$2,354.9		$1,532.3

See notes to consolidated financial statements

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Ryerson Tull, Inc. (“Ryerson Tull”), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“Ryerson”), J. M. Tull Metals Company, Inc. (“Tull”) and Integris Metals, Inc. (“Integris Metals”) (unless the context indicates otherwise, Ryerson Tull, Ryerson, Tull, and Integris Metals, together with their subsidiaries, are collectively referred to herein as the “Company”).

The Company conducts its materials distribution operations in the United States through its operating subsidiaries, Ryerson, Tull and Integris Metals; in Canada through Integris Metals, Ltd. and Ryerson Tull Canada, Inc., in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company distributes and processes metals and other materials throughout the continental United States. The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005, because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes among the Company’s operating subsidiaries. The following table shows the Company’s percentage of sales revenue by major product lines for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Percentage of Sales Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2005	2004	2005	2004
Carbon flat rolled	25%	40%	25%	37%
Stainless and aluminum	51	30	51	32
Fabrication and carbon plate	10	13	10	14
Bars, tubing and structurals	9	13	10	14
Other	5	4	4	3

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2005, and for the three-month and nine-month periods ended September 30 of 2005 and of 2004 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three-month and nine-month periods ended September 30 of 2005, and 2004, respectively:

	(In Millions, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income - as reported	$33.9	$17.4	$95.9	$50.7
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.2	0.5	0.6

Net income - pro forma	$33.7	$17.2	$95.4	$50.1

Earnings per share:
Basic - as reported	$1.34	$0.70	$3.80	$2.03

Basic - pro forma	$1.34	$0.69	$3.79	$2.01

Diluted - as reported	$1.30	$0.68	$3.70	$1.97

Diluted - pro forma	$1.28	$0.67	$3.66	$1.95

NOTE 3/INVENTORIES

Inventories were classified as follows:

	(In Millions)
	September 30, 2005	December 31, 2004
In process and finished products	$898.1	$600.8
Supplies	0.6	0.2

Total	$898.7	$601.0

Replacement cost of inventory exceeded stated LIFO value by $270 million and $335 million on September 30, 2005 and December 31, 2004, respectively. Approximately 70% and 92% of inventories are accounted for under the LIFO method at September 30, 2005 and December 31, 2004, respectively. Non-LIFO inventories consist primarily of stainless steel inventories at Integris Metals locations and inventories at the Company’s foreign locations.

NOTE 4/EARNINGS PER SHARE

	Dollars and Shares in Millions (except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share

Income from continuing operations	$33.9	$15.1	$95.9	$47.2
Less preferred stock dividends	0.1	—	0.2	0.2

Income from continuing operations available to common shareholders	$33.8	$15.1	$95.7	$47.0
Discontinued operations - adjustment to the gain on sale	—	2.3	—	3.5

Net income available to common stockholders	$33.8	$17.4	$95.7	$50.5

Average shares of common stock outstanding	25.2	25.0	25.2	24.9

Basic earnings per share from continuing operations	$1.34	$0.61	$3.80	$1.89
Discontinued operations - adjustment to the gain on sale	—	0.09	—	0.14

Basic earnings per share	$1.34	$0.70	$3.80	$2.03

Diluted earnings per share

Income from continuing operations available to common stockholders	$33.8	$15.1	$95.7	$47.0
Discontinued operations - adjustment to the gain on sale	—	2.3	—	3.5
Effect of convertible preferred stock	0.1	—	0.2	0.2

Net income available to common stockholders and assumed conversions	$33.9	$17.4	$95.9	$50.7

Average shares of common stock outstanding	25.2	25.0	25.2	24.9
Dilutive effect of stock options	0.7	0.6	0.6	0.6
Stock based compensation	0.1	—	—	0.1
Convertible preferred stock	0.1	0.1	0.1	0.1

Shares outstanding for diluted earnings per share calculation	26.1	25.7	25.9	25.7

Diluted earnings per share from continuing operations	$1.30	$0.59	$3.70	$1.83
Discontinued operations - adjustment to the gain on sale	—	0.09	—	0.14

Diluted earnings per share	$1.30	$0.68	$3.70	$1.97

Options to purchase 936,497 shares of common stock at prices ranging from $19.56 per share to $33.22 per share were outstanding during the third quarter and first nine months of 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during those periods. In the third quarter and the first nine months of 2004, options to purchase 1,564,890 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during those periods.

Upon conversion of the Company’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”), the holder of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the third quarter and first nine months of 2005, the Company’s average share price has not exceeded the conversion price of the 2024 Notes, therefore the conversion value was less than the principal amount of the 2024 Notes. Under the net share settlement method and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS. Therefore, the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under the Company’s 3.50% Convertible Senior Notes due 2024 because those potential shares are not dilutive. The maximum number of shares the Company may issue with respect to the 2024 Notes is 11,872,455.

NOTE 5/RESTRUCTURING RESERVE

The following summarizes restructuring accrual activity for the first nine months ended September 30, 2005:

	(In Millions)
	Employee related costs	Tenancy and other costs	Total restructuring costs
Balance at January 1, 2005	$1.0	$2.5	$3.5
Restructuring charges	2.4	—	2.4
Cash payments	(0.4)	(0.3)	(0.7)
Non-cash utilization of reserve	(0.8)	—	(0.8)

Balance at March 31, 2005	2.2	2.2	4.4
Restructuring charges	0.6	—	0.6
Cash payments	(0.6)	(0.1)	(0.7)
Non-cash utilization of reserve	(0.4)	—	(0.4)

Balance at June 30, 2005	1.8	2.1	3.9
Restructuring charges	0.3	—	0.3
Cash payments	(0.7)	(0.2)	(0.9)
Non-cash utilization of reserve	(0.1)	—	(0.1)
Reclassifications	(0.1)	0.1	—

Balance at September 30, 2005	$1.2	$2.0	$3.2

2005

The Company recorded a charge of $2.4 million in the first quarter and additional charges of $0.6 million in the second quarter and $0.3 million in the third quarter due to workforce reductions resulting from the integration of Integris Metals with the Company. The charges consist of costs for employees that were employed by the Company prior to the acquisition, including severance for 24 employees and other future cash outlays totaling $2.0 million and non-cash costs totaling $1.3 million for pensions and other post-retirement benefits. The September 30, 2005, accrual balance of $1.2 million will be paid through mid-2007. The Company may record additional charges for workforce reductions related to employees that were employed by the Company prior to the acquisition of Integris Metals as the integration process continues.

2004

The 2004 restructuring and plant closure costs totaled $3.6 million for facility consolidations and workforce reductions. The charge consisted of employee-related costs. The restructuring actions associated with the charge have been completed. During the third quarter of 2005, the Company completed the utilization of the reserve.

2003

In 2003, the Company recorded a charge of $5.3 million as a result of facility consolidations and workforce reductions. The charge consisted of employee-related costs. The Company also recorded a $0.9 million charge for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the 2003 charges have been completed. During the third quarter of 2005, the Company completed the utilization of the $5.3 million reserve.

NOTE 6/COMMITMENTS AND CONTINGENCIES

Ryerson Tull and its subsidiary Integris Metals are each named defendants in antitrust litigation. The Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the summary judgment motion of all of the defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows.

One of Integris Metals’ predecessors, RASCO, sold approximately 736,000 pounds of aluminum plate for use in the Northwest marine industry during the period RASCO was a division of Reynolds Metals Company. The aluminum plate, manufactured by Alcan, has now been determined to be unsuitable for marine use. Alcoa, the parent company of Reynolds Metals Company, has agreed to provide Integris Metals with defense and indemnity as to legal matters and claims associated with this matter for shipments prior to November 1, 2001. Based on the percentage of product purchased and shipped after November 2001, Integris Metals has recorded a $250,000 liability at December 31, 2004, related to its exposure. Alcoa has also organized an aluminum boat solutions team to identify and notify customers, involve the U.S. Coast Guard in inspection protocols and resolve any claims related to this matter.

As of September 30, 2005, there has been no change in the status of the antitrust litigation or the aluminum plate claim since the end of 2004.

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables the Company to provide expanded service capability in Mexico. The Company has guaranteed the borrowings of Coryer under Coryer’s credit facility. At September 30, 2005, the amount of the guaranty was $4.2 million.

NOTE 7/RETIREMENT BENEFITS

During the third quarter of 2005, the Company adopted a change to freeze the benefits accrued under the Integris Non-Union Pension Plan, a defined benefit pension plan, for certain salaried and wage employees of Integris Metals as of December 31, 2005, and instituted a defined contribution plan effective January 1, 2006. As a result of this action, the Company recognized a pension curtailment gain of $21.0 million in the third quarter of 2005 in accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” This curtailment gain does not impact the net periodic benefit cost presented below.

The following tables summarizes the components of net periodic benefit cost for the three-month and nine-month periods ended September 30 of 2005 and 2004 for employees covered by the Ryerson Tull Pension Plan, the Integris Non-Union Pension Plan, the Integris Union Pension Plan and postretirement benefits other than pensions:

	(In Millions) Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$2	$1	$1	$1
Interest cost	11	6	3	2
Expected return on assets	(11)	(7)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	3	2	1	1

Net periodic benefit cost	$5	$2	$4	$3

	(In Millions) Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$7	$2	$3	$2
Interest cost	30	19	10	8
Expected return on assets	(33)	(22)	—	—
Amortization of prior service cost	1	1	(3)	(3)
Recognized actuarial loss	9	6	2	2

Net periodic benefit cost	$14	$6	$12	$9

Contributions

The Company has no required ERISA contributions for 2005, but elected to make a voluntary contribution of $10.3 million to improve the funded ratio of the Ryerson Tull and the Integris Metals pension plans during the third quarter of 2005. At September 30, 2005, the Company does not have an estimate of potential contributions in the next twelve months.

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

The Company is in the process of finalizing third-party valuations of property, plant and equipment and intangible assets, and has not completed its assessment of exit costs related to the acquisition. Therefore, the allocation of the purchase price is subject to revision. Such revision could result in a material adjustment to the recorded assets and liabilities assumed.

On June 23, 2005, the Board of Directors of the Company approved a preliminary plan of facility consolidations and organizational restructuring resulting from the Company’s acquisition of Integris Metals. The detailed plan to integrate the operations of Integris Metals has not been completed. At this time, the Company expects to record exit costs of approximately $8 million to $12 million as part of the allocation of the acquisition cost of Integris Metals. As of September 30, 2005, the Company has recorded an $8.2 million liability for exit costs related to the acquisition of Integris Metals. The liability consists of future cash outlays for Integris Metals employee-related costs, including severance and other post-employment benefits, totaling $3.8 million, future cash outlays for tenancy and other costs totaling $3.3 million and non-cash costs of $1.1 million for pensions and other post-retirement benefits. During the first nine months of 2005, the Company made cash payments of $3.0 million for these employee-related and tenancy and other costs and utilized the $1.1 million reserve for pensions and other post-retirement benefits. The September 30, 2005 accrual balance of $4.1 million will be paid through 2010. The Company expects to finalize the allocation of the acquisition cost by the end of 2005, when the detailed integration plan is completed.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005:

	(In Millions) At January 4, 2005
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	403.1
Other current assets	14.3
Property, plant and equipment	176.6
Intangible assets	14.7
Goodwill	67.3
Other assets	10.8

Total assets acquired		929.4

Current liabilities	(159.7)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(124.3)

Total liabilities assumed		(518.0)

Net assets acquired		$411.4

The financial statements of the Company presented in this Form 10-Q include the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and proforma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma third quarter or first nine months of 2005 results are presented. Goodwill recorded in connection with the Integris Metals acquisition is not deductible for income tax purposes.

The following table compares third quarter and first nine months of 2005 reported results to the unaudited 2004 pro forma results of the Company which reflect the Company’s acquisitions of Integris Metals and J&F Steel, which was acquired on July 30, 2004, and its issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred at January 1, 2004:

	(In Millions, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 Pro forma	2005	2004 Pro forma
Net sales	$1,416.5	$1,436.2	$4,476.7	$3,993.1
Net income	33.9	27.4	95.9	89.6

Net income per share:
Basic	$1.34	$1.10	$3.80	$3.60

Diluted	$1.30	$1.06	$3.70	$3.49

NOTE 9/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at September 30, 2005:

	(In Millions)
	At September 30, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13.8	$2.9
Trademarks	0.9	—

Total	$14.7	$2.9

The weighted-average amortization period is 4.67 years in total, 3.67 years for customer relationships and 20 years for trademarks.

Aggregate Amortization expense (Dollars in millions)
For the three months ended September 30, 2005	$1.0
For the nine months ended September 30, 2005	$2.9

Estimated Amortization expense (Dollars in millions)
For the year ended 12/31/05	$3.9
For the year ended 12/31/06	$3.9
For the year ended 12/31/07	$3.9
For the year ended 12/31/08	$2.3
For the year ended 12/31/09	$—
For the years ended thereafter	$0.7

NOTE 10/LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2005 and December 31, 2004, respectively:

	(In Millions)
	September 30, 2005	December 31, 2004
Credit Facility	$657.6	$101.0
9 1/8% Notes due July 15, 2006	100.1	100.2
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,082.7	526.2
Less:
Short-term credit facility borrowings	27.6	—
9 1/8% Notes due within one year	100.1	—

Long-term debt	$955.0	$526.2

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

At September 30, 2005, the Company had $658 million outstanding funded borrowing under its revolving credit agreement, $29 million of letters of credit issued under the credit facility and $409 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then existing $525 million credit facility. At September 30, 2005, the weighted average interest rate on the borrowings under the revolving credit agreement was 5.7 percent. Amounts outstanding under the New Credit Facility bear interest, at the Company’s option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.75% and 1.50% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.75% and 2.50%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

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

$100 Million 9 1/8% Notes due 2006

At September 30, 2005, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 (the “2006 Notes”) remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At September 30, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Tull, Inc. and Ryerson Tull Procurement Corporation to The Bank of New York Trust Company, N.A., as Trustee, for the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

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

The 2024 Notes are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. Article 15 of the 2024 Notes Indenture provides for the conversion terms. The 2024 Notes Indenture provides that the conversion price will be adjusted downward (resulting in more shares of common stock being issued) if the Company (1) issues shares of common stock as a dividend or distribution on outstanding shares of common stock or effects a share split of its common stock, (2) issues to its holders of common stock short-term rights or warrants to subscribe for or purchase shares of common stock at a price per share less than current market value (subject to readjustment to the extent that such rights or warrants are not exercised prior to their expiration), (3) distributes shares of capital stock, evidences of indebtedness or other assets or property to its common stockholders, (4) makes any cash dividend or distribution to common stockholders in excess of $0.05 per share during any fiscal quarter or (5) makes a payment in respect of a tender offer or exchange offer for common stock at a price per share in excess of the then-current market price. Conversely, the conversion price will be adjusted upward to reflect any reverse stock split or share combination involving the common stock. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder.

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2005, $150 million of the Company’s 8 1/4% Senior Notes due 2011 (the “2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011. The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade.

NOTE 11/TAX PROVISION

In the third quarter of 2005, the Company recognized a tax benefit of $2.1 million as a result of a favorable settlement from an IRS examination.

In the second quarter of 2005, the Company recorded a $1.6 million valuation allowance against deferred tax assets as a result of changes in tax laws in the State of Ohio in the period.

NOTE 12/CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In November 2004, the Company issued 3.50% Convertible Notes due 2024 that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Tull Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued 8 1/4% Senior Notes due 2011 that are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation. The following condensed consolidating financial information as of September 30, 2005 and December 31, 2004 and for the three-month and nine-month periods ended September 30 of 2005 and 2004 is provided in lieu of separate financial statements for the Company and Ryerson Tull Procurement Corporation.

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$933.2	$1,442.2	$(958.9)	$1,416.5
Cost of materials sold	—	923.1	1,213.2	(958.9)	1,177.4

Gross profit	—	10.1	229.0	—	239.1
Warehousing and delivery	—	—	101.8	—	101.8
Selling, general and administrative expenses	0.3	0.8	92.4	—	93.5
Restructuring and plant closure costs	—	—	0.3	—	0.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.3)	9.3	62.1	—	71.1
Other income and expense, net	0.2	—	1.2	—	1.4
Interest and other expense on debt	(10.4)	—	(9.5)	—	(19.9)
Intercompany transactions:
Interest expense on intercompany loans	(11.5)	(2.3)	(3.8)	17.6	—
Interest income on intercompany loans	1.1	0.9	15.6	(17.6)	—

Income (loss) before income taxes	(20.9)	7.9	65.6	—	52.6
Provision (benefit) for income taxes	(9.9)	3.2	25.4		18.7
Equity in (earnings) loss of subsidiaries	(44.9)	—	(4.7)	49.6	—

Net income (loss)	$33.9	$4.7	$44.9	$(49.6)	$33.9

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$746.3	$907.6	$(755.2)	$898.7
Cost of materials sold	—	738.2	764.4	(755.2)	747.4

Gross profit	—	8.1	143.2	—	151.3
Warehousing and delivery	—	—	63.3	—	63.3
Selling, general and administrative expenses	2.8	0.7	53.3	—	56.8
Restructuring and plant closure costs	—	—	3.0	—	3.0
Gain on sale of assets	—	—	(2.3)	—	(2.3)

Operating profit (loss)	(2.8)	7.4	25.9	—	30.5
Interest and other expense on debt	(3.1)	—	(2.9)	—	(6.0)
Intercompany transactions:
Interest expense on intercompany loans	(6.2)	(1.5)	(5.8)	13.5	—
Interest income on intercompany loans	0.5	0.9	12.1	(13.5)	—

Income (loss) before income taxes	(11.6)	6.8	29.3	—	24.5
Provision (benefit) for income taxes	(2.1)	2.7	8.8		9.4
Equity in (earnings) loss of subsidiaries	(24.6)	—	(4.1)	28.7	—

Income (loss) from continuing operations	15.1	4.1	24.6	(28.7)	15.1
Discontinued operations – Inland Steel Company	2.3	—	—	—	2.3

Net income (loss)	$17.4	$4.1	$24.6	$(28.7)	$17.4

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,442.0	$4,541.3	$(2,506.6)	$4,476.7
Cost of materials sold	—	2,415.6	3,803.7	(2,506.6)	3,712.7

Gross profit	—	26.4	737.6	—	764.0
Warehousing and delivery	—	—	305.3	—	305.3
Selling, general and administrative expenses	0.8	2.5	266.7	—	270.0
Restructuring and plant closure costs	—	—	3.3	—	3.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.8)	23.9	189.9	—	213.0
Other revenue and expense, net	0.3	—	2.8	—	3.1
Interest and other expense on debt	(32.2)	—	(27.7)	—	(59.9)
Intercompany transactions:
Interest expense on intercompany loans	(29.7)	(6.4)	(12.0)	48.1	—
Interest income on intercompany loans	3.7	3.2	41.2	(48.1)	—

Income (loss) before income taxes	(58.7)	20.7	194.2	—	156.2
Provision (benefit) for income taxes	(23.7)	8.3	75.7		60.3
Equity in (earnings) loss of subsidiaries	(130.9)	—	(12.4)	143.3	—

Net income (loss)	$95.9	$12.4	$130.9	$(143.3)	$95.9

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,903.7	$2,419.8	$(1,925.2)	$2,398.3
Cost of materials sold	—	1,883.1	2,003.7	(1,925.2)	1,961.6

Gross profit	—	20.6	416.1	—	436.7
Warehousing and delivery	—	—	183.5	—	183.5
Selling, general and administrative expenses	(0.2)	2.0	160.1	—	161.9
Restructuring and plant closure costs	—	—	3.6	—	3.6
Gain on sale of assets	—	—	(4.7)	—	(4.7)

Operating profit (loss)	0.2	18.6	73.6	—	92.4
Other revenue and expense, net	0.1	—	—	—	0.1
Interest and other expense on debt	(9.3)	—	(6.7)	—	(16.0)
Intercompany transactions:
Interest expense on intercompany loans	(17.2)	(4.4)	(18.2)	39.8	—
Interest income on intercompany loans	1.3	3.5	35.0	(39.8)	—

Income (loss) before income taxes	(24.9)	17.7	83.7	—	76.5
Provision (benefit) for income taxes	(3.3)	7.1	25.5		29.3
Equity in (earnings) loss of subsidiaries	(68.8)	—	(10.6)	79.4	—

Income (loss) from continuing operations	47.2	10.6	68.8	(79.4)	47.2
Discontinued operations – Inland Steel Company	3.5	—	—	—	3.5

Net income (loss)	$50.7	$10.6	$68.8	$(79.4)	$50.7

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$95.9	$12.4	$130.9	$(143.3)	$95.9

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	30.3	—	30.3
Equity in earnings of subsidiaries	(130.9)	—	(12.4)	143.3	—
Deferred income taxes	11.3	—	14.5	—	25.8
Deferred employee benefit cost/funding	(0.1)	—	5.6	—	5.5
Restructuring and plant closure costs	—	—	1.3	—	1.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)
Change in:
Receivables	—	—	(15.4)	—	(15.4)
Inventories	—	—	108.2	—	108.2
Other assets	4.6	—	(6.0)	—	(1.4)
Intercompany receivable/payable	(50.8)	(48.1)	98.9	—	—
Accounts payable	(0.8)	(9.1)	(31.0)	—	(40.9)
Accrued liabilities and accrued taxes payable	(40.5)	1.1	(13.8)	—	(53.2)
Other items	1.1	—	(2.4)	—	(1.3)

Net adjustments	(206.1)	(56.1)	150.2	143.3	31.3

Net cash provided by (used in) operating activities	(110.2)	(43.7)	281.1	—	127.2

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(411.4)	—	1.1	—	(410.3)
Capital expenditures	—	—	(24.3)	—	(24.3)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(485.3)	485.3	—
Loan repayment from related companies	—	33.3	3.7	(37.0)	—
Proceeds from sales of assets	—	—	19.6	—	19.6

Net cash provided by (used in) investing activities	(411.4)	33.3	(485.9)	448.3	(415.7)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	245.0	—	1,245.6	—	1,490.6
Repayment of credit facility borrowings	(150.0)	—	(811.3)	—	(961.3)
Net short-term proceeds under credit facility	—	—	27.6	—	27.6
Proceeds from intercompany borrowing	485.3	—	—	(485.3)	—
Repayment of intercompany borrowing	(33.3)	(3.7)	—	37.0	—
Net decrease in book overdrafts	—	14.1	(19.7)	—	(5.6)
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Dividends paid	(3.9)	—	—	—	(3.9)
Proceeds from stock option exercises	0.9	—	—	—	0.9

Net cash provided by (used in) financing activities	533.3	10.4	208.2	(448.3)	303.6

Net increase in cash and cash equivalents	11.7	—	3.4	—	15.1
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)

Net change in cash and cash equivalents	11.7	—	3.0	—	14.7
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$12.3	$—	$20.8	$—	$33.1

RYERSON TULL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$50.7	$10.6	$68.8	$(79.4)	$50.7

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	$—	$—	$16.3	$—	16.3
Equity in earnings of subsidiaries	(68.8)	—	(10.6)	79.4	—
Discontinued operations – adjustment to the gain on sale, net of tax	(3.5)	—	—	—	(3.5)
Gain on the sale of assets	—	—	(4.7)	—	(4.7)
Deferred income taxes	(0.3)	—	12.0	—	11.7
Deferred employee benefit cost/funding	—	—	(12.2)	—	(12.2)
Restructuring and plant closure costs	—	—	3.3	—	3.3
Change in:
Receivables	0.6	—	(205.3)	—	(204.7)
Inventories	—	—	(82.5)	—	(82.5)
Income tax receivable and other assets	5.0	—	(1.3)	—	3.7
Intercompany receivable/payable	(1.8)	(108.0)	109.8	—	—
Accounts payable	(0.5)	67.5	29.1	—	96.1
Accrued liabilities and accrued taxes payable	(0.1)	0.8	8.4	—	9.1
Other items	0.5	—	(2.1)	—	(1.6)

Net adjustments	(68.9)	(39.7)	(139.8)	79.4	(169.0)

Net cash used in operating activities	(18.2)	(29.1)	(71.0)	—	(118.3)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(37.9)	—	(37.9)
Capital expenditures	—	—	(21.4)	—	(21.4)
Investments in joint venture	—	—	(2.0)	—	(2.0)
Investment in non-guarantor subsidiaries	(0.7)	—	—	0.7	—
Loan to joint venture	(0.5)	—	(2.7)	—	(3.2)
Loan repayment from joint venture	—	—	2.0	—	2.0
Loan to related companies	—	—	(43.7)	43.7	—
Loan repayment from related companies	—	3.8	—	(3.8)	—
Proceeds from sales of assets	—	—	16.0	—	16.0

Net cash provided by (used in) investing activities	(1.2)	3.8	(89.7)	40.6	(46.5)

FINANCING ACTIVITIES
Redemption of debt assumed in acquisition	—	—	(13.5)	—	(13.5)
Proceeds from credit facility borrowings	—	—	486.0	—	486.0
Repayment of credit facility borrowings	—	—	(305.0)	—	(305.0)
Net short-term repayments under credit facility	—	—	(6.0)	—	(6.0)
Proceeds from intercompany borrowing	39.6	4.1	—	(43.7)	—
Repayment of intercompany borrowing	(3.8)	—	—	3.8	—
Net increase/(decrease) in book overdrafts	—	21.2	(0.7)	—	20.5
Capital contribution from parent	—	—	0.7	(0.7)	—
Borrowing agreement issuance costs	(1.2)	—	—	—	(1.2)
Dividends paid	(3.9)	—	—	—	(3.9)
Stock option exercise	1.6	—	—	—	1.6

Net cash provided by (used in) financing activities	32.3	25.3	161.5	(40.6)	178.5

Net increase in cash and cash equivalents	12.9	—	0.8	—	13.7
Effect of exchange rate changes on cash	—	—	1.2	—	1.2

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net change in cash and cash equivalents	12.9	—	2.0	—	14.9
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$13.9	$—	$14.7	$—	$28.6

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$12.3	$—	$20.8	$—	$33.1
Restricted cash	—	—	0.6	—	0.6
Receivables less provision for allowances, claims and doubtful accounts	—	—	724.4	—	724.4
Inventories	—	—	898.7	—	898.7
Prepaid expenses and other current assets	3.0	—	18.0	(2.3)	18.7
Intercompany receivable	23.7	271.4	—	(295.1)	—

Total Current Assets	39.0	271.4	1,662.5	(297.4)	1,675.5
Investments and advances	1,579.8	—	93.8	(1,651.5)	22.1
Intercompany notes receivable	—	—	727.0	(727.0)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	402.7	—	402.7
Deferred income taxes	81.4	—	60.6	—	142.0
Intangible pension asset	—	—	9.0	—	9.0
Other intangibles	—	—	11.8	—	11.8
Excess of cost over net assets acquired	—	—	67.3	—	67.3
Deferred charges and other assets	20.0	—	4.5	—	24.5

Total Assets	$1,720.2	$271.4	$3,039.2	$(2,675.9)	$2,354.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2.5	$129.8	$140.9	$—	$273.2
Intercompany payable	—	—	295.1	(295.1)	—
Salaries, wages and commissions	—	—	43.9	—	43.9
Other current liabilities	3.8	4.1	56.3	(2.3)	61.9
Current portion of long-term debt	100.1	—	27.6	—	127.7

Total Current Liabilities	106.4	133.9	563.8	(297.4)	506.7
Long-term debt	420.0	—	535.0	—	955.0
Long-term debt—Intercompany	661.2	65.8	—	(727.0)	—
Deferred employee benefits and other credits	1.1	—	360.6	—	361.7

Total Liabilities	1,188.7	199.7	1,459.4	(1,024.4)	1,823.4

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	480.8	71.7	1,568.0	(1,639.7)	480.8

Total Stockholders’ Equity	531.5	71.7	1,579.8	(1,651.5)	531.5

Total Liabilities and Stockholders’ Equity	$1,720.2	$271.4	$3,039.2	$(2,675.9)	$2,354.9

RYERSON TULL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4
Restricted cash	—	—	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	—	—	465.4	—	465.4
Inventories	—	—	601.0	—	601.0
Prepaid expenses and other assets	0.8	—	1.8	—	2.6
Deferred income taxes	—	—	12.5	(2.7)	9.8
Intercompany receivable	—	223.3	—	(223.3)	—

Total Current Assets	1.4	223.3	1,099.3	(226.0)	1,098.0
Investments and advances	1,033.1	—	77.3	(1,092.4)	18.0
Intercompany notes receivable	—	—	245.4	(245.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	239.3	—	239.3
Deferred income taxes	92.8	—	59.1	—	151.9
Intangible pension asset	—	—	9.0	—	9.0
Deferred charges and other assets	13.7	—	2.4	—	16.1

Total Assets	$1,141.0	$223.3	$1,731.8	$(1,563.8)	$1,532.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3.4	$124.7	$94.2	$—	$222.3
Intercompany payable	27.1	—	196.2	(223.3)	—
Salaries, wages and commissions	—	—	31.9	—	31.9
Deferred income taxes	2.7	—	—	(2.7)	—
Other current liabilities	39.5	3.1	26.7	—	69.3

Total Current Liabilities	72.7	127.8	349.0	(226.0)	323.5
Long-term debt	425.2	—	101.0	—	526.2
Long-term debt—intercompany	209.2	36.2	—	(245.4)	—
Deferred employee benefits and other credits	1.1	—	248.7	—	249.8

Total Liabilities	708.2	164.0	698.7	(471.4)	1,099.5

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	382.1	59.3	1,021.3	(1,080.6)	382.1

Total Stockholders’ Equity	432.8	59.3	1,033.1	(1,092.4)	432.8

Total Liabilities and Stockholders’ Equity	$1,141.0	$223.3	$1,731.8	$(1,563.8)	$1,532.3

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

The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows because the Company ceased granting stock options in 2003. The Company plans to implement SFAS 123R as of January 1, 2006.

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

SFAS 151

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

The acquisition immediately increased the Company’s earnings. The Company expects to capture annualized cost synergies in excess of $50 million resulting from the consolidation of facilities and integration of administrative functions. The consolidation of facilities and integration of administrative functions will impact approximately 20 facilities and 400 employees. The detailed plan to integrate the operations of Integris Metals has not been completed. The Company has estimated that the expected total pre-tax charge related to the exit and disposal activities will range from $7 million to $11 million, primarily attributable to non-Integris facilities and employees. The charge consists of employee-related costs including severance and post-retirement benefits, and tenancy and other costs. Approximately half of the charge for exit and disposal activities is expected to result in cash expenditures. Most of this charge will be recorded during 2006 in accordance with FASB Statement of Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities and related accounting guidance.

The Company also expects to incur additional operating expenses and cash outflows totaling approximately $5 million to $8 million, primarily for the cost of moving equipment and inventory resulting from the facility closures and consolidation with existing locations during 2006.

In 2004, the Company commenced an upgrade of its systems capability through consolidating its multiple information technology operating platforms onto one integrated SAP platform, with an estimated completion date of late 2007. As previously disclosed, the Company also intends to consolidate systems at Integris Metals, acquired in January of 2005, and J&F Steel, acquired in July of 2004, to the SAP platform. Due to the number of Integris Metals and J&F Steel facilities that will need to be converted, the full implementation of SAP will require additional time and will incur additional capital expenditures and implementation expenses in future fiscal years. The Company now anticipates total expenditures of $65 million for the Company-wide conversion, $32 million of which are capital expenditures, with completion by the end of 2008. Through the third quarter of 2005, the Company has already spent $28 million, $21 million of which were capital expenditures.

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the nine months ended September 30, 2005 includes the financial results of Integris Metals for all but the first three days of the period. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that management believes are significant, separate and apart from the impact of the Integris Metals’ acquisition.

Supplemental information with comparisons of third quarter and first nine months of 2005 Statement of Operations data to pro forma data for the comparable periods in 2004 is presented in a separate section below under the subheading “Supplemental Information – Pro Forma Comparisons.”

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s (excluding Integris Metals and J&F Steel) financial results. The metals service center industry experienced a significant recovery during 2004, which has continued through the first nine months of 2005, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, all of which combined to substantially increase metals selling prices.

Results of Operations - Comparison of Third Quarter 2005 to Third Quarter 2004

The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes among its operating subsidiaries.

For the third quarter of 2005, the Company reported consolidated net income of $33.9 million, or $1.30 per diluted share, as compared with net income of $17.4 million, or $0.68 per diluted share, in the year-ago quarter.

Included in the third quarter 2005 results are a $21.0 million pension curtailment gain, $12.7 million after-tax or $0.49 per diluted share, a $6.6 million gain, $4.0 million after-tax or $0.15 per diluted share, on the sale of properties in Illinois, Florida and Georgia and a pretax charge of $0.3 million, $0.2 million after-tax or $0.01 per share, associated with workforce reductions resulting from the acquisition of Integris Metals. Of the $0.3 million accrual, $0.2 million represents future cash outflows. The Company expects to realize future annual cost and cash flow savings of $0.3 million from this restructuring action. The Company also recognized an income tax benefit of $2.1 million, or $0.08 per share, as a result of a favorable settlement from an IRS examination in the third quarter of 2005.

Included in the third quarter 2004 results are a pretax charge of $3.0 million, $1.8 million after-tax or $0.07 per share, associated with a plant consolidation and also includes a $2.3 million pretax, $1.4 million after-tax or $0.05 per share, gain on the sale of property in Oregon and Indiana and a $2.3 million, or $0.09 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company, a discontinued operation.

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2005 and 2004, respectively:

	Three Months Ended September 30,
Product Line	2005	2004
Carbon flat rolled	25%	40%
Stainless and aluminum	51	30
Fabrication and carbon plate	10	13
Bars, tubing and structurals	9	13
Other	5	4

Total	100%	100%

Sales volume. Sales for the third quarter of 2005 increased 58 percent to $1,416.5 million from the same period a year ago. The increase in sales was primarily the result of the acquisition of Integris Metals on January 4, 2005. The Company also benefited from one additional month’s sales contribution from J&F Steel, which was purchased on July 30, 2004. Average selling price increased 27 percent, while volume increased 24 percent, from the third quarter of 2004. Tons shipped in the third quarter of 2005 increased to 883,000 from 710,000 in the year-ago period, due entirely to the effect of acquisitions.

Gross profit. Gross profit per ton of $270 in the third quarter of 2005 increased from $213 per ton in the year-ago quarter primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the third quarter of 2005 increased slightly to 16.9 percent from 16.8 percent a year ago.

Operating expenses. Total operating expenses increased 39 percent to $168.0 million in the third quarter of 2005 from $120.8 million a year ago. Warehousing and delivery expenses increased 61 percent to $101.8 million in the third quarter of 2005 from $63.3 million a year ago. The increase was due to three months’ expenses of Integris Metals ($32.3 million) and one month’s expense of J&F Steel ($1.0 million), and to higher delivery costs ($2.6 million), labor costs ($1.8 million), higher benefit expenses ($0.7 million) and repair and maintenance costs ($0.9 million). Selling, general and administrative expenses increased 65 percent to $93.5 million in the third quarter of 2005 from $56.8 million a year ago. The increase was primarily due to three months’ expenses of Integris Metals ($35.4 million) and one month’s expenses of J&F Steel ($0.4 million) and to higher facility integration costs ($1.1 million) and higher stock-based compensation expense ($1.0 million). Third quarter 2005 operating expenses also include the $21.0 million pension curtailment gain, the $6.6 million gain on sales of assets and the $0.3 million restructuring charge discussed above. On a per ton basis, third quarter 2005 total operating expenses increased to $190 per ton from $170 per ton in the year-ago period. Aluminum is lighter in weight than carbon steel, and stainless steel is processed more slowly because of its surface-critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless steel after the acquisition of Integris Metals, operating expenses per ton are higher than historical levels.

Operating profit. For the quarter, the Company reported an operating profit of $71.1 million, or $80 per ton, compared to an operating profit of $30.5 million, or $43 per ton, in the year-ago period. The improvement was largely attributable to the strength in the economic environment, the acquisition of Integris Metals and the pension curtailment gain.

Interest and other expense on debt. Interest and other expense on debt increased to $19.9 million from $6.0 million in the year-ago quarter, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the third quarter of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, higher interest rates on credit facility debt and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the third quarter of 2005, the Company recorded income tax expense of $18.7 million compared to a $9.4 million income tax expense in the third quarter of 2004. The effective tax rate was 35.6% in the third quarter of 2005 compared to 38.3% in the third quarter of 2004. The decrease in the effect tax rate is primarily due to recognizing a $2.1 million tax benefit as a result of a favorable settlement from an IRS examination.

Results of Operations - Comparison of First Nine Months 2005 to First Nine Months 2004

In the first nine months of 2005, the Company reported consolidated net income of $95.9 million, or $3.70 per diluted share, as compared with net income of $50.7 million, or $1.97 per diluted share, in the year-ago quarter.

Included in the first nine months 2005 results are a pension curtailment gain of $21.0 million, $12.7 million after-tax or $0.49 per diluted share, a pretax charge of $3.3 million, $2.0 million after-tax or $0.08 per diluted share, associated with workforce consolidations resulting from the acquisition of Integris Metals and a gain on the sale of assets of $6.6 million, $4.0 million after-tax or $0.16 per diluted share.

Included in the first nine months 2004 results are a pretax charge of $3.6 million, or $2.2 million after-tax or $0.08 per share, associated with plant consolidations and workforce reductions. 2004 also included a $4.7 million pretax, $2.8 million after-tax or $0.11 per share, gain on the sale of property and a $3.5 million, or $0.14 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company, a discontinued operation.

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2005 and 2004, respectively:

	Nine Months Ended September 30,
Product Line	2005	2004
Carbon flat rolled	25%	37%
Stainless and aluminum	51	32
Fabrication and carbon plate	10	14
Bars, tubing and structurals	10	14
Other	4	3

Total	100%	100%

Sales volume. Sales in the first nine months of 2005 increased 87 percent to $4,476.7 million from the same period a year ago. The increase in sales was primarily the result of the acquisition of Integris Metals on January 4, 2005. The Company also benefited from seven additional months’ sales contribution from J&F Steel, which was purchased on July 30, 2004. Average selling price increased 48 percent, while volume increased 26 percent, from the first nine months of 2004. Tons shipped in the first nine months of 2005 increased to 2,679,000 from 2,125,000 in the year-ago period, due entirely to the effect of acquisitions.

Gross profit. Gross profit per ton of $285 in the first nine months of 2005 increased from $205 per ton in the year-ago period primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the first nine months of 2005 declined to 17.1 percent from 18.2 percent a year ago, primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 60 percent to $551.0 million in the first nine months of 2005 from $344.3 million a year ago. Warehousing and delivery expenses increased 66 percent to $305.3 million in the first nine months of 2005 from $183.5 million a year ago. The increase was due to nine months’ expenses of Integris Metals ($96.1 million) and seven months’ expenses of J&F Steel ($5.6 million), and to higher delivery costs ($6.5 million), labor costs ($4.2 million), operating supplies ($1.7 million), repair and maintenance costs ($2.2 million) and employee benefit costs ($1.7 million). Selling, general and administrative expenses increased 67 percent to $270.0 million in the first nine months of 2005 from $161.9 million a year ago. The increase was primarily due to nine months’ expenses of Integris Metals ($102.6 million) and seven months’ expenses of J&F Steel ($4.7 million) and to higher professional fees ($1.9 million) and stock-based compensation expense ($1.8 million). First nine month 2005 operating expenses also include the $21.0 million pension curtailment gain, the $6.6 million gain on sale of assets and the $3.3 million restructuring charge discussed above. On a per ton basis, first nine month 2005 total operating expenses increased to $206 per ton from $162 per ton in the year-ago period. Aluminum is lighter in weight than carbon, and stainless is processed more slowly because of its surface-critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless after the acquisition of Integris Metals, operating expenses per ton are higher than historical levels.

Operating profit. For the first nine months of 2005, the Company reported an operating profit of $213.0 million, or $79 per ton, compared to an operating profit of $92.4 million, or $43 per ton, in the year-ago period. The improvement was largely attributable to the strength in the economic environment and the acquisition of Integris Metals.

Interest and other expense on debt. Interest and other expense on debt increased to $59.9 million in the first nine months of 2005 from $16.0 million in the year-ago period, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the first nine months of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, higher interest rates on credit facility debt and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the first nine months of 2005, the Company recorded income tax expense of $60.3 million compared to a $29.3 million income tax expense in the first nine months of 2004. The effective tax rate was 38.6% in the first nine months of 2005 compared to 38.3% in the first nine months of 2004. The tax expense for the first nine months of 2005 includes recording a $1.6 million valuation allowance against deferred tax assets as a result of tax law changes in the State of Ohio in the second quarter of 2005 and recognizing a benefit of $2.1 million in the third quarter of 2005 for the favorable settlement of an IRS examination.

Supplemental Information – Pro Forma Comparisons

Management’s discussion below reflects its analysis of the pro forma data presented below. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data for both the three-month and nine-month periods presented below reflects the Company’s acquisitions of J&F Steel and Integris Metals and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004.

Comparison of third quarter 2005 Statement of Operations Data to pro forma third quarter 2004 Statement of Operations Data

	(Dollars in Millions, Except Per Share Data) Three Months Ended September 30,
	2005	2004 Pro forma
Tons shipped	883,000	903,000
Net sales	$1,416.5	$1,436.2
Gross profit	$239.1	$239.2
Operating expenses	$168.0	$182.9
Operating profit	$71.1	$56.3
Interest and other expenses	$18.5	$15.9
Net income	$33.9	$27.4
Diluted earnings per share	$1.30	$1.06

Sales volume. The 1% decrease in net sales year-over-year reflects a 1% increase in average selling price offset by a 2% tonnage decline. The decline is largely in carbon flat-rolled steel products.

Gross profit. Gross profit of $239.1 million or $270 per ton in the third quarter 2005 increased slightly on a per ton basis compared to $239.2 million, or $265 per ton a year ago. Gross profit as a percent of sales in the third quarter of 2005 increased to 16.9% from 16.7% a year ago.

Operating expenses. Total operating expenses decreased 8% to $168.0 million in the third quarter of 2005 from $182.9 million a year ago. The 2005 period included a $21 million pension curtailment gain, partially offset by higher delivery costs ($2.2 million), labor costs ($2.3 million) and integration implementation expenses.

Interest and other expenses. Interest and other expenses, primarily interest expense on debt, increased to $18.5 million from $15.9 million in the year-ago quarter on a pro forma basis, primarily due to increased working capital requirements and higher interest rates on credit facility debt.

Comparison of First Nine Months 2005 Statement of Operations Data to Pro forma First Nine Months 2004 Statement of Operations Data

	(Dollars in Millions, Except Per Share Data) Nine Months Ended September 30,
	2005	2004 Pro forma
Tons shipped	2,679,000	2,817,000
Net sales	$4,476.7	$3,993.1
Gross profit	$764.0	$719.1
Operating expenses	$551.0	$536.0
Operating profit	$213.0	$183.1
Interest and other expenses	$56.8	$45.5
Net income	$95.9	$89.6
Diluted earnings per share	$3.70	$3.49

Sales volume. The 12% increase in net sales year-over-year reflects an 18% increase in average selling price offset by a 5% tonnage decline. The decline is largely in carbon flat-rolled steel products.

Gross profit. Gross profit of $764.0 million or $285 per ton in the first nine months of 2005 compared favorably to $719.1 million, or $255 per ton a year ago, mainly due to higher prices in the 2005 period. Gross profit as a percent of sales in the first nine months of 2005 declined to 17.1% from 18.0% a year-ago, largely due to the substantially higher material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 3% to $551.0 million in the first nine months of 2005 from $536.0 million a year-ago. The increase was mainly due to higher delivery costs ($6.0 million), labor costs ($4.9 million), data processing contractors, data network expenses and SAP implementation costs ($3.7 million), operating supplies ($2.3 million), utilities ($1.1 million), repair and maintenance costs ($1.0 million), stock-based compensation ($1.8 million) and professional fees ($1.9 million) in the first nine months of 2005. The first nine months of 2005 included a $21.0 million pension curtailment gain.

Interest and other expenses. Interest and other expenses, primarily interest expense on debt, increased to $56.8 million from $45.5 million in the first nine months of 2004 on a pro forma basis, primarily due to increased working capital requirements and higher interest rates on credit facility debt.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility. Our principal source of operating cash is from the sale of metals and other materials. Our principal uses of cash are for payments associated with the procurement and processing of our metals and other materials inventories, costs incurred for the warehousing and delivery of our inventories and the selling and administrative costs of our business, and for capital expenditures.

The Company had cash and cash equivalents at September 30, 2005 of $33.1 million, compared to $18.4 million at December 31, 2004. At September 30, 2005, the Company had $1,082.7 million total debt outstanding, a debt to capitalization ratio of 67% and $409 million available under its revolving credit facility.

Net cash provided by operating activities was $127.2 million in the first nine months of 2005, primarily due to net income of $95.9 million during the first nine months of 2005. Net cash provided by operating activities included a $108.2 million from the reduction of inventories, partially offset by reductions in accounts payable of $40.9 million and accrued taxes payable of $44.3 million. The cash provided by inventory reductions is due to better management of inventory levels and sharing of inventory stocks between the Integris Metals facilities and the Company’s other facilities. The reduction in accounts payable is attributable to reduced purchases of inventory as the Company uses its on-hand inventory. The Company also made income tax payments of $75.5 million in the first nine months of 2005.

During the first quarter of 2005, the Company acquired Integris Metals, in which the Company invested a total of approximately $644.3 million, by paying $410.3 million in cash, net of $1.1 million of cash acquired, and by assuming $234.0 million of Integris’ then-existing debt. Ryerson Tull paid for the acquisition with funds borrowed under the Company’s new credit facility discussed below under “Credit Facility.”

In addition to the Integris Metals acquisition, net cash used for investing included capital expenditures of $24.3 million. Separately, the Company received $5.5 million from the sale of a facility in the state of Washington in the first quarter of 2005 and $12.7 million from the sale of facilities in the states of Illinois, Florida and Georgia in the third quarter of 2005.

Net cash provided by financing activities during the first nine months of 2005 was $303.6 million, with the entire funding provided by borrowings under the Company’s revolving credit facility. During the first nine months of 2005, the Company also paid $10.1 million of fees associated with amending the revolving credit facility.

Total Debt

As a result of the increased borrowings under the revolving credit facility, primarily to purchase Integris Metals, total debt in the Consolidated Balance Sheet increased to $1,082.7 million at September 30, 2005 from $526.2 million at December 31, 2004.

Total debt outstanding as of September 30, 2005 consisted of the following amounts: $658 million borrowing under the Credit Facility, $100 million 9 1/8% Notes, $175 million 3.50% Convertible Senior Notes, and $150 million 8 1/4% Senior Notes. Discussion of each of these borrowing arrangements follows.

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

At September 30, 2005, the Company had $658 million outstanding funded borrowing under its revolving credit agreement, $29 million of letters of credit issued under the credit facility and $409 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then-existing $525 million credit facility. The Company was in compliance with the revolving credit facility covenants at September 30, 2005. At September 30, 2005, the weighted average interest rate on the borrowings under the revolving credit agreement was 5.7 percent.

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

$100 Million 9 1/8% Notes due 2006

At September 30, 2005, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at September 30, 2005.

$175 Million 3.50% Convertible Senior Notes due 2024

At September 30, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Tull, Inc. and Ryerson Tull Procurement Corporation to The Bank of New York Trust Company, N.A., as Trustee, for the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

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

The 2024 Notes are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. Article 15 of the 2024 Notes Indenture provides for the conversion terms. The 2024 Notes Indenture provides that the conversion price will be adjusted downward (resulting in more shares of common stock being issued) if the Company (1) issues shares of common stock as a dividend or distribution on outstanding shares of common stock or effects a share split of its common stock, (2) issues to its holders of common stock short-term rights or warrants to subscribe for or purchase shares of common stock at a price per share less than current market value (subject to readjustment to the extent that such rights or warrants are not exercised prior to their expiration), (3) distributes shares of capital stock, evidences of indebtedness or other assets or property to its common stockholders, (4) makes any cash dividend or distribution to common stockholders in excess of $0.05 per share during any fiscal quarter or (5) makes a payment in respect of a tender offer or exchange offer for common stock at a price per share in excess of the then-current market price. Conversely, the conversion price will be adjusted upward to reflect any reverse stock split or share combination involving the common stock. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder.

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2005, $150 million of the Company’s 8 1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of September 30, 2005. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade.

Pension Funding

At December 31, 2004, pension liabilities exceeded trust assets by $95 million for the Ryerson Tull Pension Plan and by $59 million for the Integris Pension Plan. The Company does not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2005 but could have future sizable pension contribution requirements for the Ryerson Tull Pension Plan as well as the Integris Pension Plan. The Company made a voluntary contribution of $10.3 million in the third quarter of 2005 to improve the plans’ funded status. Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2006.

Contractual Obligations

The following table presents the Company’s contractual obligations at September 30, 2005:

	Payments Due by Period (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Notes	$250	$100	$—	$—	$150
Convertible Senior Note	175	—	—	175	—
Credit Facility	658	28	—	630	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	358	63	111	83	101
Purchase Obligations	65	65	—	—	—
Operating leases	99	24	35	19	21

Total	$1,605	$280	$146	$907	$272

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Business Outlook

The Company’s business had been impacted by decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003, due to softening demand from customers in the manufacturing sector of the U.S. economy. Commencing in the fourth quarter of 2003 through year-end 2004, the Company experienced an increase in demand and prices for its product, including significant material surcharges imposed by the metal producers and availability constraints in certain products. The first three quarters of 2005 experienced continued strong demand and stable pricing in most products with some moderate softening in the third quarter of 2005 due to seasonal shutdown activity and customer inventory adjustments. The Company expects a seasonal slowdown in the fourth quarter due to the holiday season and customer shutdowns. In 2006 the Company expects moderately softer but reasonably stable metals pricing. However, higher inflation and short term interest rates and their subsequent impact on metals demand and pricing is difficult to predict. We expect demand and pricing to remain stronger in 2006 relative to 2000-03 levels but the Company is unable to predict the duration of the current economic cycle.

Liquidity Outlook

The Company believes that cash flow from operations and proceeds from its revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. During the third quarter of 2005, the Company actively worked down its inventory levels and the resulting cash flow combined with operating earnings were the primary cause for a reduction in revolving credit borrowings of $167 million. The Company continues to pursue inventory reductions that will generate cash flow, which would be used primarily to reduce debt.

On July 15, 2006, the Company’s $100 million 9 1/8% Notes will be due for redemption. As discussed above under “Credit Facility,” availability blocks under the Company’s revolving credit agreement will be set aside beginning January 15, 2006 to provide funds to repay the 2006 Notes.

The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to market conditions at that time.

Planned Change in Accounting Principle

During the fourth quarter of 2005, the Company expects to change its application of the LIFO method of inventory valuation for the domestic component of its inventory. The Company expects to record a one-time charge to cost of materials sold of an estimated $5 million to $15 million, related to the implementation of a uniform LIFO method of inventory valuation. The Company believes that this change in application of LIFO method for its US operations will result in a better matching of material costs with revenues and facilitate the integration of operations. The cumulative effect of adopting the new method of pooling inventory is not reasonably determinable. Accordingly, such change will be accounted for prospectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps were designated as cash flow hedges and had an asset value of approximately $1.5 million at September 30, 2005.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $3.7 million outstanding at September 30, 2005, and a liability value of $0.2 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of September 30, 2005, the Company had no metal commodity futures or options contracts outstanding.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,123 million at September 30, 2005 and $542 million at December 31, 2004, as compared with the carrying value of $1,083 million and $526 million at September 30, 2005 and December 31, 2004, respectively. Approximately 39.3 percent and 80.8 percent of the Company’s debt was at fixed rates of interest at September 30, 2005 and December 31, 2004, respectively.

Item 4. Controls and Procedures

Evaluations required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. During the quarter ended September 30, 2005, the Company converted several additional service centers to its integrated information technology platform as part of its plan to consolidate its multiple information technology platforms onto one integrated SAP program, with completion by the end of 2008. This conversion constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2005.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company had no issuer repurchases to be reported pursuant to Regulation S-K Item 703 of the Securities Exchange Act of 1934.

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
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: November 7, 2005

Part I — Schedule A

RYERSON TULL, INC.

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions, except share and per share amounts)

	September 30, 2005		December 31, 2004
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value) 79,968 shares issued and outstanding as of September 30, 2005 and December 31, 2004		$0.1		$0.1

Common stock ($1 par value) 50,556,350 shares issued as of September 30, 2005 and December 31, 2004		50.6		50.6

Capital in excess of par value		853.6		857.5

Retained earnings
Balance beginning of year	$370.0		$320.7

Net income	95.9		54.5

Dividends
Series A preferred stock - $1.80 per share in 2005 and $2.40 per share in 2004	(0.2)		(0.2)
Common Stock - $0.15 per share in 2005 and $0.20 per share in 2004	(3.8)	461.9	(5.0)	370.0

Restricted stock awards		(0.6)		(0.1)

Treasury stock, at cost - 25,318,182 as of September 30, 2005 and 25,539,305 as of December 31, 2004		(739.5)		(746.2)
Accumulated other comprehensive income (loss)
Minimum pension liability	(104.6)		(104.6)
Unrealized gain on interest rate swaps	0.3		—
Foreign currency translation	9.7	(94.6)	5.5	(99.1)

Total Stockholders’ Equity		$531.5		$432.8

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Copy of the Restated Certificate of Incorporation of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Excerpt of 2005 Endorsement of Company’s Accident Insurance Policy as related to outside directors’ insurance (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.17*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.16 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.18 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.26*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.27	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Tull Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28	Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Tull, Inc., the U.S. Subsidiaries of Ryerson Tull, Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. Agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.29	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Tull Canada, INC., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.30*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31*	Form of restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.32*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.33*	Form of 2005 performance award agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.34*	2004 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.35*	2005 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.36*	Named Executive Officer Merit Increases effective January 31, 2005 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.37*	Director Compensation Summary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.38*	Form of Option Agreement Under the Ryerson Tull Directors’ Compensation Plan (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.