Form 10-Q/A
period 2005-03-31
RYERSON INC.
filed 2006-03-31
CIK 790528

First Quarter—2005

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

RYERSON INC.

(a Delaware Corporation)

2621 West 15th Place

Chicago, Illinois 60608

Telephone: (773) 762-2121

(formerly known as Ryerson Tull, Inc.)

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

This amended Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and the Company’s business are: cyclicality of our business, due to the cyclical nature of our customers’ businesses; managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins; managing inventory and other costs and expenses; consolidation in the metals manufacturing industry, from which we purchase product, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability; remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources; whether our growth strategies, including our marketing programs and acquisitions, will generate sufficient additional sales to increase our market share or profitability; whether we can integrate acquisitions such as Integris Metal successfully without loss of key employees or customers; the timing and cost of our consolidation of our multiple information technology platforms to a single SAP platform, particularly in light of the number of facilities acquired when we purchased Integris Metals; our ability to improve financial control over financial reporting and remediate our material weakness; our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability; and our substantial debt, with a debt-to-capitalization ratio of 74% at March 31, 2005, with $167 million available under our credit facility, and with outstanding notes aggregating $425 million, including $100 million 9 1/8% Notes due July 15, 2006. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RYERSON INC. (formerly RYERSON TULL, INC.) AND SUBSIDIARY COMPANIES

EXPLANATORY NOTE

This amendment to the Company’s Form 10-Q is being filed as a result of the Company’s decision to amend and restate its 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters. The restatement relates to corrections for errors in the previously reported financial statements as described below and as more fully described in Note 2 to the Consolidated Financial Statements. In addition, as described in Notes 2 and 3 of the Consolidated Financial Statements, the restatement also reflects the impact on the financial statements as of March 31, 2005 and for the three months ended March 31, 2005 of a change in the method of applying LIFO inventory costing.

The restatement decision arose as a result of management’s determination in March 2006 that it had incorrectly classified metals processing cost as a component of warehousing and delivery expenses in its consolidated statements of operations. Generally accepted accounting principles requires such processing costs to be classified as a component of costs of materials sold. The Company previously concluded, incorrectly, that the classification was appropriate as it is what we believe to be the common presentation format for the statement of operations in the metals distribution industry. The Company’s incorrect classification resulted in an understatement of costs of material sold and an equal overstatement of gross profit and warehousing and delivery expense, but had no impact on net earnings or earnings per share. This restatement also relates to properly recording the impact of nickel surcharges on stainless steel inventory by one of the Company’s Canadian subsidiaries, correcting an out-of-period adjustment in the Company’s deferred tax liabilities and recording other immaterial miscellaneous adjustments. The restatement does not materially impact the Company’s net income and balance sheet, and has no impact on the Company’s net cash flow.

The Company has also revised its disclosure in this amended Form 10-Q to state that management has concluded that the Company did not maintain effective disclosure controls and procedures as of March 31, 2005. See Item 4. Controls and Procedures in Part I of this amended Form 10-Q for additional information.

INDEX

Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON INC. (formerly Ryerson Tull, Inc.)

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2005	2004
	(restated)	(restated)
NET SALES	$1,540.0	$704.8

Cost of materials sold	1,294.0	583.9

GROSS PROFIT	246.0	120.9

Warehousing and delivery	79.6	41.9
Selling, general and administrative	88.8	52.8
Restructuring and plant closure costs	2.4	—

OPERATING PROFIT	75.2	26.2

Other income and expense, net	1.2	—
Interest and other expense on debt	(19.2)	(4.9)

INCOME BEFORE INCOME TAXES	57.2	21.3

PROVISION FOR INCOME TAXES	21.8	8.5

NET INCOME	35.4	12.8
DIVIDENDS ON PREFERRED STOCK	0.1	0.1

NET INCOME APPLICABLE TO COMMON STOCK	$35.3	$12.7

See notes to consolidated financial statements

RYERSON INC. (formerly Ryerson Tull, Inc.)

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended March 31
	2005	2004
	(restated)	(restated)
EARNINGS PER SHARE OF COMMON STOCK
Basic	$1.41	$0.51

Diluted	$1.37	$0.50

STATEMENT OF COMPREHENSIVE INCOME
NET INCOME	$35.4	$12.8

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	(0.7)	0.9

COMPREHENSIVE INCOME	$34.7	$13.7

See notes to consolidated financial statements

RYERSON INC. (formerly Ryerson Tull, Inc.)

AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (Unaudited)

	Dollars in Millions
	Three Months Ended March 31
	2005	2004
	(restated)	(restated)
OPERATING ACTIVITIES
Net income	$35.4	$12.8

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10.3	5.3
Deferred income taxes	(3.7)	1.8
Deferred employee benefit cost	5.5	2.2
Restructuring and plant closure costs	0.8	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(92.0)	(120.8)
Inventories	(82.1)	7.1
Other assets and income tax receivable	(2.0)	(1.4)
Accounts payable	43.0	68.0
Accrued liabilities	(21.9)	(2.9)
Accrued taxes payable	(26.8)	5.5
Other items	(1.4)	0.2

Net adjustments	(170.3)	(35.0)

Net cash used in operating activities	(134.9)	(22.2)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired of $1.1	(410.1)	—
Capital expenditures	(6.9)	(6.2)
Investment in joint venture	—	(2.0)
Loan to joint venture	—	(0.7)
Proceeds from sales of assets	5.9	3.4

Net cash used in investing activities	(411.1)	(5.5)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	(234.0)	—
Proceeds from credit facility borrowings	730.7	105.0
Repayment of credit facility borrowings	(55.0)	(90.0)
Net short-term proceeds/(repayments) under credit facility	123.7	26.0
Credit facility issuance costs	(10.1)	—
Bond issuance costs	(0.5)	—
Net increase/(decrease) in book overdrafts	(2.7)	(10.2)
Dividends paid	(1.3)	(1.3)

Net cash provided by financing activities	550.8	29.5

Net increase in cash and cash equivalents	4.8	1.8
Effect of exchange rate changes on cash	0.5	0.3

Net change in cash and cash equivalents	5.3	2.1

Cash and cash equivalents - beginning of period	18.4	13.7

Cash and cash equivalents - end of period	$23.7	$15.8

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$9.0	$6.7
Income taxes, net	52.8	0.8

See notes to consolidated financial statements

RYERSON INC. (formerly Ryerson Tull, Inc.)

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets (Unaudited)

	Dollars in Millions
	March 31, 2005		December 31, 2004
	(restated)		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$23.7		$18.4
Restricted cash		0.8		0.8
Receivables less provision for allowances, claims and doubtful accounts of $19.8 and $14.0, respectively		798.1		465.4
Inventories		1,091.4		606.9
Prepaid expenses and other assets		14.8		2.6
Deferred income taxes		—		10.0

Total current assets		1,928.8		1,104.1
INVESTMENTS AND ADVANCES		19.1		18.0
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$791.7		$616.1
Less accumulated depreciation	375.6	416.1	376.8	239.3

DEFERRED INCOME TAXES		160.0		154.5
INTANGIBLE PENSION ASSET		9.0		9.0
OTHER INTANGIBLES		13.7		—
GOODWILL		57.7		—
OTHER ASSETS		26.9		15.9

Total Assets		$2,631.3		$1,540.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$358.5		$222.3
Salaries, wages and commissions		26.2		31.9
Other accrued liabilities		73.9		71.0
Short-term credit facility borrowings		123.6		—

Total current liabilities		582.2		325.2
LONG-TERM DEBT		1,201.7		526.2
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		373.9		249.8

Total liabilities		2,157.8		1,101.2
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		473.5		439.6

Total Liabilities and Stockholders’ Equity		$2,631.3		$1,540.8

See notes to consolidated financial statements

RYERSON INC. (formerly Ryerson Tull, Inc.)

AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Ryerson Inc., formerly Ryerson Tull, Inc. (“Ryerson Tull”), a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“Ryerson”), J. M. Tull Metals Company, Inc. (“Tull”) and Integris Metals, Inc. (“Integris Metals”) (unless the context indicates otherwise, Ryerson Tull, Ryerson, Tull, and Integris Metals together with their subsidiaries, are collectively referred to herein as the “Company”).

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

The following table shows the Company’s percentage of sales revenue by major product lines for the first three months of 2005 and 2004, respectively:

	Percentage of Sales Revenue Three Months Ended March 31,
Product Line	2005	2004
Carbon flat rolled	26%	36%
Stainless and aluminum	50	34
Fabrication and carbon plate	9	14
Bars, tubing and structurals	10	14
Other	5	2

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and March 31, 2004 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2/RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 have been restated to correct for errors in the previously reported financial statements as described below. In addition, as described below and as more fully described in Note 3 of the Consolidated Financial Statements, the financial statements as of March 31, 2005 and for the three months ended March 31, 2005 have been restated to reflect the impact of a change in the method of applying LIFO inventory costing.

Restatement of previously issued financial statements. The following adjustments have been made to restate previously issued financial statements to correct the classification of metal processing costs, to properly record the impact of nickel surcharges on stainless steel inventory by one of our Canadian subsidiaries, to correct an out-of-period adjustment in our deferred tax liabilities and to record the impact of other immaterial miscellaneous adjustments.

Metal processing costs were previously misclassified as a warehousing and delivery expense and should have been reported as a cost of materials sold. The correction of the classification of metal processing costs results in the reduction of warehousing and delivery expense and an equal increase in the cost of materials sold of $22.2 million and $17.4 million for the three month periods ended March 31, 2005 and 2004, respectively. There was no impact on net income related to the correction of the classification of metal processing costs.

One of our Canadian subsidiaries excluded nickel surcharges from the cost of stainless steel inventory. The restatement to correct the impact of nickel surcharges increased cost of materials sold $0.2 million and decreased provision for income taxes $0.1 million for the three month period ended March 31, 2005 and decreased the cost of materials sold $1.3 million and increased provision for income taxes $0.5 million for the three month period ended March 31, 2004. The nickel surcharge adjustment increased inventory by $5.9 million at March 31, 2005 and $6.3 million at December 31, 2004. The cumulative impact of this adjustment increased other accrued liabilities by $1.7 million, increased retained earnings by $3.1 million and increased accumulated other comprehensive income by $1.1 million at March 31, 2005 and increased other accrued liabilities by $1.8 million, increased retained earnings by $3.2 million and increased accumulated other comprehensive income by $1.3 million at December 31, 2004.

Other restatement adjustments were recorded for immaterial miscellaneous adjustments. These adjustments increased costs of materials sold $0.1 million, decreased selling, general and administrative costs $0.4 million and decreased interest expense $0.2 million for the three month period ended March 31, 2005. The aggregate impact of these miscellaneous adjustments increased provision for income taxes $0.2 million and net income $0.3 million for the three month period ended March 31, 2005. There was no impact on net income for the three month period ended March 31, 2004. The cumulative effect of miscellaneous adjustments at March 31, 2005 increased inventory by $0.4 million, increased prepaid expenses and other assets by $0.4 million, decreased goodwill by $0.5 million, decreased retained earnings $0.1 million and increased other accrued liabilities by $0.4 million. The cumulative effect of miscellaneous adjustments at December 31, 2004 was a decrease in inventory of $0.4 million, a decrease in deferred charges and other assets of $0.2 million, an increase in deferred tax assets of $0.1 million, a decrease in retained earnings of $0.4 million and a $0.1 million decrease in other accrued liabilities. Prior to the periods presented, an adjustment of $2.7 million was made to increase retained earnings, to increase deferred tax liabilities by $2.6 million and to increase current deferred tax assets by $0.1 million to correct deferred taxes related to an excess deferred tax credit arising from an acquisition.

Restatement due to accounting change effective January 1, 2005. In the fourth quarter of 2005, we changed our method of applying LIFO inventory costing for the domestic component of our inventory. The change has been applied retroactive to January 1, 2005. The first three months of 2005 includes a $0.3 million increase in cost of materials sold for the impact of the change in method of applying LIFO costing. See Note 3 for further discussion.

The following table reconciles the impact of the restatement and change in method of applying LIFO on net income and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in millions, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income applicable to common stock, as previously reported	$35.3	$11.9
Classification of metal processing costs	—	—
Nickel surcharges on stainless steel inventory purchases	(0.2)	1.3
Other restatement items	0.5	—

	0.3	1.3
Income tax effects on above items	0.1	0.5

Adjustments to net income	0.2	0.8

Net income applicable to common stock, as restated	35.5	12.7
Adjustment for change in accounting, net of tax	(0.2)	—

Net income applicable to common stock, as adjusted	$35.3	$12.7

Diluted earnings per share, as previously reported	$1.37	$0.46
Restatement adjustments	—	0.04

Diluted earnings per share, as restated	1.37	0.50
Impact of change in accounting	—	—

Diluted earnings per share, as adjusted	$1.37	$0.50

The following is a summary of the impact of the restatement on the consolidated statements of operations for the three months ended March 31, 2005 and 2004, the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and the consolidated balance sheets at March 31, 2005 and December 31, 2004 (in millions, except per share data):

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2005					2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Net sales	$1,540.0	$—	$1,540.0	$—	$1,540.0	$704.8	$—	$704.8
Cost of materials sold	1,271.2	22.5	1,293.7	0.3	1,294.0	567.8	16.1	583.9

Gross profit	268.8	(22.5)	246.3	(0.3)	246.0	137.0	(16.1)	120.9
Warehousing and delivery	101.8	(22.2)	79.6	—	79.6	59.3	(17.4)	41.9
Selling, general and administrative	89.2	(0.4)	88.8	—	88.8	52.8	—	52.8
Restructuring and plant closure costs	2.4	—	2.4	—	2.4	—	—	—

Operating profit	75.4	0.1	75.5	(0.3)	75.2	24.9	1.3	26.2
Other expense:
Other income and expense, net	1.2	—	1.2	—	1.2	—	—	—
Interest and other expense on debt	(19.4)	0.2	(19.2)	—	(19.2)	(4.9)	—	(4.9)

Income before income taxes	57.2	0.3	57.5	(0.3)	57.2	20.0	1.3	21.3
Provision for income taxes	21.8	0.1	21.9	(0.1)	21.8	8.0	0.5	8.5

Net income	35.4	0.2	35.6	(0.2)	35.4	12.0	0.8	12.8
Dividend requirements for preferred stock	0.1	—	0.1	—	0.1	0.1	—	0.1

Net income applicable to common stock	$35.3	$0.2	$35.5	$(0.2)	$35.3	$11.9	$0.8	$12.7

Earnings per share of common stock
Basic	$1.41	$0.01	$1.42	$(0.01)	$1.41	$0.48	$0.03	$0.51

Diluted	$1.37	$—	$1.37	$—	$1.37	$0.46	$0.04	$0.50

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(In millions)
	Three Months Ended March 31,
	2005					2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Operating Activities:
Net income	$35.4	$0.2	$35.6	$(0.2)	$35.4	$12.0	$0.8	$12.8

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10.3	—	10.3	—	10.3	5.3	—	5.3
Deferred income taxes	(4.0)	0.4	(3.6)	(0.1)	(3.7)	1.8	—	1.8
Deferred employee benefit funding/cost	5.5	—	5.5	—	5.5	2.2	—	2.2
Restructuring and plant closure costs	0.8	—	0.8	—	0.8	—	—	—
Change in:
Receivables	(92.0)	—	(92.0)	—	(92.0)	(120.8)	—	(120.8)
Inventories	(81.8)	(0.6)	(82.4)	0.3	(82.1)	8.4	(1.3)	7.1
Other assets and income tax receivable	(2.0)	—	(2.0)	—	(2.0)	(1.9)	0.5	(1.4)
Accounts payable	43.0	—	43.0	—	43.0	68.0	—	68.0
Accrued liabilities	(21.9)	—	(21.9)	—	(21.9)	(2.9)	—	(2.9)
Accrued taxes payable	(26.8)	—	(26.8)	—	(26.8)	5.5	—	5.5
Other items	(1.4)	—	(1.4)	—	(1.4)	0.2	—	0.2

Net adjustments	(170.3)	(0.2)	(170.5)	0.2	(170.3)	(34.2)	(0.8)	(35.0)

Net cash used in operating activities	(134.9)	—	(134.9)	—	(134.9)	(22.2)	—	(22.2)

Investing Activities:
Acquisitions, net of cash acquired	(410.1)	—	(410.1)	—	(410.1)	—	—	—
Capital expenditures	(6.9)	—	(6.9)	—	(6.9)	(6.2)	—	(6.2)
Investment in joint venture	—	—	—	—	—	(2.0)	—	(2.0)
Loan to joint venture	—	—	—	—	—	(0.7)	—	(0.7)
Proceeds from sales of assets	5.9	—	5.9	—	5.9	3.4	—	3.4

Net cash used in investing activities	(411.1)	—	(411.1)	—	(411.1)	(5.5)	—	(5.5)

Financing Activities:
Repayment of debt assumed in acquisition	(234.0)	—	(234.0)	—	(234.0)	—	—	—
Proceeds from credit facility borrowings	730.7	—	730.7	—	730.7	105.0	—	105.0
Repayment of credit facility borrowings	(55.0)	—	(55.0)	—	(55.0)	(90.0)	—	(90.0)
Net short-term proceeds/(repayments) under credit facility	123.7	—	123.7	—	123.7	26.0	—	26.0
Credit facility issuance costs	(10.1)	—	(10.1)	—	(10.1)	—	—	—
Bond issuance costs	(0.5)	—	(0.5)	—	(0.5)	—	—	—
Net increase/(decrease) in book overdrafts	(2.7)	—	(2.7)	—	(2.7)	(10.2)	—	(10.2)
Dividends paid	(1.3)	—	(1.3)	—	(1.3)	(1.3)	—	(1.3)

Net cash provided by financing activities	550.8	—	550.8	—	550.8	29.5	—	29.5

Net increase in cash and cash equivalents	4.8	—	4.8	—	4.8	1.8	—	1.8
Effect of exchange rate changes on cash	0.5	—	0.5	—	0.5	0.3	—	0.3

Net change in cash and cash equivalents	5.3	—	5.3	—	5.3	2.1	—	2.1
Cash and cash equivalents - beginning of period	18.4	—	18.4	—	18.4	13.7	—	13.7

Cash and cash equivalents - end of period	$23.7	$—	$23.7	$—	$23.7	$15.8	$—	$15.8

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)

	At March 31, 2005					At December 31, 2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Assets
Current assets:
Cash and cash equivalents	$23.7	$—	$23.7	$—	$23.7	$18.4	$—	$18.4
Restricted cash	0.8	—	0.8	—	0.8	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	798.1	—	798.1	—	798.1	465.4	—	465.4
Inventories	1,085.4	6.3	1,091.7	(0.3)	1,091.4	601.0	5.9	606.9
Prepaid expenses and other assets	14.4	0.4	14.8	—	14.8	2.6	—	2.6
Deferred income taxes	—	—	—	—	—	9.8	0.2	10.0

Total current assets	1,922.4	6.7	1,929.1	(0.3)	1,928.8	1,098.0	6.1	1,104.1
Investments and advances	19.1	—	19.1	—	19.1	18.0	—	18.0
Property plant and equipment, at cost, less accumulated depreciation	416.1	—	416.1	—	416.1	239.3	—	239.3
Deferred income taxes	157.4	2.6	160.0	—	160.0	151.9	2.6	154.5
Intangible pension asset	9.0	—	9.0	—	9.0	9.0	—	9.0
Other intangibles	13.7	—	13.7	—	13.7	—	—	—
Goodwill	58.2	(0.5)	57.7	—	57.7	—	—	—
Deferred charges and other assets	26.9	—	26.9	—	26.9	16.1	(0.2)	15.9

Total assets	$2,622.8	$8.8	$2,631.6	$(0.3)	$2,631.3	$1,532.3	$8.5	$1,540.8

Liabilities
Current liabilities:
Accounts payable	$358.5	$—	$358.5	$—	$358.5	$222.3	$—	$222.3
Accrued liabilities:
Salaries, wages and commissions	26.2	—	26.2	—	26.2	31.9	—	31.9
Other accrued liabilities	72.0	2.0	74.0	(0.1)	73.9	69.3	1.7	71.0
Short-term credit facility borrowings	123.6	—	123.6	—	123.6	—	—	—

Total current liabilities	580.3	2.0	582.3	(0.1)	582.2	323.5	1.7	325.2
Long-term debt	1,201.7	—	1,201.7	—	1,201.7	526.2	—	526.2
Deferred employee benefits and other credits	373.9	—	373.9	—	373.9	249.8	—	249.8

Total liabilities	2,155.9	2.0	2,157.9	(0.1)	2,157.8	1,099.5	1.7	1,101.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock	0.1	—	0.1	—	0.1	0.1	—	0.1
Common stock	50.6	—	50.6	—	50.6	50.6	—	50.6
Capital in excess of par value	856.2	—	856.2	—	856.2	857.5	—	857.5
Retained earnings	404.1	5.7	409.8	(0.2)	409.6	370.0	5.5	375.5
Restricted stock awards	(0.8)	—	(0.8)	—	(0.8)	(0.1)	—	(0.1)
Treasury stock at cost	(743.7)	—	(743.7)	—	(743.7)	(746.2)	—	(746.2)
Accumulated other comprehensive income	(99.6)	1.1	(98.5)	—	(98.5)	(99.1)	1.3	(97.8)

Total stockholders’ equity	466.9	6.8	473.7	(0.2)	473.5	432.8	6.8	439.6

Total liabilities and stockholders’ equity	$2,622.8	$8.8	$2,631.6	$(0.3)	$2,631.3	$1,532.3	$8.5	$1,540.8

NOTE 3/INVENTORIES

Inventories were classified as follows (in millions):

	March 31, 2005	December 31, 2004
	(restated)	(restated)
In process and finished products	$1,090.9	$606.7
Supplies	0.5	0.2

Total	$1,091.4	$606.9

The difference between replacement cost and current cost of inventory as compared to the stated LIFO value was $331 million and $335 million at March 31, 2005 and December 31, 2004, respectively. Approximately 91% and 93% of inventories are accounted for under the LIFO method at March 31, 2005 and December 31, 2004, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

Effective January 1, 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory. The change reduced the number of pools and combined inventory items with similarities into three pools consistent with our significant product lines. The accounting change is also in line with Company’s Integris Metals integration plan and the January 1, 2006 planned merger of the Company’s U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. Management believes that the change in application of the LIFO method of valuing inventory is preferable because it results in a better matching of current costs with current revenues. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively from January 1, 2005. In addition, pro forma amounts prior to January 1, 2005 cannot be reasonably estimated and have not been disclosed.

Cost of material sold after the change in application of the LIFO inventory costing method was $0.3 million higher for the three month period ended March 31, 2005 than it would have been under the previous LIFO method. The impact of the change on net income for the three month period ended March 31, 2005 was an after-tax charge of $0.2 million, or no change to diluted earnings per share.

NOTE 4/EARNINGS PER SHARE

	Dollars and Shares In Millions (except per share data)
	Three Months Ended March 31
	2005	2004
	(restated)	(restated)
Basic earnings per share
Income from continuing operations	$35.4	$12.8
Less preferred stock dividends	0.1	0.1

Net income available to common stockholders	$35.3	$12.7

Average shares of common stock outstanding	25.1	24.9

Basic earnings per share	$1.41	$0.51

Diluted earnings per share
Net income available to common stockholders	$35.3	$12.7
Effect of convertible preferred stock	0.1	—

Net income available to common stockholders	$35.4	$12.7

Average shares of common stock outstanding	25.1	24.9
Dilutive effect of stock options	0.5	0.8
Stock based compensation	0.1	—
Convertible securities	0.1	—

Shares outstanding for diluted earnings per share calculation	25.8	25.7

Diluted earnings per share	$1.37	$0.50

Options to purchase 1,539,679 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding during the first quarter of 2005, but were not included in the computation of diluted earnings per share (“EPS”) because the options’ exercise price was greater than the average market price of the common shares. In the first quarter of 2004, options to purchase 1,653,187 shares of common stock at prices ranging from $16.03 per share to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Upon conversion of the Company’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”), the holders of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the first three months of 2005, the Company’s average share price has not exceeded the conversion price of the 2024 Notes, therefore the conversion value was less than the principal amount of the 2024 Notes. Under the net share settlement method and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS. Therefore, the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under the Company’s 3.50% Convertible Senior Notes due 2024 because those potential shares are not dilutive. The maximum number of shares the Company may issue with respect to the 2024 Notes is 11,872,455.

NOTE 5/STOCK OPTION PLANS

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month periods ended March 31, 2005 and 2004, respectively (in millions, except per share data):

	Three Months Ended March 31
	2005	2004
	(restated)	(restated)
Net income applicable to common stock – as reported	$35.3	$12.7
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.2

Net income applicable to common stock – pro forma	$35.1	$12.5

Earnings per share:
Basic – as reported	$1.41	$0.51

Basic – pro forma	$1.40	$0.50

Diluted – as reported	$1.37	$0.50

Diluted – pro forma	$1.36	$0.49

NOTE 6/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the periods ended December 31, 2003, December 31, 2004 and March 31, 2005 (in millions):

	Employee related costs	Tenancy and other costs	Total restructuring costs
Balance at January 1, 2003	$1.9	$5.1	$7.0
Restructuring charges	5.3	0.9	6.2
Cash payments	(2.4)	(1.7)	(4.1)
Non-cash adjustments	(2.3)	—	(2.3)
Reclassifications	0.5	(0.5)	—

Balance at December 31, 2003	3.0	3.8	6.8
Restructuring charges	3.6	—	3.6
Cash payments	(2.0)	(1.5)	(3.5)
Non-cash adjustments	(3.4)	—	(3.4)
Reclassifications	(0.2)	0.2	—

Balance at December 31, 2004	1.0	2.5	3.5
Restructuring charges	2.4	—	2.4
Liability assumed in acquisition	1.8	—	1.8
Cash payments	(1.1)	(0.3)	(1.4)
Non-cash adjustments	(0.8)	—	(0.8)

Balance at March 31, 2005	$3.3	$2.2	$5.5

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

The detailed plan to integrate the operations of Integris Metals was not completed at March 31, 2005. The Company is in the process of identifying service center locations that will be consolidated. The Company assumed a $1.8 million liability for exit costs related to the acquisition of Integris Metals, which was included in the allocation of the acquisition cost. The liability, which is for cash outlays, consists of employee-related costs, including severance for 31 employees. The March 31, 2005 accrual balance of $1.0 million will be paid through 2007. The Company expects to adjust the allocation of the acquisition cost when the detailed plan is completed.

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

NOTE 7/COMMITMENTS AND CONTINGENCIES

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

NOTE 8/RETIREMENT BENEFITS

The following table summarizes the components of net periodic benefit cost for the three month periods ended March 31, 2005 and March 31, 2004 for the Ryerson Tull Pension Plan and postretirement benefits other than pensions for employees under benefit plans existing prior to the acquisition of Integris Metals.

	Three Months Ended March 31 Dollars in Millions
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

	Three Months Ended March 31, 2005 Dollars in Millions
	Pension Benefits		Other Benefits
	U.S.	Canada	U.S.	Canada
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	2	1	1	—
Expected return on assets	(2)	(1)	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$—

Contributions

The Company has no required ERISA contributions for 2005, but may elect to make a voluntary contribution to improve the funded ratio of the Ryerson Tull Pension Plan and the Integris Pension Plans. At March 31, 2005, the Company does not have an estimate of such potential contribution in 2005.

NOTE 9/ACQUISITIONS

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005. The Company is in the process of obtaining third-party valuations of property, plant and equipment and intangible assets, and has not completed its assessment of exit costs related to the acquisition (see Note 6, “Restructuring Charges” for discussion of exit costs). Therefore, the allocation of the purchase price is subject to revision. Such revision could result in material adjustment to the recorded assets and liabilities assumed.

	At January 4, 2005 ($ in millions) (unaudited)
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	404.5
Other current assets	13.9
Property, plant and equipment	180.0
Intangible assets	14.7
Goodwill	57.7
Other assets	6.9

Total assets acquired		920.3
Current liabilities	(156.5)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(118.6)

Total liabilities assumed		(509.1)

Net assets acquired		$411.2

The financial statements of Ryerson Tull presented in this amended Form 10-Q reflect the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and pro forma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma first quarter 2005 results are presented.

The unaudited pro forma results of the Company presented below reflects the Company’s acquisitions of Integris Metals and J&F Steel, which was acquired on July 30, 2004, the terms of the Company’s amended and restated credit agreement dated January 4, 2005 and the Company’s issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred at January 1, 2004 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pro Forma Results Reconciliation” for reconciliation of the reported historical results to the pro forma data):

	Three Months Ended March 31, (Dollars in millions, except per share data)
	2005	2004 pro forma
	(restated)	(restated)
Net sales	$1,540.0	$1,218.0
Net income	35.4	25.7

Net income per share:
Basic	$1.41	$1.03

Diluted	$1.37	$1.00

NOTE 10/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at March 31, 2005:

	(In Millions) At March 31, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13.8	$1.0
Trademarks	0.9	—

Total	$14.7	$1.0

The weighted-average amortization period is 4.67 years in total, 3.67 years for customer relationships and 2 years for trademarks.

Aggregate Amortization expense (Dollars in millions)
For the three months ended March 31, 2005	$1.0

Estimated Amortization expense (Dollars in millions)
For the year ended 12/31/05	$3.9
For the year ended 12/31/06	3.9
For the year ended 12/31/07	3.9
For the year ended 12/31/08	2.3
For the year ended 12/31/09	—
For the years ended thereafter	0.7

NOTE 11/LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2005 and December 31, 2004, respectively (Dollars in millions):

	March 31, 2005	December 31, 2004
Credit Facility	$900.1	$101.0
9-1/8% Notes due July 15, 2006	100.2	100.2
3.50% Convertible Senior Notes due 2024	175.0	175.0
8-1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,325.3	526.2
Less current maturities	123.6	—

Total long-term debt	$1,201.7	$526.2

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

Proceeds from the initial disbursement of $750 million under the New Credit Facility were used (1) to finance the January 4, 2005 acquisition of Integris Metals, (2) to repay amounts outstanding under the pre-amended credit facilities and (3) for general corporate purposes. At January 4, 2005, the Company had $753 million outstanding funded borrowing, $28 million of letters of credit issued and $300 million available under the $1.1 billion revolving credit agreement.

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

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Tull, Inc., Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A., as trustee (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

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

RYERSON INC. (formerly Ryerson Tull, Inc.)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in millions)

	Parent	Guarantor	Non- guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$813.4	$1,554.1	$(827.5)	$1,540.0
Cost of materials sold	—	804.6	1,316.9	(827.5)	1,294.0

Gross profit	—	8.8	237.2	—	246.0
Warehousing and delivery	—	—	79.6	—	79.6
Selling, general and administrative expenses	0.3	0.8	87.7	—	88.8
Restructuring and plant closure costs	—	—	2.4	—	2.4

Operating profit (loss)	(0.3)	8.0	67.5	—	75.2
Other income and expense, net	—	—	1.2	—	1.2
Interest and other expense on debt	(11.3)	—	(7.9)	—	(19.2)
Intercompany transactions:
Interest expense on intercompany loans	(8.2)	(2.0)	(4.1)	14.3	—
Interest income on intercompany loans	1.2	0.9	12.2	(14.3)	—

Income (loss) before income taxes	(18.6)	6.9	68.9	—	57.2
Provision (benefit) for income taxes	(6.9)	2.8	25.9		21.8
Equity in (earnings) loss of subsidiaries	(47.1)	—	(4.1)	51.2	—

Net income (loss)	$35.4	$4.1	$47.1	$(51.2)	$35.4

RYERSON INC. (formerly Ryerson Tull, Inc.)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in millions)

	Parent	Guarantor	Non- guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$515.1	$711.3	$(521.6)	$704.8
Cost of materials sold	—	509.5	596.0	(521.6)	583.9

Gross profit	—	5.6	115.3	—	120.9
Warehousing and delivery	—	—	41.9	—	41.9
Selling, general and administrative expenses	0.2	0.7	51.9	—	52.8

Operating profit (loss)	(0.2)	4.9	21.5	—	26.2
Interest and other expense on debt	(3.1)	—	(1.8)	—	(4.9)
Intercompany transactions:
Interest expense on intercompany loans	(5.5)	(1.5)	(6.3)	13.3	—
Interest income on intercompany loans	0.5	1.4	11.4	(13.3)	—

Income (loss) before income taxes	(8.3)	4.8	24.8	—	21.3
Provision (benefit) for income taxes	(2.1)	1.9	8.7		8.5
Equity in (earnings) loss of subsidiaries	(19.0)	—	(2.9)	21.9	—

Net income (loss)	$12.8	$2.9	$19.0	$(21.9)	$12.8

RYERSON INC. (formerly Ryerson Tull, Inc.)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$35.4	$4.1	$47.1	$(51.2)	$35.4

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	—	—	10.3	—	10.3
Equity in earnings of subsidiaries	(47.1)	—	(4.1)	51.2	—
Deferred income taxes	(5.2)	—	1.5	—	(3.7)
Deferred employee benefit cost/funding	(0.1)	—	5.6	—	5.5
Restructuring and plant closure costs	—	—	0.8	—	0.8
Change in:
Receivables	(0.2)	—	(91.8)	—	(92.0)
Inventories	—	—	(82.1)	—	(82.1)
Other assets	1.2	—	(3.2)	—	(2.0)
Intercompany receivable/payable	(5.7)	(30.6)	36.3	—	—
Accounts payable	(0.8)	28.3	15.5	—	43.0
Accrued liabilities	(33.4)	0.3	(15.6)	—	(48.7)
Other items	0.4	—	(1.8)	—	(1.4)

Net adjustments	(90.9)	(2.0)	(128.6)	51.2	(170.3)

Net cash provided (used) by operating activities	(55.5)	2.1	(81.5)	—	(134.9)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(411.2)	—	1.1	—	(410.1)
Capital expenditures	—	—	(6.9)	—	(6.9)
Loan to related companies	—	—	(349.7)	349.7	—
Loan repayment from related companies	1.7	—	1.3	(3.0)	—
Proceeds from sales of assets	—	—	5.9	—	5.9

Net cash provided (used) in investing activities	(409.5)	—	(348.3)	346.7	(411.1)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	120.0	—	610.7	—	730.7
Repayment of credit facility borrowings	—	—	(55.0)	—	(55.0)
Net short-term proceeds (repayments) under credit facility	7.0	—	116.7	—	123.7
Proceeds from intercompany borrowing	349.7	—	—	(349.7)	—
Repayment of intercompany borrowing	—	(3.0)	—	3.0	—
Net increase/(decrease) in book overdrafts	—	0.9	(3.6)	—	(2.7)
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.5)	—	—	—	(0.5)
Dividends paid	(1.3)	—	—	—	(1.3)

Net cash provided (used) by financing activities	464.8	(2.1)	434.8	(346.7)	550.8

Net increase (decrease) in cash and cash equivalents	(0.2)	—	5.0	—	4.8
Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Net change in cash and cash equivalents	(0.2)	—	5.5	—	5.3
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$0.4	$—	$23.3	$—	$23.7

RYERSON INC. (formerly Ryerson Tull, Inc.)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non- guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$12.8	$2.9	$19.0	$(21.9)	$12.8

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	$—	$—	$5.3	$—	5.3
Equity in earnings of subsidiaries	(19.0)	—	(2.9)	21.9	—
Deferred income taxes	(2.2)	—	4.0	—	1.8
Deferred employee benefit cost/funding	—	—	2.2	—	2.2
Change in:
Receivables	—	—	(120.8)	—	(120.8)
Inventories	—	—	7.1	—	7.1
Income tax receivable and other assets	(0.9)	—	(0.5)	—	(1.4)
Intercompany receivable/payable	6.0	(63.7)	57.7	—	—
Accounts payable	(0.4)	38.0	30.4	—	68.0
Accrued liabilities	3.2	0.3	(0.9)	—	2.6
Other items	0.4	—	(0.2)	—	0.2

Net adjustments	(12.9)	(25.4)	(18.6)	21.9	(35.0)

Net cash provided (used) by operating activities	(0.1)	(22.5)	0.4	—	(22.2)

INVESTING ACTIVITIES
Capital expenditures	—	—	(6.2)	—	(6.2)
Investments in joint venture	—	—	(2.0)	—	(2.0)
Investment in non-guarantor subsidiaries	(0.7)	—	—	0.7	—
Loan to joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(31.5)	31.5	—
Loan repayment from related companies	—	3.8	—	(3.8)	—
Proceeds from sales of assets	—	—	3.4	—	3.4

Net cash provided (used) in investing activities	(0.7)	3.8	(37.0)	28.4	(5.5)

FINANCING ACTIVITIES
Proceeds from credit facility borrowings	—	—	105.0	—	105.0
Repayment of credit facility borrowings	—	—	(90.0)	—	(90.0)
Net short-term proceeds/(repayments) under credit facility	—	—	26.0	—	26.0
Proceeds from intercompany borrowing	5.3	26.2	—	(31.5)	—
Repayment of intercompany borrowing	(3.8)	—	—	3.8	—
Net increase/(decrease) in book overdrafts	(0.4)	(7.5)	(2.3)	—	(10.2)
Capital contribution from parent	—	—	0.7	(0.7)	—
Dividends paid	(1.3)	—	—	—	(1.3)

Net cash provided (used) by financing activities	(0.2)	18.7	39.4	(28.4)	29.5

Net increase (decrease) in cash and cash equivalents	(1.0)	—	2.8	—	1.8
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net change in cash and cash equivalents	(1.0)	—	3.1	—	2.1
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$—	$—	$15.8	$—	$15.8

RYERSON INC. (formerly Ryerson Tull, Inc.)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$—	$23.3	$—	$23.7
Restricted cash	—	—	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	0.2	—	797.9	—	798.1
Inventories	—	—	1,091.4	—	1,091.4
Prepaid expenses and other current assets	1.5	—	13.3	—	14.8
Intercompany receivable	—	253.9	—	(253.9)	—

Total Current Assets	2.1	253.9	1,926.7	(253.9)	1,928.8
Investments and advances	1,497.5	—	82.5	(1,560.9)	19.1
Intercompany notes receivable	—	—	593.8	(593.8)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	416.1	—	416.1
Deferred income taxes	97.2	—	62.8	—	160.0
Intangible pension asset	—	—	9.0	—	9.0
Other intangibles	—	—	13.7	—	13.7
Excess of cost over net assets acquired	—	—	57.7	—	57.7
Deferred charges and other assets	22.5	—	4.4	—	26.9

Total Assets	$1,619.3	$253.9	$3,166.7	$(2,408.6)	$2,631.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2.6	$153.9	$202.0	$—	$358.5
Intercompany payable	21.4	—	232.5	(253.9)	—
Salaries, wages and commissions	—	—	26.2	—	26.2
Other current liabilities	8.0	3.4	62.5	—	73.9
Short-term credit facility borrowings	7.0	—	116.6	—	123.6

Total Current Liabilities	39.0	157.3	639.8	(253.9)	582.2
Long-term debt	545.2	—	656.5	—	1,201.7
Long-term debt—Intercompany	560.6	33.2	—	(593.8)	—
Deferred employee benefits and other credits	1.0	—	372.9	—	373.9

Total Liabilities	1,145.8	190.5	1,669.2	(847.7)	2,157.8

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	422.8	63.4	1,485.7	(1,549.1)	422.8

Total Stockholders’ Equity	473.5	63.4	1,497.5	(1,560.9)	473.5

Total Liabilities and Stockholders’ Equity	$1,619.3	$253.9	$3,166.7	$(2,408.6)	$2,631.3

RYERSON INC. (formerly Ryerson Tull, Inc.)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
ASSETS

Current Assets:
Cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4
Restricted cash	—	—	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	—	—	465.4	—	465.4
Inventories	—	—	606.9	—	606.9
Prepaid expenses and other assets	0.8	—	1.8	—	2.6
Deferred income taxes	—	—	12.7	(2.7)	10.0
Intercompany receivable	—	223.3	—	(223.3)	—

Total Current Assets	1.4	223.3	1,105.4	(226.0)	1,104.1
Investments and advances	1,039.9	—	77.3	(1,099.2)	18.0
Intercompany notes receivable	—	—	245.4	(245.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	239.3	—	239.3
Deferred income taxes	92.6	—	61.9	—	154.5
Intangible pension asset	—	—	9.0	—	9.0
Deferred charges and other assets	13.6	—	2.3	—	15.9

Total Assets	$1,147.5	$223.3	$1,740.6	$(1,570.6)	$1,540.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3.2	$124.7	$94.4	$—	$222.3
Intercompany payable	27.1	—	196.2	(223.3)	—
Salaries, wages and commissions	—	—	31.9	—	31.9
Deferred income taxes	2.7	—	—	(2.7)	—
Other current liabilities	39.4	3.1	28.5	—	71.0

Total Current Liabilities	72.4	127.8	351.0	(226.0)	325.2
Long-term debt	425.2	—	101.0	—	526.2
Long-term debt—intercompany	209.2	36.2	—	(245.4)	—
Deferred employee benefits and other credits	1.1	—	248.7	—	249.8

Total Liabilities	707.9	164.0	700.7	(471.4)	1,101.2

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	388.9	59.3	1,028.1	(1,087.4)	388.9

Total Stockholders’ Equity	439.6	59.3	1,039.9	(1,099.2)	439.6

Total Liabilities and Stockholders’ Equity	$1,147.5	$223.3	$1,740.6	$(1,570.6)	$1,540.8

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Quarterly Report on Form 10-Q/A for cautionary information with respect to such forward-looking statements. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q/A and Item 6 “SELECTED FINANCIAL DATA” and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Restatement of Financial Statements

The consolidated financial statements have been restated to correct for errors in the previously reported financial statements as described below. In addition, as described below and as more fully described in Note 3 of the Consolidated Financial Statements, the financial statements have been restated to reflect the impact of a change in the method of applying LIFO inventory costing.

Restatement of previously issued financial statements. We have restated our previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and for each of the first three quarters of 2005 and the four quarters of 2004 to correct the classification of metal processing costs, to properly record the impact of nickel surcharges on stainless steel inventory by one of our Canadian subsidiaries, to correct an out-of-period adjustment in our deferred tax liabilities and to record the impact of other immaterial miscellaneous adjustments. This MD&A gives effect to the restatement of the consolidated financial statements. See Note 2 of the Consolidated Financial Statements for further discussion.

Restatement due to accounting change effective January 1, 2005. Effective January 1, 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory, resulting in an after-tax charge of $0.2 million, or no change to diluted earnings per share, included in the three month period ended March 31, 2005 net income of $35.4 million. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively. The change conformed the Company’s inventory valuation for all domestic inventories to a single LIFO method consistent with the Company’s Integris Metals’ integration plan and the planned January 1, 2006 merger of its U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. The changed LIFO methodology combines groups of items with similarities into three LIFO pools, tracking the Company’s significant product lines.

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

Sales volume, gross profit and expense control are the principal factors that impact the Company’s profitability:

Sales volume. The Company’s sales volume is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which the Company’s customers operate. Increases in sales volume enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold. Sales prices are also primarily driven by market factors such as overall demand and availability of product. The Company’s net sales include revenue from product sales, net of returns, allowances, customer discounts and incentives.

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs and direct and indirect internal processing costs. The Company’s sales prices to its customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on the Company acquiring metals at competitive prices and its ability to manage the impact of changing prices.

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which can not be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, can have a significant impact on profitability. Operating expenses include costs related to warehousing and distributing the Company’s products as well as selling, general and administrative expenses.

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

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the quarter ended March 31, 2005 includes the financial results of Integris Metals for all but the first three days of the period. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that management believe are significant, separate and apart from the impact of the Integris Metals’ acquisition. Supplemental information with comparisons of first quarter 2005 Statement of Operations data to a pro forma first quarter 2004 Statement of Operations data is provided below under the subheadings “Supplemental Information – Comparison of first quarter 2005 Statement of Operations Data to pro forma first quarter 2004 Statement of Operations Data” and “– Pro Forma Results Reconciliation.”

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

	Percentage of Sales Revenue
	Three Months Ended March 31,
Product Line	2005	2004
Carbon flat rolled	26%	36%
Stainless and aluminum	50	34
Fabrication and carbon plate	9	14
Bars, tubing and structurals	10	14
Other	5	2

Total	100%	100%

For the first quarter of 2005, the Company reported consolidated net income of $35.4 million, or $1.37 per diluted share, as compared with net income of $12.8 million, or $0.50 per diluted share, in the year-ago quarter.

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

Gross profit. Gross profit per ton of $276 in the first quarter of 2005 increased from $166 per ton in the year-ago quarter primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the first quarter of 2005 declined to 16.0 percent from 17.2 percent a year ago, primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 80 percent to $170.8 million in the first quarter of 2005 from $94.7 million a year ago. Warehousing and delivery expenses increased 90 percent to $79.6 million in the first quarter of 2005 from $41.9 million a year ago. The increase was due to three months’ expenses of Integris Metals ($31.2 million), and to higher delivery ($2.1 million), maintenance and operating supplies ($0.6 million) and labor and employee benefit costs ($1.2 million). Selling, general and administrative expenses increased 68 percent to $88.8 million in the first quarter of 2005 from $52.8 million a year ago. The increase was primarily due to three months’ expenses of Integris Metals and J&F Steel ($35.0 million), and to higher employee benefit costs ($0.8 million) and higher audit and consulting fees related to Sarbanes-Oxley compliance ($1.0 million). First quarter 2005 operating expenses also include the $2.4 million restructuring charge discussed above. On a per ton basis, first quarter 2005 total operating expenses increased to $192 per ton from $130 per ton in the year-ago period. Aluminum is lighter in weight than carbon, and stainless is processed more slowly because of its surface critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless after the acquisition of Integris Metals, operating expenses per ton are naturally higher than our historical levels.

Operating profit. For the quarter, the Company reported an operating profit of $75.2 million, or $84 per ton, compared to an operating profit of $26.2 million, or $36 per ton, in the year-ago period. The improvement was largely attributable to the continued strength in the economic environment and the acquisition of Integris Metals.

Interest and other expense on debt. Interest and other expense on debt increased to $19.2 million from $4.9 million in the year-ago quarter, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the first quarter of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, $1.3 million of charges for commitment fees related to borrowing arrangements associated with the Integris Metals acquisition and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the first quarter of 2005, the Company recorded income tax expense of $21.8 million compared to an $8.5 million income tax expense in the first quarter of 2004. The effective tax rate was 38.1% in the first quarter of 2005 compared to 39.9% in the first quarter of 2004. Due to the higher 2005 pre-tax income in comparison to 2004 pre-tax income, the relative impact of the recurring permanent differences results in a reduction to the effective tax rate of approximately 1.3%. In addition, in the first quarter of 2005 the new Medicare 28% subsidy results in an approximate 0.4% reduction in the effective tax rate in comparison to the first quarter of 2004.

Supplemental Information—Pro Forma Comparisons

Management’s discussion below reflects its analysis of the pro forma data presented below. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance.

The unaudited pro forma first quarter 2004 data presented below reflects the Company’s acquisitions of J&F Steel and Integris Metals and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004. See “Pro Forma Results Reconciliation” for a reconciliation of historical results to pro forma data for the 3-month period ending March 31, 2004.

Comparison of First Quarter 2005 Statement of Operations Data to Pro Forma First Quarter 2004 Statement of Operations Data

	(Dollars in millions, except per share data) Three Months Ended March 31,
	2005	2004 pro forma
	(restated)	(restated)
Tons	892,000	981,000
Net sales	$1,540	$1,218
Gross profit	246	218
Operating expenses	171	162
Operating profit	75	56
Interest and other expense on debt	19	15
Net income	35.4	25.7
Diluted earnings per share	$1.37	$1.00

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Sales volume. The 26% increase in net sales year-over-year pro forma reflects a 39% increase in average selling price offset by a 9% tonnage decline. The decline is largely in carbon flat-rolled products. Management believes that the strong volume in the first quarter of 2004 included inventory stockpiling by many customers, in anticipation of potential price increases and possible material shortages for certain products.

Gross profit. Gross profit of $246 million or $276 per ton in the first quarter 2005 compared favorably to $218 million, or $222 per ton a year ago pro forma, mainly due to higher prices in the 2005 period. Gross profit as a percent of sales in the first quarter of 2005 declined to 16.0% from 17.9% a year ago pro forma, largely due to the substantially higher material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 5.6% to $171 million in the first quarter of 2005 from $162 million a year ago pro forma. The increase was mainly due to higher delivery ($2.1 million), operating supplies ($1.2 million), labor and employee benefit ($1.0 million), audit ($1.0 million) and restructuring and plant closure costs ($1.0 million) in the first quarter of 2005.

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

Net cash used for operating activities was $134.9 million in the first three months of 2005, primarily to fund increased working capital requirements during the first quarter of 2005. Net cash used for operating activities included an $82.1 million increase in inventory offset by a $43.0 million increase in accounts payable due to increased sales in the first quarter of 2005 compared to the fourth quarter of 2004. As a result of the increased sales level, accounts receivable increased $92.0 million in the first quarter of 2005. The Company also made income tax payments of $52.8 million in the first quarter of 2005.

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

$100 Million 9-1/8% Notes

At March 31, 2005, $100 million of the Company’s 9-1/8% Notes due July 15, 2006 (the “2006 Notes”) remain outstanding. Interest on the Notes is payable semi-annually. The indenture under which the Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The Company is in compliance with this net worth test. The Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at March 31, 2005.

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

$150 Million 8-1/4% Senior Notes

At March 31, 2005, $150 million of the Company’s 8-1/4% Senior Notes due 2011 (the “2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of March 31, 2005. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade. The 2011 Notes are not rated investment grade.

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

Contractual Obligations

The following table presents contractual obligations at March 31, 2005:

	Payments Due by Period (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term 2011 and 2006 Notes	$250	$—	$100	$—	$150
Convertible Senior 2024 Note	175	—	—	—	175
Credit Facility	900	—	—	900	—
Interest on Long-Term Notes, Convertible Senior 2024 Note and Credit Facility	410	74	132	118	86
Purchase Obligations	191	191	—	—	—
Operating leases	99	24	35	19	21

Total	$2,025	$289	$267	$1,037	$432

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

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

Pro Forma Results Reconciliation

The data below reflects pro forma data that will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data presented below reflects the Company’s acquisitions of J&F and Integris Metals, the terms of the Company’s amended and restated credit agreement dated January 4, 2005 and the Company’s 2004 issuances of $175 million of the 2024 Notes and of $150 million of the 2011 Notes, as if all such events had occurred on January 1, 2004.

The following table presents the pro forma adjustments made to the Company’s historical consolidated statement of operations for the year ended December 31, 2004 to arrive at the 2004 pro forma amounts (see “Supplemental Information—Pro Forma Comparisons” above for comparison of 2004 pro forma data to 2005 results):

Condensed Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2004

(In millions, except per share data)

	The Company	J&F (A)	J&F Steel pro forma adjustments (C)		Debt offerings pro forma adjustments (C)		Integris Metals (B)	Integris Metals pro forma adjustments (B)		Pro forma as adjusted
	(restated)									(restated)
Net sales	$704.8	$39.5	$—		$—		$473.7	$—		$1,218.0

Cost of materials sold	583.9	35.2	—	(1)	—		381.2	0.1	(8)	1,000.4

Gross profit	120.9	4.3	—		—		92.5	(0.1)		217.6

Warehousing and delivery	41.9	1.0	—		—		—	28.3	(9)	71.2
Selling, general and administrative	52.8	2.0	—		—		62.0	(27.7	) (9)(10)(11)	89.1
Restructuring and plant closure costs	—	—	—		—		1.4	—		1.4
Gain on sale of assets	—	—	—		—		—	—		—

Operating profit (loss)	26.2	1.3	—		—		29.1	(0.7)		55.9

Other revenue and expense, net	—	—	—		—		(0.2)	—		(0.2)
Interest and other expense on debt	(4.9)	(0.3)	(0.4	) (2)	(1.8	) (4)(6)	(2.5)	(5.1	) (12)	(15.0)

Income (loss) before income taxes	21.3	1.0	(0.4)		(1.8)		26.4	(5.8)		40.7

Provision (benefit) for income taxes	8.5	0.4	(0.2	) (3)	(0.7	) (5)(7)	9.0	(2.0	) (13)	15.0

Income (loss) from continuing operations	$12.8	$0.6	$(0.2)		$(1.1)		$17.4	$(3.8)		$25.7

Income from continuing operations per share of common stock

Basic income per share	$0.51									$1.03

Diluted income per share	$0.50									$1.00

Notes to unaudited pro forma condensed

consolidated financial statement

The following adjustments have been reflected in the unaudited pro forma condensed consolidated statement of operations:

A. To reflect the pre-acquisition results of operations of J&F Steel for the period presented. J&F Steel’s statement of operations for the period presented includes restructuring activities associated with the closure of a facility prior to the Company’s acquisition of J&F Steel.

B. To reflect the results of operations of Integris Metals for the period presented. Integris Metals’ statement of operations for the period presented includes restructuring activities associated with employee reductions, changes to certain distribution operations and other merger related costs in connection with the integration of business processes and systems, which totaled $1.4 million in the first three months ended March 31, 2004.

C. To reflect the following adjustments for the impact of the acquisition of J&F Steel:

(1)	To adjust depreciation expense to reflect the estimated fair value of property, plant and equipment at the date of acquisition;

(2)	Estimated increase in interest expense related to increased borrowing to finance the acquisition; and

(3)	Estimated effect on income tax expense (benefit) resulting from above adjustments assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the issuance of the convertible 2024 Notes:

(4)	Estimated increase in interest expense, including amortization of the issuance cost of the convertible 2024 Notes; and

(5)	Estimated effect on income tax expense (benefit) resulting from above adjustment assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the issuance of the 2011 Notes:

(6)	Estimated increase in interest expense, including amortization of the issuance cost of the 2011 Notes; and

(7)	Estimated effect on income tax expense (benefit) resulting from above adjustment assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the acquisition of Integris Metals:

(8)	To increase depreciation and lease expense to reflect the estimated fair value of property, plant and equipment and leases at the date of acquisition.

(9)	To reclassify balances to conform to our presentation;

(10)	To increase amortization of intangible assets to reflect the estimated fair value of intangible assets at the date of acquisition.

(11)	To adjust post-retirement benefit expense to reflect the estimated fair value of deferred employee benefits at the date of acquisition;

(12)	Estimated increase in interest expense related to increased borrowing under the revolving credit facilities to finance the acquisition and additional amortization of deferred debt issuance costs under the revolving credit facilities and the bridge loan facility; and

(13)	Estimated effect on income tax expense (benefit) resulting from above adjustments assuming our on-going effective tax rates.

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

Item 4. Controls and Procedures

Restatement of previously issued Interim Consolidated Financial Statements

As described in Note 2 to the consolidated financial statements, the Company identified the following errors in the Company’s previously issued consolidated financial statements: (i) classification of metal processing costs, (ii) the effect of including nickel surcharges in inventory value and other out-of period adjustments, and (iii) other immaterial miscellaneous adjustments. As a result of these errors, the Company has restated its 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.

Based upon that evaluation and because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005 the Company’s disclosure controls and procedures were not effective. As a result of this material weakness, the Chief Executive Officer and Chief Financial Officer have further concluded that the Company’s disclosure controls and procedures were also not effective as of March 31, 2004, and that their earlier conclusions that the Company’s disclosure controls and procedures were effective in our previously filed Form 10-Q for the quarters ended March 31, 2005 and 2004, respectively, should no longer be relied upon.

Notwithstanding the material weakness described below, the Company’s management has concluded that the financial statements included in this amended Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual of interim consolidated financial statements will not be prevented or detected. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 identified the following material weakness in the Company’s internal control over financial reporting which existed as of March 31, 2005.

The Company did not maintain effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of material sold accounts. Specifically, the Company did not have controls designed and in place over the completeness, accuracy and valuation of inventory in accordance with generally accepted accounting principles and the presentation of processing costs within the Company’s consolidated statements of operations and reinvested earnings. Certain processing costs were classified as warehousing and delivery costs that should have been classified as cost of materials sold. Additionally, the

Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to ensure complete, accurate and timely evaluation of the selection, application and implementation of generally accepted accounting principles relative to inventory and related cost of material sold. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, as well as audit adjustments to the fourth quarter of 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of materials sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness as of March 31, 2005.

Remediation Plan for Material Weakness

We believe the steps described below will remediate the material weakness described above.

During the fourth quarter of 2005, we:

1.	augmented our accounting resources by adding an experienced accounting executive with significant SEC reporting experience and GAAP knowledge to help balance the workload;

2.	completed the transition and centralization of the accounting function related to the Integris Metals acquisition, which will enable better communication and information flow; and

3.	continued the upgrade of our information systems capability and consolidation of our multiple information technology operating platforms onto one integrated platform.

During 2006, we will:

1.	move toward a more centralized system and database, reducing the workload and the strain on our accounting resources;

2.	conduct training of personnel at operating locations to ensure accuracy of inventory records;

3.	augment GAAP training for our corporate accounting staff; and

4.	put controls in place to ensure that we do not divert our accounting resources to support acquisition or other activities not directly related to accounting until all critical accounting matters have been handled.

Management believes that these measures, when effectively implemented and maintained, will remediate the material weakness discussed above.

Changes in Internal Control Over Financial Reporting

Our management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this amended quarterly report on Form 10-Q (“Report”) and they have concluded that, there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RYERSON INC.

By:	/s/ Lily L. May
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: March 30, 2006

Part I — Schedule A

RYERSON INC. (formerly Ryerson Tull, Inc.)

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Dollars in Millions
	March 31, 2005		December 31, 2004
	(restated)(1)		(restated)(1)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value) 79,968 shares issued and outstanding as of March 31, 2005 and December 31, 2004		$0.1		$0.1
Common stock ($1 par value) 50,556,350 shares issued as of March 31, 2005 and December 31, 2004		50.6		50.6
Capital in excess of par value		856.2		857.5
Retained earnings
Balance beginning of year	$375.5		$324.7
Net income (loss)	35.4		56.0
Dividends
Series A preferred stock - $0.60 per share in 2005 and $2.40 per share in 2004	(0.1)		(0.2)
Common Stock - $ .05 per share in 2005 and $ .20 per share in 2004	(1.2)	409.6	(5.0)	375.5

Restricted stock awards		(0.8)		(0.1)
Treasury stock, at cost - 25,458,536 as of March 31, 2005 and 25,539,305 as of December 31, 2004		(743.7)		(746.2)
Accumulated other comprehensive income (loss)
Minimum pension liability	(104.6)		(104.6)
Foreign currency translation	6.1	(98.5)	6.8	(97.8)

Total Stockholders’ Equity		$473.5		$439.6

(1)	See Item 1 “NOTE 2/RESTATEMENT OF FINANCIAL STATEMENTS” for reconciliation of previously reported amounts to restated amounts.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Copy of the Restated Certificate of Incorporation of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.12	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Tull Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.13	Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Tull, Inc., the U.S. Subsidiaries of Ryerson Tull, Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. Agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.14	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Tull Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

Exhibit Number	Description
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Appendix B to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 10, 2004 that was furnished to stockholders in connection with the annual meeting held April 21, 2004, and incorporated by reference herein.)

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Excerpt of 2005 Endorsement of Company’s Accident Insurance Policy as related to outside directors’ insurance. (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-9117) and incorporated by reference herein.)

10.11*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.17*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.16 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.18 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.26*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.27*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28*	Form of restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.29*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.30*	Form of 2005 performance award agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31*	2004 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.32*	2005 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.33*	Named Executive Officer Merit Increases effective January 31, 2005 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.34*	Director Compensation Summary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.35*	Form of Option Agreement Under the Ryerson Tull Directors’ Compensation Plan (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.