Form 10-Q/A
period 2005-09-30
RYERSON INC.
filed 2006-03-31
CIK 790528

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

This amended Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and the Company’s business are: cyclicality of our business, due to the cyclical nature of our customers’ businesses; managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins; managing inventory and other costs and expenses; consolidation in the metals manufacturing industry, from which we purchase product, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability; remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources; whether our growth strategies, including our marketing programs and acquisitions, will generate sufficient additional sales to increase our market share or profitability; whether we can integrate acquisitions such as Integris Metal successfully without loss of key employees or customers; the timing and cost of our consolidation of our multiple information technology platforms to a single SAP platform, particularly in light of the number of facilities acquired when we purchased Integris Metals; our ability to improve financial controls over financial reporting and remediate our material weakness; our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability; and our substantial debt, with a debt-to-capitalization ratio of 67% at September 30, 2005, with $409 million available under our credit facility and with $425 million in outstanding notes, including $100 million 9 1/8% Notes due July 15, 2006. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

EXPLANATORY NOTE

This amendment to the Company’s Form 10-Q is being filed as a result of the Company’s decision to amend and restate its 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters. The restatement relates to corrections for errors in the previously reported financial statements as described below and as more fully described in Note 2 to the Consolidated Financial Statements. In addition, as described in Notes 2 and 3 of the Consolidated Financial Statements, the restatement also reflects the impact on the financial statements as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 of a change in the method of applying LIFO inventory costing.

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

The Company has also revised its disclosure in this amended Form 10-Q to state that management has concluded that the Company did not maintain effective disclosure controls and procedures as of September 30, 2005. See Item 4. Controls and Procedures in Part I of this amended Form 10-Q for additional information.

INDEX

Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Dollars in Millions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
NET SALES	$1,416.5	$898.7	$4,476.7	$2,398.3
Cost of materials sold	1,203.3	765.9	3,786.2	2,013.0

GROSS PROFIT	213.2	132.8	690.5	385.3
Warehousing and delivery	80.4	44.5	239.8	129.8
Selling, general and administrative	93.1	56.8	268.9	161.9
Restructuring and plant closure costs	0.3	3.0	3.3	3.6
Pension curtailment gain	(21.0)	—	(21.0)	—
Gain on the sale of assets	(6.6)	(2.3)	(6.6)	(4.7)

OPERATING PROFIT	67.0	30.8	206.1	94.7
Other revenue and expense, net	0.3	—	3.1	0.1
Interest and other expense on debt	(19.9)	(6.0)	(59.7)	(16.0)

INCOME BEFORE INCOME TAXES	47.4	24.8	149.5	78.8
PROVISION FOR INCOME TAXES	16.7	9.5	57.7	30.2

INCOME FROM CONTINUING OPERATIONS	30.7	15.3	91.8	48.6
DISCONTINUED OPERATIONS
Adjustment to gain on sale, net of tax	—	2.3	—	3.5

NET INCOME	30.7	17.6	91.8	52.1
DIVIDENDS ON PREFERRED STOCK	0.1	—	0.2	0.2

NET INCOME APPLICABLE TO COMMON STOCK	$30.6	$17.6	$91.6	$51.9

See notes to consolidated financial statements

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Dollars in Millions (except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
EARNINGS PER SHARE OF COMMON STOCK
Basic:
Income from continuing operations	$1.22	$0.61	$3.64	$1.95
Discontinued operations – adjustment to gain on sale	—	0.09	—	0.14

Basic earnings per share	$1.22	$0.70	$3.64	$2.09

Diluted:
Income from continuing operations	$1.18	$0.60	$3.54	$1.89
Discontinued operations – adjustment to gain on sale	—	0.09	—	0.14

Diluted earnings per share	$1.18	$0.69	$3.54	$2.03

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$30.7	$17.6	$91.8	$52.1
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on derivative instruments	0.2	(0.1)	0.3	(0.1)
Foreign currency translation adjustments	6.3	1.6	4.2	2.2

COMPREHENSIVE INCOME	$37.2	$19.1	$96.3	$54.2

See notes to consolidated financial statements

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (Unaudited)

	Dollars in Millions
	Nine Months Ended September 30,
	2005	2004
	(restated)	(restated)
OPERATING ACTIVITIES
Net income	$91.8	$52.1

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.3	16.3
Deferred income taxes	23.4	11.7
Deferred employee benefit funding/cost	5.5	(12.2)
Restructuring and plant closure costs	1.3	3.3
Discontinued operations – adjustment to the gain on sale, net of tax	—	(3.5)
Pension curtailment gain	(21.0)	—
Gain on the sale of assets	(6.6)	(4.7)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(15.4)	(204.7)
Inventories	115.3	(84.8)
Other assets and income tax receivable	(2.0)	4.6
Accounts payable	(40.9)	96.1
Accrued liabilities	(8.9)	3.0
Accrued taxes payable	(44.3)	6.1
Other items	(1.3)	(1.6)

Net adjustments	35.4	(170.4)

Net cash provided by (used in) operating activities	127.2	(118.3)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(410.3)	(37.9)
Capital expenditures	(24.3)	(21.4)
Investment in joint venture	(0.7)	(2.0)
Loan to joint venture	—	(3.2)
Loan repayment from joint venture	—	2.0
Proceeds from sales of assets	19.6	16.0

Net cash used in investing activities	(415.7)	(46.5)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	(234.0)	(13.5)
Proceeds from credit facility borrowings	1,490.6	486.0
Repayment of credit facility borrowings	(961.3)	(305.0)
Net short-term proceeds/(repayments) under credit facility	27.6	(6.0)
Credit facility issuance costs	(10.1)	(1.2)
Bond issuance costs	(0.6)	—
Net increase/(decrease) in book overdrafts	(5.6)	20.5
Dividends paid	(3.9)	(3.9)
Proceeds from exercise of common stock options	0.9	1.6

Net cash provided by financing activities	303.6	178.5

Net increase in cash and cash equivalents	15.1	13.7
Effect of exchange rate changes on cash	(0.4)	1.2

Net change in cash and cash equivalents	14.7	14.9
Cash and cash equivalents - beginning of period	18.4	13.7

Cash and cash equivalents - end of period	$33.1	$28.6

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$47.1	$16.2
Income taxes, net	75.5	8.8

See notes to consolidated financial statements

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets (Unaudited)

	Dollars in Millions
	September 30, 2005		December 31, 2004
	(restated)		(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$33.1		$18.4
Restricted cash		0.6		0.8
Receivables less provision for allowances, claims and doubtful accounts of $23.3 and $14.0, respectively		724.4		465.4
Inventories		897.5		606.9
Prepaid expenses and other assets		19.8		2.6
Deferred income taxes		—		10.0

Total current assets		1,675.4		1,104.1
INVESTMENTS AND ADVANCES		22.1		18.0
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$780.2		$616.1
Less accumulated depreciation	377.5	402.7	376.8	239.3

DEFERRED INCOME TAXES		144.6		154.5
INTANGIBLE PENSION ASSET		9.0		9.0
OTHER INTANGIBLES		11.8		—
GOODWILL		66.8		—
OTHER ASSETS		24.5		15.9

Total Assets		$2,356.9		$1,540.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$273.2		$222.3
Salaries, wages and commissions		43.9		31.9
Other accrued liabilities		61.2		71.0
Short-term credit facility borrowings		27.6		—
Current portion of long-term debt		100.1		—

Total current liabilities		506.0		325.2
LONG-TERM DEBT		955.0		526.2
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		361.7		249.8

Total liabilities		1,822.7		1,101.2
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		534.2		439.6

Total Liabilities and Stockholders’ Equity		$2,356.9		$1,540.8

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

NOTE 2/RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three month and nine month periods ended September 30, 2005 and 2004 have been restated to correct for errors in the previously reported financial statements as described below. In addition, as described below and as more fully described in Note 3 of the Consolidated Financial Statements, the financial statements as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 have been restated to reflect the impact of a change in the method of applying LIFO inventory costing.

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

Metal processing costs were previously misclassified as a warehousing and delivery expense and should have been reported as a cost of materials sold. The correction of the classification of metal processing costs results in the reduction of warehousing and delivery expense and an equal increase in the cost of materials sold of $21.4 million and $18.8 million for the three month periods ended September 30, 2005 and 2004 and $65.5 million and $53.7 million for the nine month periods ended September 30, 2005 and 2004, respectively. There was no impact on net income related to the correction of the classification of metal processing costs.

One of our Canadian subsidiaries excluded nickel surcharges from the cost of stainless steel inventory. The restatement to correct the impact of nickel surcharges increased cost of materials sold $0.4 million and $0.6 million and decreased provision for income taxes $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2005 and decreased the cost of materials sold $0.3 million and $2.3 million and increased provision for income taxes $0.1 million and $0.9 million for the three and nine month periods ended September 30, 2004, respectively. The nickel surcharge adjustment increased inventory by $5.7 million at September 30, 2005 and $6.3 million at December 31, 2004. The cumulative impact of this adjustment increased other accrued liabilities by $1.6 million, increased retained earnings by $2.8 million and increased accumulated other comprehensive income by $1.3 million at September 30, 2005 and increased other accrued liabilities by $1.8 million, increased retained earnings by $3.2 million and increased accumulated other comprehensive income by $1.3 million at December 31, 2004.

Other restatement adjustments were recorded for immaterial miscellaneous adjustments. These adjustments increased costs of materials sold $1.0 million and $0.9 million, decreased selling, general and administrative costs $0.4 million and $1.1 million, decreased interest expense zero and $0.2 million, decreased other income $1.1 million and zero and provision for income taxes decreased $0.7 million and increased $0.1 million for the three and nine month periods ended September 30, 2005, respectively. The aggregate impact of these miscellaneous adjustments decreased net income $1.0 million and increased net income $0.3 million for the three and nine month periods ended September 30, 2005, respectively. There was no impact on net income for the three and nine month periods ended September 30, 2004. The cumulative effect of miscellaneous adjustments at September 30, 2005 decreased inventory by $0.4 million, increased prepaid expenses and other assets by $1.1 million, decreased goodwill by $0.5 million, increased other accrued liabilities by $0.3 million and decreased retained earnings $0.1 million. The cumulative effect of miscellaneous adjustments at December 31, 2004 was a decrease in inventory of $0.4 million, a decrease in deferred charges and other assets of $0.2 million, an increase in deferred tax assets of $0.1 million, a decrease in retained earnings of $0.4 million and a $0.1 million decrease in other accrued liabilities. Prior to the periods presented, an adjustment of $2.7 million was made to increase retained earnings, to increase deferred tax liabilities by $2.6 million and to increase current deferred tax assets by $0.1 million to correct deferred taxes related to an excess deferred tax credit arising from an acquisition.

Restatement due to accounting change effective January 1, 2005. In the fourth quarter of 2005, we changed our method of applying LIFO inventory costing for the domestic component of our inventory. The change has been applied retroactive to January 1, 2005. The three and nine month periods ended September 30, 2005 includes an increase in cost of materials sold of $3.1 million and $6.5 million for the impact of the change in method of applying LIFO costing, respectively. See Note 3 for further discussion.

The following table reconciles the impact of the restatement and change in method of applying LIFO on net income and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common stock, as previously reported	$33.8	$17.4	$95.7	$50.5
Classification of metal processing costs	—	—	—	—
Nickel surcharges on stainless steel inventory purchases	(0.4)	0.3	(0.6)	2.3
Other restatement items	(1.7)	—	0.4	—

	(2.1)	0.3	(0.2)	2.3
Income tax effects on above items	(0.8)	0.1	(0.1)	0.9

Adjustments to net income	(1.3)	0.2	(0.1)	1.4

Net income applicable to common stock, as restated	32.5	17.6	95.6	51.9
Adjustment for change in accounting, net of tax	(1.9)	—	(4.0)	—

Net income applicable to common stock, as adjusted	$30.6	$17.6	$91.6	$51.9

Diluted earnings per share, as previously reported	$1.30	$0.68	$3.70	$1.97
Restatement adjustments	(0.04)	0.01	(0.01)	0.06

Diluted earnings per share, as restated	1.26	0.69	3.69	2.03
Impact of change in accounting	(0.08)	—	(0.15)	—

Diluted earnings per share, as adjusted	$1.18	$0.69	$3.54	$2.03

The following is a summary of the impact of the restatement on the consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and the consolidated balance sheets at September 30, 2005 and December 31, 2004 (in millions, except per share data):

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,
	2005					2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Net sales	$1,416.5	$—	$1,416.5	$—	$1,416.5	$898.7	$—	$898.7
Cost of materials sold	1,177.4	22.8	1,200.2	3.1	1,203.3	747.4	18.5	765.9

Gross profit	239.1	(22.8)	216.3	(3.1)	213.2	151.3	(18.5)	132.8
Warehousing and delivery	101.8	(21.4)	80.4	—	80.4	63.3	(18.8)	44.5
Selling, general and administrative	93.5	(0.4)	93.1	—	93.1	56.8	—	56.8
Restructuring and plant closure costs	0.3	—	0.3	—	0.3	3.0	—	3.0
Pension curtailment gain	(21.0)	—	(21.0)	—	(21.0)	—	—	—
Gain on sale of assets	(6.6)	—	(6.6)	—	(6.6)	(2.3)	—	(2.3)

Operating profit	71.1	(1.0)	70.1	(3.1)	67.0	30.5	0.3	30.8
Other expense:
Other income and expense, net	1.4	(1.1)	0.3	—	0.3	—	—	—
Interest and other expense on debt	(19.9)	—	(19.9)	—	(19.9)	(6.0)	—	(6.0)

Income before income taxes	52.6	(2.1)	50.5	(3.1)	47.4	24.5	0.3	24.8
Provision for income taxes	18.7	(0.8)	17.9	(1.2)	16.7	9.4	0.1	9.5

Income from continuing operations	33.9	(1.3)	32.6	(1.9)	30.7	15.1	0.2	15.3
Discontinued operations—Inland Steel Company Gain on sale, net of tax provision	—	—	—	—	—	2.3	—	2.3

Net income	33.9	(1.3)	32.6	(1.9)	30.7	17.4	0.2	17.6
Dividend requirements for preferred stock	0.1	—	0.1	—	0.1	—	—	—

Net income applicable to common stock	$33.8	$(1.3)	$32.5	$(1.9)	$30.6	$17.4	$0.2	$17.6

Earnings per share of common stock
Basic:
Income from continuing operations	$1.34	$(0.05)	$1.29	$(0.07)	$1.22	$0.61	$—	$0.61
Inland Steel Company—gain on sale	—	—	—	—	—	0.09	—	0.09

Basic earnings per share	$1.34	$(0.05)	$1.29	$(0.07)	$1.22	$0.70	$—	$0.70

Diluted:
Income from continuing operations	$1.30	$(0.04)	$1.26	$(0.08)	$1.18	$0.59	$0.01	$0.60
Inland Steel Company—gain on sale	—	—	—	—	—	0.09	—	0.09

Diluted earnings per share	$1.30	$(0.04)	$1.26	$(0.08)	$1.18	$0.68	$0.01	$0.69

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except per share data)

	Nine Months Ended September 30,
	2005					2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Net sales	$4,476.7	$—	$4,476.7	$—	$4,476.7	$2,398.3	$—	$2,398.3
Cost of materials sold	3,712.7	67.0	3,779.7	6.5	3,786.2	1,961.6	51.4	2,013.0

Gross profit	764.0	(67.0)	697.0	(6.5)	690.5	436.7	(51.4)	385.3
Warehousing and delivery	305.3	(65.5)	239.8	—	239.8	183.5	(53.7)	129.8
Selling, general and administrative	270.0	(1.1)	268.9	—	268.9	161.9	—	161.9
Restructuring and plant closure costs	3.3	—	3.3	—	3.3	3.6	—	3.6
Pension curtailment gain	(21.0)	—	(21.0)	—	(21.0)	—	—	—
Gain on sale of assets	(6.6)	—	(6.6)	—	(6.6)	(4.7)	—	(4.7)

Operating profit	213.0	(0.4)	212.6	(6.5)	206.1	92.4	2.3	94.7
Other expense:
Other income and expense, net	3.1	—	3.1	—	3.1	0.1	—	0.1
Interest and other expense on debt	(59.9)	0.2	(59.7)	—	(59.7)	(16.0)	—	(16.0)

Income before income taxes	156.2	(0.2)	156.0	(6.5)	149.5	76.5	2.3	78.8
Provision for income taxes	60.3	(0.1)	60.2	(2.5)	57.7	29.3	0.9	30.2

Income from continuing operations	95.9	(0.1)	95.8	(4.0)	91.8	47.2	1.4	48.6
Discontinued operations—Inland Steel Company Gain on sale, net of tax provision	—	—	—	—	—	3.5	—	3.5

Net income	95.9	(0.1)	95.8	(4.0)	91.8	50.7	1.4	52.1
Dividend requirements for preferred stock	0.2	—	0.2	—	0.2	0.2	—	0.2

Net income applicable to common stock	$95.7	$(0.1)	$95.6	$(4.0)	$91.6	$50.5	$1.4	$51.9

Earnings per share of common stock
Basic:
Income from continuing operations	$3.80	$(0.01)	$3.79	$(0.15)	$3.64	$1.89	$0.06	$1.95
Inland Steel Company—gain on sale	—	—	—	—	—	0.14	—	0.14

Basic earnings per share	$3.80	$(0.01)	$3.79	$(0.15)	$3.64	$2.03	$0.06	$2.09

Diluted:
Income from continuing operations	$3.70	$(0.01)	$3.69	$(0.15)	$3.54	$1.83	$0.06	$1.89
Inland Steel Company—gain on sale	—	—	—	—	—	0.14	—	0.14

Diluted earnings per share	$3.70	$(0.01)	$3.69	$(0.15)	$3.54	$1.97	$0.06	$2.03

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(In millions) Nine Months Ended September 30,
	2005					2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Operating Activities:
Net income	$95.9	$(0.1)	$95.8	$(4.0)	$91.8	$50.7	$1.4	$52.1

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.3	—	30.3	—	30.3	16.3	—	16.3
Deferred income taxes	25.8	0.1	25.9	(2.5)	23.4	11.7	—	11.7
Deferred employee benefit funding/cost	5.5	—	5.5	—	5.5	(12.2)	—	(12.2)
Restructuring and plant closure costs	1.3	—	1.3	—	1.3	3.3	—	3.3
Gain from sale of ISC, net of tax	—	—	—	—	—	(3.5)	—	(3.5)
Pension curtailment gain	(21.0)	—	(21.0)	—	(21.0)	—	—	—
Gain on sale of assets	(6.6)	—	(6.6)	—	(6.6)	(4.7)	—	(4.7)
Change in:
Receivables	(15.4)	—	(15.4)	—	(15.4)	(204.7)	—	(204.7)
Inventories	108.2	0.6	108.8	6.5	115.3	(82.5)	(2.3)	(84.8)
Other assets and income tax receivable	(1.4)	(0.6)	(2.0)	—	(2.0)	3.7	0.9	4.6
Accounts payable	(40.9)	—	(40.9)	—	(40.9)	96.1	—	96.1
Accrued liabilities	(8.9)	—	(8.9)	—	(8.9)	3.0	—	3.0
Accrued taxes payable	(44.3)	—	(44.3)	—	(44.3)	6.1	—	6.1
Other items	(1.3)	—	(1.3)	—	(1.3)	(1.6)	—	(1.6)

Net adjustments	31.3	0.1	31.4	4.0	35.4	(169.0)	(1.4)	(170.4)

Net cash provided by (used in) operating activities	127.2	—	127.2	—	127.2	(118.3)	—	(118.3)

Investing Activities:
Acquisitions, net of cash acquired	(410.3)	—	(410.3)	—	(410.3)	(37.9)	—	(37.9)
Capital expenditures	(24.3)	—	(24.3)	—	(24.3)	(21.4)	—	(21.4)
Investment in joint venture	(0.7)	—	(0.7)	—	(0.7)	(2.0)	—	(2.0)
Loan to joint venture	—	—	—	—	—	(3.2)	—	(3.2)
Loan repayment from joint venture	—	—	—	—	—	2.0	—	2.0
Proceeds from sales of assets	19.6	—	19.6	—	19.6	16.0	—	16.0

Net cash used in investing activities	(415.7)	—	(415.7)	—	(415.7)	(46.5)	—	(46.5)

Financing Activities:
Repayment of debt assumed in acquisition	(234.0)	—	(234.0)	—	(234.0)	(13.5)	—	(13.5)
Proceeds from credit facility borrowings	1,490.6	—	1,490.6	—	1,490.6	486.0	—	486.0
Repayment of credit facility borrowings	(961.3)	—	(961.3)	—	(961.3)	(305.0)	—	(305.0)
Net short-term proceeds/(repayments) under credit facility	27.6	—	27.6	—	27.6	(6.0)	—	(6.0)
Credit facility issuance costs	(10.1)	—	(10.1)	—	(10.1)	(1.2)	—	(1.2)
Bond issuance costs	(0.6)	—	(0.6)	—	(0.6)	—	—	—
Net increase/(decrease) in book overdrafts	(5.6)	—	(5.6)	—	(5.6)	20.5	—	20.5
Dividends paid	(3.9)	—	(3.9)	—	(3.9)	(3.9)	—	(3.9)
Proceeds from exercise of common stock options	0.9	—	0.9	—	0.9	1.6	—	1.6

Net cash provided by financing activities	303.6	—	303.6	—	303.6	178.5	—	178.5

Net increase (decrease) in cash and cash equivalents	15.1	—	15.1	—	15.1	13.7	—	13.7
Effect of exchange rate changes on cash	(0.4)	—	(0.4)	—	(0.4)	1.2	—	1.2

Net change in cash and cash equivalents	14.7	—	14.7	—	14.7	14.9	—	14.9
Cash and cash equivalents-beginning of period	18.4	—	18.4	—	18.4	13.7	—	13.7

Cash and cash equivalents-end of period	$33.1	$—	$33.1	$—	$33.1	$28.6	$—	$28.6

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)

	At September 30, 2005					At December 31, 2004
	As previously reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As previously reported	Restatement adjustment	As restated
Assets
Current assets:
Cash and cash equivalents	$33.1	$—	$33.1	$—	$33.1	$18.4	$—	$18.4
Restricted cash	0.6	—	0.6	—	0.6	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	724.4	—	724.4	—	724.4	465.4	—	465.4
Inventories	898.7	5.3	904.0	(6.5)	897.5	601.0	5.9	606.9
Prepaid expenses and other assets	18.7	1.1	19.8	—	19.8	2.6	—	2.6
Deferred income taxes	—	—	—	—	—	9.8	0.2	10.0

Total current assets	1,675.5	6.4	1,681.9	(6.5)	1,675.4	1,098.0	6.1	1,104.1
Investments and advances	22.1	—	22.1	—	22.1	18.0	—	18.0
Property plant and equipment, at cost, less accumulated depreciation	402.7	—	402.7	—	402.7	239.3	—	239.3
Deferred income taxes	142.0	2.6	144.6	—	144.6	151.9	2.6	154.5
Intangible pension asset	9.0	—	9.0	—	9.0	9.0	—	9.0
Other intangibles	11.8	—	11.8	—	11.8	—	—	—
Goodwill	67.3	(0.5)	66.8	—	66.8	—	—	—
Deferred charges and other assets	24.5	—	24.5	—	24.5	16.1	(0.2)	15.9

Total assets	$2,354.9	$8.5	$2,363.4	$(6.5)	$2,356.9	$1,532.3	$8.5	$1,540.8

Liabilities
Current liabilities:
Accounts payable	$273.2	$—	$273.2	$—	$273.2	$222.3	$—	$222.3
Accrued liabilities:
Salaries, wages and commissions	43.9	—	43.9	—	43.9	31.9	—	31.9
Income and other taxes	11.5	1.9	13.4	—	13.4	50.9	1.7	52.6
Other accrued liabilities	50.4	(0.1)	50.3	(2.5)	47.8	18.4	—	18.4
Short-term credit facility borrowings	27.6	—	27.6	—	27.6	—	—	—
Current portion of long-term debt	100.1	—	100.1	—	100.1	—	—	—

Total current liabilities	506.7	1.8	508.5	(2.5)	506.0	323.5	1.7	325.2
Long-term debt	955.0	—	955.0	—	955.0	526.2	—	526.2
Deferred employee benefits and other credits	361.7	—	361.7	—	361.7	249.8	—	249.8

Total liabilities	1,823.4	1.8	1,825.2	(2.5)	1,822.7	1,099.5	1.7	1,101.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock	0.1	—	0.1	—	0.1	0.1	—	0.1
Common stock	50.6	—	50.6	—	50.6	50.6	—	50.6
Capital in excess of par value	853.6	—	853.6	—	853.6	857.5	—	857.5
Retained earnings	461.9	5.4	467.3	(4.0)	463.3	370.0	5.5	375.5
Restricted stock awards	(0.6)	—	(0.6)	—	(0.6)	(0.1)	—	(0.1)
Treasury stock at cost	(739.5)	—	(739.5)	—	(739.5)	(746.2)	—	(746.2)
Accumulated other comprehensive income	(94.6)	1.3	(93.3)	—	(93.3)	(99.1)	1.3	(97.8)

Total stockholders’ equity	531.5	6.7	538.2	(4.0)	534.2	432.8	6.8	439.6

Total liabilities and stockholders’ equity	$2,354.9	$8.5	$2,363.4	$(6.5)	$2,356.9	$1,532.3	$8.5	$1,540.8

NOTE 3/INVENTORIES

Inventories were classified as follows (in millions):

	September 30, 2005	December 31, 2004
	(restated)	(restated)
In process and finished products	$896.9	$606.7
Supplies	0.6	0.2

Total	$897.5	$606.9

The difference between replacement cost and current cost of inventory as compared to the stated LIFO value was $277 million and $335 million at September 30, 2005 and December 31, 2004, respectively. Approximately 88% and 93% of inventories are accounted for under the LIFO method at September 30, 2005 and December 31, 2004, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

Effective January 1, 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory. The change reduced the number of pools and combined inventory items with similarities into three pools consistent with our significant product lines. The accounting change is also in line with Company’s Integris Metals’ integration plan and the January 1, 2006 planned merger of the Company’s U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. Management believes that the change in application of the LIFO method of valuing inventory is preferable because it results in a better matching of current costs with current revenues. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively from January 1, 2005. In addition, pro forma amounts prior to January 1, 2005 cannot be reasonably estimated and have not been disclosed.

Cost of material sold after the change in application of the LIFO inventory costing method was $3.1 million and $6.5 million higher for the three and nine month periods ended September 30, 2005 than it would have been under the previous LIFO method. The impact of the change on net income for the three and nine month periods ended September 30, 2005 was an after-tax charge of $1.9 million and $4.0 million, or $0.08 and $0.15 diluted earnings per share, respectively.

NOTE 4/EARNINGS PER SHARE

	Dollars and Shares in Millions (except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Basic earnings per share
Income from continuing operations	$30.7	$15.3	$91.8	$48.6
Less preferred stock dividends	0.1	—	0.2	0.2

Income from continuing operations available to common shareholders	$30.6	$15.3	$91.6	$48.4
Discontinued operations - adjustment to the gain on sale	—	2.3	—	3.5

Net income available to common stockholders	$30.6	$17.6	$91.6	$51.9

Average shares of common stock outstanding	25.2	25.0	25.2	24.9

Basic earnings per share from continuing operations	$1.22	$0.61	$3.64	$1.95
Discontinued operations - adjustment to the gain on sale	—	0.09	—	0.14

Basic earnings per share	$1.22	$0.70	$3.64	$2.09

Diluted earnings per share
Income from continuing operations available to common stockholders	$30.6	$15.3	$91.6	$48.4
Discontinued operations - adjustment to the gain on sale	—	2.3	—	3.5
Effect of convertible preferred stock	0.1	—	0.2	0.2

Net income available to common stockholders and assumed conversions	$30.7	$17.6	$91.8	$52.1

Average shares of common stock outstanding	25.2	25.0	25.2	24.9
Dilutive effect of stock options	0.7	0.6	0.6	0.6
Stock based compensation	0.1	—	—	0.1
Convertible preferred stock	0.1	0.1	0.1	0.1

Shares outstanding for diluted earnings per share calculation	26.1	25.7	25.9	25.7

Diluted earnings per share from continuing operations	$1.18	$0.60	$3.54	$1.89
Discontinued operations - adjustment to the gain on sale	—	0.09	—	0.14

Diluted earnings per share	$1.18	$0.69	$3.54	$2.03

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

	(In Millions, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net income applicable to common stock - as reported	$30.6	$17.6	$91.6	$51.9
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.2	0.2	0.5	0.6

Net income applicable to common stock - pro forma	$30.4	$17.4	$91.1	$51.3

Earnings per share:
Basic - as reported	$1.22	$0.70	$3.64	$2.09

Basic - pro forma	$1.21	$0.70	$3.62	$2.07

Diluted - as reported	$1.18	$0.69	$3.54	$2.03

Diluted - pro forma	$1.16	$0.68	$3.51	$2.01

NOTE 6/RESTRUCTURING RESERVE

The following summarizes restructuring accrual activity for the first nine months ended September 30, 2005:

	(In Millions)
	Employee related costs	Tenancy and other costs	Total restructuring costs
Balance at January 1, 2005	$1.0	$2.5	$3.5
Restructuring charges	2.4	—	2.4
Cash payments	(0.4)	(0.3)	(0.7)
Non-cash utilization of reserve	(0.8)	—	(0.8)

Balance at March 31, 2005	2.2	2.2	4.4
Restructuring charges	0.6	—	0.6
Cash payments	(0.6)	(0.1)	(0.7)
Non-cash utilization of reserve	(0.4)	—	(0.4)

Balance at June 30, 2005	1.8	2.1	3.9
Restructuring charges	0.3	—	0.3
Cash payments	(0.7)	(0.2)	(0.9)
Non-cash utilization of reserve	(0.1)	—	(0.1)
Reclassifications	(0.1)	0.1	—

Balance at September 30, 2005	$1.2	$2.0	$3.2

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

NOTE 8/RETIREMENT BENEFITS

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005:

	(In Millions) At January 4, 2005
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	404.0
Other current assets	13.9
Property, plant and equipment	176.6
Intangible assets	14.7
Goodwill	66.8
Other assets	10.8

Total assets acquired		929.4
Current liabilities	(159.7)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(124.3)

Total liabilities assumed		(518.0)

Net assets acquired		$411.4

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

	(In Millions, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 Pro forma	2005	2004 Pro forma
	(restated)	(restated)	(restated)	(restated)
Net sales	$1,416.5	$1,436.1	$4,476.7	$3,993.1
Income from continuing operations	30.7	23.5	91.8	85.4

Net income	30.7	25.8	91.8	88.9

Income from continuing operations per share:
Basic	$1.22	$0.94	$3.64	$3.43

Diluted	$1.18	$0.91	$3.54	$3.32

Net income per share:
Basic	$1.22	$1.03	$3.64	$3.57

Diluted	$1.18	$1.00	$3.54	$3.46

NOTE 10/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at September 30, 2005:

	(In Millions) At September 30, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13.8	$2.9
Trademarks	0.9	—

Total	$14.7	$2.9

The weighted-average amortization period is 4.67 years in total, 3.67 years for customer relationships and 20 years for trademarks.

Aggregate Amortization Expense (Dollars in millions)
For the three months ended September 30, 2005	$1.0
For the nine months ended September 30, 2005	$2.9

Estimated Amortization Expense (Dollars in millions)
For the year ended 12/31/05	$3.9
For the year ended 12/31/06	$3.9
For the year ended 12/31/07	$3.9
For the year ended 12/31/08	$2.3
For the year ended 12/31/09	$—
For the years ended thereafter	$0.7

NOTE 11/LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2005 and December 31, 2004, respectively:

	(In Millions)
	September 30, 2005	December 31, 2004
Credit Facility	$657.6	$101.0
9 1/8% Notes due July 15, 2006	100.1	100.2
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,082.7	526.2
Less:
Short-term credit facility borrowings	27.6	—
9 1/8% Notes due within one year	100.1	—

Long-term debt	$955.0	$526.2

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

The New Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9 1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”)

and its 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2006 Notes and the 2024 Notes, the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases. Beginning on January 15, 2006, an availability block of $50 million (which will increase to $100 million on April 15, 2006) will be set aside under the New Credit Facility in order to repay the 2006 Notes (which availability block would be reduced appropriately to the extent that the Company prepays any of the 2006 Notes).

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

$100 Million 9 1/8% Notes due 2006

At September 30, 2005, $100 million of the 2006 Notes remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At September 30, 2005, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Tull, Inc. and Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A., as Trustee, for the 2024 Notes (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2005, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011. The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants will be suspended for so long as the 2011 Notes continue to be rated as investment grade.

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

NOTE 13/CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In November 2004, the Company issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Tull Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Tull Procurement Corporation. The following condensed consolidating financial information as of September 30, 2005 and December 31, 2004 and for the three-month and nine-month periods ended September 30 of 2005 and 2004 is provided in lieu of separate financial statements for the Company and Ryerson Tull Procurement Corporation.

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$933.2	$1,442.2	$(958.9)	$1,416.5
Cost of materials sold	—	923.1	1,239.1	(958.9)	1,203.3

Gross profit	—	10.1	203.1	—	213.2
Warehousing and delivery	—	—	80.4	—	80.4
Selling, general and administrative expenses	0.3	0.8	92.0	—	93.1
Restructuring and plant closure costs	—	—	0.3	—	0.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.3)	9.3	58.0	—	67.0
Other income and expense, net	0.2	—	0.1	—	0.3
Interest and other expense on debt	(10.4)	—	(9.5)	—	(19.9)
Intercompany transactions:
Interest expense on intercompany loans	(11.5)	(2.3)	(3.8)	17.6	—
Interest income on intercompany loans	1.1	0.9	15.6	(17.6)	—

Income (loss) before income taxes	(20.9)	7.9	60.4	—	47.4
Provision (benefit) for income taxes	(9.9)	3.2	23.4	—	16.7
Equity in (earnings) loss of subsidiaries	(41.7)	—	(4.7)	46.4	—

Net income (loss)	$30.7	$4.7	$41.7	$(46.4)	$30.7

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$746.3	$907.6	$(755.2)	$898.7
Cost of materials sold	—	738.2	782.9	(755.2)	765.9

Gross profit	—	8.1	124.7	—	132.8
Warehousing and delivery	—	—	44.5	—	44.5
Selling, general and administrative expenses	2.8	0.7	53.3	—	56.8
Restructuring and plant closure costs	—	—	3.0	—	3.0
Gain on sale of assets	—	—	(2.3)	—	(2.3)

Operating profit (loss)	(2.8)	7.4	26.2	—	30.8
Interest and other expense on debt	(3.1)	—	(2.9)	—	(6.0)
Intercompany transactions:
Interest expense on intercompany loans	(6.2)	(1.5)	(5.8)	13.5	—
Interest income on intercompany loans	0.5	0.9	12.1	(13.5)	—

Income (loss) before income taxes	(11.6)	6.8	29.6	—	24.8
Provision (benefit) for income taxes	(2.1)	2.7	8.9		9.5
Equity in (earnings) loss of subsidiaries	(24.8)	—	(4.1)	28.9	—

Income (loss) from continuing operations	15.3	4.1	24.8	(28.9)	15.3
Discontinued operations – Inland Steel Company	2.3	—	—	—	2.3

Net income (loss)	$17.6	$4.1	$24.8	$(28.9)	$17.6

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$2,442.0	$4,541.3	$(2,506.6)	$4,476.7
Cost of materials sold	—	2,415.6	3,877.2	(2,506.6)	3,786.2

Gross profit	—	26.4	664.1	—	690.5
Warehousing and delivery	—	—	239.8	—	239.8
Selling, general and administrative expenses	0.8	2.5	265.6	—	268.9
Restructuring and plant closure costs	—	—	3.3	—	3.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.8)	23.9	183.0	—	206.1
Other revenue and expense, net	0.3	—	2.8	—	3.1
Interest and other expense on debt	(32.0)	—	(27.7)	—	(59.7)
Intercompany transactions:
Interest expense on intercompany loans	(29.7)	(6.4)	(12.0)	48.1	—
Interest income on intercompany loans	3.7	3.2	41.2	(48.1)	—

Income (loss) before income taxes	(58.5)	20.7	187.3	—	149.5
Provision (benefit) for income taxes	(23.6)	8.3	73.0		57.7
Equity in (earnings) loss of subsidiaries	(126.7)	—	(12.4)	139.1	—

Net income (loss)	$91.8	$12.4	$126.7	$(139.1)	$91.8

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$1,903.7	$2,419.8	$(1,925.2)	$2,398.3
Cost of materials sold	—	1,883.1	2,055.1	(1,925.2)	2,013.0

Gross profit	—	20.6	364.7	—	385.3
Warehousing and delivery	—	—	129.8	—	129.8
Selling, general and administrative expenses	(0.2)	2.0	160.1	—	161.9
Restructuring and plant closure costs	—	—	3.6	—	3.6
Gain on sale of assets	—	—	(4.7)	—	(4.7)

Operating profit (loss)	0.2	18.6	75.9	—	94.7
Other revenue and expense, net	0.1	—	—	—	0.1
Interest and other expense on debt	(9.3)	—	(6.7)	—	(16.0)
Intercompany transactions:
Interest expense on intercompany loans	(17.2)	(4.4)	(18.2)	39.8	—
Interest income on intercompany loans	1.3	3.5	35.0	(39.8)	—

Income (loss) before income taxes	(24.9)	17.7	86.0	—	78.8
Provision (benefit) for income taxes	(3.3)	7.1	26.4		30.2
Equity in (earnings) loss of subsidiaries	(70.2)	—	(10.6)	80.8	—

Income (loss) from continuing operations	48.6	10.6	70.2	(80.8)	48.6
Discontinued operations – Inland Steel Company	3.5	—	—	—	3.5

Net income (loss)	$52.1	$10.6	$70.2	$(80.8)	$52.1

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$91.8	$12.4	$126.7	$(139.1)	$91.8

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	30.3	—	30.3
Equity in earnings of subsidiaries	(126.7)	—	(12.4)	139.1	—
Deferred income taxes	11.2	—	12.2	—	23.4
Deferred employee benefit cost/funding	(0.1)	—	5.6	—	5.5
Restructuring and plant closure costs	—	—	1.3	—	1.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)
Change in:
Receivables	—	—	(15.4)	—	(15.4)
Inventories	—	—	115.3	—	115.3
Other assets	4.6	—	(6.6)	—	(2.0)
Intercompany receivable/payable	(50.8)	(48.1)	98.9	—	—
Accounts payable	(0.8)	(9.1)	(31.0)	—	(40.9)
Accrued liabilities and accrued taxes payable	(40.5)	1.1	(13.8)	—	(53.2)
Other items	1.1	—	(2.4)	—	(1.3)

Net adjustments	(202.0)	(56.1)	154.4	139.1	35.4

Net cash provided by (used in) operating activities	(110.2)	(43.7)	281.1	—	127.2

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(411.4)	—	1.1	—	(410.3)
Capital expenditures	—	—	(24.3)	—	(24.3)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(485.3)	485.3	—
Loan repayment from related companies	—	33.3	3.7	(37.0)	—
Proceeds from sales of assets	—	—	19.6	—	19.6

Net cash provided by (used in) investing activities	(411.4)	33.3	(485.9)	448.3	(415.7)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	245.0	—	1,245.6	—	1,490.6
Repayment of credit facility borrowings	(150.0)	—	(811.3)	—	(961.3)
Net short-term proceeds under credit facility	—	—	27.6	—	27.6
Proceeds from intercompany borrowing	485.3	—	—	(485.3)	—
Repayment of intercompany borrowing	(33.3)	(3.7)	—	37.0	—
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Net decrease in book overdrafts	—	14.1	(19.7)	—	(5.6)
Dividends paid	(3.9)	—	—	—	(3.9)
Proceeds from stock option exercises	0.9	—	—	—	0.9

Net cash provided by (used in) financing activities	533.3	10.4	208.2	(448.3)	303.6

Net increase in cash and cash equivalents	11.7	—	3.4	—	15.1
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)

Net change in cash and cash equivalents	11.7	—	3.0	—	14.7
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$12.3	$—	$20.8	$—	$33.1

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$52.1	$10.6	$70.2	$(80.8)	$52.1

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	$—	$—	$16.3	$—	16.3
Equity in earnings of subsidiaries	(70.2)	—	(10.6)	80.8	—
Deferred income taxes	(0.3)	—	12.0	—	11.7
Deferred employee benefit cost/funding	—	—	(12.2)	—	(12.2)
Restructuring and plant closure costs	—	—	3.3	—	3.3
Discontinued operations – adjustment to the gain on sale, net of tax	(3.5)	—	—	—	(3.5)
Gain on the sale of assets	—	—	(4.7)	—	(4.7)
Change in:
Receivables	0.6	—	(205.3)	—	(204.7)
Inventories	—	—	(84.8)	—	(84.8)
Income tax receivable and other assets	5.0	—	(0.4)	—	4.6
Intercompany receivable/payable	(1.8)	(108.0)	109.8	—	—
Accounts payable	(0.5)	67.5	29.1	—	96.1
Accrued liabilities and accrued taxes payable	(0.1)	0.8	8.4	—	9.1
Other items	0.5	—	(2.1)	—	(1.6)

Net adjustments	(70.3)	(39.7)	(141.2)	80.8	(170.4)

Net cash used in operating activities	(18.2)	(29.1)	(71.0)	—	(118.3)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(37.9)	—	(37.9)
Capital expenditures	—	—	(21.4)	—	(21.4)
Investments in joint venture	—	—	(2.0)	—	(2.0)
Investment in non-guarantor subsidiaries	(0.7)	—	—	0.7	—
Loan to joint venture	(0.5)	—	(2.7)	—	(3.2)
Loan repayment from joint venture	—	—	2.0	—	2.0
Loan to related companies	—	—	(43.7)	43.7	—
Loan repayment from related companies	—	3.8	—	(3.8)	—
Proceeds from sales of assets	—	—	16.0	—	16.0

Net cash provided by (used in) investing activities	(1.2)	3.8	(89.7)	40.6	(46.5)

FINANCING ACTIVITIES
Redemption of debt assumed in acquisition	—	—	(13.5)	—	(13.5)
Proceeds from credit facility borrowings	—	—	486.0	—	486.0
Repayment of credit facility borrowings	—	—	(305.0)	—	(305.0)
Net short-term repayments under credit facility	—	—	(6.0)	—	(6.0)
Proceeds from intercompany borrowing	39.6	4.1	—	(43.7)	—
Repayment of intercompany borrowing	(3.8)	—	—	3.8	—
Capital contribution from parent	—	—	0.7	(0.7)	—
Borrowing agreement issuance costs	(1.2)	—	—	—	(1.2)
Net increase/(decrease) in book overdrafts	—	21.2	(0.7)	—	20.5
Dividends paid	(3.9)	—	—	—	(3.9)
Stock option exercise	1.6	—	—	—	1.6

Net cash provided by (used in) financing activities	32.3	25.3	161.5	(40.6)	178.5

Net increase in cash and cash equivalents	12.9	—	0.8	—	13.7
Effect of exchange rate changes on cash	—	—	1.2	—	1.2

Net change in cash and cash equivalents	12.9	—	2.0	—	14.9
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$13.9	$—	$14.7	$—	$28.6

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$12.3	$—	$20.8	$—	$33.1
Restricted cash	—	—	0.6	—	0.6
Receivables less provision for allowances, claims and doubtful accounts	—	—	724.4	—	724.4
Inventories	—	—	897.5	—	897.5
Prepaid expenses and other current assets	3.0	—	19.1	(2.3)	19.8
Intercompany receivable	23.7	271.4	—	(295.1)	—

Total Current Assets	39.0	271.4	1,662.4	(297.4)	1,675.4
Investments and advances	1,582.5	—	93.8	(1,654.2)	22.1
Intercompany notes receivable	—	—	727.0	(727.0)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	402.7	—	402.7
Deferred income taxes	81.4	—	63.2	—	144.6
Intangible pension asset	—	—	9.0	—	9.0
Other intangibles	—	—	11.8	—	11.8
Excess of cost over net assets acquired	—	—	66.8	—	66.8
Deferred charges and other assets	20.0	—	4.5	—	24.5

Total Assets	$1,722.9	$271.4	$3,041.2	$(2,678.6)	$2,356.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2.5	$129.8	$140.9	$—	$273.2
Intercompany payable	—	—	295.1	(295.1)	—
Salaries, wages and commissions	—	—	43.9	—	43.9
Other current liabilities	3.8	4.1	55.6	(2.3)	61.2
Current portion of long-term debt	100.1	—	27.6	—	127.7

Total Current Liabilities	106.4	133.9	563.1	(297.4)	506.0
Long-term debt	420.0	—	535.0	—	955.0
Long-term debt—Intercompany	661.2	65.8	—	(727.0)	—
Deferred employee benefits and other credits	1.1	—	360.6	—	361.7

Total Liabilities	1,188.7	199.7	1,458.7	(1,024.4)	1,822.7

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	483.5	71.7	1,570.7	(1,642.4)	483.5

Total Stockholders’ Equity	534.2	71.7	1,582.5	(1,654.2)	534.2

Total Liabilities and Stockholders’ Equity	$1,722.9	$271.4	$3,041.2	$(2,678.6)	$2,356.9

RYERSON INC. ( FORMERLY RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

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

Restatement due to accounting change effective January 1, 2005. Effective January 1, 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory. The impact of the change on net income for the three and nine month periods ended September 30, 2005 was an after-tax charge of $1.9 million and $4.0 million, or $0.08 and $0.15 diluted earnings per share, respectively. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively. The change conformed the Company’s inventory valuation for all domestic inventories to a single LIFO method consistent with the Company’s Integris Metals’ integration plan and the planned January 1, 2006 merger of its U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. The changed LIFO methodology combines groups of items with similarities into three LIFO pools tracking the Company’s significant product lines.

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

The Integris Metals acquisition has substantially increased the size of the Company. The acquisition approximately doubled the number of service center facilities maintained by the Company; at the acquisition date Integris Metals had 59 service centers, including 14 in Canada, and three dedicated processing facilities. Integris Metals’ net sales for the 52-week period ended December 31, 2004 were $2.0 billion; the Company’s net sales for fiscal year 2004 (which did not include Integris Metals) were $3.3 billion.

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

For the third quarter of 2005, the Company reported consolidated net income of $30.7 million, or $1.18 per diluted share, as compared with net income of $17.6 million, or $0.69 per diluted share, in the year-ago quarter.

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

Gross profit. Gross profit per ton of $241 in the third quarter of 2005 increased from $187 per ton in the year-ago quarter primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the third quarter of 2005 increased slightly to 15.1 percent from 14.8 percent a year ago.

Operating expenses. Total operating expenses increased 43 percent to $146.2 million in the third quarter of 2005 from $102.0 million a year ago. Warehousing and delivery expenses increased 81 percent to $80.4 million in the third quarter of 2005 from $44.5 million a year ago. The increase was due to three months’ expenses of Integris Metals ($32.3 million), and to higher delivery costs ($2.6 million) and labor costs ($0.8 million). Selling, general and administrative expenses increased 64 percent to $93.1 million in the third quarter of 2005 from $56.8 million a year ago. The increase was primarily due to three months’ expenses of Integris Metals ($35.4 million) and one month’s expenses of J&F Steel ($0.4 million) and to higher facility integration costs ($1.1 million) and higher stock-based compensation expense ($1.0 million). Third quarter 2005 operating expenses also include the $21.0 million pension curtailment gain, the $6.6 million gain on sales of assets and the $0.3 million restructuring charge discussed above. On a per ton basis, third quarter 2005 total operating expenses increased to $165 per ton from $144 per ton in the year-ago period. Aluminum is lighter in weight than carbon steel, and stainless steel is processed more slowly because of its surface-critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless steel after the acquisition of Integris Metals, operating expenses per ton are higher than historical levels.

Operating profit. For the quarter, the Company reported an operating profit of $67.0 million, or $76 per ton, compared to an operating profit of $30.8 million, or $43 per ton, in the year-ago period. The improvement was largely attributable to the strength in the economic environment, the acquisition of Integris Metals and the pension curtailment gain.

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

Provision for income taxes. In the third quarter of 2005, the Company recorded income tax expense of $16.7 million compared to a $9.5 million income tax expense in the third quarter of 2004. The effective tax rate was 35.2% in the third quarter of 2005 compared to 38.3% in the third quarter of 2004. The decrease in the effect tax rate is primarily due to recognizing a $2.1 million tax benefit as a result of a favorable settlement from an IRS examination.

Results of Operations - Comparison of First Nine Months 2005 to First Nine Months 2004

In the first nine months of 2005, the Company reported consolidated net income of $91.8 million, or $3.54 per diluted share, as compared with net income of $52.1 million, or $2.03 per diluted share, in the year-ago quarter.

Included in the first nine months of 2005 results are a pension curtailment gain of $21.0 million, $12.7 million after-tax or $0.49 per diluted share, a pretax charge of $3.3 million, $2.0 million after-tax or $0.08 per diluted share, associated with workforce consolidations resulting from the acquisition of Integris Metals and a gain on the sale of assets of $6.6 million, $4.0 million after-tax or $0.16 per diluted share.

Included in the first nine months of 2004 results are a pretax charge of $3.6 million, or $2.2 million after-tax or $0.08 per share, associated with plant consolidations and workforce reductions. 2004 also included a $4.7 million pretax, $2.8 million after-tax or $0.11 per share, gain on the sale of property and a $3.5 million, or $0.14 per share, favorable after-tax adjustment to the gain on sale of the Inland Steel Company, a discontinued operation.

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

Gross profit. Gross profit per ton of $258 in the first nine months of 2005 increased from $181 per ton in the year-ago period primarily due to an increased proportion of sales from higher priced stainless steel and aluminum products resulting from the acquisition of Integris Metals. Gross profit as a percent of sales in the first nine months of 2005 declined to 15.4 percent from 16.1 percent a year ago, primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased 67 percent to $484.4 million in the first nine months of 2005 from $290.6 million a year ago. Warehousing and delivery expenses increased 85 percent to $239.8 million in the first nine months of 2005 from $129.8 million a year ago. The increase was due to nine months’ expenses of Integris Metals ($96.1 million), and to higher delivery costs ($6.5 million), labor costs ($2.1 million), operating supplies ($0.4 million), repair and maintenance costs ($1.0 million) and employee benefit costs ($1.3 million). Selling, general and administrative expenses increased 66 percent to $268.9 million in the first nine months of 2005 from $161.9 million a year ago. The increase was primarily due to nine months’ expenses of Integris Metals ($102.6 million) and seven months’ expenses of J&F Steel ($4.7 million) and to higher professional fees ($1.9 million) and stock-based compensation expense ($1.8 million). First nine month 2005 operating expenses also include the $21.0 million pension curtailment gain, the $6.6 million gain on sale of assets and the $3.3 million restructuring charge discussed above. On a per ton basis, first nine month 2005 total operating expenses increased to $181 per ton from $136 per ton in the year-ago period. Aluminum is lighter in weight than carbon, and stainless is processed more slowly because of its surface-critical applications. Therefore, with the Company’s product mix shifted toward more aluminum and stainless after the acquisition of Integris Metals, operating expenses per ton are higher than historical levels.

Operating profit. For the first nine months of 2005, the Company reported an operating profit of $206.1 million, or $77 per ton, compared to an operating profit of $94.7 million, or $45 per ton, in the year-ago period. The improvement was largely attributable to the strength in the economic environment and the acquisition of Integris Metals.

Interest and other expense on debt. Interest and other expense on debt increased to $59.7 million in the first nine months of 2005 from $16.0 million in the year-ago period, primarily due to increased debt levels to fund the Integris Metals acquisition and increased working capital requirements. Interest and other expense on debt in the first nine months of 2005 was unfavorably impacted by the long-term debt issued in the fourth quarter of 2004, the increased borrowings under the amended credit facility, higher interest rates on credit facility debt and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for further discussion of outstanding debt.

Provision for income taxes. In the first nine months of 2005, the Company recorded income tax expense of $57.7 million compared to a $30.2 million income tax expense in the first nine months of 2004. The effective tax rate was 38.6% in the first nine months of 2005 compared to 38.3% in the first nine months of 2004. The tax expense for the first nine months of 2005 includes recording a $1.6 million valuation allowance against deferred tax assets as a result of tax law changes in the State of Ohio in the second quarter of 2005 and recognizing a benefit of $2.1 million in the third quarter of 2005 for the favorable settlement of an IRS examination.

Supplemental Information – Pro Forma Comparisons

Management’s discussion below reflects its analysis of the pro forma data presented below. Management believes that the comparison of the results of operations for the three months and nine months ended September 30, 2005 with unaudited pro forma 2004 data will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data for both the three-month and nine-month periods presented below reflects the Company’s acquisitions of J&F Steel and Integris Metals and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004. See “Pro Forma Results Reconciliation” below for reconciliation of historical results to proforma data for these periods.

Comparison of Third Quarter 2005 Statement of Operations Data to Pro Forma Third Quarter 2004 Statement of Operations Data

	(Dollars in Millions, Except Per Share Data) Three Months Ended September 30,
	2005	2004 Pro forma
	(restated)	(restated)
Tons shipped	883,000	903,000
Net sales	$1,416.5	$1,436.1
Gross profit	213.2	229.4
Operating expenses	146.2	173.8
Operating profit	67.0	55.6
Interest and other expense on debt	19.9	16.3
Income from continuing operations	30.7	23.5
Diluted earnings per share-from continuing operations	$ 1.18	$ 0.91

Sales volume. The 1% decrease in net sales year-over-year reflects a 1% increase in average selling price offset by a 2% tonnage decline. The decline is largely in carbon flat-rolled steel products.

Gross profit. Gross profit of $213.2 million or $241 per ton in the third quarter 2005 declined from $229.4 million, or $254 per ton a year ago pro forma. Gross profit as a percent of sales in the third quarter of 2005 declined to 15.1% from 16.0% a year ago.

Operating expenses. Total operating expenses decreased 15.9% to $146.2 million in the third quarter of 2005 from $173.8 million a year ago pro forma. The 2005 period included a $21 million pension curtailment gain.

Interest and other expense on debt. Interest and other expense on debt increased to $19.9 million from $16.3 million in the year-ago quarter on a pro forma basis, primarily due to increased working capital requirements and higher interest rates on credit facility debt.

Comparison of First Nine Months 2005 Statement of Operations Data to Pro forma First Nine Months 2004 Statement of Operations Data

	(Dollars in Millions, Except Per Share Data) Nine Months Ended September 30,
	2005	2004 Pro forma
	(restated)	(restated)
Tons shipped	2,679,000	2,817,000
Net sales	$ 4,476.7	$ 3,993.1
Gross profit	690.5	676.3
Operating expenses	484.4	493.7
Operating profit	206.1	182.6
Interest and other expense on debt	59.7	44.9
Income from continuing operations	91.8	85.4
Diluted earnings per share - from continuing operations	$ 3.54	$ 3.32

Sales volume. The 12% increase in net sales year-over-year reflects an 18% increase in average selling price offset by a 5% tonnage decline. The decline is largely in carbon flat-rolled steel products.

Gross profit. Gross profit of $690.5 million or $258 per ton in the first nine months of 2005 compared favorably to $676.3 million, or $240 per ton a year ago pro forma, mainly due to higher prices in the 2005 period. Gross profit as a percent of sales in the first nine months of 2005 declined to 15.4% from 16.9% a year-ago pro forma, largely due to the substantially higher material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses declined 1.9% to $484.4 million in the first nine months of 2005 from $493.7 million a year-ago proforma. The first nine months of 2005 included a $21.0 million pension curtailment gain, partially offset by higher delivery costs ($6.0 million), data processing contractors, data network expenses and SAP implementation costs ($3.7 million) and operating supplies ($2.3 million).

Interest and other expense on debt. Interest and other expense on debt increased to $59.7 million from $44.9 million in the first nine months of 2004 on a pro forma basis, primarily due to increased working capital requirements and higher interest rates on credit facility debt.

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

Net cash provided by operating activities was $127.2 million in the first nine months of 2005, primarily due to net income of $91.8 million during the first nine months of 2005. Net cash provided by operating activities included a $115.3 million from the reduction of inventories, partially offset by reductions in accounts payable of $40.9 million and accrued taxes payable of $44.3 million. The cash provided by inventory reductions is due to better management of inventory levels and sharing of inventory stocks between the Integris Metals facilities and the Company’s other facilities. The reduction in accounts payable is attributable to reduced purchases of inventory as the Company uses its on-hand inventory. The Company also made income tax payments of $75.5 million in the first nine months of 2005.

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

Pension Funding

At December 31, 2004, pension liabilities exceeded trust assets by $95 million for the Ryerson Tull Pension Plan and by $59 million for the Integris Pension Plans. The Company does not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2005 but could have future sizable pension contribution requirements for the Ryerson Tull Pension Plan as well as the Integris Pension Plans. The Company made a voluntary contribution of $10.3 million in the third quarter of 2005 to improve the plans’ funded status. Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2006.

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

Liquidity Outlook

The Company believes that cash flow from operations and proceeds from its revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. During the third quarter of 2005, the Company actively worked down its inventory levels, and the resulting cash flow combined with operating earnings were the primary cause for a reduction in revolving credit borrowings of $167 million. The Company continues to pursue inventory reductions that will generate cash flow, which would be used primarily to reduce debt.

On July 15, 2006, the Company’s $100 million 2006 Notes will mature. As discussed above under “Credit Facility,” availability blocks under the Company’s revolving credit agreement will be set aside beginning January 15, 2006 to provide funds to repay the 2006 Notes.

The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to market conditions at that time.

Pro Forma Results Reconciliation

The data below reflects pro forma data that will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data presented below reflects the Company’s acquisitions of J&F and Integris Metals, the terms of the Company’s amended and restated credit agreement dated January 4, 2005 and the Company’s 2004 issuances of $175 million of the 2024 Notes and of $150 million of the 2011 Notes as if all such events had occurred on January 1, 2004.

The following table presents the pro forma adjustments made to the Company’s historical consolidated statements of operations for the three-month and the nine-month periods ended September 30, 2004 to arrive at the 2004 pro forma amounts for the respective 2004 periods (see “Supplemental Information - Pro Forma Comparisons” above for comparison of 2005 results to 2004 pro forma data for these periods):

Condensed Consolidated Statement of Operations (Unaudited)

Three Months Ended September 30, 2004

(In millions, except per share data)

	The Company	J&F (A)	J&F pro forma adjustments (C)		Debt offerings pro forma adjustments (C)		Integris (B)	Integris pro forma adjustments (B)		Pro forma as adjusted
	(restated)									(restated)
Net sales	$898.7	$15.5	$—		$—		$521.9	$—		$1,436.1
Cost of materials sold	765.9	13.4	—	(1)	—		427.3	0.1	(8)	1,206.7

Gross profit	132.8	2.1	—		—		94.6	(0.1)		229.4
Warehousing and delivery	44.5	0.4	—		—		—	35.3	(9)	80.2
Selling, general and administrative	56.8	0.9	—		—		69.7	(34.7	)(9)(10)(11)	92.7
Restructuring and plant closure costs	3.0	—	—		—		0.2	—		3.2
Gain on sale of assets	(2.3)	—	—		—		—	—		(2.3)

Operating profit (loss)	30.8	0.8	—		—		24.7	(0.7)		55.6
Other revenue and expense, net	—	—	—		—		(1.1)	—		(1.1)
Interest and other expense on debt	(6.0)	(0.1)	(0.1	)(2)	(1.7	)(4)(6)	(2.8)	(5.6	)(12)	(16.3)

Income (loss) before income taxes	24.8	0.7	(0.1)		(1.7)		20.8	(6.3)		38.2
Provision (benefit) for income taxes	9.5	0.3	—	(3)	(0.6	)(5)(7)	7.8	(2.3	)(13)	14.7

Income (loss) from continuing operations	$15.3	$0.4	$(0.1)		$(1.1)		$13.0	$(4.0)		$23.5

Income from continuing operations per share of common stock
Basic income per share	$0.61									$0.94

Diluted income per share	$0.60									$0.91

Condensed Consolidated Statement of Operations (Unaudited)

Nine Months Ended September 30, 2004

(In millions, except per share data)

	The Company	J&F (A)	J&F pro forma adjustments (C)		Debt offerings pro forma adjustments (C)		Integris (B)	Integris pro forma adjustments (B)		Pro forma as adjusted
	(restated)									(restated)
Net sales	$2,398.3	$103.4	$—		$—		$1,491.4	$—		$3,993.1
Cost of materials sold	2,013.0	89.6	(1)		—		1,213.9	0.3	(8)	3,316.8

Gross profit	385.3	13.8	—		—		277.5	(0.3)		676.3
Warehousing and delivery	129.8	2.4	—		—		—	88.6	(9)	220.8
Selling, general and administrative	161.9	5.6	—		—		194.3	(87.0	)(9)(10)(11)	274.8
Restructuring and plant closure costs	3.6	—	—		—		1.6	—		5.2
Gain on sale of assets	(4.7)	(2.4)	—		—		—	—		(7.1)

Operating profit (loss)	94.7	8.2	—		—		81.6	(1.9)		182.6
Other revenue and expense, net	0.1	—	—		—		(1.2)	—		(1.1)
Interest and other expense on debt	(16.0)	(0.5)	(1.0	)(2)	(5.3	)(4)(6)	(7.7)	(14.4	)(12)	(44.9)

Income (loss) before income taxes	78.8	7.7	(1.0)		(5.3)		72.7	(16.3)		136.6
Provision (benefit) for income taxes	30.2	3.1	(0.4	)(3)	(2.0	)(5)(7)	26.2	(5.9	)(13)	51.2

Income (loss) from continuing operations	$48.6	$4.6	$(0.6)		$(3.3)		$46.5	$(10.4)		$85.4

Income from continuing operations per share of common stock
Basic income per share	$1.95									$3.43

Diluted income per share	$1.89									$3.32

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

B. To reflect the results of operations of Integris Metals for the periods presented. Integris Metals’ statements of operations for the periods presented include restructuring activities associated with employee reductions, changes to certain distribution operations and other merger related costs in connection with the integration of business processes and systems, which totaled $1.6 million in the first nine months of 2004.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.

Based upon that evaluation and because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005 the Company’s disclosure controls and procedures were not effective. As a result of this material weakness, the Chief Executive Officer and Chief Financial Officer have further concluded that the Company’s disclosure controls and procedures were also not effective as of September 30, 2004, and that their earlier conclusions that the Company’s disclosure controls and procedures were effective in our previously filed Form 10-Q for the quarters ended September 30, 2005 and 2004, respectively, should no longer be relied upon.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual of interim consolidated financial statements will not be prevented or detected. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 identified the following material weakness in the Company’s internal control over financial reporting which existed as of September 30, 2005.

The Company did not maintain effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of material sold accounts. Specifically, the Company did not have controls designed and in place over the completeness, accuracy and valuation of inventory in accordance with generally accepted accounting principles and the presentation of processing costs within the Company’s consolidated statements of operations and reinvested earnings. Certain processing costs were classified as warehousing and delivery costs that should have been classified as cost of materials sold. Additionally, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to ensure complete, accurate and timely evaluation of the selection, application and implementation of generally accepted accounting principles relative to inventory and related cost of material sold. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, as well as audit adjustments to the fourth quarter of 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of materials sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness as of September 30, 2005.

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
Chief Accounting Officer

Date: March 30, 2006

Part I — Schedule A

RYERSON INC. (formerly RYERSON TULL, INC.)

AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions, except share and per share amounts)

	September 30, 2005		December 31, 2004
	(restated)(1)		(restated)(1)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value) 79,968 shares issued and outstanding as of September 30, 2005 and December 31, 2004		$0.1		$0.1
Common stock ($1 par value) 50,556,350 shares issued as of September 30, 2005 and December 31, 2004		50.6		50.6
Capital in excess of par value		853.6		857.5
Retained earnings
Balance beginning of year	$375.5		$324.7
Net income	91.8		56.0
Dividends
Series A preferred stock - $1.80 per share in 2005 and $2.40 per share in 2004	(0.2)		(0.2)
Common Stock - $0.15 per share in 2005 and $0.20 per share in 2004	(3.8)	463.3	(5.0)	375.5

Restricted stock awards		(0.6)		(0.1)
Treasury stock, at cost - 25,318,182 as of September 30, 2005 and 25,539,305 as of December 31, 2004		(739.5)		(746.2)
Accumulated other comprehensive income (loss)
Minimum pension liability	(104.6)		(104.6)
Unrealized gain on interest rate swaps	0.3		—
Foreign currency translation	11.0	(93.3)	6.8	(97.8)

Total Stockholders’ Equity		$534.2		$439.6

(1)	See Item 1 “NOTE 2/RESTATEMENT OF FINANCIAL STATEMENTS” for reconciliation of previously reported amounts to restated amounts.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Copy of the Restated Certificate of Incorporation of Ryerson Tull. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between Ryerson Tull and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between Pre-merger Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.1 to Pre-merger Ryerson Tull’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between Ryerson Tull and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson Tull, Ryerson Tull Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.12	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Tull Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.13	Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Tull, Inc., the U.S. Subsidiaries of Ryerson Tull, Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. Agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.14	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Tull Canada, INC., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.1*	Ryerson Tull Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson Tull 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.3*	Ryerson Tull 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.4*	Ryerson Tull 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.D to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11767), and incorporated by reference herein.)

10.5*	Ryerson Tull 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Tull 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Ryerson Tull Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.8*	Ryerson Tull Nonqualified Savings Plan, as amended (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Excerpt of 2005 Endorsement of Company’s Accident Insurance Policy as related to outside directors’ insurance (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Ryerson Tull Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.15*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.16*	Form of Change in Control Agreement (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.17*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.16 (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.18*	Form of Change in Control Agreement (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.19*	Schedule to Form of Change in Control Agreement referred to in Exhibit 10.18 (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.20*	Employment Agreement dated September 1, 1999 between the Company and Jay M. Gratz. (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.21*	Employment Agreement dated September 1, 1999 between the Company and Gary J. Niederpruem. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.22*	Employment Agreement dated December 1, 1999 between the Company and Neil S. Novich. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.23*	Employment Agreement dated as of July 23, 2001 between the Company and James M. Delaney. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.24*	Confidentiality and Non-Competition Agreement dated July 1, 1999 between the Company and Stephen E. Makarewicz. (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9117), and incorporated by reference herein.)

10.25*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.26*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.27*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28*	Form of restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.29*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.30*	Form of 2005 performance award agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31*	2004 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.32*	2005 Performance Measures under the Annual Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.33*	Named Executive Officer Merit Increases effective January 31, 2005 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.34*	Director Compensation Summary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.35*	Form of Option Agreement Under the Ryerson Tull Directors’ Compensation Plan (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.