Form 10-K
period 2005-12-31
RYERSON INC.
filed 2006-03-31
CIK 790528

2005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-9117

RYERSON INC.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by Check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $361,200,000 as of June 30, 2005.(1)

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 28, 2006 was 25,812,173.

(1)	Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement that will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 9, 2006.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and the Company’s business are: cyclicality of our business, due to the cyclical nature of our customers’ businesses; managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins; managing inventory and other costs and expenses; consolidation in the metals manufacturing industry, from which we purchase product, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability; remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources; whether our growth strategies, including our marketing programs and acquisitions, will generate sufficient additional sales to increase our market share or profitability; whether we can integrate acquisitions such as Integris Metal successfully without loss of key employees or customers; the timing and cost of our consolidation of our multiple information technology platforms to a single SAP platform, particularly in light of the number of facilities acquired when we purchased Integris Metals; our ability to improve internal control over financial reporting and remediate our material weakness; our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability; potential for a work slowdown or another work stoppage at our Chicago-area plants, which represent about 10 percent of sales, and at which the joint union membership initiated a strike on March 6, 2006 but returned to work on March 13, 2006 and are working without a contract, while contract negotiations continue; and our substantial debt, with a debt-to-capitalization ratio of 62% at December 31, 2005, with $575 million available under our credit facility and with $425 million in outstanding notes, including $100 million 9 1/8% Notes due July 15, 2006. This report identifies other factors that could cause such differences (see Item 1A. “Risk Factors” herein). No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Note Regarding Forward-Looking Statements

PART I

ITEM	1. BUSINESS.

Ryerson Inc. (“Ryerson”), formerly Ryerson Tull, Inc., a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“JTR”), a Delaware corporation, of Integris Metals, Ltd., a Canadian federal corporation (“IM-Canada”) and of Ryerson Canada, Inc., an Ontario corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JTR, IM-Canada and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as the “Company”. The Company also owns certain joint venture interests, which are not material, in certain foreign operations discussed below.

On January 4, 2005, Ryerson acquired all of the capital stock of Integris Metals, Inc. (“Integris Metals”) for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Integris Metals was the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel.

Effective January 1, 2006, Ryerson’s operating subsidiaries J. M. Tull Metals Company, Inc (“Tull”), J&F Steel, LLC (“J&F”), and Integris Metals, Inc. and its U.S. subsidiaries (collectively, IM-US) merged into JTR.

The Company has a single reportable operating segment, which until January 4, 2005 was comprised of JTR, Tull, and Ryerson Canada, and after that date until the January 1, 2006 merger of certain of its operating subsidiaries as described above, was comprised of JTR, Tull, IM-US., J&F, IM-Canada and Ryerson Canada, leading metals distribution and materials processing organizations.

Operations

The Company conducts its materials distribution operations in the United States through its operating subsidiary JTR, which merged with the Company’s other U.S. operating subsidiaries IM-U.S., J&F and Tull effective January 1, 2006; in Canada through Ryerson Canada, Inc. and Integris Metals, Ltd.; in Mexico through Coryer, S.A. de C.V. a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company is organized into business units along regional and product lines. The Company is a leading metals service center in the United States based on sales revenue, with 2005 sales of $5.8 billion. The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

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

The industry is divided into three major groups: general line service centers (like Ryerson), specialized service centers, and processing centers, each of which targets different market segments. General line service centers handle a broad line of metals products and tend to concentrate on distribution rather than processing. General line service centers range in size from one location to a nationwide network of locations. For general line service centers, individual order size in terms of dollars and tons tends to be small relative to processing centers, while the total number of orders is typically very high. Specialized service centers focus their activities on a narrower range of product and service offerings than general line companies. Such service centers provide a narrower range of services to their customers and emphasize product expertise and lower operating costs, while maintaining a moderate level of investment in processing equipment. Processing centers typically process large quantities of steel purchased from primary producers for resale to large industrial customers, such as the automotive industry. Because orders are typically large, operation of a processing center requires a significant investment in processing equipment.

The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than are customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company’s competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry from mid-1995 through late 2003 led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 through late 2003 to remain competitive. Demand also was impacted by a cyclical downturn in the U.S. economy, impacting the Company’s business through decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003. Since the fourth quarter of 2003, the Company has experienced an increase in demand and prices for its products. In 2004, metals producers imposed material surcharges, increased prices and placed supply constraints on certain materials, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry. The metals service center industry experienced a significant recovery in 2004 and 2005, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, and a rebounding of the U.S. manufacturing sector, all of which combined to substantially increase metals selling prices from 2003 levels. Heading into 2006, business conditions remain favorable but with a general expectation of continuing price moderation as has been occurring since early 2005.

Products and Services

The Company carries a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows the Company’s percentage of sales revenue by major product lines for 2005, 2004 and 2003:

	Percentage of Sales Revenue
Product Line	2005	2004	2003
Stainless and aluminum	50%	31%	34%
Carbon flat rolled	26	39	37
Bars, tubing and structurals	10	13	13
Fabricated and carbon plate	9	14	13
Other	5	3	3

Total	100%	100%	100%

More than one-half of the materials sold by the Company are processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating, polishing, shearing and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called “scale,” from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; and leveling, which is flattening metals and cutting them to exact lengths. The Company also uses third-party fabricators to outsource certain processes that the Company is not able to perform internally (painting, forming, drilling) to enhance the Company’s value-added services.

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

Customers

The Company’s customer base is diverse, numbering over 40,000. No single customer accounted for more than 10 percent of Company sales in 2005, and the top ten customers accounted for approximately 14 percent of its sales revenues in 2005. Substantially all of the Company’s revenues are attributable to its U.S. operations and substantially all of its long-lived assets are located in the United States. The only operations attributed to a foreign country relate to the Company’s subsidiaries in Canada, which comprised 8 percent, 3 percent and 3 percent of the Company’s revenue in 2005, 2004 and 2003, respectively, Canadian assets were 9 percent, 3 percent and 3 percent of consolidated assets at December 31, 2005, 2004 and 2003, respectively. The Company’s customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company’s percentage of sales revenue by class of customers for 2005, 2004 and 2003:

	Percentage of Sales Revenue
Class of Customer	2005	2004	2003
Machinery manufacturers	31%	34%	30%
Fabricated metal products producers	27	26	24
Electrical machinery producers	13	17	21
Transportation equipment producers	10	8	9
Construction-related purchasers	5	5	5
Wholesale distributors	5	3	3
Metals mills and foundries	2	1	2
Other	7	6	6

Total	100%	100%	100%

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

Suppliers

In 2005, the Company purchased approximately 3.2 million tons of materials from many suppliers, including mills located throughout the world. The Company’s top 25 suppliers accounted for 77 percent of 2005 purchase dollars. No supplier accounted for 10% or more of the 2005 purchase dollars.

The Company purchases the majority of its inventories at prevailing market prices from key suppliers with which it has established relationships to obtain improvements in price, quality, delivery and service. The Company is generally able to meet its materials requirements because it uses many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, the Company may not be able to pass its increased material costs fully to customers. In recent years and continuing in 2005-2006, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. This trend could lead to disruptions in the Company’s ability to meet its material requirements. The Company believes it will be able to meet its material requirements because it believes it has good relationships with its suppliers and believes it will continue to be among the largest customers of its suppliers.

Sales and Marketing

Each of the Company’s business units maintains its own sales force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company’s products. The Company’s office and field sales staffs, which together consist of approximately 960 employees, include technical and metallurgical personnel. In addition, its corporate marketing department develops advertising materials and coordinates national product-specific promotions targeting industries serviced by the Company.

A portion of the Company’s customers experience seasonal slowdowns. The Company’s revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, the Company’s sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2005, excluding the initial purchase price of acquisitions, are set forth below. The net capital change during such period aggregated a reduction of $27.5 million.

	Dollars in Millions
	Additions	Retirements or Sale	Net
2005	$32.6	$53.4	$(20.8)
2004	32.6	35.4	(2.8)
2003	19.4	22.8	(3.4)
2002	10.5	12.9	(2.4)
2001	13.4	11.5	1.9

The Company anticipates capital expenditures, excluding acquisitions, in the range of $50 million to $70 million for 2006. The Company expects capital expenditures will be funded from cash generated by operations.

Employees

As of December 31, 2005, the Company employed approximately 5,800 persons, of whom 2,800 were office employees and approximately 3,000 were plant employees. Fifty-three percent of the plant employees were members of various unions, including the United Steelworkers and the Teamsters. The Company’s relationship with the various unions generally has been good. There have been two work stoppages at Integris Metals’ facilities over the last five years (but prior to Ryerson’s acquisition of Integris Metals): a strike by the members of the International Brotherhood of Teamsters Local #221, covering 69 individuals, which occurred at the Minneapolis (Integris) facility in June 2003 and lasted less than one month; and a strike by the members of the International Brotherhood of Teamsters Local #938, covering 81 individuals, at the Toronto (Integris) facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004. During 2006, contracts covering 976 employees at 17 Company facilities will expire; the agreement with the joint United Steelworkers and Teamsters unions representing approximately 540 employees at 3 Chicago area facilities expired January 31, 2006 and other agreements with the United Steelworkers and Teamsters will expire on various dates through October 31, 2006. The membership of the joint union representing the Chicago-area employees initiated a strike from March 6, 2006 to March 13, 2006 and are working without a contract, while contract negotiations continue. The affected locations accounted for approximately 10 percent of the Company’s sales in 2005. The Company may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, it may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on its results of operations, financial position and cash flows if it were to last for a significant period of time.

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

Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company had previously established an environmental accrual for one property that it disposed of in 2005 in connection with consolidating its Chicago operations. The purchaser of the property has commenced the environmental remediation. The Company believes that the accrual is adequate to cover the potential remediation costs for the identified environmental issues and anticipated expenditures. The Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 14, 2003, the United States Environmental Protection Agency (“USEPA”) advised JTR and various other unrelated parties that they were potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with the cleanup of a waste disposal facility formerly operated by Liquid Dynamics in Chicago, Illinois. The estimated total amount of the proposed corrective measures was approximately $800,000, of which JTR’s share was approximately $30,000. The notice alleged that JTR may have generated or transported hazardous substances to that facility. JTR entered into an Administrative Order with approximately 40 potentially responsible parties and the USEPA to perform cleanup at the site and reimburse certain response costs. The USEPA has issued a notice of completion for the site providing that all the potentially responsible parties’ obligations have been satisfactorily completed in compliance with the USEPA’s Administrative Consent Order. Work is complete at the site except for an additional site visit to be completed by the removal action contractor in April 2006. JTR’s liability did not materially affect its or the Company’s results of operations, financial condition or cash flows.

Capital and operating expenses for pollution control projects were less than $500,000 per year for the past five years. Excluding any potential additional remediation costs resulting from the environmental remediation for the properties described above, the Company expects spending for pollution control projects to remain at historical levels.

The Company’s United States operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. In 2005, the Company operated a private trucking motor fleet for making deliveries to some of its customers. The Company’s drivers do not carry any material quantities of hazardous materials. The Company’s Canadian operations are subject to similar regulations.

The Company has been informed that there is groundwater contamination underneath its Atlanta, Georgia service center. Reynolds Metals Company, the former owner and operator of the Atlanta service center, has been identified as a potentially responsible party at the nearby Woodall Creek Hazardous Site in connection with this contamination. In the fall of 2002, Reynolds conducted a study of the Company’s Atlanta service center to determine the source of the contamination. According to the results of that study, the contamination is migrating to the Company’s property from adjacent properties. Therefore, the Company does not believe its facility is the source of the contamination. However, environmental laws can impose joint and several liability on current owners of contaminated property for the costs of cleaning up such contamination. Thus, there is a possibility that the Company will be identified as a potentially responsible party for remediation costs associated with this contamination. The Company cannot reasonably estimate its potential liability associated with the groundwater contamination at this time.

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

Restructuring

In 2005, the Company recorded restructuring charges of $4.0 million for workforce reductions resulting from the integration of Integris Metals with the Company. The charges consist primarily of employee-related costs, including severance for 33 employees and other future cash outlays totaling $2.6 million and non-cash costs totaling $1.4 million for pensions and other post-retirement benefits. The Company expects to record additional restructuring charges of $7 million to $11 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues in 2006.

Foreign Operations

Ryerson Canada

Ryerson Canada, Inc., formerly known as Ryerson Tull Canada, Inc., a wholly-owned, indirect Canadian subsidiary of the Company, is a metals service center and processor with facilities in Vaudreuil (QC) and Brampton (ON), Canada.

Integris Metals Canada

Integris Metals, Ltd., a wholly owned, indirect Canadian subsidiary of the Company, is a metals service center and processor with facilities in Calgary, AB, Edmonton, AB, Edmonton, AB (warehouse only), Richmond, BC. Winnipeg, MB, Saint John, NB, Sudbury, ON, Thunder Bay, ON, Toronto, ON (includes Canadian headquarters), Windsor, ON, Laval, QC, Laval, QC (warehouse only) and Saskatoon, SK, Canada.

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

Ryerson International / Tata Ryerson Limited

In 1994, the Company formed Ryerson International, Inc. (formerly Inland International, Inc.) to hold the Company’s non-North American international operations. Through Ryerson International, Inc. the Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudapur, India. Tata Ryerson also maintains sales offices in Chennai, Siliguri, Bangalore, Kanpur, Dehra Dun, Thane, Noida and Ludhiana, India.

Available Information

The Company makes its periodic and current reports available, free of charge, on the Investor Relations section of its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company also posts its Corporate Governance Guidelines, Code of Ethics and Business Conduct and Board of Directors’ committee charters within this section of the website. The Company’s website address is www.ryerson.com. Print copies of these documents can also be obtained by contacting the Investor Relations department of the Company. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy statements and other information filed by or regarding the Company at www.sec.gov.

ITEM 1A. RISK	FACTORS.

The Company may not be able to successfully complete the integration of Integris Metals and other acquisitions, and if it is unable to do so, it is unlikely to increase its growth rates.

The Company has grown through a combination of internal expansion, acquisitions and corporate joint ventures. The Integris Metals acquisition is the largest acquisition in the Company’s history and the successful integration of Integris Metals is vital to increasing the Company’s growth rates in the near term. While the Company intends to continue to grow through selective acquisitions, it may not be able to identify appropriate acquisition candidates, consummate acquisitions on satisfactory terms or integrate acquired businesses effectively and profitably into its existing operations.

The Company’s future success will depend on its ability to complete the integration of Integris Metals and other acquisitions successfully into its operations. After any acquisition, customers may choose to diversify their supply chains to reduce reliance on a single supplier for the majority of their metals needs. The Company may not be able to retain all of its and an acquisition’s customers, which may adversely affect its business and revenues. The Company has not previously integrated an acquisition the size of Integris Metals into its operations. Integration of Integris Metals requires the Company to enhance its operational and financial systems and employ additional qualified personnel, management and financial resources, and may adversely affect its business by diverting management away from day-to-day operations. Further, failure to successfully integrate Integris Metals may adversely affect the Company’s profitability by creating significant operating inefficiencies that could increase its operating expenses as a percentage of sales and reduce its operating income. In addition, the Company may not realize expected cost savings from Integris Metals or other acquisitions, which may adversely affect its profitability.

The price volatility inherent in the metals markets could lead to significant losses for metals service centers, particularly during periods of rapid price decline.

Metals prices are volatile due to, among other things, significant excess capacity in times of reduced demand, fluctuations in foreign exchange rates and foreign and domestic competition. Metals market price decreases usually require that the Company lower its selling prices to market prices.

Because the Company maintains substantial inventories of metals in order to meet the just-in-time delivery requirements of its customers, a reduction in its selling prices could result in lower profit margins or, in some cases, losses, which would reduce its profitability.

Because of this volatility, working capital management and, in particular, inventory management, is a key profitability driver in the metals service center industry. The Company may not be successful in managing working capital in the future. Additionally, during periods of rapid price decreases it may be unable to lower its prices quickly enough to remain price competitive, which could have a material adverse effect on its sales volume.

Lead time and the cost of the Company’s products could increase if it were to lose one of its primary suppliers.

If, for any reason, the Company’s primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, the Company’s business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. Our top 25 suppliers accounted for 77% of our 2005 purchases. The Company could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, the Company were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from its traditional suppliers, it may not be able to obtain such metals from alternative sources at competitive prices to meet its delivery schedules, which could have a material adverse effect on its revenues and profitability.

The metals distribution business is very competitive and increased competition could reduce the Company’s gross margins and net income.

The principal markets that the Company serves are highly competitive. The metals distribution industry is very fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. It is estimated that the top ten metals distributors in North America accounted for approximately 24% of total industry sales in 2005. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. Competition in the various markets in which the Company participate comes from companies of various sizes, some of which have greater financial resources than the Company and some of which have more established brand names in the local markets served by the Company. Increased competition could force the Company to lower its prices or to offer increased services at a higher cost, which could reduce the Company’s profitability.

If the Company is unable to improve our internal control over financial reporting and remediate our material weakness, the Company may be unable to produce financial statements that are accurate and reliable.

The Company has in the past discovered, and may in the future discover, areas of its internal control over financial reporting that need improvement. For example, in March 2006, the Company was required to restate its consolidated financial statements. As a result, the Company concluded that it did not maintain effective controls over the completeness, accuracy, valuation and presentation of its inventory and related cost of materials sold accounts. While we are currently taking steps to remediate this material weakness, we cannot assure you that we will be able to do so.

Please refer to “Item 9A—Controls and Procedures” for a more complete discussion of the material weakness and our plans for remediation.

The Company services industries that are highly cyclical, and any downturn in its customers’ industries could reduce its revenue and profitability.

Many of the Company’s products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond the Company’s control. These industries include manufacturing, electrical products and transportation. Any decrease in demand within one or more of these industries may be significant and may last for a lengthy period of time. Any significant slowdown in one or more of these industries could have an adverse effect on the demand for metals, resulting in lower prices for metals, which would reduce the Company’s profitability. The Company may have difficulty increasing or maintaining its level of sales or profitability if it is not able to divert sales of its products to customers in other industries when one or more of its customers’ industries experiences a decline. The Company does not expect the cyclical nature of its industry to change.

If the Company experiences work stoppages, it could be harmed.

As of December 31, 2005, the Company employed approximately 5,800 persons, of which 2,800 were office employees and approximately 3,000 were plant employees. Fifty-three percent of its plant employees were members of various unions, including the United Steel Workers of America and the International Brotherhood of Teamsters unions. The Company’s relationship with the various unions generally has been good. There have been two work stoppages at Integris Metals’ facilities over the last five years (but prior to Ryerson’s acquisition of Integris Metals): a strike by the members of the International Brotherhood of Teamsters Local #221, covering 69 individuals, which occurred at the Minneapolis (Integris) facility in June 2003 and lasted less than one month; and a strike by the members of the International Brotherhood of Teamsters Local #938, covering 81 individuals, at the Toronto (Integris) facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004. During 2006, contracts covering 976 employees at 17 Company facilities will expire; the agreement with the joint United Steelworkers and Teamsters unions representing approximately 540 employees at 3 Chicago area facilities expired January 31, 2006 and other agreements with the United Steelworkers and Teamsters will expire on various dates through October 31, 2006. The membership of the joint union representing the Chicago-area employees initiated a week-long strike on March 6, 2006. The affected locations accounted for approximately 10 percent of the Company’s sales in 2005. The Company may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, it may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on its results of operations, financial position and cash flows if it were to last for a significant period of time.

Any prolonged disruption of Company processing centers could harm its business.

The Company has dedicated processing centers that permit it to produce standardized products in large volumes while maintaining low operating costs. Any prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction or damage to any of the facilities or otherwise, could materially adversely affect the Company’s business and results of operations.

The Company may not be able to retain or expand its customer base if the North American manufacturing industry continues to erode.

The Company’s customer base primarily includes manufacturing and industrial firms, some of which are, or have considered, relocating production operations overseas or outsourcing particular functions overseas. Some customers have closed as they were unable to compete successfully with overseas competitors. The Company’s facilities are predominately located in the United States and Canada and, therefore, to the extent that its customers relocate or move operations overseas where its does not have a presence, the Company could lose their business.

Operating results may fluctuate depending on the season.

A portion of the Company’s customers experience seasonal slowdowns. The Company’s revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, the Company’s sales in the first two quarters of the year are usually higher than in the third and fourth quarters. As a result, analysts and investors may inaccurately estimate the effects of seasonality on the Company’s results of operations in one or more future quarters and, consequently, its operating results may fall below expectations.

Future operating results depend on a number of factors beyond the Company’s control, such as the prices for metals, which could harm its results of operations.

The prices the Company pays for metals and the prices it charges for products may change depending on many factors not in its control, including general economic conditions (both domestic and international), competition, production levels, supply shortages, mill surcharges, import duties and other trade restrictions, and currency fluctuations. These factors could lead to disruptions in the Company’s ability to meet its material requirements.

The Company purchases the majority of its inventories at prevailing market rates. It tries to match its long-term fixed-price sales programs for the sale of products to specific customers with long-term fixed-price supply purchase programs. However, if metal prices increase, the Company may not be able to fully pass its increased costs to customers. To the extent it is not able to pass on to its customers any increases in the prices it pays for metals, its results of operations may be adversely affected. To the extent metals prices decline, this generally would mean lower sales and possibly lower net income, depending on the timing of the price changes.

The Company has a significant amount of debt. Its substantial indebtedness could adversely affect its business, financial condition and results of operations and its ability to meet its payment obligations under its outstanding notes and other debt.

The Company has a significant amount of debt and substantial debt service requirements. As of December 31, 2005, it had outstanding on a consolidated basis approximately $877.2 million of senior indebtedness.

This level of debt could have significant consequences on the Company’s future operations, including:

•	making it difficult for the Company to meet its payment and other obligations under its outstanding debt;

•	resulting in an event of default if it fails to comply with the financial and other restrictive covenants contained in its debt agreements, which event of default could result in all of its debt becoming immediately due and payable;

•	reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, required pension plan funding, and other general corporate purposes, and limiting its ability to obtain additional financing for these purposes;

•	subjecting it to the risk of increased sensitivity to interest rate increases on its indebtedness with variable interest rates, including borrowings under its revolving credit facility;

•	limiting its flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in its business, the industry in which it operates and the general economy; and

•	placing it at a competitive disadvantage compared to its competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on the Company’s business, financial condition and results of operations and its ability to meet its payment obligations under its debt.

The Company’s ability to meet its payment and other obligations under its debt depends on its ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond the Company’s control. Its business may not generate cash flow from operations and future borrowings may not be available to the Company under its revolving credit facility or otherwise in an amount sufficient to enable it to meet its payment obligations under its debt and to fund other liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure capital. If it is unable to implement one or more of these alternatives, it may not be able to meet its payment obligations under its debt.

The Company may incur additional debt or take other actions that could negatively impact its stockholders.

The Company’s revolving credit facility and the indentures governing its outstanding notes do not completely prohibit the Company from incurring additional debt, including secured debt. In addition, the notes do not require the Company to achieve or maintain any minimum financial results relating to its financial position or results of operations. If the Company issues other debt securities in the future, its debt service obligations will increase.

A significant amount of the Company’s debt agreements contain covenant restrictions that may limit its ability to operate its business.

The agreements governing the Company’s revolving credit facility, its 9 1/8% Notes due 2006, its 8.25% Notes due 2011 and its 3.50% Notes due 2024 contain, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

•	incur debt (including secured debt) or issue guarantees;

•	grant liens on its assets;

•	make certain investments;

•	enter into sale and leaseback transactions;

•	enter into transactions with its affiliates;

•	sell certain assets;

•	repurchase capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	enter into merger or consolidations or make certain acquisitions.

In addition, its revolving credit facility contains other affirmative and negative covenants. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions.

As a result of these covenants, its ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be beneficial to it. In addition, its failure to comply with these covenants could result in a default under its debt, which could permit the holders to accelerate such debt. If any of the Company’s debt is accelerated, it may not have sufficient funds available to repay such debt.

The Company may not be able to complete its systems consolidation project in the timeframe or at the expense it anticipates, which could affect results of operations, result in disruptions of its business, or diminish the benefits the Company expects to obtain from the systems consolidation.

The Company commenced an upgrade of its systems capability in 2004, to consolidate its multiple information technology operating platforms onto one integrated SAP platform, with an initial estimated completion of late 2007. Due to its acquisitions of J&F in 2004 and Integris Metals in 2005, and the additional number of facilities that will need to be converted onto the SAP system, the Company will require more time and additional capital expenditures and implementation expenses in order to complete the full implementation of SAP. The Company now anticipates completion of the SAP installation by the end of 2008. If the project is further delayed through new acquisitions or difficulties associated with its implementation, the Company could incur substantial additional expense and time delay, or suffer disruption to operations and business activities, that could negatively impact results of operations, either of which could erode the cost savings and business practice improvements the Company anticipates will result from the systems consolidation.

Damage to the Company’s information technology infrastructure could harm its business.

The unavailability of any of the Company’s computer-based systems for any significant period of time could have a material adverse effect on its operations. In particular, its ability to manage inventory levels successfully largely depends on the efficient operation of its computer hardware and software systems. The Company uses management information systems to track inventory information at individual facilities, communicate customer information and aggregate daily sales, margin and promotional information. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. The Company will be required to expend substantial resources to integrate its information systems with the systems of companies it has acquired. The integration of these systems may disrupt its business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2005, the Company’s pension plan had an unfunded liability of $130 million. The Company’s actual costs for benefits required to be paid may exceed those projected and future actuarial assessments of the extent of those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to the Company’s recorded liability for these benefits could have a material adverse effect on its results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on its cash flows. The Company may be required to make substantial future contributions to improve the plan’s funded status, which may have a material adverse effect on its results of operations, financial condition or cash flows.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

The Company provides postretirement life insurance and medical benefits to approximately half of its employees. It paid $13 million in postretirement benefits in 2005 and recorded an expense of $16 million in its financial statements. Its unfunded postretirement benefit obligation as of December 31, 2005 was $213 million.

The Company’s obligations from such postretirement benefits could increase significantly if health care costs increase at a faster pace than those assumed by management. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Pension and Postretirement Benefit Plan Assumptions” for further discussion of these assumptions. An increase of 1% in the health care cost trend rate (from 10% in 2005 grading down to 5% in 2011 to 11% in 2006 grading down to 6% in 2011) would have increased its 2005 postretirement benefit expense by $0.9 million.

The Company’s outstanding convertible senior notes may negatively impact diluted earnings per share or be dilutive to stockholders’ ownership interests.

The Company issued $175 million of 3.50% convertible senior notes due 2024 in November 2004. In any quarter in which the weighted average market price of our common stock exceeds the $21.37 conversion price initially established for these notes, the calculation of diluted earnings per share will be negatively impacted. While this event did not occur in 2005, the Company’s higher stock prices in first quarter 2006 could result in such dilution. If the last reported sale price of the Company’s common stock is greater than or equal to 125% of that initial conversion price, or $26.7125, for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the preceding calendar quarter, holders of the notes will have a right to convert their notes to common stock; note holders also have additional rights to convert the notes upon the occurrence of specific events, as set forth in the indenture governing the notes. On conversion of the notes, the Company will deliver cash to holders for each $1,000 principal amount of notes (subject to certain adjustments) and Company common stock to the extent the conversion value exceeds $1,000 (subject to certain adjustments.) Conversion of the notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

The Company’s risk management strategies may result in losses.

The Company may use commodities contracts to minimize price volatility and supply risks. It may also use fixed-price and/or fixed-volume supplier contracts to offset contracts with customers. Additionally, it may use foreign exchange contracts and interest rate swaps to hedge Canadian dollar and floating rate debt exposures. These risk management strategies pose certain risks, including the risk that losses on a hedge position may exceed the amount invested in such instruments. Moreover, a party in a hedging transaction may be unavailable or unwilling to settle its obligations, which could cause the Company to suffer corresponding losses. A hedging instrument may not be effective in eliminating all of the risks inherent in any particular position. Company profitability may be adversely affected during any period as a result of use of such instruments.

The Company may be adversely affected by currency fluctuations in the U.S. dollar versus the Canadian dollar.

The Company has significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their revenues in Canadian dollars. The Company may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar, which could have a material adverse effect on its results of operations. In addition, it will be subject to translation risk when it consolidates its Canadian subsidiaries’ net assets into its balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar could reduce the value of these assets as reported in the Company’s financial statements, which could, as a result, reduce its stockholder’s equity.

The loss of services of the Company’s executive management team could harm its business.

The success of the Company’s business depends on the continued services of its executive management team. The Company may not be able to retain its executive management team or attract suitable replacements or additional personnel if required. The loss of the services of one or more members of its executive management team could have a material adverse effect on its business.

The Company could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase its operating expenses and reduce its operating income.

The Company’s operations are subject to various environmental statutes and regulations, including laws and regulations governing materials it uses. In addition, certain of its operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for its operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of its facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from Company operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on its financial position, results of operations or cash flows.

The Company may face product liability claims that are costly and create adverse publicity.

If any of the products that the Company sells cause harm to any of its customers, the Company could be exposed to product liability lawsuits. If the Company were found liable under product liability claims, it could be required to pay substantial monetary damages. Further, even if it successfully defended itself against this type of claim, it could be forced to spend a substantial amount of money in litigation expenses, its management could be required to spend valuable time in the defense against these claims and its reputation could suffer, any of which could harm its business.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Ryerson Inc.

As of January 1, 2006, the Company’s facilities were:

Joseph T. Ryerson & Son, Inc.

JTR maintains 108 operational facilities and 4 locations that are dedicated to administration services. These facilities include those owned or leased by J&F Steel, Tull, J&F, and IM-U.S. prior to their merger into JTR. All of the metals service center facilities are in good condition and are adequate for JTR’s existing operations. Approximately 39% of these facilities are leased. The lease terms expire at various times through 2020. Properties noted as vacated below have been closed and are in the process of being sold. JTR’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of January 1, 2006:

Location	Own/Lease
Birmingham, AL (2)	Owned
Fort Smith, AR	Owned
Fort Smith, AR	Leased
Hickman, AR**	Leased
Little Rock, AR (2)	Owned
West Memphis, AR	Owned
Phoenix, AZ	Owned
Phoenix, AZ	Leased
Livermore, CA	Leased
Los Angeles, CA	Owned
Los Angeles, CA	Leased
San Diego, CA	Leased
Stockton, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Denver, CO	Owned
Wallingford, CT	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Miami, FL	Owned
Orlando, FL	Owned
Orlando, FL	Leased
Tampa Bay, FL	Owned
Atlanta, GA**	Owned
Atlanta, GA	Leased
Duluth, GA	Owned
Lawrenceville, GA	Leased/Vacated
Norcross, GA	Owned
Cedar Rapids, IA	Owned
Des Moines, IA	Owned
Marshalltown, IA	Owned
Boise, ID (2)	Leased
Chicago, IL	Leased
Chicago, IL (Headquarters)*	Owned
Chicago, IL (16th Street Facility)	Owned
Chicago, IL (111th Street—Brite Line)**	Owned

Location	Own/Lease
Chicago, IL (111th Street—RCP)	Owned/Vacated
Westmont, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Louisville, KY	Owned
Shelbyville, KY**	Owned
Lafayette, LA	Owned
Shreveport, LA	Owned
St. Rose, LA (New Orleans)	Owned
Devens, MA	Owned
Marlborough, MA	Owned/Vacated
Grand Rapids, MI	Leased
Jenison, MI	Owned
Kentwood, MI	Leased/Vacated
Lansing, MI	Leased
Midland, MI	Leased
Fridley, MN	Leased
Minneapolis, MN	Owned
New Hope, MN*	Leased/Vacated
Plymouth, MN	Owned
Kansas City, MO	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
St. Louis, MO (2)	Leased
Greenwood, MS	Leased
Jackson, MS	Owned
Billings, MT	Leased
Charlotte, NC (2)	Owned
Charlotte, NC	Owned/Vacated
Goldsboro, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Buffalo, NY	Owned
New York, NY*	Leased
Rochester, NY	Leased
Cincinnati, OH	Leased
Cincinnati, OH	Owned
Cleveland, OH (2)	Owned
Hamilton, OH*	Leased
Middletown, OH	Owned
Springboro, OH	Owned/Vacated
Tulsa, OK (2)	Owned
Tulsa, OK	Leased
Oklahoma City, OK	Owned
Portland, OR (2)	Leased
Ambridge, PA**	Owned
Erie, PA	Leased
Fairless Hills, PA	Leased

Location	Own/Lease
Pittsburgh, PA	Owned
Pittsburgh, PA	Leased
Charleston, SC	Leased
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN	Leased
Memphis, TN	Owned
Memphis, TN	Leased
Nashville, TN	Owned
Dallas, TX (2)	Owned
Houston, TX (2)	Owned
Pounding Mill, VA	Owned
Richmond, VA	Owned
Richmond, VA (Sales)	Leased
Renton, WA	Owned
Seattle/Auburn, WA	Owned
Spokane, WA	Leased
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI (2)	Owned

*	Office space only
**	Processing centers

Ryerson Canada, Inc.

Ryerson Canada, Inc., a wholly owned indirect Canadian subsidiary of Ryerson Inc., has 2 facilities in Canada. Both of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Both facilities are leased.

Location	Own/Lease
Vaudreuil, QC	Leased
Brampton, ON	Leased

Integris Metals, Ltd.

Integris Metals, Ltd., a wholly owned indirect Canadian subsidiary of Ryerson Inc., has 14 facilities in Canada, including 4 locations that are leased. All of the metals service center facilities are in good condition and are adequate for Integris Metal Canada’s existing and anticipated operations.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Edmonton, AB (Warehouse Only)	Owned
Richmond, BC	Owned
Richmond, BC	Leased
Winnipeg, MB	Owned
Saint John, NB	Owned
Sudbury, ON	Owned
Thunder Bay, ON	Leased

Location	Own/Lease
Toronto, ON (includes Canadian Headquarters)	Owned
Windsor, ON	Owned
Laval, QC	Leased
Laval, QC (Warehouse Only)	Leased
Saskatoon, SK	Owned

Coryer S.A. de C.V.

Coryer S.A. de C.V., a joint venture in which the Company owns a 49 percent interest, owns one operating facility in Matamoros, Mexico. Coryer’s property is adequate to serve its present and anticipated needs.

Tata Ryerson Limited

Tata Ryerson Limited, a joint venture company in which the Company owns a 50 percent interest, has seven metals service centers in India, at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudrapur, India. Tata Ryerson also maintains sales offices in Chennai, Siliguri, Bangalore, Kanpur, Dehra Dun, Thane, Noida and Ludhiana, India. Tata Ryerson’s properties are adequate to serve its present and anticipated needs.

ITEM 3. LEGAL	PROCEEDINGS.

From time to time, the Company is named as a defendant in legal actions incidental to its ordinary course of business. The Company does not believe that the resolution of these claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company maintains liability insurance coverage to assist in protecting its assets from losses arising from or related to activities associated with business operations.

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued the Company and other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals (now owned by the Company); and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit, answered the complaint denying all claims and allegations, and filed a Motion for Summary Judgment. The trial court entered judgment on June 15, 2004 sustaining our summary judgment motion and those of the other defendants on all claims. Champagne filed a notice of appeal on July 13, 2004; the Company has responded, and the appeals court heard the matter in September 2005. The Company cannot determine at this time the amount of liability related to this litigation, but in the opinion of management such liability, if any, will not materially affect its results of operations, financial position, or cash flows.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors of Ryerson. All executive officers of Ryerson have been employed by the Company or an affiliate of the Company throughout the past five years.

Set forth below are the executive officers of Ryerson as of February 25, 2006, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
Neil S. Novich, 51 Chairman, President and Chief Executive Officer	Mr. Novich has been Chairman, President and Chief Executive Officer and a director of Ryerson since February 1999. Mr. Novich is also a director of W.W. Grainger, Inc.

Jay M. Gratz, 53 Executive Vice President, Chief Financial Officer and President—Ryerson Coil Processing Division	Mr. Gratz has been Executive Vice President and Chief Financial Officer of Ryerson since February 1999 and President of Ryerson Coil Processing Division since November 2001.

Gary J. Niederpruem, 54 Executive Vice President	Mr. Niederpruem has been Executive Vice President of Ryerson since February 1999.

James M. Delaney, 48 President—Customer Solutions Team and Chief Customer Officer	Mr. Delaney has been President, Customer Solutions Team and Chief Customer Officer since June 2000. He was Chief Procurement Officer from July 2001 to January 2006 and President of Ryerson Central, a unit of Ryerson, from February 1999 to June 2000.

Stephen E. Makarewicz, 59 President, Ryerson South	Mr. Makarewicz has been President, Ryerson South, a unit of Ryerson, since June 2000 and President, Chief Executive Officer and Chief Operating Officer of Tull from October 1994 until its January 1, 2006 merger with JTR.

William Korda, 58 Vice President— Human Resources	Mr. Korda has been Vice President—Human Resources of Ryerson since February 1999.

Joyce E. Mims, 63 Vice President and General Counsel	Ms. Mims has been Vice President and General Counsel of Ryerson since January 2001. She was Vice President, General Counsel and Secretary of Ryerson from June 1999 until January 2001.

Darell R. Zerbe, 63 Vice President—Information Technology	Mr. Zerbe has been Vice President—Information Technology and Chief Information Officer of Ryerson since February 1999.

Terence R. Rogers, 46 Vice President— Finance and Treasurer	Mr. Rogers has been Vice President—Finance of Ryerson since September 2001 and Treasurer of Ryerson since February 1999. He was Chief Procurement Officer from April 2000 to July 2001.

Lily L. May, 56 Vice President, Controller and Chief Accounting Officer	Ms. May has been Vice President of Ryerson since January 2003 and Controller since February 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The common stock of Ryerson is listed and traded on the New York Stock Exchange. As of February 28, 2006, the number of holders of record of common stock of Ryerson was 7,605.

The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on the Common Stock for the period January 1, 2004 through December 31, 2005.

	Per Common Share Market Price			Dividend declared
	High	Low	Close

2005
First Quarter	$15.89	$12.15	$12.67	$0.05
Second Quarter	16.75	10.22	14.27	0.05
Third Quarter	21.51	13.95	21.30	0.05
Fourth Quarter	24.66	18.15	24.32	0.05

Year	24.66	10.22	24.32	$0.20

2004
First Quarter	$13.62	$10.00	$13.09	$0.05
Second Quarter	16.05	11.18	15.88	0.05
Third Quarter	17.32	13.90	17.17	0.05
Fourth Quarter	17.88	13.90	15.75	0.05

Year	17.88	10.00	15.75	$0.20

Restrictions in the Company’s financing that limit the Company’s ability to pay dividends are described in Item 7 “Management’s Discussion and Analysis of Financial Condition—Total Debt” at page 31.

(b) Not applicable.

(c) The Company did not repurchase any of its equity securities during the fourth quarter of 2005 and does not have a repurchase program currently in effect.

ITEM 6.	SELECTED FINANCIAL DATA.

The following consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements of Ryerson Inc. and Subsidiaries and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

The selected financial data has been restated to correct the classification of metal processing costs, to properly record the impact of nickel surcharges on stainless steel inventory by one of our Canadian subsidiaries, to correct an out-of-period adjustment in our deferred tax liabilities and to record the impact of other immaterial miscellaneous adjustments. See Note 2 of the Consolidated Financial Statements for further discussion.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

AND OPERATING RESULTS

(Dollars in millions, except per share and per ton data)

	2005		2004		2003		2002		2001
			(restated)(10)		(restated)(10)		(restated)(10)		(restated)(10)
Summary of Earnings
Net sales	$5,780.5		$3,302.0		$2,189.4		$2,096.5		$2,243.5
Gross profit	887.0	(1)	491.2		359.0		348.8		332.6
Operating profit	232.9	(2)	99.7	(3)	3.4	(4)	(7.9	)(5)	(76.0	)(8)
Income (loss) before income taxes and discontinued operations	160.6	(2)	76.0	(3)	(15.3	)(4)	(18.8	)(6)	(101.2	)(8)
Income (loss) from continuing operations	98.1	(2)	49.0	(3)	(13.6	)(4)	(11.8	)(6)	(61.1	)(8)
Earnings (loss) per share from continuing operations—basic	3.88		1.96		(0.56)		(0.48)		(2.47)
Earnings (loss) per share from continuing operations—diluted	3.78		1.91		(0.56)		(0.48)		(2.47)
Earnings (loss) per share—basic	3.88		2.24		(0.56)		(3.86	)(7)	(2.47)
Earnings (loss) per share—diluted	3.78		2.18		(0.56)		(3.86	)(7)	(2.47)
Financial Position at Year End
Inventory—current value(9)	$1,107.0		$941.6		$501.1		$493.9		$409.5
Working capital	778.4		778.9		505.1		506.4		396.9
Property, plant and equipment	398.4		239.3		225.0		233.0		249.7
Total assets	2,151.0		1,540.8		1,119.3		1,105.3		1,012.9
Long-term debt, including amount due within one year	877.2		526.2		266.3		220.4		100.6
Stockholders’ equity	547.8		439.6		386.6		409.1		554.6
Financial Ratios
Inventory turnover—current value basis(9)	3.9x		4.0x		3.8x		4.1x		3.8x
Return on ending stockholders’ equity	17.9%		12.7%		(3.5)%		(23.4)%		(11.0)%
Volume and Per Ton Data
Tons shipped (000)	3,499		2,821		2,553		2,610		2,817
Average selling price per ton	$1,652		$1,170		$858		$803		$796
Gross profit per ton	254		174		140		134		118
Operating expenses per ton	187		139		139		137		145
Operating profit per ton	67		35		1		(3)		(27)
Profit Margins
Gross profit as a percent of sales	15.3%		14.9%		16.4%		16.6%		14.8%
Operating expenses as a percent of sales	11.3		11.9		16.2		17.0		18.2
Operating profit as a percent of sales	4.0		3.0		0.2		(0.4)		(3.4)
Other Data
Average number of employees	5,819		3,434		3,471		3,715		4,198
Tons shipped per average employee	601		822		736		703		671
Capital expenditures	$32.6		$32.6		$19.4		$10.5		$13.4
Cash flow provided by (used for) operating activities	321.5		(170.0)		(12.6)		(141.6)		272.4
Dividends declared per common share	0.20		0.20		0.20		0.20		0.20

(1)	Includes a $9.6 million, or $5.8 million after-tax, charge from a change in method of applying LIFO.
(2)	In addition to LIFO method change noted in (1), includes restructuring and plant closure costs of $4.0 million, or $2.4 million after-tax, a pension curtailment gain of $21.0 million, or $12.8 million after-tax, and gain on the sale of assets of $6.6 million, or $4.0 million after-tax.
(3)	Includes restructuring and plant closure costs of $3.6 million, or $2.2 million after-tax, and gain on the sale of assets of $5.6 million, or $3.4 million after-tax.
(4)	Includes restructuring and plant closure costs of $6.2 million pretax or $3.8 million after-tax.
(5)	Includes an unfavorable adjustment to the sale of Inland Engineered Materials Corporation of $8.5 million pretax, or $5.4 million after-tax, restructuring and plant closure costs of $2.7 million pretax, or $1.6 million after-tax, a $10.9 million pretax, or $6.6 million after-tax, gain on the sale of assets and a $4.1 million pretax, or $2.6 million after-tax, gain on the sale of Company’s interests in China.

(6)	In addition to the items noted in (5), includes a $5.1 million pretax, or $3.3 million after-tax, gain from shares received on demutualization of an insurance company.
(7)	In addition to items noted in (5) and (6), includes $82.2 million after-tax, or $3.31 per share, impairment charge resulting from the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The charge was recorded as the cumulative effect of a change in accounting principle. Also includes $0.07 per share loss from discontinued operations.
(8)	Includes restructuring costs of $19.4 million pretax, or $11.9 million after-tax, loss on the sale of Mexican interests of $3.3 million pretax, or $2.0 million after-tax, the write-off of the investment in MetalSite, Inc. of $1.0 million pretax, or $0.6 million after-tax, and a $1.3 million pretax, or $0.8 million after-tax, gain on the sale of assets.
(9)	Inventory—current value is defined as the sum of inventory plus LIFO reserve. Inventory turnover—current value basis is defined as cost of materials sold divided by the average monthly inventory—current value. These measures are not recognized financial measures under generally accepted accounting principles in the United States and, therefore, should not be considered in isolation or as an alternative to other financial statement data presented in the consolidated financial statements. Inventory—current value and inventory turnover—current value basis as presented in this report may not be comparable to similarly titled measures by other companies.

Reconciliation of Inventories to Inventory—current value

	(Dollars in Millions) At December 31,
	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)	(restated)
Inventories at stated LIFO value	$834.3	$606.9	$439.9	$454.8	$399.8
Excess of replacement cost over stated LIFO value	272.7	334.7	61.2	39.1	9.7

Inventory—current value	$1,107.0	$941.6	$501.1	$493.9	$409.5

Calculation of Inventory turnover—current value basis:

	(Dollars in Millions)
	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)	(restated)
Cost of materials sold	$4,893.5	$2,810.8	$1,830.4	$1,747.7	$1,910.9
Divide by average monthly inventory—current value	$1,257.0	$698.5	$488.1	$430.9	$505.7
Inventory turnover—current value basis	3.9x	4.0x	3.8x	4.1x	3.8x

Management considers inventory turnover—current value basis and inventory—current value to be critical measures and tools in managing its investment in inventory. The Company accounts for its inventory primarily using the LIFO method. The LIFO method has the benefit of more accurately matching revenue with current cost of material. Management believes that inventory turnover calculated using the cost of material divided by inventory at a current value basis is the more relevant measure of inventory management.

(10)	For the disclosure of the amounts restated as of December 31, 2004 and for the years ended December 31, 2004 and 2003, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” As a result of the restatements, the following amounts were restated as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2002 and 2001 (dollars in millions):

	For the year ended December 31,
	2002			2001
	As previously reported	Restatement adjustment	As restated	As previously reported	Restatement adjustment	As restated
Gross profit	$410.6	$(61.8)	$348.8	$402.4	$(69.8)	$332.6
Operating profit	(8.8)	0.9	(7.9)	(74.6)	(1.4)	(76.0)
Income (loss) before income taxes and discontinued operations	(19.7)	0.9	(18.8)	(99.8)	(1.4)	(101.2)
Income (loss) from continuing operations	(12.4)	0.6	(11.8)	(60.2)	(0.9)	(61.1)
Earnings (loss) per share from continuing operations—basic	(0.51)	0.03	(0.48)	(2.44)	(0.03)	(2.47)
Earnings (loss) per share from continuing operations—diluted	(0.51)	0.03	(0.48)	(2.44)	(0.03)	(2.47)
Earnings (loss) per share—basic	(3.89)	0.03	(3.86)	(2.44)	(0.03)	(2.47)
Earnings (loss) per share—diluted	(3.89)	0.03	(3.86)	(2.44)	(0.03)	(2.47)

	At December 31,
	2003			2002			2001
	As previously reported	Restatement adjustment	As restated	As previously reported	Restatement adjustment	As restated	As previously reported	Restatement adjustment	As restated
Inventory—current value	$498.8	$2.3	$501.1	$492.7	$1.2	$493.9	$409.2	$0.3	$409.5
Working capital	503.4	1.7	505.1	505.5	0.9	506.4	396.6	0.3	396.9
Total assets	1,114.4	4.9	1,119.3	1,101.5	3.8	1,105.3	1,009.9	3.0	1,012.9
Stockholders’ equity	382.3	4.3	386.6	405.6	3.5	409.1	551.7	2.9	554.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Restatement

We have restated our previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 to correct the classification of metal processing costs, to properly record the impact of nickel surcharges on stainless steel inventory by one of our Canadian Subsidiaries, to correct an out-of period adjustment in our deferred tax liabilities and to record the impact of other immaterial miscellaneous adjustments. This MD&A gives effect to the restatement of the Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements included under Item 8 for further discussion.

Overview

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

Sales volume, gross profit and operating expense control are the principal factors that impact the Company’s profitability:

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

Gross profit.    Gross profit is the difference between net sales and the cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs and direct and indirect internal processing costs. The Company’s sales prices to its customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on the Company acquiring metals at competitive prices, its ability to manage the impact of changing prices and efficiently managing its internal and external processing costs.

Operating expenses.    Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which cannot be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, have a significant impact on the Company’s profitability. Operating expenses include costs related to warehousing and distributing the Company’s products as well as selling, general and administrative expenses.

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s financial results, which at the time did not include Integris Metals and J&F. The metals service center industry experienced a significant recovery during 2004 and 2005, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, and a rebound of the U.S. manufacturing sector, all of which combined to substantially increase metals selling prices from 2003 levels. Through the date of this filing in 2006, business conditions remain favorable.

Integris Metals Acquisition

On January 4, 2005, Ryerson acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Prior to the acquisition, Integris Metals was the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel and the Company was a general line materials (primarily metals) distributor and processor, offering a broad line of sheet, bar, tube and plate products in carbon steel and stainless steel and to a lesser extent, aluminum.

The Integris Metals acquisition substantially increased the size of the Company: The acquisition approximately doubled the number of service center facilities maintained by the Company, as well as increasing the Company’s net sales from $3.3 billion in 2004 to $5.8 billion in 2005. The Company has commenced an integration plan to consolidate facilities and integrate administrative functions. Completion of the Integris Metals integration is expected to incur pre-tax restructuring charges of $7 million to $11 million, as well as operating expenses—primarily for physical relocation of equipment and inventory—of $5 million to $8 million. Most of these expenses are likely to occur in 2006. The restructuring charge consists of employee-related costs including severance and post-retirement benefits, and tenancy and other costs. Approximately half of the charge for exit and disposal activities is expected to result in cash expenditures. Most of this charge will be recorded during 2006 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related accounting guidance. When completed, the Company expects the overall integration to impact approximately 20 facilities and 350 employees. The Company expects to capture annualized cost synergies in excess of $50 million through the integration plan.

In 2004, the Company commenced an upgrade of its systems capability through consolidating its multiple information technology operating platforms onto one integrated SAP platform. Due to the additional Integris Metals facilities that will need to be converted to SAP, the Company anticipates that the full implementation of SAP will require total expenditures of $65 million for the Company-wide conversion, $32 million of which are capital expenditures, with completion by the end of 2008. Through the end of 2005, the Company has already spent $38 million, $28 million of which were capital expenditures.

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the twelve months ended December 31, 2005 includes the financial results of Integris Metals for all but the first three days of the period. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that management believes are significant, separate and apart from the impact of the Integris Metals’ acquisition.

Supplemental information with comparisons of 2005 Statement of Operations data to pro forma data for the comparable periods in 2004 is presented in a separate section below under the subheading “Supplemental Information—Pro Forma Comparisons.” The unaudited pro forma 2004 data presented reflects the Company’s acquisitions of J&F and Integris Metals, the terms of its amended and restated credit agreement dated January 4, 2005 and its 2004 issuances of $175 million convertible senior notes due 2024 and of $150 million of senior notes due 2011, as if all such events had occurred on January 1, 2004.

Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory, resulting in an after-tax charge of $5.8 million, or $0.22 per share, included in 2005 net income of $98.1 million. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively. The change conformed the Company’s inventory valuation for all domestic inventories to a single LIFO method consistent with the Company’s Integris Metals’ integration plan and the January 1, 2006 merger of its U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. The changed LIFO methodology combines groups of items with similarities into three LIFO pools tracking the Company’s significant product lines.

Historical Results of Operations

	2005	2004	2003
		(restated)	(restated)
	(In millions, except per share data)
Net sales	$5,780.5	$3,302.0	$2,189.4
Gross profit	887.0	491.2	359.0
Warehousing and delivery expenses	318.8	175.2	161.9
Selling, general and administrative expenses	358.9	218.3	187.5
Restructuring charges	4.0	3.6	6.2
Net other charges and (gains)	(27.6)	(5.6)	—
Operating profit	232.9	99.7	3.4
Income (loss) from continuing operations	98.1	49.0	(13.6)
Income (loss) from discontinued operations	—	7.0	—
Net income (loss)	$98.1	$56.0	$(13.6)
Income (loss) per common share from continuing operations—diluted	$3.78	$1.91	$(0.56)
Net income (loss) per common share—diluted	$3.78	$2.18	$(0.56)
Average shares outstanding—diluted	26.0	25.7	24.8

Continuing Operations

The Company reported income from continuing operations in 2005 of $98.1 million, or $3.78 per diluted share, as compared with income from continuing operations of $49.0 million, or $1.91 per diluted share, in 2004, and a loss from continuing operations of $13.6 million, or $0.56 per diluted share, in 2003. In addition to the effect of the LIFO method change discussed above, 2005 results also included restructuring and plant closure costs of $2.4 million after-tax, or $0.09 per share, a pension curtailment gain of $12.8 million after-tax, or $0.49 per share, and gain on the sale of assets of $4.0 million after-tax, or $0.15 per share.

Comparison of 2005 with 2004—Continuing Operations

Net Sales

Net sales of $5.78 billion in 2005 increased 75 percent from $3.3 billion in 2004 as a result of a 41 percent increase in average selling price and a 24 percent increase in tons shipped. The Company had a shift in the mix of products sold to an increased proportion of higher priced stainless steel and aluminum due to the acquisition of Integris Metals on January 4, 2005. All of the increase in tons shipped was attributable to the acquisition of Integris Metals.

Gross Profit

Gross profit—the difference between net sales and the cost of materials sold—increased $395.8 million, or 81 percent, to $887.0 million in 2005 from $491.2 million in 2004. The change in the LIFO method of inventory valuation for the domestic portion of our inventory decreased gross profit by $9.6 million in 2005. However, as a result of inventory reductions, gross profit benefited from the liquidation of LIFO inventory carried at lower costs by $13.1 million in 2005. Gross profit as a percentage of sales increased to 15.3% from 14.9% a year ago. Gross profit per ton increased to $254 in 2005 from $174 in 2004, primarily attributable to the acquisition of Integris Metals, which increased average selling price due to the shift in product mix discussed above in “Net Sales.”

Expenses

Total operating expenses in 2005 increased $262.6 million to $654.1 million from $391.5 million in 2004. Approximately $238.1 million of the $262.6 million increase was attributable to expenses from Integris Metals.

•	Warehousing and delivery expenses in 2005 increased to $318.8 million from $175.2 million in 2004. The increase was primarily due to expenses from Integris Metals ($124.1 million), to increased delivery expenses of $8.4 million resulting from higher volume, higher diesel fuel costs and increased transportation prices, in addition to higher costs for labor ($3.2 million), group insurance and pension costs ($2.5 million), and repair and maintenance costs ($1.2 million).

•	Selling, general and administrative expenses increased in 2005 to $358.9 million from $218.3 million in 2004. The increase was due primarily to expenses from Integris Metals ($135.0 million), higher costs for stock-based compensation ($3.4 million), professional fees ($2.5 million), and audit fees ($2.1 million).

•	Included in the total operating expenses are restructuring and plant closure costs of $4.0 million for 2005 and $3.6 million in 2004. Also included in 2005 total operating expenses was a pension curtailment gain of $21.0 million.

Total operating expenses per ton was $187 in 2005 and $139 in 2004. Operating expenses represent 11.3 percent and 11.9 percent of sales in 2005 and 2004, respectively. The average number of employees increased 69 percent in 2005 to 5,819 from 3,434 in 2004 due to the Integris Metals acquisition. Tons shipped per employee decreased 27 percent from 822 tons to 601 tons. Operating expenses per ton are higher than historical levels and tons shipped per employee are lower than historical levels due to the shift in the Company’s product mix toward more aluminum and stainless steel after the acquisition of Integris Metals. Aluminum is lighter in weight than carbon and stainless is processed more slowly because of its surface-critical applications. As a result, expenses per ton have increased, while tons shipped per employee decreased.

Operating Profit

Operating profit was $232.9 million in 2005, representing 4.0 percent of sales, compared to an operating profit of $99.7 million, or 3.0 percent of sales, in 2004. The higher operating profit was primarily due to the acquisition of Integris Metals and the higher level of gross profit generated from higher average selling price in 2005, as discussed above.

Other Expenses

Other expenses, primarily interest and financing costs, increased to $72.3 million in 2005 from $23.7 million in 2004. Higher levels of credit facility borrowings to fund the Integris Metals acquisition and increased working capital requirements during 2005 were primarily responsible for the increase in interest and financing costs as well as higher interest rates and increased amortization of debt issuance costs associated with debt issued in the fourth quarter of 2004 and the amendment of the Company’s credit facility in the first quarter of 2005. See “Total Debt” in “Liquidity and Capital Resources” section below for a further discussion of outstanding debt.

Provision for Income Taxes

In 2005, the Company recorded income tax expense of $62.5 million compared to $27.0 million in 2004. The effective tax rate was 38.9 percent in 2005 compared to 35.5 percent in 2004. In 2005, the Company recorded a $2.1 million income tax benefit as a result of a favorable settlement from an IRS examination and a $2.2 million income tax expense related to estimated tax exposures. In 2004, the Company recorded a $1.9 million income tax benefit as a result of the reassessment of the valuation allowance for certain state deferred tax assets. The higher effective tax rate in 2005 resulted from higher state and local income taxes.

Earnings Per Share

Diluted earnings per share from continuing operations was $3.78 in 2005 and $1.91 in 2004, with the increase due primarily to the results of operations discussed above.

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

Gross Profit

Gross profit—the difference between net sales and the cost of materials sold—increased 37 percent to $491.2 million in 2004 from $359.0 million in 2003. Gross profit as a percentage of sales decreased to 14.9 percent in 2004 from 16.4 percent in 2003. The decline was due to increased material costs for contractual customers, which were passed through without a markup (1.4 percent impact) and to the addition of relatively high-cost carbon flat-rolled steel inventory in 2004, which resulted in higher material costs passing through the cost of goods sold under the LIFO method of material costing (1.0 percent impact). Gross profit per ton increased to $174 in 2004 from $140 in 2003 due to higher selling prices.

Expenses

Total operating expenses in 2004 increased $35.9 million to $391.5 million from $355.6 million in 2003. Warehousing and delivery expenses in 2004 increased to $175.2 million from $161.9 million in 2003. The increase was primarily due to increased delivery expenses of $10.3 million (excluding J&F Steel) resulting from higher volume, higher diesel fuel costs and increased transportation prices. Selling, general and administrative expenses increased in 2004 to $218.3 million from $187.5 million in 2003. The increase was due primarily to higher incentive bonuses ($17.7 million), higher pension and group insurance costs ($5.9 million) and five months’ expenses from J&F Steel ($3.2 million).

Total operating expenses per ton was $139 in 2004 and $139 in 2003, representing 11.9 percent and 16.2 percent of sales, respectively. Included in the total expenses are restructuring and plant closure costs of $3.6 million for 2004 and $6.2 million in 2003. The average number of employees decreased 1 percent in 2004 to 3,434 from 3,471 in 2003 while tons shipped per employee, a key measure of productivity, increased 12 percent from 736 tons to 822 tons.

Operating Profit

Operating profit was $99.7 million in 2004, representing 3.0 percent of sales, compared to an operating profit of $3.4 million, representing 0.2 percent of sales, in 2003. The improvement was primarily due to the higher level of gross profit generated from higher average selling price and greater volume in 2004, as discussed above.

Other Expenses

Other expenses increased to $23.7 million in 2004 from $18.7 million in 2003. Other expenses are primarily related to interest and financing costs. Higher levels of credit facility borrowings to fund the J&F acquisition and increased working capital requirements during 2004 were primarily responsible for the increase in interest and financing costs.

Provision for Income Taxes

In 2004, the Company recorded income tax expense of $27.0 million compared to a $1.7 million tax benefit in 2003. The effective tax rate was 35.5 percent in 2004 compared to 11.3 percent in 2003. In 2004, the Company recorded a $1.9 million income tax benefit as a result of the reassessment of the valuation allowance for certain state deferred tax assets. The effective tax rate in 2003 included an additional valuation allowance of $4.5 million against certain state deferred tax assets.

Earnings Per Share

Diluted earnings per share from continuing operations was $1.91 in 2004 and a loss of $0.56 in 2003, due primarily to the results of operations discussed above.

Discontinued Operations

Regarding discontinued operations, on July 16, 1998, Ispat International N.V. (“Ispat”) acquired Inland Steel Company (“ISC”), the Company’s wholly owned subsidiary that constituted the steel manufacturing and related operations segment of the Company’s consolidated operations. In 1998, the Company recorded a $510.8 million after-tax gain from this transaction. In the second quarter of 2002, the Company recorded a $1.7 million after-tax charge as an additional accrual for environmental indemnification claims made by Ispat in connection with the sale of ISC. In 2003, the Company and Ispat settled all environmental and other indemnification claims between them related to the Company’s indemnification obligations under the ISC/Ispat Merger Agreement and certain matters related to the Ispat Pension Plan. Details of the settlement are discussed in the “ISC/Ispat Transaction” below. In 2004, Ispat made the final required contributions to the Ispat Pension Plan and the Company reduced its liability related to its guaranty to the Pension Benefit Guaranty Corporation (“PBGC”) that Ispat would make the required payments. The Company’s liability was reduced from $5.5 million to zero and a favorable $3.5 million after-tax adjustment to the gain on the sale of ISC was recorded. In 2004, the Company also recorded a favorable $3.5 million after-tax adjustment to the gain on the sale of ISC related to the settlement of litigation with insurers regarding coverage issues. The combined benefit of these two matters to 2004 earnings was $7.0 million after-tax, or $0.27 per diluted share.

Supplemental Information—Pro forma Comparisons

Management’s discussion below reflects its analysis of the pro forma data presented below. Management believes that the comparison of 2005 results with unaudited 2004 pro forma data will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data presented below reflects the Company’s acquisitions of J&F and Integris Metals, the terms of its amended and restated credit agreement dated January 4, 2005 and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004. See “Pro Forma Results Reconciliation” below for a reconciliation of 2004 historical results to 2004 pro forma data.

	2005	Unaudited Pro forma 2004
		(restated)
	(Figures in millions, except per share data)
Net sales	$5,780.5	$5,409.0
Gross profit	887.0	870.4
Warehousing and delivery expenses	318.8	296.6
Selling, general and administrative expenses	358.9	368.0
Restructuring charges	4.0	5.2
Net other charges and (gains)	(27.6)	(8.0)
Operating profit	232.9	208.6
Income from continuing operations	98.1	94.6

Comparison of 2005 with 2004 Unaudited Pro forma—Continuing Operations

Net Sales

Net sales of $5.78 billion in 2005 increased 7 percent from $5.41 billion pro forma 2004 as a result of a 12 percent increase in average selling price partially offset by a 5 percent decrease in tons shipped. The Company continued to benefit in 2005 from higher metals prices, which began to increase in early 2004. However, carbon flat-rolled pricing declined in 2005 from fourth quarter 2004 levels as supply shortages were alleviated in 2005.

Gross Profit

Gross profit—the difference between net sales and the cost of materials sold—increased 1.9 percent to $887.0 million in 2005 from $870.4 million pro forma 2004. Gross profit as a percentage of sales decreased to 15.3 percent from 16.1 percent a year ago. The pro forma 2004 results reflect Integris Metals cost of material on a weighted-average cost basis for stainless and carbon steel, which resulted in higher gross margin in 2004 as prices increased rapidly. During 2005, as stated above, all of the Company’s domestic inventories are valued using the LIFO method. Gross profit per ton increased to $254 in 2005 from $237 pro forma 2004 due to higher selling prices.

Expenses

Total operating expenses in 2005 decreased $7.7 million to $654.1 million from $661.8 million pro forma 2004.

•	Warehousing and delivery expenses in 2005 increased $22.2 million to $318.8 million from $296.6 million pro forma 2004. The increase was primarily due to increased delivery expenses of $9.2 million resulting from higher diesel fuel costs and increased transportation prices, in addition to higher labor costs ($3.5 million), and group insurance and pension costs ($4.9 million).

•	Selling, general and administrative expenses decreased $9.1 million in 2005 to $358.9 million from $368.0 million pro forma 2004. The decrease was due primarily to lower sales incentive bonuses ($10.7 million) partially offset by higher costs for stock-based compensation ($3.4 million).

•	2005 total expenses include a pension curtailment gain of $21.0 million.

•	Included in the total expenses are restructuring and plant closure costs of $4.0 million for 2005 and $5.2 million pro forma 2004.

Total operating expenses per ton were $187 in 2005 and $180 pro forma 2004, primarily the effect of lower shipment in 2005 from 2004 pro forma volume.

Operating Profit

Operating profit was $232.9 million in 2005, representing 4.0 percent of sales, compared to an operating profit of $208.6 million, representing 3.9 percent of sales, pro forma 2004. The improvement was due to the higher level of gross profit generated from higher average selling price in 2005 aided by lower operating expenses, as discussed above.

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

The Company had cash and cash equivalents at December 31, 2005 of $27.4 million, compared to $18.4 million at December 31, 2004. At December 31, 2005, the Company had $877.2 million total debt outstanding, a debt to capitalization ratio of 62% and $575 million available under its revolving credit facility.

Net cash provided by operating activities was $321.5 million in 2005, primarily due to net income of $98.1 million during 2005, a $177.0 million reduction of inventories and a $98.4 million reduction in accounts receivable. The cash inflow from net income and the inventory reduction was partially offset by reductions in accounts payable of $43.6 million and accrued taxes payable of $39.2 million. The cash provided by inventory reductions is due to better management of inventory levels and sharing of inventory stocks between the Integris Metals facilities and the Company’s other facilities. The reduction in accounts payable is attributable to reduced purchases of inventory as the Company used its on-hand inventory. The Company also made income tax payments of $82.8 million in 2005.

During the first quarter of 2005, the Company acquired Integris Metals, in which the Company invested a total of approximately $644.1 million, by paying $410.1 million in cash, net of $1.1 million of cash acquired, and by assuming $234.0 million of Integris Metals’ then-existing debt. Ryerson paid for the acquisition with funds borrowed under the Company’s new credit facility discussed below under “Credit Facility.”

In addition to the Integris Metals acquisition, net cash used for investing included capital expenditures of $32.6 million. Separately, the Company received $5.5 million from the sale of a facility in the state of Washington in the first quarter of 2005, $12.7 million from the sale of facilities in the states of Illinois, Florida and Georgia in the third quarter of 2005 and $2.2 million from the sale of a facility in Virginia in the fourth quarter of 2005.

Net cash provided by financing activities during 2005 was $105.6 million, with the entire funding provided by borrowings under the Company’s revolving credit facility. During 2005, the Company also paid $10.1 million of fees associated with amending the revolving credit facility.

Total Debt

As a result of the increased borrowings under the revolving credit facility, primarily to purchase Integris Metals, total debt in the Consolidated Balance Sheet increased to $877.2 million at December 31, 2005 from $526.2 million at December 31, 2004.

Total debt outstanding as of December 31, 2005 consisted of the following amounts: $452 million borrowing under the Credit Facility, $100 million 9 1/8% Notes, $175 million 3.50% Convertible Senior Notes, and $150 million 8 1/4% Senior Notes. Discussion of each of these borrowing arrangements follows.

Credit Facility

On January 4, 2005, the Company entered into an amendment and restatement of its existing $525 million revolving credit facility, and Integris Metals’ existing $350 million revolving credit facility, resulting in a new 5-year, $1.1 billion revolving credit facility (the “Credit Facility”). The amount of the Credit Facility may be increased by up to $200 million under certain circumstances.

Proceeds from the initial disbursement of $750 million under the Credit Facility were used (1) to finance the January 4, 2005 acquisition of Integris Metals, (2) to repay amounts outstanding under the pre-amendment credit facilities and (3) for general corporate purposes. At January 4, 2005, the Company had $750 million outstanding funded borrowing, $28 million of letters of credit issued and $300 million available under the $1.1 billion revolving credit agreement. The Company paid $10.1 million in 2005 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

At December 31, 2005, the Company had $452 million outstanding funded borrowing under its revolving credit agreement, $31 million of letters of credit issued under the credit facility and $575 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then-existing $525 million credit facility. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.4 percent and 5.2 percent at December 31, 2005 and 2004, respectively.

On December 20, 2005, the Company entered into an amendment effective January 1, 2006 (the “Amendment No. 1”) to the Credit Facility. The amendment extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders’ right to request the pledge of the stock of certain of the Company’s subsidiaries; and provided further flexibility in the covenants and restrictions under the Credit Facility as discussed below.

Amounts outstanding under the Credit Facility as amended bear interest, at the Company’s option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.0% and 0.75% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

In addition to paying interest on outstanding principal, the Company (and certain of its subsidiaries that also are permitted to borrow under the facility) is required to pay a commitment fee of up to 0.375% of the daily average unused portion of the committed loans under the Credit Facility, as amended, (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

In addition to funded borrowings under the Credit Facility, the transaction documents also provide collateral for certain letters of credit that the Company may obtain thereunder and for certain derivative obligations that are identified by the Company from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9 1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 and its 8 1/4% Senior Notes due 2011 (collectively, with the 2006 Notes, the “Bonds”)). Stock repurchases, dividends and, with respect to the Bonds if not made from the proceeds of new debt or equity, prepayments/repurchases of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve-month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Credit Facility also contains covenants that, among other things, limit the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, take or pay contracts, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

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

$100 Million 9 1/8% Notes due July 15, 2006

At December 31, 2005, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. At December 31, 2005, the Company was in compliance with this net worth test. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at December 31, 2005. The Company anticipates that the Credit Facility will provide sufficient funds to redeem the 2006 Notes at maturity on July 15, 2006.

$175 Million 3.50% Convertible Senior Notes due 2024

At December 31, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson and Ryerson Procurement Corporation to The Bank of New York Trust Company, N.A., as Trustee, for the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At December 31, 2005, $150 million of the Company’s 8 1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/ leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of December 31, 2005. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. The 2011 Notes do not have an investment grade rating.

Pension Funding

The Company made a voluntary contribution of $10.3 million in the third quarter of 2005 to improve the pension trust’s funded status. At December 31, 2005, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits.” pension liabilities exceeded trust assets by $130 million. The Company anticipates that it will not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2006 but could have sizable future pension contribution requirements for the Ryerson Pension Plan, into which the Integris Pension Plan was merged. Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2006.

Income Tax Payments

In 2005, the Company paid $82.8 million in income tax payments. The Company expects to pay income taxes of approximately $6 million in the first quarter of 2006 and may be required to pay additional amounts thereafter in 2006 depending upon the Company’s profitability.

Contractual Obligations

The following table presents contractual obligations at December 31, 2005:

	Payments Due by Period (Dollars in Millions)
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Notes	$250	$100	$—	$—	$150
Convertible Senior Note	175	—	—	175	—
Credit Facility	452	252	—	—	200
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	338	52	95	95	96
Purchase Obligations	95	95	—	—	—
Operating leases	98	25	36	18	19

Total	$1,408	$524	$131	$288	$465

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Subsequent Event

On March 13, 2006, the Company sold certain assets related to its U.S. oil and gas, tubular alloy and bar alloy businesses to Energy Alloys, LLC, a Texas limited liability company. Subject to closing adjustments, the sale price includes $49.7 million of cash and receipt of a $4 million, 3-year note. The Company expects to record a pre-tax gain on the sale of approximately $18 million and intends to use the cash proceeds to pay down debt. The divested operations include three locations dedicated to the oil and gas markets in Oklahoma, Texas and the Gulf Coast. These operations were acquired with the acquisition of Integris Metals in January 2005. The three locations generated revenues of approximately $80 million in 2005 and were profitable. The sale will not impact the Company’s remaining operations in Oklahoma, Texas and the Gulf Coast region.

Capital Expenditures

Capital expenditures during 2005 and 2004 totaled $32.6 million. Capital expenditures were primarily for buildings, machinery and equipment and information technology upgrades.

The Company anticipates capital expenditures, excluding acquisitions, to be in the range of $50 million to $70 million in 2006, including Integris Metals, which will upgrade the Company’s information technology capability and maintain or improve the Company’s processing capacity.

Restructuring

2005

The Company recorded a charge of $4.0 million in 2005 due to workforce reductions resulting from the integration of Integris Metals with the Company. The charges consist of costs for employees that were employed by the Company prior to the acquisition, including severance for 33 employees and other future cash outlays totaling $2.6 million and non-cash costs totaling $1.4 million for pensions and other post-retirement benefits. The December 31, 2005, accrual balance of $1.2 million will be paid through mid-2007. The Company may record additional charges for workforce reductions related to employees that were employed by the Company prior to the acquisition of Integris Metals as the integration process continues in 2006.

2004

In the third quarter of 2004, the Company recorded a charge of $3.0 million as a result of consolidating two locations into one facility in the Northeast region of the United States. The charge consists of employee-related costs, including severance for 30 employees. In the second quarter of 2004, the Company recorded a charge of $0.6 million as a result of workforce reductions. The charge consists of employee-related costs, including severance for 3 employees. The restructuring actions associated with the charges have been completed. In 2005, the Company completed the utilization of the accrual.

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

Excluding the $0.9 million adjustment to the 2000 restructuring, 2003 restructuring and plant closure costs totaled $5.3 million. In 2005, the Company completed the utilization of the accrual.

Deferred Tax Assets

At December 31, 2005, the Company had net deferred tax assets of $130 million comprised primarily of $53 million of Alternative Minimum Tax (“AMT”) credit carryforwards, a deferred tax asset related to post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) of $80 million, a deferred tax asset related to pension liability of $49 million and state net operating loss tax credit carryforwards of $9 million, net of valuation allowance. The Company believes that it is more likely than not that the Company will realize all of its deferred tax assets, except for certain of its state NOL carryforwards for which a valuation allowance of $1 million has been provided as discussed below.

The AMT credit carryforwards may be used indefinitely to reduce regular federal income taxes. The Company believes that it is more likely than not that all of its federal tax credits and carryforwards will be realized.

At December 31, 2005, the deferred tax asset related to the Company’s post-retirement benefits other than pensions (“FASB Statement No. 106 obligation”) was $80 million. At December 31, 2005, the Company also had a deferred tax asset related to the Company’s pension liability of $49 million. To the extent that future annual charges under FASB Statement No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a

20-year carryforward period of that loss. Because of the long period that is available to realize these future tax benefits and the long-term nature of the related liabilities, these items are treated as having an indefinite reversal period and a valuation allowance for this deferred tax asset is not considered necessary.

The Company had $10 million of state net operating loss (“NOL”) carryforwards available at December 31, 2005. The deferred tax asset for state NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversal of existing temporary differences, tax planning strategies, and, most importantly, on projections of future taxable income. A valuation allowance has been provided to the extent that the Company does not expect to be able to utilize all of the specific NOLs prior to their expiration in 2006-2025.

The American Jobs Creation Act of 2004 created a new tax incentive for U.S. production activities under Section 199 of the Internal Revenue Code. In order to qualify for the new deduction, the taxpayer must generate qualified production gross receipts. While the provision has been described as a manufacturing incentive, it also applies to broader activities than those generally considered to be traditional manufacturing. The deduction is phased in over a five-year period. The maximum federal income tax benefit that can be obtained is 1% in 2005-2006, 2% in 2007-2009 and 3% in 2010 and later. The Company is evaluating the new deduction, but does not expect the impact to be material.

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $64.8 million at December 31, 2005, or approximately 3.0 percent of total assets or 11.8 percent of consolidated stockholders’ equity. This goodwill resulted from the acquisition of Integris Metals. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized, but is tested at least annually for impairment. Intangibles deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their useful lives. We review the recoverability of intangibles annually or whenever significant events or changes occur that might impair the recoverability of recorded costs. We have performed impairment tests of goodwill as of November 1, 2005, and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.

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

Inventory valuation:    The Company’s inventories are valued at cost, which is not in excess of market. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs and internal direct and allocated indirect processing costs. Cost is primarily determined by the last-in, first-out (“LIFO”) method. The Company regularly reviews inventory on hand and records provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and the Company’s customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory. The Company changed its method of accounting for certain inventories effective January 1, 2005. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 3: Inventories” under Item 8 for further details).

Deferred tax asset:    The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and, most importantly, on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record additional valuation allowances against the Company’s deferred tax assets. At December 31, 2005, as a result of its analysis, the Company has a valuation reserve of $1 million. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 11: Income Taxes” under Item 8 for further details).

Goodwill:    The Company reviews the carrying value of goodwill annually utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by changes in market conditions or unforeseen events could negatively affect the fair value of reporting unit fair values and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 12: Goodwill” under Item 8 for further details).

Pension and postretirement benefit plan assumptions:    The Company sponsors various benefit plans covering a substantial portion of its employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. The Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (September 30) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense the Company may record in the future. For example, a 0.25 percentage point decrease in the discount rate (from 5.75 percent to 5.50 percent) would have increased 2005 annual pension expense by $0.9 million. Also, a 0.25 percentage point decrease in the expected rate of return on plan assets (from 8.75 percent to 8.5 percent) would have increased 2005 annual pension expense by $1.2 million. For postretirement benefits, a one percent increase in the health care trend rate (from 10 percent in 2005 grading down to 5 percent in 2011 to 11 percent in 2005 grading down to 6 percent in 2011) would have increased 2005 postretirement benefit expense by $0.9 million. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits” under Item 8 for further details).

Legal contingencies:    The Company is involved in a number of legal and regulatory matters including those discussed in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 17: Commitments and Contingencies” under Item 8. As required by SFAS No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes. The amount of liability, if any, for legal claims and actions at December 31, 2005 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

SFAS 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payments,” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R eliminates APB 25’s intrinsic value method which the Company has historically used to account for stock option grants.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R.

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

The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows because the Company ceased granting stock options in 2003. The Company plans to implement SFAS 123R as of January 1, 2006 using the modified prospective transition method.

SFAS 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (SFAS 151) an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will be adopted by the Company beginning January 1, 2006. The adoption of SFAS 151 will not have a material impact on the Company’s consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The standard also provides guidance on other hybrid instrument accounting issues. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 155, but does not believe it will have a material impact on the Company’s consolidated financial statements.

Other Matters

Mexico

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest. In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Coryer. After equal contributions from both joint venture partners, the Company’s ownership percentage remained unchanged. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006, an additional $1.5 million in the second quarter of 2004 and an additional $1.0 million in the third quarter of 2004. In the third quarter of 2004, Coryer repaid $2.0 million of its outstanding loan due to the Company. Ryerson has guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2005, the amount of the guaranty was $4.4 million.

India

In the third quarter of 2005, the Company contributed $0.7 million to increase its equity investment in Tata Ryerson Limited. In the fourth quarter of 2004, the Company contributed $1.5 million to increase its equity investment in Tata Ryerson Limited. These contributions matched contributions from the Company’s joint venture partner and allowed the Company to maintain its 50 percent ownership percentage in Tata Ryerson Limited.

Outlook

After a period of very weak demand and pricing from 2000-2003 that had resulted from weakness in the manufacturing sector, the Company has experienced stronger demand and pricing for its product in 2004 and 2005 as the manufacturing sector rebounded. Overall, heading into 2006, business conditions remain favorable but with a general expectation of continuing pricing moderation as has been occurring since early 2005. However, domestic metals pricing remains difficult to predict due to its commodity nature and the extent to which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, and other factors. The Company is unable to predict the duration of the current upturn in the domestic economic cycle.

The Company’s pension plan currently meets the minimum funding requirements under the Employee Retirement Income Security Act (ERISA). As reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits,” pension liabilities exceeded trust assets by $130 million at year-end 2005. Although the Company does not expect to have any ERISA-required pension plan contributions during 2006, the Company may elect to make voluntary contributions to improve the plan’s funded status. In the event that asset returns do not improve or pension liabilities increase due to lower discount rates, the Company could have sizeable future pension contribution requirements beginning as soon as 2007 for the Ryerson Pension Plan. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position, results of operations or cash flow.

The Company believes that cash flow from operations and proceeds from the Credit Facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements. The Company anticipates that the Credit Facility will be used to provide funds to redeem the Company’s $100 million 2006 Notes which mature on July 15, 2006. The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

Pro Forma Results Reconciliation

The data below reflects pro forma data that will assist in understanding trends in the Company’s business for the factors that management considers critical to assessing the Company’s operating and financial performance. The unaudited pro forma 2004 data presented below reflects the Company’s acquisitions of J&F and Integris Metals, the terms of its amended and restated credit agreement dated January 4, 2005 and its 2004 issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred on January 1, 2004.

The following table presents the pro forma adjustments made to the Company’s historical consolidated statement of operations for the year ended December 31, 2004 to arrive at the 2004 pro forma amounts (see pages 29-30 for comparison of 2004 pro forma data to 2005 results):

Condensed Consolidating Statement of Operations (Unaudited)

Year Ended December 31, 2004

(in millions, except per share data)

	The Company	J&F (A)	J&F pro forma adjustments (C)		Debt offerings pro forma adjustments (C)		Integris (B)	Integris pro forma adjustments (C)		Pro forma
	(restated)									(restated)
Net sales	$3,302.0	$103.3	$—		$—		$2,003.7	$—		$5,409.0
Cost of materials sold	2,810.8	89.5	—	(1)	—		1,637.9	0.4	(8)	4,538.6

Gross profit	491.2	13.8	—		—		365.8	(0.4)		870.4
Warehousing and delivery	175.2	2.4	—		—		—	119.0	(8)(9)	296.6
Selling, general and administrative	218.3	5.6	—		—		260.8	(116.7	)(9)(10)(11)	368.0
Restructuring and plant closure costs	3.6	—	—		—		1.6	—		5.2
Gain on sale of assets	(5.6)	(2.4)	—		—		—	—		(8.0)

Operating profit (loss)	99.7	8.2	—		—		103.4	(2.7)		208.6
Other revenue and expense, net	0.3	—	—		—		(0.7)	—		(0.4)
Interest and other expense on debt	(24.0)	(0.5)	(1.0	)(2)	(6.8	)(4)(6)	(10.6)	(19.0	)(12)	(61.9)

Income (loss) before income taxes	76.0	7.7	(1.0)		(6.8)		92.1	(21.7)		146.3
Provision (benefit) for income taxes	27.0	3.1	(0.4	)(3)	(2.7	)(5)(7)	32.2	(7.5	)(13)	51.7

Income (loss) from continuing operations	$49.0	$4.6	$(0.6)		$(4.1)		$59.9	$(14.2)		$94.6

Income from continuing operations per share of common stock
Basic income per share	$1.96									$3.79

Diluted income per share	$1.91									$3.68

Notes to unaudited pro forma condensed

consolidated financial statements

The following adjustments have been reflected in the unaudited pro forma condensed consolidated statements of operations:

A. To reflect the pre-acquisition results of operations of J&F Steel for the period presented. J&F Steel’s statement of operations for the period presented includes restructuring activities associated with the closure of a facility prior to acquisition of J&F Steel by us. Related to the restructuring is a $2.4 million gain on the sale of assets in the year ended December 31, 2004.

B. To reflect the results of operations of Integris for the period presented. Integris’ statement of operations for the period presented includes restructuring activities associated with employee reductions, changes to certain distribution operations and other merger related costs in connection with the integration of business processes and systems, which totaled $1.6 million in the year ended December 31, 2004.

C. To reflect the following adjustments for the impact of the acquisition of J&F Steel:

(1)	To adjust depreciation expense to reflect the estimated fair value of property, plant and equipment at the date of acquisition;

(2)	Estimated increase in interest expense related to increased borrowing to finance the acquisition. An increase of 0.125 percent in the interest rate would have increased interest expense by $0.1 million in the year ended December 31, 2004; and

(3)	Estimated effect on income tax expense (benefit) resulting from above adjustments assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the issuance of the convertible notes:

(4)	Estimated increase in interest expense, including amortization of the issuance cost of the convertible notes; and

(5)	Estimated effect on income tax expense (benefit) resulting from above adjustment assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the issuance of the senior notes:

(6)	Estimated increase in interest expense, including amortization of the issuance cost of the notes; and

(7)	Estimated effect on income tax expense (benefit) resulting from above adjustment assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the acquisition of Integris:

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

(12)	Estimated increase in interest expense related to increased borrowing under the revolving credit facilities to finance the acquisition and additional amortization of deferred debt issuance costs under the revolving credit facilities and the bridge loan facility. An increase of 0.125 percent in the interest rate would have increased interest expense by $0.5 million in the year 2004; and

(13)	Estimated effect on income tax expense (benefit) resulting from above adjustments assuming our on-going effective tax rates.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps had an asset value of approximately $1.1 million at December 31, 2005. The Company currently does not account for these interest rate swaps as hedges but rather marks these swaps to market with a corresponding offset to current earnings.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $4.0 million outstanding at December 31, 2005, and a liability value of $44 thousand. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of December 31, 2005 and 2004, there were no significant outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $931 million at December 31, 2005 and $542 million at December 31, 2004, as compared with the carrying value of $877 million and $526 million at year-end 2005 and 2004, respectively. Approximately 48.5% and 80.8% of the Company’s debt was at fixed rates of interest at year-end 2005 and 2004, respectively. A one percent increase in interest rates on variable rate debt would have increased 2005 interest expense by approximately $7.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of Ryerson Inc.:

We have completed integrated audits of Ryerson Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ryerson Inc. (formerly Ryerson Tull, Inc.) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for certain inventories effective January 1, 2005.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Ryerson Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of materials sold accounts, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness as of December 31, 2005 has been identified and included in management’s assessment. The Company did not maintain effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of materials sold accounts. Specifically, the Company did not have controls designed and in place over the completeness, accuracy and valuation of inventory in accordance with generally accepted accounting principles and the presentation of processing costs within the Company’s consolidated statements of operations and reinvested earnings. Certain processing costs were classified as warehousing and delivery costs that should have been classified as cost of materials sold. Additionally, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to ensure complete, accurate and timely evaluation of the selection, application and implementation of generally accepted accounting principles relative to inventory and related cost of materials sold. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, as well as audit adjustments to the fourth quarter of 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of materials sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Ryerson Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ryerson Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2006

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

(In millions, except per share data)

	Year ended December 31,
	2005	2004	2003
		(restated)	(restated)
Net sales	$5,780.5	$3,302.0	$2,189.4
Cost of materials sold	4,893.5	2,810.8	1,830.4

Gross profit	887.0	491.2	359.0
Warehousing and delivery	318.8	175.2	161.9
Selling, general and administrative	358.9	218.3	187.5
Restructuring and plant closure costs	4.0	3.6	6.2
Pension curtailment gain	(21.0)	—	—
Gain on sale of assets	(6.6)	(5.6)	—

Operating profit	232.9	99.7	3.4
Other expense:
Other income and expense, net	3.7	0.3	0.1
Interest and other expense on debt	(76.0)	(24.0)	(18.8)

Income (loss) before income taxes	160.6	76.0	(15.3)
Provision (benefit) for income taxes	62.5	27.0	(1.7)

Income (loss) from continuing operations	98.1	49.0	(13.6)
Discontinued operations—Inland Steel Company
Gain on sale (net of tax provision of $3.7 in 2004)	—	7.0	—

Net income (loss)	98.1	56.0	(13.6)
Dividend requirements for preferred stock	0.2	0.2	0.2

Net income (loss) applicable to common stock	$97.9	$55.8	$(13.8)

Earnings per share of common stock
Basic:
Income (loss) from continuing operations	$3.88	$1.96	$(0.56)
Inland Steel Company—gain on sale	—	0.28	—

Basic earnings (loss) per share	$3.88	$2.24	$(0.56)

Diluted:
Income (loss) from continuing operations	$3.78	$1.91	$(0.56)
Inland Steel Company—gain on sale	—	0.27	—

Diluted earnings (loss) per share	$3.78	$2.18	$(0.56)

Retained earnings at beginning of year	$375.5	$324.7	$343.4
Net income (loss) for the year	98.1	56.0	(13.6)
Dividends declared:
Common ($0.20 per share)	(5.0)	(5.0)	(4.9)
Preferred ($2.40 per share)	(0.2)	(0.2)	(0.2)

Retained earnings at end of year	$468.4	$375.5	$324.7

See Notes to Consolidated Financial Statements.

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year ended December 31
	2005	2004	2003
		(restated)	(restated)
Operating Activities:
Net income (loss)	$98.1	$56.0	$(13.6)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39.2	21.1	23.9
Deferred income taxes	25.2	(29.9)	(2.5)
Deferred employee benefit funding/cost	10.5	(15.3)	(47.2)
Restructuring and plant closure costs	1.4	3.4	2.3
Gain from sale of ISC, net of tax	—	(3.5)	—
Pension curtailment gain	(21.0)	—	—
Gain on sale of assets	(6.6)	(5.6)	—
Change in:
Receivables	98.4	(182.7)	(29.3)
Inventories	177.0	(131.6)	15.2
Other assets and income tax receivable	(8.6)	4.5	(1.0)
Accounts payable	(43.6)	59.5	42.0
Accrued liabilities	(11.7)	11.5	(14.1)
Accrued taxes payable	(39.2)	41.1	9.3
Other items	2.4	1.5	2.4

Net adjustments	223.4	(226.0)	1.0

Net cash provided by (used in) operating activities	321.5	(170.0)	(12.6)

Investing Activities:
Acquisitions, net of cash acquired (Note 18)	(410.1)	(41.4)	—
Capital expenditures	(32.6)	(32.6)	(19.4)
Investment in joint venture	(0.7)	(3.5)	(3.4)
Loan to joint venture	—	(3.2)	—
Loan repayment from joint venture	—	2.0	—
Proceeds from sales of assets	25.3	21.6	5.0

Net cash used in investing activities	(418.1)	(57.1)	(17.8)

Financing Activities:
Long-term debt issued	—	325.0	—
Repayment of debt assumed in acquisition (Note 18)	(234.0)	(13.5)	—
Proceeds from credit facility borrowings	1,535.7	506.0	355.0
Repayment of credit facility borrowings	(1,437.3)	(551.0)	(195.0)
Net short-term proceeds/(repayments) under credit facility	252.1	(20.0)	(114.0)
Credit facility issuance costs	(10.1)	(1.2)	—
Bond issuance costs	(0.6)	(8.9)	—
Net increase/(decrease) in book overdrafts	1.2	(1.0)	(9.4)
Dividends paid	(5.2)	(5.2)	(5.1)
Proceeds from exercise of common stock options	3.8	1.6	—

Net cash provided by financing activities	105.6	231.8	31.5

Net increase in cash and cash equivalents	9.0	4.7	1.1
Cash and cash equivalents—beginning of year	18.4	13.7	12.6

Cash and cash equivalents—end of year	$27.4	$18.4	$13.7

Supplemental Disclosures
Cash paid (received) during the year for:
Interest	$67.0	$20.6	$17.3
Income taxes, net	82.8	13.1	(12.1)

See Notes to Consolidated Financial Statements.

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31
	2005	2004
		(restated)
Assets
Current assets:
Cash and cash equivalents	$27.4	$18.4
Restricted cash (Note 15)	0.6	0.8
Receivables less provision for allowances, claims and doubtful accounts of $21.0 and $14.0, respectively	610.3	465.4
Inventories (Note 3)	834.3	606.9
Prepaid expenses and other assets	19.8	2.6
Deferred income taxes (Note 11)	1.0	10.0

Total current assets	1,493.4	1,104.1
Investments and advances	22.3	18.0
Property, plant and equipment, at cost, less accumulated depreciation (see details at page 50)	398.4	239.3
Deferred income taxes (Note 11)	129.2	154.5
Intangible pension asset (Note 9)	7.9	9.0
Other intangibles (Note 13)	10.8	—
Goodwill (Note 12)	64.8	—
Deferred charges and other assets	24.2	15.9

Total assets	$2,151.0	$1,540.8

Liabilities
Current liabilities:
Accounts payable	$276.7	$222.3
Accrued liabilities:
Salaries, wages and commissions	49.4	31.9
Income and other taxes	6.5	52.6
Interest on debt	8.6	6.4
Terminated facilities costs (Note 10)	3.0	3.5
Other accrued liabilities	18.6	8.5
Short-term credit facility borrowings (Note 4)	252.1	—
Current portion of long-term debt (Note 4)	100.1	—

Total current liabilities	715.0	325.2
Long-term debt (Note 4)	525.0	526.2
Taxes and other credits	9.5	0.9
Deferred employee benefits (Note 9)	353.7	248.9

Total liabilities	1,603.2	1,101.2
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $1.00 par value, 15,000,000 shares authorized for all series, aggregate liquidation value of $3.5 in 2005 and 2004 (Note 5)	0.1	0.1
Common stock, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares (Notes 5 through 7)	50.6	50.6
Capital in excess of par value (Note 5)	847.0	857.5
Retained earnings	468.4	375.5
Restricted stock awards	(0.8)	(0.1)
Treasury stock at cost—Common stock of 24,989,128 shares in 2005 and 25,539,305 shares in 2004 (Note 5)	(729.0)	(746.2)
Accumulated other comprehensive income (Note 5)	(88.5)	(97.8)

Total stockholders’ equity	547.8	439.6

Total liabilities and stockholders’ equity	$2,151.0	$1,540.8

See Notes to Consolidated Financial Statements.

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year ended December 31
	2005	2004	2003
		(restated)	(restated)
Net income (loss)	$98.1	$56.0	$(13.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.6	4.4	4.7
Minimum pension liability adjustment, net of tax provision of $2.9 in 2005, $2.8 benefit in 2004 and $5.1 benefit in 2003	5.7	(4.3)	(8.5)

Comprehensive income (loss)	$107.4	$56.1	$(17.4)

SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)

	At December 31
	2005	2004
Property, Plant and Equipment
Land and land improvements	$51.7	$26.5
Buildings and leasehold improvements	271.8	212.1
Machinery, equipment and other	437.6	369.6
Transportation equipment	3.4	2.3
Construction in progress	7.4	5.6

Total	771.9	616.1
Less: Accumulated depreciation	373.5	376.8

Net property, plant and equipment	$398.4	$239.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Statement of Accounting and Financial Policies

Business Description and Basis of Presentation.    Ryerson Inc. (“Ryerson”), a Delaware corporation, formerly Ryerson Tull, Inc., is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“JTR”), of Integris Metals, Ltd., a Canadian federal corporation (“IM Canada”) and of Ryerson Canada, Inc., an Ontario corporation (Ryerson Canada). Unless the context indicates otherwise, Ryerson, JTR, IM Canada and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as the “Company”).

Effective January 1, 2006, Ryerson’s operating subsidiaries J. M. Tull Metals Company, Inc. (“Tull”), J&F Steel, LLC (“J&F”), and Integris Metals, Inc. and its U.S. subsidiaries (collectively, IM-US) merged into JTR.

The Company conducts its materials distribution operations in the United States through its operating subsidiary JTR; in Canada through IM Canada and Ryerson Canada; in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. The Company distributes and processes metals and other materials throughout the continental United States. The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005, because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes among the Company’s operating subsidiaries.

Principles of Consolidation.    The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated support from other parties or whose equity investors lack the characteristics of a controlling financial interest for which the Company is the primary beneficiary are included in the consolidated financial statements. There were no such variable entities that were required to be consolidated as of December 31, 2005 and 2004.

Equity Investments.    Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Cost of materials sold” in the Consolidated Statements of Operations and Reinvested Earnings. Equity income totaled $4.0 million in 2005, $2.4 million in 2004 and $1.2 million in 2003.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Revenue Recognition.    Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is recognized upon shipment, which is substantially the same as recognizing revenue upon delivery to our customers given the proximity of our distribution sites to our customers.

Stock-Based Compensation.    Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Company’s stock at the end of the period. The Company’s stock-based employee compensation plans are described more fully in Note 6.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003, respectively (in millions, except per share data):

	2005	2004	2003
		(restated)	(restated)
Net income (loss) applicable to common stock, as reported	$97.9	$55.8	$(13.8)
Deduct: Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	0.6	0.7	1.5

Pro forma net income (loss) applicable to common stock	$97.3	$55.1	$(15.3)

Basic earnings (loss) per share—as reported	$3.88	$2.24	$(0.56)
Basic earnings (loss) per share—pro forma	3.86	2.19	(0.62)
Diluted earnings (loss) per share—as reported	3.78	2.18	(0.56)
Diluted earnings (loss) per share—pro forma	3.73	2.13	(0.62)

There were no stock option grants in 2005.

Shipping and Handling Fees and Costs.    Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations and Reinvested Earnings. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing and delivery” expense in our Consolidated Statement of Operations and Reinvested Earnings. These costs totaled $116.6 million in 2005, $70.8 million in 2004 and $59.3 million in 2003.

Benefits for Retired Employees.    The estimated cost of the Company’s defined benefit pension plan and its post-retirement medical benefits are determined annually after considering information provided by consulting actuaries. The cost of these benefits for retirees is accrued during their term of employment (see Note 9). Pensions are funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 into a trust established for the Ryerson Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

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

Cash Equivalents.    Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $50.9 million and $22.3 million at December 31, 2005 and 2004, respectively.

Inventory Valuation.    Inventories are stated at the lower of cost or market value. We use the last-in, first-out (LIFO) method for valuing our domestic inventories. We use the weighted-average cost method for valuing our foreign inventories. See Note 3.

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

Goodwill.    In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed at least annually for impairment using a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Long-lived Assets and Other Intangible Assets.    Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired intangible asset would be written down to fair value, using the discounted cash flow method.

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

Recent Accounting Pronouncements.

In December 2004, the FASB issued SFAS 123R which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R eliminates APB 25’s intrinsic value method which the Company has historically used to account for stock option grants.

In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

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

The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows because the Company ceased granting stock options in 2003. The Company plans to implement SFAS 123R as of January 1, 2006 using the modified prospective transition method.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will be adopted by the Company beginning January 1, 2006. The adoption of SFAS 151 will not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which amends SFAS No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The standard also provides guidance on other hybrid instrument accounting issues. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 155, but does not believe it will have a material impact on the Company’s consolidated financial statements.

Note 2:    Restatement of Financial Statements

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

Metal processing costs were previously misclassified as a warehousing and delivery expense and should have been reported as a cost of materials sold. The correction of the classification of metal processing costs results in the reduction of warehousing and delivery expense and an equal increase in the cost of materials sold of $74.9 million and $64.5 million for the years ended December 31, 2004 and 2003, respectively. There was no impact on net income related to the correction of the classification of metal processing costs.

One of our Canadian subsidiaries excluded nickel surcharges from the cost of stainless steel inventory. The restatement to correct the impact of nickel surcharges decreased cost of materials sold $3.0 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively and increased inventory $6.3 million and $2.0 million at December 31, 2004 and 2003, respectively. This adjustment also increased income and other tax liability by $1.8 million and increased accumulated other comprehensive income by $1.3 million at December 31, 2004. The cumulative impact of the nickel surcharges prior to 2003 was an increase of $0.8 million ($1.2 million pretax) to retained earnings.

Other restatement adjustments were recorded for immaterial miscellaneous adjustments. These adjustments increase costs of materials sold $0.4 million and increase interest expense $0.2 million for the year ended December 31, 2004. These adjustments also decreased inventory by $0.4 million, decreased deferred charges and other assets by $0.2 million, increased deferred income tax asset by $0.1 million and decreased income and other tax liability by $0.1 million. An adjustment of $2.7 million was made to reduce deferred tax liabilities and increase retained earnings to correct deferred taxes related to an excess deferred tax credit arising from an acquisition prior to 2003. The aggregate impact of these immaterial miscellaneous adjustments reduced net income $0.4 million for the year ended December 31, 2004. There was no impact on net income for the year ended December 31, 2003.

The following table reconciles the impact of the restatement on net income and diluted earnings per share for the years ended December 31, 2004 and 2003 (in millions, except per share data):

	Year Ended December 31,
	2004	2003
Net income (loss) applicable to common stock, as previously reported	$54.3	$(14.3)
Classification of metal processing costs	—	—
Nickel surcharges on stainless steel inventory purchases	3.0	0.8
Other restatement items	(0.6)	—

	2.4	0.8
Income tax effects on above items	0.9	0.3

Adjustments to net income	1.5	0.5

Net income (loss) applicable to common stock, as restated	$55.8	$(13.8)

Diluted earnings (loss) per share, as previously reported	$2.11	$(0.58)
Adjustments	0.07	0.02

Diluted earnings (loss) per share, as restated	$2.18	$(0.56)

The following is a summary of the impact of the restatement on the consolidated statements of operations for the years ended December 31, 2004 and 2003, the consolidated balance sheet at December 31, 2004 and the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 (in millions, except per share data):

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF OPERATIONS AND REINVESTED EARNINGS

	(in millions, except per share data) Year ended December 31,
	2004			2003
	As previously reported	Restatement adjustment	As restated	As previously reported	Restatement adjustment	As restated
Net sales	$3,302.0	$—	$3,302.0	$2,189.4	$—	$2,189.4
Cost of materials sold	2,738.5	72.3	2,810.8	1,766.7	63.7	1,830.4

Gross profit	563.5	(72.3)	491.2	422.7	(63.7)	359.0
Warehousing and delivery	250.1	(74.9)	175.2	226.4	(64.5)	161.9
Selling, general and administrative	218.3	—	218.3	187.5	—	187.5
Restructuring and plant closure costs	3.6	—	3.6	6.2	—	6.2
Gain on sale of assets	(5.6)	—	(5.6)	—	—	—

Operating profit	97.1	2.6	99.7	2.6	0.8	3.4
Other expense:
Other income and expense, net	0.3	—	0.3	0.1	—	0.1
Interest and other expense on debt	(23.8)	(0.2)	(24.0)	(18.8)	—	(18.8)

Income (loss) before income taxes	73.6	2.4	76.0	(16.1)	0.8	(15.3)
Provision (benefit) for income taxes	26.1	0.9	27.0	(2.0)	0.3	(1.7)

Income (loss) from continuing operations	47.5	1.5	49.0	(14.1)	0.5	(13.6)
Discontinued operations—Inland Steel Company
Gain on sale (net of tax provision of $3.7 in 2004)	7.0	—	7.0	—	—	—

Net income (loss)	54.5	1.5	56.0	(14.1)	0.5	(13.6)
Dividend requirements for preferred stock	0.2	—	0.2	0.2	—	0.2

Net income (loss) applicable to common stock	$54.3	$1.5	$55.8	$(14.3)	$0.5	$(13.8)

Earnings per share of common stock
Basic:
Income (loss) from continuing operations	$1.90	$0.06	$1.96	$(0.58)	$0.02	$(0.56)
Inland Steel Company—gain on sale	0.28	—	0.28	—	—	—

Basic earnings (loss) per share	$2.18	$0.06	$2.24	$(0.58)	$0.02	$(0.56)

Diluted:
Income (loss) from continuing operations	$1.84	$0.07	$1.91	$(0.58)	$0.02	$(0.56)
Inland Steel Company—gain on sale	0.27	—	0.27	—	—	—

Diluted earnings (loss) per share	$2.11	$0.07	$2.18	$(0.58)	$0.02	$(0.56)

Retained earnings at beginning of year	$320.7	$4.0	$324.7	$339.9	$3.5	$343.4
Net income (loss) for the year	54.5	1.5	56.0	(14.1)	0.5	(13.6)
Dividends declared:
Common ($0.20 per share)	(5.0)	—	(5.0)	(4.9)	—	(4.9)
Preferred ($2.40 per share)	(0.2)	—	(0.2)	(0.2)	—	(0.2)

Retained earnings at end of year	$370.0	$5.5	$375.5	$320.7	$4.0	$324.7

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	(in millions) Year ended December 31,
	2004			2003
	As previously reported	Restatement adjustment	As restated	As previously reported	Restatement adjustment	As restated
Operating Activities:
Net income (loss)	$54.5	$1.5	$56.0	$(14.1)	$0.5	$(13.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21.1	—	21.1	23.9	—	23.9
Deferred income taxes	(29.7)	(0.2)	(29.9)	5.9	(8.4)	(2.5)
Deferred employee benefit funding/cost	(15.3)	—	(15.3)	(47.2)	—	(47.2)
Restructuring and plant closure costs	3.4	—	3.4	2.3	—	2.3
Gain from sale of ISC, net of tax	(3.5)	—	(3.5)	—	—	—
Gain from sale of assets	(5.6)	—	(5.6)	—	—	—
Change in:
Receivables	(182.7)	—	(182.7)	(29.3)	—	(29.3)
Inventories	(129.0)	(2.6)	(131.6)	16.0	(0.8)	15.2
Other assets and income tax receivable	3.4	1.1	4.5	(1.3)	0.3	(1.0)
Accounts payable	59.5	—	59.5	42.0	—	42.0
Other accrued liabilities	52.4	0.2	52.6	(13.2)	8.4	(4.8)
Other items	1.5	—	1.5	2.4	—	2.4

Net adjustments	(224.5)	(1.5)	(226.0)	1.5	(0.5)	1.0

Net cash used in operating activities	(170.0)	—	(170.0)	(12.6)	—	(12.6)

Investing Activities:
Acquisitions, net of cash acquired	(41.4)	—	(41.4)	—	—	—
Capital expenditures	(32.6)	—	(32.6)	(19.4)	—	(19.4)
Investment in joint venture	(3.5)	—	(3.5)	(3.4)	—	(3.4)
Loan to joint venture	(3.2)	—	(3.2)	—	—	—
Loan repayment from joint venture	2.0	—	2.0	—	—	—
Proceeds from sales of assets	21.6	—	21.6	5.0	—	5.0

Net cash used in investing activities	(57.1)	—	(57.1)	(17.8)	—	(17.8)

Financing Activities:
Long-term debt issued	325.0	—	325.0	—	—	—
Repayment of debt assumed in acquisition	(13.5)	—	(13.5)	—	—	—
Proceeds from credit facility borrowings	506.0	—	506.0	355.0	—	355.0
Repayment of credit facility borrowings	(551.0)	—	(551.0)	(195.0)	—	(195.0)
Net short-term proceeds/(repayments) under credit facility	(20.0)	—	(20.0)	(114.0)	—	(114.0)
Credit facility issuance costs	(1.2)	—	(1.2)	—	—	—
Bond issuance costs	(8.9)	—	(8.9)	—	—	—
Net increase/(decrease) in book overdrafts	(1.0)	—	(1.0)	(9.4)	—	(9.4)
Dividends paid	(5.2)	—	(5.2)	(5.1)	—	(5.1)
Proceeds from exercise of common stock options	1.6	—	1.6	—	—	—

Net cash provided by financing activities	231.8	—	231.8	31.5	—	31.5

Net increase (decrease) in cash and cash equivalents	4.7	—	4.7	1.1	—	1.1
Cash and cash equivalents—beginning of year	13.7	—	13.7	12.6	—	12.6

Cash and cash equivalents—end of year	$18.4	$—	$18.4	$13.7	$—	$13.7

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

	(in millions) At December 31, 2004
	As previously reported	Restatement adjustment	As restated
Assets
Current assets:
Cash and cash equivalents	$18.4	$—	$18.4
Restricted cash	0.8	—	0.8
Receivables less provision for allowances, claims and doubtful accounts	465.4	—	465.4
Inventories	601.0	5.9	606.9
Prepaid expenses and other assets	2.6	—	2.6
Deferred income taxes	9.8	0.2	10.0

Total current assets	1,098.0	6.1	1,104.1
Investments and advances	18.0	—	18.0
Property plant and equipment, at cost, less accumulated depreciation	239.3	—	239.3
Deferred income taxes	151.9	2.6	154.5
Intangible pension asset	9.0	—	9.0
Deferred charges and other assets	16.1	(0.2)	15.9

Total assets	$1,532.3	$8.5	$1,540.8

Liabilities
Current liabilities:
Accounts payable	$222.3	$—	$222.3
Accrued liabilities:
Salaries, wages and commissions	31.9	—	31.9
Income and other taxes	50.9	1.7	52.6
Interest on debt	6.4	—	6.4
Terminated facilities costs	3.5	—	3.5
Other accrued liabilities	8.5	—	8.5

Total current liabilities	323.5	1.7	325.2
Long-term debt	526.2	—	526.2
Taxes and other credits	0.9	—	0.9
Deferred employee benefits	248.9	—	248.9

Total liabilities	1,099.5	1.7	1,101.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock	0.1	—	0.1
Common stock	50.6	—	50.6
Capital in excess of par value	857.5	—	857.5
Retained earnings	370.0	5.5	375.5
Restricted stock awards	(0.1)	—	(0.1)
Treasury stock at cost	(746.2)	—	(746.2)
Accumulated other comprehensive income	(99.1)	1.3	(97.8)

Total stockholders’ equity	432.8	6.8	439.6

Total liabilities and stockholders’ equity	$1,532.3	$8.5	$1,540.8

Note 3:    Inventories

Inventories were classified on December 31 as follows (in millions):

	2005	2004
		(restated)
In process and finished products	$834.3	$606.9

The difference between replacement cost and current cost of inventory as compared to the stated LIFO value was $273 million and $335 million at December 31, 2005 and 2004, respectively. Approximately 87% and 93% of inventories are accounted for under the LIFO method at December 31, 2005 and 2004, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost method.

In the fourth quarter of 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory, effective January 1, 2005. The change reduced the number of pools and combined inventory items with similarities into three pools consistent with our significant product lines. The accounting change is also in line with the Company’s Integris integration plan and the January 1, 2006 merger of its U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. Management believes that the change in application of the LIFO method of valuing inventory is preferable because it results in a better matching of current costs with current revenues. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively from January 1, 2005. As required by SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” reported results for the first three quarters of fiscal 2005 will be restated to reflect the effect as of January 1, 2005. In addition, pro forma amounts prior to January 1, 2005 cannot be reasonably estimated and have not been disclosed.

Cost of material sold after the change in application of the LIFO inventory costing method was $9.6 million higher in 2005 than it would have been under the previous LIFO method. The impact of the change on net income for the year ended December 31, 2005 was an after-tax charge of $5.8 million, or $0.22 per share. The effect of the change was to decrease net income $0.2 million in the first quarter of 2005, $1.9 million in the second and third quarters of 2005 and $1.8 million in the fourth quarter of 2005. The effect of the change was to decrease diluted earnings per share $0.08 in the second and third quarters and $0.07 in the fourth quarter of 2005.

During 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $13.1 million and increased net income by approximately $7.9 million or $0.30 per diluted share.

Note 4:    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2005	2004
Credit Facility	$452.1	$101.0
9 1/8% Notes due July 15, 2006	100.1	100.2
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	877.2	526.2
Less:
Short-term credit facility borrowings	252.1	—
9 1/8% Notes due within one year	100.1	—

Total long-term debt	$525.0	$526.2

Credit Facility

On January 4, 2005, the Company entered into an amendment and restatement of its existing $525 million revolving credit facility, and Integris Metals’ existing $350 million revolving credit facility, resulting in a new 5-year, $1.1 billion revolving credit facility (the “Credit Facility”). The amount of the Credit Facility may be increased by up to $200 million under certain circumstances.

Proceeds from the initial disbursement of $750 million under the Credit Facility were used (1) to finance the January 4, 2005 acquisition of Integris Metals, Inc., (2) to repay amounts outstanding under the pre-amended credit facilities and (3) for general corporate purposes. At January 4, 2005, the Company had $750 million outstanding funded borrowing, $28 million of letters of credit issued and $300 million available under the $1.1 billion revolving credit agreement. The Company paid $10.1 million in 2005 for fees associated with the amended revolving credit facility, which will be amortized over the term of the amended facility.

At December 31, 2005, the Company had $452 million outstanding funded borrowing under its revolving credit agreement, $31 million of letters of credit issued under the credit facility and $575 million available under the $1.1 billion revolving credit agreement, compared to $373 million available on December 31, 2004 under the then-existing $525 million credit facility. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.4 percent and 5.2 percent at December 31, 2005 and 2004, respectively.

On December 20, 2005, the Company entered into an amendment effective January 1, 2006 (the “Amendment No. 1”) to the Credit Facility. The amendment extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders right to request the pledge of the stock of certain of the Company’s subsidiaries; and provided further flexibility in the covenants and restrictions under the Credit Facility discussed below.

Amounts outstanding under the Credit Facility as amended bear interest, at the Company’s option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.00% and 0.75% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

In addition to paying interest on outstanding principal, the Company (and certain of its subsidiaries that also are permitted to borrow under the facility) is required to pay a commitment fee of up to 0.375% of the daily average unused portion of the committed loans under the Credit Facility as amended (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

In addition to funded borrowings under the Credit Facility, the transaction documents also provide collateral for certain letters of credit that the Company may obtain thereunder and for certain derivative obligations that are identified by the Company from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9 1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 and its 8 1/4% Senior Notes due 2011 (collectively, with the 2006 Notes, the “Bonds”)). Stock repurchases, dividends and, with respect to the Bonds if not made from the proceeds of new debt or equity, prepayments/repurchases of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and is limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $5 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Credit Facility also contains covenants that, among other things, limit the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, take or pay contracts, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company.

If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

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

$100 Million 9 1/8% Notes due 2006

At December 31, 2005, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 (the “2006 Notes”) remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At December 31, 2005, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require the Company to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Inc. and Ryerson Procurement Corporation to The Bank of New York Trust Company, N.A., as Trustee, for the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

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

The 2024 Notes are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. Article 15 of the Indenture dated as of November 10, 2004 by and among the Company and Ryerson Procurement Corporation to The Bank of New York Trust Company, N.A. as Trustee, for the 2024 Notes (the “2024 Notes Indenture”) provides for the conversion terms. The 2024 Notes Indenture provides that the conversion price will be adjusted downward (resulting in more shares of common stock being issued) if the Company (1) issues shares of common stock as a dividend or distribution on outstanding shares of common stock or effects a share split of its common stock, (2) issues to its holders of common stock short-term rights or warrants to subscribe for or purchase shares of common stock at a price per share less than current market value (subject to readjustment to the extent that such rights or warrants are not exercised prior to their expiration), (3) distributes shares of capital stock, evidences of indebtedness or other assets or property to its common stockholders, (4) makes any cash dividend or distribution to common stockholders in excess of $0.05 per share during any fiscal quarter or (5) makes a payment in respect of a tender offer or exchange offer for common stock at a price per share in excess of the then-current market price. Conversely, the conversion price will be adjusted upward to reflect any reverse stock split or share combination involving the common stock. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder.

$150 Million 8 1/4% Senior Notes due 2011

At December 31, 2005, $150 million of the Company’s 8 1/4% Senior Notes due 2011 (the “2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011. The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. At December 31, 2005, the 2011 Notes did not have an investment grade rating.

Note 5:    Capital Stock and Accumulated Other Comprehensive Income

On December 31, 2005, 11,872,455 shares of common stock were reserved for issuance upon conversion of the Company’s $175 million of outstanding 3.50% Convertible Senior Notes due 2024, 3,927,401 shares of common stock remained reserved for issuance under the Company’s various stock plans and 79,968 shares were reserved for issuance upon conversion of shares of preferred stock.

The Series A $2.40 Cumulative Convertible Preferred Stock, $1.00 par value per share (“Series A Preferred Stock”), is convertible into common stock at the rate of one share of common stock for each share of Series A Preferred Stock and is redeemable, at the Company’s option, at $44 per share plus any accrued and unpaid dividends. Each such share is entitled to one vote and generally votes together with holders of common stocks as one class. Dividends are paid quarterly and totaled $0.2 million in 2005, 2004 and 2003, respectively.

The following table details changes in capital accounts (in millions, except shares in thousands):

								Accumulated Other Comprehensive Income
	Common Stock		Treasury Stock		Preferred Stock Series A		Capital in Excess of Par Value	Foreign Currency Translation	Minimum Pension Liability
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars
								(restated)(1)
Balance at January 1, 2003	50,556	$50.6	(25,742)	$(752.5)	80	$0.1	861.7	$(2.3)	$(91.8)
Acquisition of treasury stock	—	—	(2)	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	14	0.5	—	—	(0.5)	—	—
Foreign currency translation	—	—	—	—	—	—	—	4.7	—
Minimum pension liability (net of tax benefit of $5.1)	—	—	—	—	—	—	—	—	(8.5)

Balance at December 31, 2003	50,556	50.6	(25,730)	(752.0)	80	0.1	861.2	2.4	(100.3)
Acquisition of treasury stock	—	—	(3)	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	194	5.8	—	—	(3.7)	—	—
Foreign currency translation	—	—	—	—	—	—	—	4.4	—
Minimum pension liability (net of tax benefit of $2.8)	—	—	—	—	—	—	—	—	(4.3)

Balance at December 31, 2004	50,556	50.6	(25,539)	(746.2)	80	0.1	857.5	6.8	(104.6)
Acquisition of treasury stock	—	—	(3)	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	553	17.2	—	—	(10.5)	—	—
Foreign currency translation	—	—	—	—	—	—	—	3.6	—
Minimum pension liability (net of tax provision of $2.9)	—	—	—	—	—	—	—	—	5.7

Balance at December 31, 2005	50,556	$50.6	(24,989)	$(729.0)	80	$0.1	$847.0	$10.4	$(98.9)

(1)	Foreign currency translation amounts at January 1, 2003, December 31, 2003 and December 31, 2004 and for the two years ended December 31, 2004, have been restated to reflect the impact of the correction of nickel surcharges in Canada (see Note 2).

Note 6:     Stock-Based Compensation

Company Plans

The 2002 Incentive Stock Plan, approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans, to officers and other key employees. As of December 31, 2005, a total of 1,074,940 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the date of grant. Generally, options become exercisable over a three-year period with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant. The following summarizes the status of options under the plans for the periods indicated:

	Number of Shares	Option Exercise Price or Range Per Share	Weighted Average Exercise Price
Options (granted and unexercised) at December 31, 2002 (2,008,396 exercisable)	2,828,003	$8.88–48.44	$18.67
Granted	1,127,000	6.63	6.63
Exercised	—	—	—
Forfeited	(181,836)	6.63–41.55	23.97
Expired	(38,550)	26.13–35.16	34.61

Options (granted and unexercised) at December 31, 2003 (2,326,937 exercisable)	3,734,617	6.63–48.44	14.61
Granted	5,000	10.93	10.93
Exercised	(143,115)	8.88–12.08	8.97
Forfeited	(27,840)	8.88–41.55	30.04
Expired	(71,740)	30.88–48.44	41.31

Options (granted and unexercised) at December 31, 2004 (2,759,442 exercisable)	3,496,922	6.63-38.35	14.17
Exercised	(471,038)	6.63–23.05	8.13
Forfeited	(210,614)	6.63–38.35	23.41
Expired	(51,375)	28.50–38.35	37.37

Options (granted and unexercised) at December 31, 2005 (2,421,635 exercisable)	2,763,895	$6.63–33.22	$14.06

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$24.69 to 33.22	189,368	1/2 year	$32.84	189,368	$32.84
23.05	125,725	1 year	23.05	125,725	23.05
21.93 to 24.18	201,300	2 years	21.96	201,300	21.96
16.03 to 24.81	380,500	3 years	16.79	380,500	16.79
19.56	373,600	4 years	19.56	373,600	19.56
12.13	5,500	5 years	12.13	5,500	12.13
8.88	707,000	5 years	8.88	707,000	8.88
12.08	15,700	6 years	12.08	15,700	12.08
6.63	760,202	7 years	6.63	421,292	6.63
10.93	5,000	8 years	10.93	1,650	10.93

Stock appreciation rights (“SARs”) may also be granted with respect to shares subject to outstanding options. No SAR has been granted since 1998 under the Company incentive stock plans. SAR compensation expense recorded by the Company was not material for any of the last three years.

The 2002 Plan also provides, as did the 1999 and 1995 Plans, for the granting of restricted stock and performance awards to officers and other key employees. During 2005, 740,000 shares were reserved for issuance under a performance award to executive officers with a four-year performance period. 1,581 performance shares were forfeited in 2005. Also in 2005, 71,540 shares of restricted stock were awarded, no shares vested, while 1,500 shares were forfeited. During 2004, 265,400 shares were reserved for issuance under a performance award to executive officers with a four-year performance period. No performance shares were forfeited in 2004. Also in 2004, no shares of restricted stock were issued, no shares vested, while 1,000 shares were forfeited. During 2003, no performance awards were granted and none were forfeited. Also during 2003, no shares of restricted stock were issued, 12,495 shares of previously granted restricted stock vested, while 2,000 shares were forfeited.

At December 31, 2005, there were 86,040 shares of restricted stock awarded, but not vested, and no shares from performance awards earned, but not issued. At December 31, 2004, there were 16,000 shares of restricted stock issued, but not vested, and no shares from performance awards earned, but not issued.

Directors’ Compensation Plan

Under our Directors’ Compensation Plan, our non-employee directors receive an annual base fee of $120,000 consisting of $60,000 in stock and $60,000 in cash. The non-employee directors can choose to receive all or any part of the $60,000 cash portion in whole shares of our common stock. We also pay non-employee directors $1,500 for attending a special Board meeting and $1,500 for attending a special committee meeting that is not held in connection with a regular or special Board meeting. The Chairs of the Compensation Committee and of the Nominating and Governance Committee receive an additional annual fee of $6,000; the Audit Committee Chair receives an additional fee of $10,000 per year. No fees are paid for membership on the Executive Committee. Non-employee directors are reimbursed for actual expenses incurred for attending meetings. The Chairman of the Board is not paid any of these base fees or special fees and receives no extra pay for serving as a director.

We pay the cash portion of the annual fee quarterly, prorating the quarterly payment if a director serves for part of a quarter. We pay the stock portion as restricted stock issued at the beginning of the director’s term, with a prorata portion of those shares vesting at the end of each calendar quarter. The non-employee directors receive the same cash dividends on the restricted stock as do stockholders of our common stock. If a director leaves the Board early, he or she forfeits any shares that are still restricted and have not yet vested.

The non-employee directors can choose to defer payment of all or any portion of their fees into Ryerson stock equivalents with dividend equivalents or into a deferred cash account that earns interest at the prime rate in effect at JPMorgan Chase & Co. (or its successor). We pay the deferred amounts in from one to ten installments after the director leaves the Board.

Prior to the 2004-2005 director term, we paid a portion of the annual base fee in stock options awarded to each non-employee director.

Each annual stock option has a value determined by the Nominating and Governance Committee of the Board of Directors, historically set at $20,000 (based on the Black-Scholes option pricing model), and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Individuals who became non-employee directors other than at an annual meeting were at the time of their election or appointment as a non-employee director awarded stock options for shares having a value prorated to reflect a partial year’s service. The options awarded under the Directors’ Compensation Plan were not exercisable prior to the day after the six-month anniversary of the grant date and expire no later than 10 years after the date of grant. A total of 88,565 shares of the Company’s common stock are available for grant under the Directors’ Compensation Plan.

On January 28, 2004, one newly elected director was granted an option award for 800 shares at an option price of $10.93 per share. The award was prorated to reflect the director’s partial year of service during the 2003-04 director term. All of the options granted in 2004 have vested. During 2005, none of the 2004 options awarded were exercised.

On April 16, 2003, seven directors were granted options for a total of 35,700 shares at an option price of $6.43 per share. All of the options granted in 2003 have vested. During 2005 and 2004, options for 5,100 and 10,200 shares were exercised, respectively.

On May 8, 2002, seven directors were granted options for a total of 30,170 shares at an option price of $11.21 per share. All of the options granted in 2002 have vested. During 2004, options for 8,620 shares were exercised. On April 18, 2001, seven directors were granted options for a total of 31,990 shares at an option price of $10.48 per share. All of the options granted in 2001 have vested. During 2004, options for 9,140 shares were exercised. On April 27, 2000, seven directors were granted a total of 26,180 shares at an option price of $12.13. All of the options granted in 2000 have vested. During 2004, options for 7,480 shares were exercised.

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

Derivatives

The Company has pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps had an asset value of approximately $1.1 million at December 31, 2005. The Company currently does not account for these interest rate swaps as hedges but rather marks these swaps to market with a corresponding offset to current earnings.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $4.0 million outstanding at December 31, 2005, and a liability value of $44 thousand. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of December 31, 2005 and 2004, there were no significant outstanding metals commodity futures or options contracts.

Cash and Cash Equivalents

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Long-Term Debt

The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $931 million at December 31, 2005 and $542 million at December 31, 2004, as compared with the carrying value of $877 million and $526 million at year-end 2005 and 2004, respectively.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For 2005, 2004 and 2003, expense recognized for such defined contribution plan was $8.9 million, $6.6 million and $3.6 million, respectively.

As part of the acquisition of Integris Metals on January 4, 2005, the Company assumed various defined benefit pension plan obligations and assets and post-retirement benefit obligations other than pensions for certain Integris Metals employees in both the U.S. and Canada. During the third quarter of 2005, the Company adopted a change to freeze the benefits accrued under the Integris Non-Union Pension Plan, a defined benefit pension plan, for certain salaried and wage employees of Integris Metals as of December 31, 2005, and instituted a defined contribution plan effective January 1, 2006. As a result of this action, the Company recognized a pension curtailment gain of $21.0 million in the third quarter of 2005 in accordance with FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $13.3 million at December 31, 2005 and $4.8 million at December 31, 2004.

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a September 30 measurement date to determine the pension and other postretirement benefit information. A discount rate of 5.75% was used to calculate the net periodic benefit cost for Integris Metals’ U.S. pension plans as of January 4, 2005, the date of the acquisition. The assumptions used to determine the information below related to Pension Benefits for U.S. plans were as follows:

	2005	2004	2003
Discount rate for calculating obligations	5.70%	6.00%	6.25%
Discount rate for calculating net periodic benefit cost	6.00	6.25	6.75
Expected rate of return on plan assets	8.75	8.75	8.75
Rate of compensation increase	4.00	4.00	4.00

The expected rate of return on U.S. plan assets is 8.75% for 2006.

The assumptions used to determine the information below related to Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	2005	2004	2003
Discount rate for calculating obligations	5.55%	5.75%	6.00%
Discount rate for calculating net periodic benefit cost	5.75	6.00	6.75
Rate of compensation increase	4.00	4.00	4.00

The assumptions used to determine the information below related to Pension Benefits for Canadian plans were as follows:

2005
Discount rate for calculating obligations	5.25%
Discount rate for calculating net periodic benefit cost	5.75
Expected rate of return on plan assets	7.00
Rate of compensation increase	3.50

The expected rate of return on Canadian plan assets is 7.00% for 2006.

The assumptions used to determine the information below related to Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

2005
Discount rate for calculating obligations	5.25%
Discount rate for calculating net periodic benefit cost	5.75
Rate of compensation increase	3.50

	Year ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$443	$417	$182	$180
Service cost	8	3	4	3
Interest cost	38	25	13	10
Plan amendments	—	1	(16)	—
Actuarial loss	24	24	(5)	(1)
Special termination benefits	2	—	1	—
Company restructuring	1	2	—	2
Curtailment	(21)	—	—	—
Acquisition	216	—	60	—
Effect of changes in exchange rates	2	—	—	—
Benefits paid	(36)	(29)	(13)	(12)

Benefit obligation at end of year	$677	$443	$226	$182

Accumulated benefit obligation at end of year	$668	$442	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$348	$315	$—	$—
Actual return on plan assets	63	40	—	—
Acquisition	161	—	—	—
Employer contributions	10	22	13	12
Effect of changes in exchange rates	1	—	—	—
Benefits paid (net of participant contributions)	(36)	(29)	(13)	(12)

Plan assets at fair value at end of year	$547	$348	—	—

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded status	$(130)	$(95)	$(226)	$(182)
Unrecognized net (gain)/loss	166	173	49	56
Unrecognized prior service cost	8	9	(40)	(28)

Prepaid (accrued) benefit cost at September 30	44	87	(217)	(154)
Change in account, October-December	—	—	4	4

Net amount recognized at December 31	$44	$87	$(213)	$(150)

Amounts recognized in statement of financial position consist of:
Prepaid (accrued) benefit cost	$—	$—	$(217)	$(154)
Accrued benefit liability	(127)	(94)	—	—
Intangible asset	8	9	—	—
Accumulated other comprehensive income	163	172	—	—
Change in account, October-December	—	—	4	4

Net amount recognized	$44	$87	$(213)	$(150)

Canadian benefit obligations represented $47 million and zero of the Company’s total Pension Benefits obligations at September 30, 2005 and 2004, respectively. Canadian plan assets represented $47 million and zero of the Company’s total plan assets at fair value at September 30, 2005 and 2004, respectively. In addition, Canadian benefit obligations represented $14 million and zero of the Company’s total Other Benefits obligation at September 30, 2005 and 2004, respectively.

For measurement purposes for U.S. plans at September 30, 2005, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent for participants less than 65 years old and 12 percent for participants greater than 65 years old in 2005, grading down to 5 percent in 2012, the level at which it is expected to remain. For measurement purposes for Canadian plans at September 30, 2005, the annual rate of increase in the per capita cost of covered health care benefits was 9% in 2005, grading down to 5% in 2009, the level at which it is expected to remain. For measurement purposes at September 30, 2004, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent in 2004, grading down to 5 percent in 2011, the level at which it was expected to remain. For measurement purposes at September 30, 2003, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent in 2003, grading down to 5 percent in 2009, the level at which it was expected to remain.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(In millions)
Components of net periodic benefit cost
Service cost	$8	$3	$3	$4	$3	$3
Interest cost	38	25	25	13	10	11
Expected return on assets	(42)	(30)	(28)	—	—	—
Amortization of prior service cost	1	2	1	3	(4)	(2)
Recognized actuarial (gain)/loss	12	8	3	(4)	2	1

Net periodic benefit cost	$17	$8	$4	$16	$11	$13

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent in 2005, grading down to 5 percent in 2011. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

	1% increase	1% decrease
Effect on service cost plus interest cost	$0.9	$(0.5)
Effect on postretirement benefit obligation	6.7	(6.7)

Additional Information

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In Millions)
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	$(5.7)	$4.3	N/A	N/A

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 7.00% to 8.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

	Trust Assets at September 30
	2005	2004
Equity securities	69.3%	72.3%
Debt securities	19.2	17.3
Real Estate	7.3	5.8
Other	4.2	4.6

Total	100.0%	100.0%

The Compensation Committee of the Board of Directors has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of the September 30, 2005 and 2004 measurement dates were as follows:

	Range	Target
Equity securities	30-85%	75%
Debt securities	5-50	10
Real Estate	0-15	10
Other	0-15	5

Total		100%

Equity securities include Ryerson common stock in the amounts of $2.8 million (0.6 percent of total plan assets) and $2.2 million (0.6 percent of total plan assets) at September 30, 2005 and 2004, respectively.

Contributions

The Company has no required ERISA contributions for 2006, but may elect to make a voluntary contribution to improve the funded ratio of the plan. At December 31, 2005, the Company does not have an estimate of such potential contribution in 2006.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(in millions)
2006	$39.6	$15.9
2007	38.7	16.2
2008	39.2	16.4
2009	40.0	16.8
2010	41.1	17.2
2011-2015	223.0	88.9

Note 10:    Restructuring Charge

The following summarizes restructuring accrual activity for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Employee related costs	Tenancy and other costs	Total restructuring costs
Balance at December 31, 2002	$1.9	$5.1	$7.0
Restructuring charges	5.3	0.9	6.2
Cash payments	(2.4)	(1.7)	(4.1)
Non-cash adjustments	(2.3)	—	(2.3)
Reclassifications	0.5	(0.5)	—

Balance at December 31, 2003	3.0	3.8	6.8
Restructuring charges	3.6	—	3.6
Cash payments	(2.0)	(1.5)	(3.5)
Non-cash adjustments	(3.4)	—	(3.4)
Reclassifications	(0.2)	0.2	—

Balance at December 31, 2004	1.0	2.5	3.5
Restructuring charges	4.0	—	4.0
Cash payments	(2.3)	(0.8)	(3.1)
Non-cash adjustments	(1.4)	—	(1.4)
Reclassifications	(0.1)	0.1	—

Balance at December 31, 2005	$1.2	$1.8	$3.0

2005

In 2005, the Company recorded a charge of $4.0 million due to workforce reductions resulting from the integration of Integris Metals with the Company. The charge consists of costs for employees that were employed by the Company prior to the acquisition, including severance for 33 employees and other future cash outlays totaling $2.6 million and non-cash costs totaling $1.4 million for pensions and other post-retirement benefits. The December 31, 2005, accrual balance of $1.2 million will be paid through mid-2007. The Company expects to record additional restructuring charges of $7 million to $11 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues in 2006.

2004

The 2004 restructuring and plant closure costs totaled $3.6 million for facility consolidations and workforce reductions. The charge consisted of employee-related costs. The restructuring actions associated with the charge have been completed. During 2005, the Company completed the utilization of the reserve.

2003

In 2003, the Company recorded a charge of $5.3 million as a result of facility consolidations and workforce reductions. The charge consisted of employee-related costs. The Company also recorded a $0.9 million charge for additional rent at a facility that was closed in the 2000 restructuring. The restructuring actions associated with the 2003 charges have been completed. During 2005, the Company completed the utilization of the $5.3 million reserve.

2000

During 2000, the Company recorded a restructuring charge of $23.3 million. In 2003, the Company recorded an additional $0.9 charge for future lease payments for a facility closed in the 2000 restructuring. During 2005, the Company utilized $0.5 million of the restructuring accrual. The December 31, 2005 accrual balance of $1.8 million is related to tenancy costs that will be paid through 2008.

Note 11:    Income Taxes

The elements of the provisions for income taxes related to continuing operations for each of the three years indicated below were as follows (in millions):

	Year ended December 31
	2005	2004	2003
		(restated)	(restated)
Income before income tax—continuing operations:
Federal	$141.5	$64.4	$(19.8)
Foreign	19.1	11.6	4.5

	$160.6	$76.0	$(15.3)

Current income taxes:
Federal	$24.0	$54.6	$—
Foreign	6.4	3.2	1.3
State	6.9	(0.9)	(0.5)

	37.3	56.9	0.8
Deferred income taxes	25.2	(29.9)	(2.5)

Total tax expense (benefit)	$62.5	$27.0	$(1.7)

Income taxes on continuing operations differ from the amounts computed by applying the federal tax rate as follows (in millions):

	Year ended December 31
	2005	2004	2003
		(restated)	(restated)
Federal income tax expense computed at statutory tax rate of 35%	$56.2	$26.6	$(5.4)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	6.9	(0.6)	(2.5)
Non-deductible expenses	(0.7)	1.4	0.7
Foreign income not includable in federal taxable income	(1.3)	(0.9)	(0.3)
Canadian taxes	0.9	—	—
Valuation allowance	—	(1.9)	4.5
All other, net	0.5	2.4	1.3

Total income tax provision (benefit)	$62.5	$27.0	$(1.7)

The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows (in millions):

	December 31
	2005	2004
		(restated)
Deferred tax assets:
AMT tax credit carryforwards	$53	$81
FASB Statement No. 106 impact (post-retirement benefits other than pensions)	80	57
General business credit carryforwards	—	1
State net operating loss carryforwards	10	12
Bad debt allowances	7	4
Pension liability	49	36
Goodwill and other intangibles	2	7
Other deductible temporary differences	18	15
Less valuation allowances	(1)	(1)

	$218	$212

Deferred tax liabilities:
Fixed asset basis difference	71	40
Inventory basis difference	17	7

	88	47

Net deferred tax asset	$130	$165

The Company had available at December 31, 2005, federal AMT credit carryforwards of approximately $53 million, which may be used indefinitely to reduce regular federal income taxes. The Company believes that it is more likely than not that all of its federal tax credits and carryforwards will be realized.

At December 31, 2005, the deferred tax asset related to the Company’s post-retirement benefits other than pensions (SFAS No. 106) was $80 million. At December 31, 2005, the Company also had a deferred tax asset related to the Company’s pension liability of $49 million. To the extent that future annual charges under FASB Statement No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period for that loss. Because of the long period that is available to realize these future tax benefits and the long-term nature of the related liabilities, these items are treated as having an indefinite reversal period and a valuation allowance for this deferred tax asset is not considered necessary.

The Company had $10 million of state NOL carryforwards available at December 31, 2005. The deferred tax asset for state NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversal of existing temporary differences, tax planning strategies, and, most importantly, on projections of future taxable income. A valuation allowance has been provided to the extent that the Company does not expect to be able to utilize all of the specific NOLs prior to their expiration in 2006-2025.

At December 31, 2005 the Company had approximately $28 million of undistributed foreign earnings. The Company has not recognized any U.S. tax expense on $24 million of these earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company has recognized U.S. tax expense on $4 million of these undistributed earnings that were included in the Company’s prior year U.S. taxable income under the U.S. Subpart F income rules.

Note 12:    Goodwill

The carrying amount of goodwill at December 31, 2005 is as follows (in millions):

Carrying Amount
Balance at December 31, 2004	$—
Goodwill acquired during the period	64.8

Balance at December 31, 2005	$64.8

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed at least annually for impairment using a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 142. As of November 1, 2005, the date of the Company’s annual impairment testing, the Company identified two reporting units.

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill exists as of November 1, 2005. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of November 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

Note 13:    Intangible Assets

The following summarizes the components of intangible assets at December 31, 2005 (in millions):

Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13.8	$3.8
Trademarks	0.9	0.1

Total	$14.7	$3.9

The weighted-average amortization period is 4.67 years in total, 3.67 years for customer relationships and 20 years for trademarks. The above intangible assets were acquired as part of the acquisition of Integris Metals on January 4, 2005.

Aggregate Amortization expense
For the twelve months ended December 31, 2005 (in millions)	$3.9

Estimated Amortization expense
(In millions)
For the year ended 12/31/06	$3.9
For the year ended 12/31/07	3.9
For the year ended 12/31/08	2.3
For the year ended 12/31/09	0.1
For the year ended 12/31/10	0.1
For the years ended thereafter	0.5

Note 14:    Earnings Per Share

	Year Ended December 31
	2005	2004	2003
		(restated)	(restated)
	(In millions, except per share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$98.1	$49.0	$(13.6)
Less preferred stock dividends	0.2	0.2	0.2

Income (loss) from continuing operations available to common stockholders	97.9	48.8	(13.8)
Gain on sale of discontinued operations	—	7.0	—

Net income (loss) available to common stockholders	$97.9	$55.8	$(13.8)

Average shares of common stock outstanding	25.2	24.9	24.8

Basic earnings (loss) per share
From continuing operations	$3.88	$1.96	$(0.56)
Gain (loss) on sale of discontinued operations	—	0.28	—

Basic earnings (loss) per share	$3.88	$2.24	$(0.56)

Diluted earnings (loss) per share
Income (loss) from continuing operations available to common stockholders	$97.9	$48.8	$(13.8)
Gain on sale of discontinued operations	—	7.0	—
Effect of convertible preferred stock	0.2	0.1	—

Net income (loss) available to common stockholders and assumed conversions	$98.1	$55.9	$(13.8)

Average shares of common stock outstanding	25.2	24.9	24.8
Dilutive effect of stock options	0.6	0.6	—
Stock-based compensation	0.1	0.1	—
Convertible securities	0.1	0.1	—

Shares outstanding for diluted earnings per share calculation	26.0	25.7	24.8

Diluted earnings (loss) per share
From continuing operations	$3.78	$1.91	$(0.56)
Gain on sale of discontinued operations	—	0.27	—

Diluted earnings (loss) per share	$3.78	$2.18	$(0.56)

In 2005, options to purchase 544,483 shares of common stock at prices ranging from $21.93 to $33.22 per share were outstanding, but were not included in the computation of diluted earnings per share (EPS) because the options’ exercise price was higher than the average market price of the common shares.

In 2004, options to purchase 1,558,867 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was higher than the average market price of the common shares.

In 2003, options to purchase 3,871,747 shares of common stock at prices ranging from $6.43 to $48.44 per share were outstanding, but were not included in the computation of diluted EPS because to do so would be antidilutive.

Upon conversion of the Company’s 3.50% Convertible Senior Notes due 2024 (2024 Notes), the holder of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the

2024 Notes are convertible), and common stock in respect of the remainder. During 2005 and 2004, the Company’s average share price has not exceeded the conversion price ($21.37 per share) of the 2024 Notes, therefore the conversion value was less than the principal amount of the 2024 Notes. Under the net share settlement method and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS. Therefore, the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under the 2024 Notes because those potential shares are not dilutive. The maximum number of shares the Company may issue with respect to the 2024 Notes is 11,872,455.

Note 15:    Restricted Cash

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded income of $0.6 million in the second quarter, as its allocable share of the gain on sale. The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the Consolidated Balance Sheet. The restricted cash balance has earned interest totaling $0.1 million as of December 31, 2005. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At December 31, 2005, these payments totaled $0.8 million.

Note 16:    Revenue by Product

The Company derives substantially all of its revenues from the distribution of metals. The Company has two operating segments, General Line and Coil Processing. Due to similar economic characteristics, products and services, types of customers, distribution methods, and regulatory environment, the operating segments have been aggregated into a single reporting segment.

The following table shows the Company’s percentage of sales revenue by major product lines for 2005, 2004 and 2003:

	Percentage of Sales Revenues
Product Line	2005	2004	2003
Stainless and aluminum	50%	31%	34%
Carbon flat rolled	26	39	37
Bars, tubing and structurals	10	13	13
Fabrication and carbon plate	9	14	13
Other	5	3	3

Total	100%	100%	100%

No customer accounted for more than 10% of Company sales in 2005 and the top ten customers accounted for approximately 14 percent of its sales in 2005. Substantially all of the Company’s revenues are attributable to its U.S. operations and substantially all of its long-lived assets are located in the United States. The only operations attributed to a foreign country relate to the Company’s subsidiaries in Canada, which comprised 8 percent, 3 percent and 3 percent of the Company’s revenue in 2005, 2004 and 2003, respectively, Canadian assets were 9 percent, 3 percent and 3 percent of consolidated assets at December 31, 2005, 2004 and 2003, respectively.

Note 17:    Commitments and Contingencies

ISC/Ispat Transaction

In 1998, Ryerson (together with its subsidiaries, the “Company”) sold its steel manufacturing segment (“ISC”) to Ispat International N.V. and certain of its affiliates (“Ispat”) pursuant to an agreement of sale and merger (the “ISC/Ispat Merger Agreement”). Pursuant to that Agreement, the Company agreed to indemnify Ispat up to $90 million for losses incurred in connection with breaches of representations and warranties contained in the agreement and for expenditures and losses incurred relating to certain environmental liabilities. Ispat was required to make all such indemnification claims prior to March 31, 2000, other than claims related to tax matters, certain organizational matters and environmental matters.

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

Other Matters

The Company is currently a defendant in antitrust litigation. The Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the Company’s summary judgment motion and those of the other defendants on all claims. On September 15, 2005, the U. S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows.

Lease Obligations & Other

The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $97.9 million, including approximately $25.3 million in 2006, $20.2 million in 2007, $16.0 million in 2008, $10.2 million in 2009, $7.4 million in 2010 and $18.8 million thereafter.

Rental expense under operating leases totaled $30.7 million in 2005, $16.2 million in 2004 and $16.4 million in 2003.

To fulfill contractual requirements for certain customers in 2005, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated $95.4 million at December 31, 2005.

There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction and the antitrust litigation. The amount of liability, if any, for those claims and actions at December 31, 2005 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 18:    Acquisitions

Integris Metals, Inc.

On January 4, 2005, Ryerson acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. The Company has also incurred fees of $1.2 million in connection with the acquisition. Integris Metals was the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. The Company paid for the acquisition with funds borrowed under the Company’s new credit facility.

On June 23, 2005, the Board of Directors of the Company approved a preliminary plan of facility consolidations and organizational restructuring resulting from the Company’s acquisition of Integris Metals. As of December 31, 2005, the Company has recorded a $7.2 million liability for exit costs assumed in the acquisition of Integris Metals. The liability consists of future cash outlays for Integris Metals employee-related costs, including severance and employee relocation costs, totaling $5.7 million, future cash outlays for tenancy and other costs totaling $0.5 million and non-cash costs of $1.0 million for pensions and other post-retirement benefits. During 2005, the Company made cash payments of $3.8 million for these employee-related and tenancy and other costs and utilized the $1.0 million reserve for pensions and other post-retirement benefits. The December 31, 2005 accrual balance of $2.4 million will be paid through mid 2007.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005 (in millions):

	At January 4, 2005
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	401.8
Other current assets	13.7
Property, plant and equipment	176.5
Intangible assets	14.7
Goodwill	64.8
Other assets	13.9

Total assets acquired		928.0

Current liabilities	(158.5)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(124.3)

Total liabilities assumed		(516.8)

Net assets acquired		$411.2

The financial statements of the Company presented in this report include the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and pro forma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma results are presented for the year ended December 31, 2005. Goodwill recorded in connection with the Integris Metals acquisition is not deductible for income tax purposes.

J&F Steel, LLC

On July 30, 2004, the Company completed its acquisition of 100% of the equity interests in J & F Steel, LLC (“J&F”), in which the Company invested a total of approximately $59.1 million, by paying $41.4 million in cash, net of $4.2 million of cash acquired, and assuming $13.5 million of debt. During the third quarter of 2004, the Company redeemed the $13.5 million of outstanding debt. The acquisition has been accounted for by the purchase method of accounting, and the purchase price has been allocated to assets acquired and liabilities assumed. The Company funded the transaction by drawing on its revolving credit facility. The results of J&F are included in the Company’s financial statements from the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed for J&F at July 30, 2004 (in millions):

	At July 30, 2004
Cash and cash equivalents	$4.2
Accounts receivable	23.7
Inventories	34.3
Property, plant and equipment	18.6
Other assets	0.5

Total assets acquired		81.3
Current liabilities	(22.2)
Long-term debt	(13.5)

Total liabilities assumed		(35.7)

Net assets acquired		$45.6

The following table compares the year ended December 31, 2005 reported results to the unaudited 2004 pro forma results of the Company which reflect the Company’s acquisitions of Integris Metals and J&F, which was acquired on July 30, 2004, the terms of its amended and restated credit agreement dated January 4, 2005 and its issuances of $175 million Convertible Senior Notes due 2024 and of $150 million of Senior Notes due 2011, as if all such events had occurred at January 1, 2004 (in millions, except per share data):

	Year Ended December 31,
	2005	2004 Pro forma
		(restated)
Net sales	$5,780.5	$5,409.0
Income from continuing operations	98.1	94.6

Net income	98.1	101.6

Income from continuing operations per share:
Basic	$3.88	$3.79

Diluted	$3.78	$3.68

Net income per share:
Basic	$3.88	$4.07

Diluted	$3.78	$3.95

Note 19:    Condensed Consolidating Financial Statements

In November 2004, the Company issued 3.50% Convertible Notes due 2024 that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued 8 1/4% Senior Notes due 2011 that are fully and unconditionally guaranteed by Ryerson Procurement Corporation as well. The following condensed consolidating financial information as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,400.3	$5,870.1	$(3,489.9)	$5,780.5
Cost of materials sold	—	3,363.5	5,019.9	(3,489.9)	4,893.5

Gross profit	—	36.8	850.2	—	887.0
Warehousing and delivery	—	—	318.8	—	318.8
Selling, general and administrative expenses	0.6	3.2	355.1	—	358.9
Restructuring and plant closure costs	—	—	4.0	—	4.0
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on the sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.6)	33.6	199.9	—	232.9
Other income and expense, net	0.6	—	3.1	—	3.7
Interest and other expense on debt	(41.4)	—	(34.6)	—	(76.0)
Intercompany transactions:
Interest expense on intercompany loans	(42.7)	(9.0)	(15.2)	66.9	—
Interest income on intercompany loans	4.3	3.5	59.1	(66.9)	—

Income (loss) before income taxes	(79.8)	28.1	212.3	—	160.6
Provision (benefit) for income taxes	(27.0)	11.2	78.3		62.5
Equity in (earnings) loss of subsidiaries	(150.9)	—	(16.9)	167.8	—

Net income	$98.1	$16.9	$150.9	$(167.8)	$98.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$2,704.0	$3,331.2	$(2,733.2)	$3,302.0
Cost of materials sold	—	2,674.8	2,869.2	(2,733.2)	2,810.8

Gross profit	—	29.2	462.0	—	491.2
Warehousing and delivery	—	—	175.2	—	175.2
Selling, general and administrative expenses	0.7	2.8	214.8	—	218.3
Restructuring and plant closure costs	—	—	3.6	—	3.6
Gain on the sale of assets	—	—	(5.6)	—	(5.6)

Operating profit (loss)	(0.7)	26.4	74.0	—	99.7
Other income and expense, net	0.1	—	0.2	—	0.3
Interest and other expense on debt	(14.4)	—	(9.6)	—	(24.0)
Intercompany transactions:
Interest expense on intercompany loans	(23.5)	(6.1)	(25.5)	55.1	—
Interest income on intercompany loans	2.3	4.4	48.4	(55.1)	—

Income (loss) before income taxes	(36.2)	24.7	87.5	—	76.0
Provision (benefit) for income taxes	(15.4)	9.9	32.5		27.0
Equity in (earnings) loss of subsidiaries	(69.8)	—	(14.8)	84.6	—

Income (loss) from continuing operations	49.0	14.8	69.8	(84.6)	49.0
Discontinued operations—Inland Steel Company	7.0	—	—	—	7.0

Net income	$56.0	$14.8	$69.8	$(84.6)	$56.0

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$1,669.4	$2,207.1	$(1,687.1)	$2,189.4
Cost of materials sold	—	1,651.4	1,866.1	(1,687.1)	1,830.4

Gross profit	—	18.0	341.0	—	359.0
Warehousing and delivery	—	—	161.9	—	161.9
Selling, general and administrative expenses	0.7	2.9	183.9	—	187.5
Restructuring and plant closure costs	—	—	6.2	—	6.2

Operating profit (loss)	(0.7)	15.1	(11.0)	—	3.4
Other income and expense, net	0.1	—	—	—	0.1
Interest and other expense on debt	(13.2)	—	(5.6)	—	(18.8)
Intercompany transactions:
Interest expense on intercompany loans	(20.3)	(6.0)	(28.3)	54.6	—
Interest income on intercompany loans	1.4	5.8	47.4	(54.6)	—

Income (loss) before income taxes	(32.7)	14.9	2.5	—	(15.3)
Provision (benefit) for income taxes	(7.8)	5.9	0.2	—	(1.7)
Equity in (earnings) loss of subsidiaries	(11.3)	—	(9.0)	20.3	—

Net income (loss)	$(13.6)	$9.0	$11.3	$(20.3)	$(13.6)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$98.1	$16.9	$150.9	$(167.8)	$98.1

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	39.2	—	39.2
Equity in earnings of subsidiaries	(150.9)	—	(16.9)	167.8	—
Deferred income taxes	31.4	—	(6.2)	—	25.2
Deferred employee benefit cost/funding	(0.2)	—	10.7	—	10.5
Restructuring and plant closure costs	—	—	1.4	—	1.4
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)
Change in:
Receivables	—	—	98.4	—	98.4
Inventories	—	—	177.0	—	177.0
Other assets and income tax receivable	2.6	—	(11.2)	—	(8.6)
Intercompany receivable/payable	(70.1)	(62.4)	132.5	—	—
Accounts payable	(0.1)	(15.8)	(27.7)	—	(43.6)
Accrued liabilities	(38.2)	1.4	(14.1)	—	(50.9)
Other items	2.0	—	0.4		2.4

Net adjustments	(223.5)	(76.8)	355.9	167.8	223.4

Net cash provided by (used in) operating activities	(125.4)	(59.9)	506.8	—	321.5

INVESTING ACTIVITIES:
Acquisitions	(411.2)	—	1.1	—	(410.1)
Capital expenditures	—	—	(32.6)	—	(32.6)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(568.9)	568.9	—
Loan repayment from related companies	—	39.3	4.9	(44.2)	—
Proceeds from sales of assets	—	—	25.3	—	25.3

Net cash provided by (used in) investing activities	(411.2)	39.3	(570.9)	524.7	(418.1)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	290.0	—	1,245.7	—	1,535.7
Repayment of credit facility borrowings	(290.0)	—	(1,147.3)	—	(1,437.3)
Net short-term proceeds/(repayments) under credit facility	20.0	—	232.1	—	252.1
Proceeds from intercompany borrowing	568.9	—	—	(568.9)	—
Repayment of intercompany borrowing	(39.3)	(4.9)	—	44.2	—
Net increase/(decrease) in book overdrafts	—	25.5	(24.3)	—	1.2
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Dividends paid	(5.2)	—	—	—	(5.2)
Proceeds from exercise of common stock options	3.8	—	—	—	3.8

Net cash provided by (used in) financing activities	537.5	20.6	72.2	(524.7)	105.6

Net increase in cash and cash equivalents	0.9	—	8.1	—	9.0
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$1.5	$—	$25.9	$—	$27.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$56.0	$14.8	$69.8	$(84.6)	$56.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	21.1	—	21.1
Equity in earnings of subsidiaries	(69.8)	—	(14.8)	84.6	—
Deferred income taxes	(24.4)	—	(5.5)	—	(29.9)
Deferred employee benefit cost/funding	—	—	(15.3)	—	(15.3)
Restructuring and plant closure costs	—	—	3.4	—	3.4
Gain on the sale of ISC, net of tax	(3.5)	—	—	—	(3.5)
Gain on sale of assets	—	—	(5.6)	—	(5.6)
Change in:
Receivables	0.7	—	(183.4)	—	(182.7)
Inventories	—	—	(131.6)	—	(131.6)
Income tax receivable and other assets	4.9	—	(0.4)	—	4.5
Intercompany receivable/payable	3.6	(93.2)	89.6	—	—
Accounts payable	0.1	39.0	20.4	—	59.5
Accrued liabilities	37.2	1.3	14.1	—	52.6
Other items	1.1	—	0.4	—	1.5

Net adjustments	(50.1)	(52.9)	(207.6)	84.6	(226.0)

Net cash provided by (used in) operating activities	5.9	(38.1)	(137.8)	—	(170.0)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(41.4)	—	(41.4)
Capital expenditures	—	—	(32.6)	—	(32.6)
Investment in joint venture	—	—	(3.5)	—	(3.5)
Investments in non-guarantor subsidiaries	(25.7)	—	—	25.7	—
Loan to joint venture	(0.5)	—	(2.7)	—	(3.2)
Loan repayment from joint venture	—	—	2.0	—	2.0
Loan to related companies	(36.2)	—	—	36.2	—
Loan repayment from related companies	—	3.8	251.4	(255.2)	—
Proceeds from sales of assets	—	—	21.6	—	21.6

Net cash provided by (used in) investing activities	(62.4)	3.8	194.8	(193.3)	(57.1)

FINANCING ACTIVITIES:
Long-term debt issued	325.0	—	—	—	325.0
Redemption of debt assumed in acquisition	—	—	(13.5)	—	(13.5)
Proceeds from credit facility borrowings	—	—	506.0	—	506.0
Repayment of credit facility borrowings	—	—	(551.0)	—	(551.0)
Net short-term repayments under credit facility	—	—	(20.0)	—	(20.0)
Proceeds from intercompany borrowing	—	36.2	—	(36.2)	—
Repayment of intercompany borrowing	(255.2)	—	—	255.2	—
Net increase/(decrease) in book overdrafts	—	(1.9)	0.9	—	(1.0)
Capital contribution from parent	—	—	25.7	(25.7)	—
Credit facility issuance costs	(1.2)	—	—	—	(1.2)
Bond issuance costs	(8.9)	—	—	—	(8.9)
Dividends paid	(5.2)	—	—	—	(5.2)
Stock option exercise	1.6	—	—	—	1.6

Net cash provided by (used in) financing activities	56.1	34.3	(51.9)	193.3	231.8

Net increase (decrease) in cash and cash equivalents	(0.4)	—	5.1	—	4.7
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(13.6)	$9.0	$11.3	$(20.3)	$(13.6)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	$—	$—	$23.9	$—	23.9
Equity in earnings of subsidiaries	(11.3)	—	(9.0)	20.3	—
Deferred income taxes	29.4	—	(31.9)	—	(2.5)
Deferred employee benefit cost/funding	(0.1)	—	(47.1)	—	(47.2)
Restructuring and plant closure costs	—	—	2.3	—	2.3
Change in:
Receivables	(0.2)	—	(29.1)	—	(29.3)
Inventories	—	—	15.2	—	15.2
Income tax receivable and other assets	(1.8)	—	0.8	—	(1.0)
Intercompany receivable/payable	(211.2)	134.0	77.2	—	—
Accounts payable	—	27.6	14.4	—	42.0
Accrued liabilities	(3.1)	0.8	(2.5)	—	(4.8)
Other items	(0.2)	—	2.6		2.4

Net adjustments	(198.5)	162.4	16.8	20.3	1.0

Net cash provided by (used in) operating activities	(212.1)	171.4	28.1	—	(12.6)

INVESTING ACTIVITIES:
Capital expenditures	—	—	(19.4)	—	(19.4)
Investments in and advances to joint ventures, net	—	—	(3.4)	—	(3.4)
Investments in non-guarantor subsidiaries	(132.4)	—	—	132.4	—
Dividend received from subsidiary	130.0	—	—	(130.0)	—
Loan to related companies	—	(3.8)	(216.4)	220.2	—
Loan repayment from related companies	—	—	157.2	(157.2)	—
Proceeds from sales of assets	—	—	5.0	—	5.0

Net cash provided by (used in) investing activities	(2.4)	(3.8)	(77.0)	65.4	(17.8)

FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	—	355.0	—	355.0
Repayment of credit facility borrowings	—	—	(195.0)	—	(195.0)
Net short-term repayments under credit facility	—	—	(114.0)	—	(114.0)
Proceeds from intercompany borrowing	220.2	—	—	(220.2)	—
Repayment of intercompany borrowing	—	(157.2)	—	157.2	—
Net increase/(decrease) in book overdrafts	—	(10.4)	1.0	—	(9.4)
Capital contribution from parent	—	—	132.4	(132.4)	—
Dividends paid	(5.1)	—	(130.0)	130.0	(5.1)

Net cash provided by (used in) financing activities	215.1	(167.6)	49.4	(65.4)	31.5

Net increase in cash and cash equivalents	0.6	—	0.5	—	1.1
Beginning cash and cash equivalents	0.4	—	12.2	—	12.6

Ending cash and cash equivalents	$1.0	$—	$12.7	$—	$13.7

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$—	$25.9	$—	$27.4
Restricted cash	—	—	0.6	—	0.6
Receivables less provision for allowances, claims and doubtful accounts	—	—	610.3	—	610.3
Inventories	—	—	834.3	—	834.3
Prepaid expenses and other assets	16.5	—	20.0	(15.7)	20.8
Intercompany receivable	43.1	285.6	—	(328.7)	—

Total Current Assets	61.1	285.6	1,491.1	(344.4)	1,493.4
Investments and advances	1,611.4	—	98.4	(1,687.5)	22.3
Intercompany notes receivable	—	—	809.4	(809.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	398.4	—	398.4
Deferred income taxes	57.2	—	72.0	—	129.2
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	10.8	—	10.8
Goodwill	—	—	64.8	—	64.8
Deferred charges and other assets	19.3	—	4.9	—	24.2

Total Assets	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.2	$134.4	$139.1	$—	$276.7
Intercompany payable	—	—	328.7	(328.7)	—
Salaries, wages and commissions	—	—	49.4	—	49.4
Other current liabilities	9.1	4.5	38.8	(15.7)	36.7
Short-term credit facility borrowings	20.0	—	232.1	—	252.1
Current portion of long-term debt	100.1	—	—	—	100.1

Total Current Liabilities	132.4	138.9	788.1	(344.4)	715.0
Long-term debt	325.0	—	200.0	—	525.0
Long-term debt—intercompany	738.8	70.6	—	(809.4)	—
Taxes and other credits	4.9	—	4.6	—	9.5
Deferred employee benefits	0.1	—	353.6	—	353.7

Total Liabilities	1,201.2	209.5	1,346.3	(1,153.8)	1,603.2

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	497.1	76.1	1,599.6	(1,675.7)	497.1

Total Stockholders’ Equity	547.8	76.1	1,611.4	(1,687.5)	547.8

Total Liabilities and Stockholders’ Equity	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(In millions)

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

Note 20:    Other Matters

Equity Investments

Coryer.    In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest. The investment was accounted for as a cash outflow from investing activities. In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Coryer. After equal contributions from both joint venture partners, the Company’s ownership percentage remained unchanged. The Company also loaned $0.7 million to the joint venture in the first quarter of 2004, with repayment due in 2006, an additional $1.5 million in the second quarter of 2004 and an additional $1.0 million in the third quarter of 2004. In the third quarter of 2004, Coryer repaid $2.0 million of its outstanding loan due to the Company. Ryerson has guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2005, the amount of the guaranty was $4.4 million.

Tata Ryerson Limited.    The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudapur, India. In the third quarter of 2005, the Company contributed $0.7 million, which is accounted for as cash outflow from investing activities, to increase its equity investment to match contributions from the Company’s joint venture partner and maintain a 50 percent ownership percentage. In the fourth quarter of 2004, the Company contributed $1.5 million to increase its equity investment in Tata Ryerson Limited. The impact of Tata Ryerson’s operations on the Company’s results of operations has not been material in any year held since inception.

Note 21:    Subsequent Event

On March 13, 2006, the Company sold certain assets related to its U.S. oil and gas, tubular alloy and bar alloy businesses to Energy Alloys, LLC, a Texas limited liability company. Subject to closing adjustments, the sale price includes $49.7 million of cash and the receipt of a $4 million, 3-year note. The Company expects to record a pre-tax gain on the sale of approximately $18 million and intends to use the cash proceeds to pay down debt. The divested operations include three locations dedicated to the oil and gas markets in Oklahoma, Texas and the Gulf Coast. These operations were acquired with the acquisition of Integris Metals, Inc. in January 2005. The three locations generated revenues of approximately $80 million in 2005 and were profitable. The sale will not impact the Company’s remaining operations in Oklahoma, Texas and the Gulf Coast region.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER

(In millions, except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes		Net Income		Earnings per Common Share

							Basic		Diluted
		(restated)	(restated)		(restated)		(restated)		(restated)
2005
First Quarter(1)(2)(6)	$1,540.0	$246.0	$57.2		$35.4		$1.41		$1.37
Second Quarter(1)(2)(6)	1,520.2	231.3	44.9		25.7		1.02		0.99
Third Quarter(1)(2)(6)	1,416.5	213.2	47.4	(3)	30.7	(3)	1.22	(3)	1.18	(3)
Fourth Quarter	1,303.8	196.5	11.1		6.3		0.25		0.24

Year	$5,780.5	$887.0	$160.6		$98.1		$3.88	(4)	$3.78

2004
First Quarter(6)	$704.8	$120.9	$21.3		$12.8		$0.51		$0.50
Second Quarter(6)	794.7	131.6	32.5		21.6		0.87		0.85
Third Quarter(6)	898.7	132.8	24.8		17.6		0.70		0.69
Fourth Quarter(6)	903.8	105.9	(2.6)		4.0	(5)	0.15	(5)	0.14	(5)

Year	$3,302.0	$491.2	$76.0		$56.0		$2.24	(4)	$2.18

(1)	The first three quarters of 2005 include the impact of the change in method of applying LIFO retroactive to January 1, 2005. Cost of material sold after the Company changed its method of applying LIFO inventory costing was $9.6 million higher in 2005 than it would have been under the previous LIFO method. Also during 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $13.1 million and increased net income by approximately $7.9 million or $0.30 per diluted share.
(2)	The impact of the change in method of applying LIFO inventory costing retroactive to January 1, 2005 is as follows (in millions):

	2005
	First Quarter	Second Quarter	Third Quarter
Net income before change in applying LIFO method	$35.6	$27.6	$32.6
Less: adjustment for change in LIFO application	0.2	1.9	1.9

Revised net income	$35.4	$25.7	$30.7

(3)	In the third quarter of 2005, the Company recorded a $21.0 million pre-tax, $12.8 million after-tax or $0.49 per share, pension curtailment gain.
(4)	Amounts for the quarters do not total to the amount reported for the year due to differences in the average number of shares outstanding.
(5)	In the fourth quarter of 2004, the Company recorded a $1.9 million income tax benefit, or $0.07 per share, attributable to the reassessment of the valuation allowance for a deferred tax asset. The Company also recorded a $3.5 million, or $0.14 per share, favorable adjustment for discontinued operations.
(6)	The following tables summarize the impact of restatements to correct the classification of metal processing costs, to properly record the impact of nickel surcharges on stainless steel inventory and to record the impact of other immaterial miscellaneous adjustments. See Note 2 of the Consolidated Financial Statements included under Item 8 for further discussion. The tables for the first three quarters of 2005 also reflect the impact of the change in method of applying the LIFO inventory costing retroactive to January 1, 2005. The impact on the consolidated statements of operations for the first three quarters of 2005 and the four quarters of 2004 is as follows (in millions, except per share data):

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2005 SUMMARY BY QUARTER
	First Quarter					Second Quarter
	As reported	Restatement adjustment	As restated	Change in accounting	As adjusted	As reported	Restatement adjustment	As restated	Change in accounting	As adjusted

Net sales	$1,540.0	$—	$1,540.0	$—	$1,540.0	$1,520.2	$—	$1,520.2	$—	$1,520.2
Cost of materials sold	1,271.2	22.5	1,293.7	0.3	1,294.0	1,264.1	21.7	1,285.8	3.1	1,288.9

Gross profit	268.8	(22.5)	246.3	(0.3)	246.0	256.1	(21.7)	234.4	(3.1)	231.3
Warehousing and delivery	101.8	(22.2)	79.6	—	79.6	101.7	(21.9)	79.8	—	79.8
Selling, general and administrative	89.2	(0.4)	88.8	—	88.8	87.3	(0.3)	87.0	—	87.0
Restructuring and plant closure costs	2.4	—	2.4	—	2.4	0.6	—	0.6	—	0.6

Operating profit	75.4	0.1	75.5	(0.3)	75.2	66.5	0.5	67.0	(3.1)	63.9
Other expense:
Other income and expense, net	1.2	—	1.2	—	1.2	0.5	1.1	1.6	—	1.6
Interest and other expense on debt	(19.4)	0.2	(19.2)	—	(19.2)	(20.6)	—	(20.6)	—	(20.6)

Income (loss) before income taxes	57.2	0.3	57.5	(0.3)	57.2	46.4	1.6	48.0	(3.1)	44.9
Provision (benefit) for income taxes	21.8	0.1	21.9	(0.1)	21.8	19.8	0.6	20.4	(1.2)	19.2

Net income (loss)	35.4	0.2	35.6	(0.2)	35.4	26.6	1.0	27.6	(1.9)	25.7
Dividend requirements for preferred stock	0.1	—	0.1	—	0.1	—	—	—	—	—

Net income (loss) applicable to common stock	$35.3	$0.2	$35.5	$(0.2)	$35.3	$26.6	$1.0	$27.6	$(1.9)	$25.7

Earnings per share of common stock
Basic earnings (loss) per share	$1.41	$0.01	$1.42	$(0.01)	$1.41	$1.06	$0.04	$1.10	$(0.08)	$1.02

Diluted earnings (loss) per share	$1.37	$—	$1.37	$—	$1.37	$1.03	$0.04	$1.07	$(0.08)	$0.99

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2005 SUMMARY BY QUARTER
	Third Quarter
	As reported	Restatement adjustment	As restated	Change in accounting	As adjusted

Net sales	$1,416.5	$—	$1,416.5	$—	$1,416.5
Cost of materials sold	1,177.4	22.8	1,200.2	3.1	1,203.3

Gross profit	239.1	(22.8)	216.3	(3.1)	213.2
Warehousing and delivery	101.8	(21.4)	80.4	—	80.4
Selling, general and administrative	93.5	(0.4)	93.1	—	93.1
Restructuring and plant closure costs	0.3	—	0.3	—	0.3
Pension curtailment gain	(21.0)	—	(21.0)	—	(21.0)
Gain on sale of assets	(6.6)	—	(6.6)	—	(6.6)

Operating profit	71.1	(1.0)	70.1	(3.1)	67.0
Other expense:
Other income and expense, net	1.4	(1.1)	0.3	—	0.3
Interest and other expense on debt	(19.9)	—	(19.9)	—	(19.9)

Income (loss) before income taxes	52.6	(2.1)	50.5	(3.1)	47.4
Provision (benefit) for income taxes	18.7	(0.8)	17.9	(1.2)	16.7

Net income (loss)	33.9	(1.3)	32.6	(1.9)	30.7
Dividend requirements for preferred stock	0.1	—	0.1	—	0.1

Net income (loss) applicable to common stock	$33.8	$(1.3)	$32.5	$(1.9)	$30.6

Earnings per share of common stock
Basic earnings (loss) per share	$1.34	$(0.05)	$1.29	$(0.07)	$1.22

Diluted earnings (loss) per share	$1.30	$(0.04)	$1.26	$(0.08)	$1.18

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2004 SUMMARY BY QUARTER
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	As reported	Restatement adjustment	As restated	As reported	Restatement adjustment	As restated	As reported	Restatement adjustment	As restated	As reported	Restatement adjustment	As restated

Net sales	$704.8	$—	$704.8	$794.7	$—	$794.7	$898.7	$—	$898.7	$903.8	$—	$903.8
Cost of materials sold	567.8	16.1	583.9	646.3	16.8	663.1	747.4	18.5	765.9	777.0	20.9	797.9

Gross profit	137.0	(16.1)	120.9	148.4	(16.8)	131.6	151.3	(18.5)	132.8	126.8	(20.9)	105.9
Warehousing and delivery	59.3	(17.4)	41.9	61.0	(17.5)	43.5	63.3	(18.8)	44.5	66.5	(21.2)	45.3
Selling, general and administrative	52.8	—	52.8	52.2	—	52.2	56.8	—	56.8	56.5	—	56.5
Restructuring and plant closure costs	—	—	—	0.6	—	0.6	3.0	—	3.0	—	—	—
Gain on sale of assets	—	—	—	(2.3)	—	(2.3)	(2.3)	—	(2.3)	(1.0)	—	(1.0)

Operating profit	24.9	1.3	26.2	36.9	0.7	37.6	30.5	0.3	30.8	4.8	0.3	5.1
Other expense:
Other income and expense, net	—	—	—	—	—	—	—	—	—	0.3	—	0.3
Interest and other expense on debt	(4.9)	—	(4.9)	(5.1)	—	(5.1)	(6.0)	—	(6.0)	(7.8)	(0.2)	(8.0)

Income (loss) before income taxes	20.0	1.3	21.3	31.8	0.7	32.5	24.5	0.3	24.8	(2.7)	0.1	(2.6)
Provision (benefit) for income taxes	8.0	0.5	8.5	11.8	0.3	12.1	9.4	0.1	9.5	(3.1)	—	(3.1)

Income (loss) from continuing operations	12.0	0.8	12.8	20.0	0.4	20.4	15.1	0.2	15.3	0.4	0.1	0.5
Discontinued operations—Inland Steel Company
Gain on sale (net of tax provision of $3.7)	—	—	—	1.2	—	1.2	2.3	—	2.3	3.5	—	3.5

Net income (loss)	12.0	0.8	12.8	21.2	0.4	21.6	17.4	0.2	17.6	3.9	0.1	4.0
Dividend requirements for preferred stock	0.1	—	0.1	—	—	—	—	—	—	0.1	—	0.1

Net income (loss) applicable to common stock	$11.9	$0.8	$12.7	$21.2	$0.4	$21.6	$17.4	$0.2	$17.6	$3.8	$0.1	$3.9

Earnings per share of common stock
Basic:
Income (loss) from continuing operations	$0.48	$0.03	$0.51	$0.80	$0.02	$0.82	$0.61	$—	$0.61	$0.01	$—	$0.01
Inland Steel Company—gain on sale	—	—	—	0.05	—	0.05	0.09	—	0.09	0.14	—	0.14

Basic earnings (loss) per share	$0.48	$0.03	$0.51	$0.85	$0.02	$0.87	$0.70	$—	$0.70	$0.15	$—	$0.15

Diluted:
Income (loss) from continuing operations	$0.46	$0.04	$0.50	$0.78	$0.02	$0.80	$0.59	$0.01	$0.60	$0.01	$—	$0.01
Inland Steel Company—gain on sale	—	—	—	0.05	—	0.05	0.09	—	0.09	0.13	—	0.13

Diluted earnings (loss) per share	$0.46	$0.04	$0.50	$0.83	$0.02	$0.85	$0.68	$0.01	$0.69	$0.14	$—	$0.14

RYERSON INC. (formerly Ryerson Tull, Inc.) AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(In millions)

	Provisions for Allowances
Year Ended December 31,	Balance at Beginning of Year	Amount acquired through acquisition	Additions Charged to Income	Deductions from Reserves		Balance at End of Year
2005 Allowance for doubtful accounts	$14.0	$6.1	$7.3	$(6.4	)(A)	$21.0
Valuation allowance—deferred tax assets	1.0	—	1.6	(1.6)		1.0
2004 Allowance for doubtful accounts	$11.7	—	$7.4	$(5.1	)(A)	$14.0
Valuation allowance—deferred tax assets	5.1	—	(1.9)	(2.2)		1.0
2003 Allowance for doubtful accounts	$9.9	—	$5.0	$(3.2	)(A)	$11.7
Valuation allowance—deferred tax assets	0.6	—	4.5	—		5.1

NOTES:

(A) Bad debts written off during the year

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Restatement of previously issued Consolidated Financial Statements

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

In connection with the restatement described above, management has concluded that the restatement resulted from the material weakness in the Company’s internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting which also existed as of December 31, 2004. As a result of this material weakness, management has now concluded that the Company’s internal control over financial reporting as of December 31, 2004 was not effective, and that the Chief Executive Officer’s and Chief Financial Officer’s earlier conclusions that our internal control over financial reporting was effective as of December 31, 2004 should no longer be relied upon.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005.

Based upon that evaluation and because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005 the Company’s disclosure controls and procedures were not effective. As a result of this material weakness, the Chief Executive Officer and Chief Financial Officer have further concluded that the Company’s disclosure controls and procedures were also not effective as of December 31, 2004 and December 31, 2003, and that their earlier conclusions that the Company’s disclosure controls and procedures were effective as of those dates should no longer be relied upon.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of

Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2005. The Company did not maintain effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of materials sold accounts. Specifically, the Company did not have controls designed and in place over the completeness, accuracy and valuation of inventory in accordance with generally accepted accounting principles and the presentation of processing costs within the Company’s consolidated statements of operations and reinvested earnings. Certain processing costs were classified as warehousing and delivery costs that should have been classified as cost of materials sold. Additionally, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to ensure complete, accurate and timely evaluation of the selection, application and implementation of generally accepted accounting principles relative to inventory and related cost of materials sold. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, as well as audit adjustments to the fourth quarter of 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of materials sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Based on management’s assessment and because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Changes in Internal Control Over Financial Reporting

Our management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter and they have concluded that, except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 with respect to directors of Ryerson is set forth under the caption “Election of Directors” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held May 9, 2006, and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.”

The information called for by this Item 10 with respect to the “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors—Audit Committee” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2006, and is hereby incorporated by reference.

The information called for by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Security Ownership of Directors and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2006, and is hereby incorporated by reference.

The information called for by this Item 10 with respect to the Company’s Code of Ethics is set forth under the caption “Corporate Governance—Code of Ethics and Business Conduct” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2006, and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2006, and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 with respect to the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans is set forth below:

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Shares Reflected in Column (a)
Equity compensation plans approved by security holders	2,763,895	$14.06	1,074,940	(2)
Equity compensation plans not approved by security holders(1)	97,390	$11.64	88,565

Total	2,861,285	$13.98	1,163,505	(3)

(1)	The former Ryerson Directors’ 1999 Stock Option Plan was not approved by stockholders. Under that plan, now part of the Ryerson Directors’ Compensation Plan (which was approved by stockholders), at the close of each annual meeting prior to 2005, each non-employee director received a stock option with a value of $20,000 (based on the Black-Scholes option pricing model).
(2)	Includes 17,962 shares available for issuance under the Ryerson Directors’ Compensation Plan under which one-half of the non-employee directors’ retainers have been paid in shares of stock and under which a non-employee director may elect to receive the cash portion of the retainer in stock.
(3)	All of these shares may be issued as restricted shares as follows: under the Ryerson 2002 Incentive Stock Plan, 1,074,940 shares may be issued as restricted shares, and in the Directors’ Compensation Plan, which includes the Ryerson Directors’ 1999 Stock Option Plan, 88,565 shares may be issued as restricted shares.

The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson’s common stock and the security ownership of management is set forth under the captions “Additional

Information Relating to Voting Securities” and “Security Ownership of Directors and Management” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 9, 2006, and is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 with respect to principal accountant fees and services is set forth under the caption “Auditor Matters” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 9, 2006, and is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ryerson Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYERSON INC.

By:	/S/ JAY M. GRATZ
Jay M. Gratz
Executive Vice President and Chief Executive Officer

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Inc. and in the capacities and on the dates indicated.

Signature	Title		Date

/S/ NEIL S. NOVICH Neil S. Novich	Chairman, President and Chief Executive Officer and Director		March 30, 2006

/S/ JAY M. GRATZ Jay M. Gratz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		March 30, 2006

/S/ LILY L. MAY Lily L. May	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)		March 30, 2006

JAMESON A. BAXTER	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )	/S/ JAY M. GRATZ Jay M. Gratz Attorney-in-fact March 30, 2006
RICHARD G. CLINE	Director
RUSSELL M. FLAUM	Director
JAMES A. HENDERSON	Director
GREGORY P. JOSEFOWICZ	Director
DENNIS J. KELLER	Director
MARTHA MILLER DE LOMBERA	Director
JERRY K. PEARLMAN	Director
ANRÉ D. WILLIAMS	Director

EXHIBIT INDEX

Stockholders may obtain a copy of Ryerson Inc.’s Annual Report on Form 10-K for 2005 without charge by making a request in writing to Investor Relations Department 2621 West 15th Place, Chicago Il 60608.

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	Indenture, dated as of July 1, 1996, between the Company and The Bank of New York. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

4.3	First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.4	Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.5	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.6	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.7	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.8	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.9	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.10	Specimen of 144A 8.25% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
4.11	Specimen of Regulation S 8.25% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.12	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.13	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 22, 2005 among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.14	Amended and Restated Guarantee And Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

4.15	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*	Ryerson Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

10.2*	Ryerson 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.3*	Ryerson 1999 Incentive Stock Plan, as amended

10.4*	Ryerson 1996 Incentive Stock Plan, as amended

10.5*	Ryerson 1995 Incentive Stock Plan, as amended

10.6*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
10.7*	Ryerson Nonqualified Savings Plan, as amended

10.8*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance

10.9*	Ryerson Directors’ 1999 Stock Option Plan (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

10.12*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

10.13*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

10.14*	Form of Senior Executive Change in Control Agreement

10.15*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.14

10.16*	Form of Executive Change in Control Agreement

10.17*	Schedule to Form of Change in Executive Control Agreement referred to in Exhibit 10.16

10.18*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz

10.19*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem

10.20*	Conformed Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 between the Company and Neil S. Novich

10.21*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney

10.22*	Conformed Confidentiality and Non-Competition Agreement dated July 1, 1999 as amended and restated January 1, 2006 between the Company and Stephen E. Makarewicz

10.23*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number		Description
10.24	*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.25	*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.26	*	Form of restricted stock award agreement. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.27	*	Form of 2004 performance award agreement. (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.28	*	Form of 2005 performance award agreement. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.29	*	Form of 2006 performance stock unit award agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.30	*	2004 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.31	*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.32	*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 20066 (File No. 1-9117), and incorporated by reference herein.)

10.33	*	Named Executive Officer Merit Increases effective January 30, 2006. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.34	*	Schedule of special achievement award to certain name executive officer. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.35	*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.36	*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

18		Letter re Change in Accounting Principles

21		List of Certain Subsidiaries of the Registrant

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.

Exhibit Number	Description
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002