Form 10-Q
period 2006-03-31
RYERSON INC.
filed 2006-05-05
CIK 790528

First Quarter—2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-9117

I.R.S. Employer Identification Number 36-3425828

RYERSON INC.

(a Delaware Corporation)

2621 West 15th Place

Chicago, Illinois 60608

Telephone: (773) 762-2121

(formerly known as Ryerson Tull, Inc.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,046,227 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of May 1, 2006.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and the Company’s business are: cyclicality of our business, due to the cyclical nature of our customers’ businesses; managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins; managing inventory and other costs and expenses; consolidation in the metals manufacturing industry, from which we purchase product, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability; remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources; whether our growth strategies, including our marketing programs and acquisitions, will generate sufficient additional sales to increase our market share or profitability; whether we can integrate acquisitions such as Integris Metal successfully without loss of key employees or customers; the timing and cost of our consolidation of our multiple information technology platforms to a single SAP platform, particularly in light of the number of facilities acquired when we purchased Integris Metals; our ability to improve financial control over financial reporting and remediate our material weakness; our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability; and our substantial debt, with a debt-to-capitalization ratio of 59% at March 31, 2006, with $614 million available under our credit facility, and with outstanding notes aggregating $425 million, including $100 million 9 1/8% Notes due July 15, 2006. This report identifies other factors that could cause such differences. Further information concerning factors that could significantly affect expected results is included in our Form 10-K for the year ended December 31, 2005. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

INDEX

Note Regarding Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Millions)
NET SALES	$1,447.8	$1,540.0
Cost of materials sold	1,225.2	1,294.0

GROSS PROFIT	222.6	246.0

Warehousing, delivery, selling, general and administrative	176.2	168.4
Restructuring and plant closure costs	0.3	2.4
Gain on the sale of assets	(21.0)	—

OPERATING PROFIT	67.1	75.2

Other income and expense, net	0.2	1.2
Interest and other expense on debt	(15.0)	(19.2)

INCOME BEFORE INCOME TAXES	52.3	57.2

PROVISION FOR INCOME TAXES	19.9	21.8

NET INCOME	32.4	35.4
DIVIDENDS ON PREFERRED STOCK	0.1	0.1

NET INCOME APPLICABLE TO COMMON STOCK	$32.3	$35.3

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Millions, except per share data)
EARNINGS PER SHARE OF COMMON STOCK
Basic	$1.26	$1.41

Diluted	$1.12	$1.37

STATEMENT OF COMPREHENSIVE INCOME
NET INCOME	$32.4	$35.4

OTHER COMPREHENSIVE INCOME:
Unrealized gain on derivative instruments	0.7	—
Foreign currency translation adjustments	0.4	(0.7)

COMPREHENSIVE INCOME	$33.5	$34.7

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Millions)
OPERATING ACTIVITIES:
Net income	$32.4	$35.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.8	10.3
Stock-based compensation	2.1	1.0
Deferred income taxes	4.0	(3.7)
Deferred employee benefit cost	6.2	5.5
Excess tax benefit from stock-based compensation	(2.8)	—
Restructuring and plant closure costs	—	0.8
Gain on the sale of assets	(21.0)	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(119.7)	(92.0)
Inventories	(3.9)	(82.1)
Other assets and income tax receivable	2.2	(2.0)
Accounts payable	69.3	43.0
Accrued liabilities	(19.0)	(22.9)
Accrued taxes payable	3.0	(26.8)
Other items	0.3	(1.4)

Net adjustments	(69.5)	(170.3)

Net cash used in operating activities	(37.1)	(134.9)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired of $1.1 million	—	(410.1)
Capital expenditures	(7.8)	(6.9)
Proceeds from sale of assets	50.2	—
Proceeds from sale of property, plant and equipment	2.7	5.9

Net cash provided by (used in) investing activities	45.1	(411.1)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisition	—	(234.0)
Proceeds from credit facility borrowings	405.0	730.7
Repayment of credit facility borrowings	(200.2)	(55.0)
Net short-term proceeds/(repayments) under credit facility	(222.9)	123.7
Credit facility issuance costs	(1.0)	(10.1)
Bond issuance costs	—	(0.5)
Net increase/(decrease) in book overdrafts	0.4	(2.7)
Dividends paid	(1.3)	(1.3)
Proceeds from exercise of common stock options	7.1	—
Excess tax benefit from stock-based compensation	2.8	—

Net cash provided by (used in) financing activities	(10.1)	550.8

Net increase (decrease) in cash and cash equivalents	(2.1)	4.8
Effect of exchange rate changes on cash	—	0.5

Net change in cash and cash equivalents	(2.1)	5.3
Cash and cash equivalents - beginning of period	27.4	18.4

Cash and cash equivalents - end of period	$25.3	$23.7

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$10.9	$9.0
Income taxes, net	5.0	52.8

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2006		December 31, 2005
	(In Millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$25.3		$27.4
Restricted cash		0.5		0.6
Receivables less provision for allowances, claims and doubtful accounts of $21.0 and $21.0, respectively		717.7		610.3
Inventories		829.4		834.3
Prepaid expenses and other assets		16.8		19.8
Deferred income taxes		1.0		1.0

Total current assets		1,590.7		1,493.4
INVESTMENTS AND ADVANCES		23.9		22.3
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$771.3		$771.9
Less accumulated depreciation	379.4	391.9	373.5	398.4

DEFERRED INCOME TAXES		125.2		129.2
INTANGIBLE PENSION ASSET		7.9		7.9
OTHER INTANGIBLES		9.6		10.8
GOODWILL		62.8		64.8
OTHER ASSETS		23.7		24.2

Total Assets		$2,235.7		$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$346.6		$276.7
Salaries, wages and commissions		35.2		49.4
Other accrued liabilities		40.3		36.7
Short-term credit facility borrowings		29.2		252.1
Current portion of long-term debt		100.0		100.1

Total current liabilities		551.3		715.0
LONG-TERM DEBT		730.0		525.0
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		365.8		363.2

Total liabilities		1,647.1		1,603.2
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		588.6		547.8

Total Liabilities and Stockholders’ Equity		$2,235.7		$2,151.0

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Ryerson Inc. (“Ryerson”), a Delaware corporation, formerly Ryerson Tull, Inc., is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), of Integris Metals Ltd., a Canadian federal corporation (“IM Canada”) and of Ryerson Canada, Inc., an Ontario corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, IM Canada and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company”).

Effective January 1, 2006, Ryerson’s operating subsidiaries J. M. Tull Metals Company, Inc. (“Tull”), J&F Steel, LLC (“J&F”), and Integris Metals, Inc. and its U.S. subsidiaries (collectively, “IM-US”) merged into JT Ryerson.

We conduct materials distribution operations in the United States through our operating subsidiary, JT Ryerson; in Canada through our operating subsidiaries IM Canada and Ryerson Canada; in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. We distribute and process metals and other materials throughout the continental United States.

The following table shows our percentage of sales revenue by major product lines for the first three months of 2006 and 2005, respectively:

	Percentage of Sales Revenue Three Months Ended March 31,
Product Line	2006	2005
Carbon flat rolled	25%	26%
Stainless and aluminum	51	50
Fabrication and carbon plate	8	9
Bars, tubing and structurals	10	10
Other	6	5

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and March 31, 2005 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. Certain items previously reported have been reclassified to conform with the 2006 presentation. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2/STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Results for prior periods have not been restated.

As permitted under SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to performance awards and nonvested stock grants which have an exercise price equal to market price. The following table illustrates stock-based compensation recognized in the statement of operations by category of award:

	Three Months Ended March 31,
	2006	2005
	(In Millions)
Stock-based compensation related to:
Performance awards	$1.6	$0.8
Grants of nonvested stock	0.3	0.2
Stock options granted to employees and directors	0.1	—
Stock appreciation rights	0.1	—

Stock-based compensation recognized in the statement of operations	$2.1	$1.0

With the adoption of SFAS 123R, the Company has elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “ Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans .” This is the same manner applied in the pro forma disclosures under SFAS No. 123.

Company Plans

The 2002 Incentive Stock Plan, approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans, to officers and other key employees. As of March 31, 2006, a total of 676,649 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the grant date. Generally, options become exercisable over a three-year period, with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant.

The 2002 Plan also provides, as did the 1999 and 1995 Plans, for the granting of restricted stock, stock appreciation rights (“SARs”) and performance awards to officers and other key employees. Restricted stock grants are valued at the market price per share at the date of grant and vest over a three to five-year period. Performance awards, which are nonvested stock units, are granted to key employees based upon the market price per share at the date of grant and are settled in the form of common stock and/or cash at the end of a four-year period, subject to the achievement of certain performance goals.

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

Prior to the 2004-2005 director term, we paid a portion of the director annual base fee in stock options awarded to each non-employee director. Under the Directors’ Compensation Plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the grant date. Generally, options became exercisable over a one-year period, with one-half becoming fully exercisable six months after the date of grant. Options expire ten years from the date of grant. As of March 31, 2006, a total of 87,166 shares were available for future grants.

Summary of Assumptions and Activity

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. A summary of option activity as of March 31, 2006, and changes during the quarter then ended, is presented below:

Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In Millions)
Outstanding at December 31, 2005	2,861,285	$13.98
Options granted	—	—
Exercised	(627,627)	11.29
Forfeited	—	—
Canceled or expired	(185,430)	32.96

Outstanding at March 31, 2006	2,048,228	$13.08	4.4	$29.6

Exercisable at March 31, 2006	2,046,561	$13.08	4.4	$29.5

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $9.1 million. Upon the exercise of options, the Company issues common stock from its treasury shares.

As of March 31, 2006, there were 54,000 outstanding and exercisable SARs with a fair value of $0.3 million. The SARs are classified as liability awards and expire in 2008. During the three months ended March 31, 2006, no SARs were granted, vested or forfeited.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. A summary of the nonvested restricted stock as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	106,418	$14.48
Nonvested shares granted	11,000	25.36
Vested	(12,227)	11.04
Forfeited	—	—

Nonvested at March 31, 2006	105,191	$16.02

As of March 31, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock; that cost is expected to be recognized over a period of 4 years. The fair value of shares vested during the three months ended March 31, 2006, was $0.3 million.

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. A summary of the performance awards as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,002,238	$13.51
Nonvested shares granted	781,000	29.75
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	1,783,238	$20.62

As of March 31, 2006, there was $17.7 million of total unrecognized compensation cost related to nonvested performance awards; that cost is expected to be recognized over a period of 4 years.

The total tax benefit realized for the tax deduction for stock-based compensation was $3.7 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income was $0.1 million and $0.0 million lower for the three months ended March 31, 2006 than if it had continued to account for share-based compensation under APB 25, respectively. The adoption of SFAS 123R did not impact the basic or diluted earnings per share of $1.26 and $1.12 for the three months ended March 31, 2006, respectively.

If the fair-value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three months ended March 31, 2005, the pro-forma effect on net income, basic and diluted earnings per share would have been as follows:

Three Months Ended March 31, 2005
(In Millions, except per share amounts)
Net income applicable to common stock, as reported:	$35.3
Deduct: Total stock-based compensation expense determined under the fair value method for all stock option awards, net of related tax effects	0.2

Pro forma net income applicable to common stock	$35.1

Basic earnings per share:
As reported	$1.41

Pro forma	$1.40

Diluted earnings per share:
As reported	$1.37

Pro forma	$1.36

NOTE 3/INVENTORIES

Inventories were classified as follows:

	March 31, 2006	December 31, 2005
	(In Millions)
In process and finished products	$829.4	$834.3

The difference between replacement cost and current cost of inventory as compared to the stated LIFO value was $292 million and $273 million at March 31, 2006 and December 31, 2005, respectively. Approximately 85% and 87% of inventories are accounted for under the LIFO method at March 31, 2006 and December 31, 2005, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

NOTE 4/EARNINGS PER SHARE

	Three Months Ended March 31,
	2006	2005
	(In Millions, except per share data)
Basic earnings per share
Net income	$32.4	$35.4
Less preferred stock dividends	0.1	0.1

Net income available to common stockholders	$32.3	$35.3

Average shares of common stock outstanding	25.7	25.1

Basic earnings per share	$1.26	$1.41

Diluted earnings per share
Net income available to common stockholders	$32.3	$35.3
Effect of convertible preferred stock	0.1	0.1

Net income available to common stockholders and assumed conversions	$32.4	$35.4

Average shares of common stock outstanding	25.7	25.1
Dilutive effect of stock options	1.0	0.5
Restricted stock and performance awards	0.3	0.1
Convertible securities	2.0	0.1

Shares outstanding for diluted earnings per share calculation	29.0	25.8

Diluted earnings per share	$1.12	$1.37

During the first three months of 2006, all options outstanding were included in the computation of diluted earnings per share (“EPS”) because the options were dilutive. In the first quarter of 2005, options to purchase 1,539,679 shares of common stock at prices ranging from $16.03 per share to $38.35 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Upon conversion of Ryerson’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”), the holders of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and Ryerson’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the first three months of 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 1.9 million potential shares to diluted shares outstanding. During the first three months of 2005, our average share price did not exceed the conversion price of the 2024 Notes, and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS. The maximum number of shares we may issue with respect to the 2024 Notes is 11,872,455.

NOTE 5/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the period ended March 31, 2006:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In Millions)
Balance at December 31, 2005	$1.2	$1.8	$3.0
Restructuring charges	0.3	—	0.3
Cash payments	(0.7)	(0.2)	(0.9)

Balance at March 31, 2006	$0.8	$1.6	$2.4

2006

In the first three months of 2006, we recorded a charge of $0.3 million due to workforce reductions resulting from our integration of IM-US and IM Canada (collectively, “Integris Metals”). The charge consists of future cash outlays for employee-related costs, including severance for 12 employees. Combined with the 2005 restructuring charge discussed below, to date we have recorded a total charge of $4.3 million for workforce reductions related to our acquisition of Integris Metals. The March 31, 2006 accrual balance of $0.8 million will be paid through mid-2007. We expect to record additional restructuring charges of $7 million to $11 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues over the next 12 months.

2005

In 2005, we recorded a charge of $4.0 million due to workforce reductions resulting from our integration of Integris Metals. The charge consisted of costs for employees that were employed by us prior to the acquisition, including severance for 33 employees and other future cash outlays totaling $2.6 million and non-cash costs totaling $1.4 million for pensions and other post-retirement benefits.

2000

At December 31, 2005, a $1.8 million restructuring balance remained for future lease payments for a facility closed in the 2000 restructuring. During the first three months of 2006, we utilized $0.2 million of the restructuring accrual. The March 31, 2006 accrual balance of $1.6 million is related to tenancy costs that will be paid through 2008.

NOTE 6/COMMITMENTS AND CONTINGENCIES

Ryerson is a defendant in antitrust litigation. We believe that this suit is without merit and have answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the summary judgment motion of all of the defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

In the third quarter of 2003, Ryerson and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables us to provide expanded service capability in Mexico. We guaranteed the borrowings of Coryer under Coryer’s credit facility. At March 31, 2006, the amount of the guaranty was $4.2 million.

NOTE 7/RETIREMENT BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month periods ended March 31 of 2006 and 2005 for the Ryerson Pension Plan (including the former Integris Non-Union Pension Plan and the former Integris Union Pension Plan) and postretirement benefits other than pensions.

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In Millions)
Components of net periodic benefit cost
Service cost	$1	$3	$1	$1
Interest cost	10	9	3	3
Expected return on assets	(11)	(10)	—	—
Amortization of prior service cost	—	—	(2)	(1)
Recognized actuarial loss	3	3	1	1

Net periodic benefit cost	$3	$5	$3	$4

Contributions

We do not anticipate having required ERISA contributions for 2006, but may elect to make a voluntary contribution to improve the funded ratio of the Ryerson Pension Plan. At March 31, 2006, we do not have an estimate of such potential contribution in 2006.

NOTE 8/ACQUISITIONS

On January 4, 2005, Ryerson acquired all of the capital stock of Integris Metals for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. We also incurred fees of $1.2 million in relation to the acquisition. Integris Metals was then the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel. We paid for the acquisition with funds borrowed under our credit facility.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005:

	At January 4, 2005
	(In Millions)
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	401.8
Other current assets	13.7
Property, plant and equipment	176.5
Intangible assets	14.7
Goodwill	64.8
Other assets	13.9

Total assets acquired		928.0
Current liabilities	(158.5)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(124.3)

Total liabilities assumed		(516.8)

Net assets acquired		$411.2

Our financial statements presented in this Form 10-Q reflect the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and pro forma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma first quarter 2005 results are presented.

NOTE 9/GOODWILL

The changes in carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Carrying Amount
(In Millions)
Balance at December 31, 2005	$64.8
Goodwill allocated to disposed assets	(2.0)

Balance at March 31, 2006	$62.8

In the first quarter of 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy businesses (see Note 12 for further discussion).

NOTE 10/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at March 31, 2006 and December 31, 2005:

	At March 31, 2006		At December 31, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In Millions)
Customer relationships	$13.4	$4.6	$13.8	$3.8
Trademarks	0.9	0.1	0.9	0.1

Total	$14.3	$4.7	$14.7	$3.9

In the first quarter of 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy businesses (see Note 12 for further discussion). The gross carrying amount of intangible assets was reduced by $0.4 million and accumulated amortization was reduced by $0.1 million in the three months ended March 31, 2006 to reflect the disposal of intangible assets associated with customer relationships.

	Three Months Ended March 31,
	2006	2005
	(In Millions)
Aggregate amortization expense	$0.9	$1.0

NOTE 11/LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2006 and December 31, 2005, respectively:

	March 31, 2006	December 31, 2005
	(In Millions)
Credit Facility	$434.2	$452.1
9 1/8% Notes due July 15, 2006	100.0	100.1
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	859.2	877.2
Less:
Short-term credit facility borrowings	29.2	252.1
9 1/8% Notes due within one year	100.0	100.1

Total long-term debt	$730.0	$525.0

Credit Facility

On January 4, 2005, we entered into an amendment and restatement of our $525 million revolving credit facility and Integris Metals’ $350 million revolving credit facility, resulting in a new 5-year, $1.1 billion revolving credit facility (the “Credit Facility”). The amount of the Credit Facility may be increased by up to $200 million under certain circumstances.

Proceeds from the initial disbursement of $750 million under the Credit Facility were used (1) to finance the January 4, 2005 acquisition of Integris Metals, (2) to repay amounts outstanding under the pre-amended credit facilities and (3) for general corporate purposes. At January 4, 2005, we had $750 million of outstanding funded borrowing, $28 million of letters of credit issued and $300 million available under the $1.1 billion Credit Facility.

At March 31, 2006, we had $434 million of outstanding funded borrowing under the Credit Facility, $39 million of letters of credit issued under the Credit Facility and $614 million available under the $1.1 billion Credit Facility, compared to $575 million available on December 31, 2005. The weighted average interest rate on the borrowings under the Credit Facility was 6.0 percent and 6.4 percent at March 31, 2006 and December 31, 2005, respectively.

On December 20, 2005, the Company entered into an amendment effective January 3, 2006 (the “Amendment No. 1”) to the Credit Facility. The amendment extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders’ right to request the pledge of the stock of certain of the Company’s subsidiaries; and provided further flexibility in the covenants and restrictions under the Credit Facility as discussed below.

Amounts outstanding under the Credit Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for our Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.00% and 0.75% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

In addition to paying interest on outstanding principal, we (and certain of our subsidiaries that also are permitted to borrow under the facility) are required to pay a commitment fee of up to 0.375% of the daily average unused portion of the committed loans under the New Credit Facility (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

In addition to funded borrowings under the Credit Facility, the transaction documents also provide collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt (including our 9 1/8% Notes due July 15, 2006 (the “2006 Notes”), the 2024 Notes and our 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2006 Notes and the 2024 Notes, the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of our debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, we (except from the proceeds of new debt or equity) are prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and are limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Credit Facility also contains covenants that, among other things, limit us with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, we maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

Proceeds from Credit Facility borrowings and repayments of Credit Facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under our revolving credit agreement with original maturities greater than three months. Net short-term proceeds/(repayments) under the Credit Facility represent borrowings under the Credit Facility with original maturities less than three months.

$100 Million 9 1/8% Notes due 2006

At March 31, 2006, $100 million of the 2006 Notes remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if our Consolidated Net Worth does not exceed a minimum level. The 2006 Notes also include a cross-default provision in the event of a default in Credit Facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At March 31, 2006, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require Ryerson to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Inc., Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A., as Trustee, for the 2024 Notes (the “2024 Notes Indenture”)) that occurs at any time prior to maturity of the 2024 Notes.

The 2024 Notes are convertible into shares of common stock of Ryerson on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of Ryerson’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the common stock of Ryerson; (4) if we call the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions. At March 31, 2006, none of these events had occurred and, as a result, the holders of the 2024 Notes did not have the right to convert their 2024 Notes.

The 2024 Notes are convertible into the common stock of Ryerson at an initial conversion price of approximately $21.37 per share (equal to an initial conversion rate of 46.7880 shares per $1,000 principal amount) upon the occurrence of certain events. Article 15 of the 2024 Notes Indenture provides for the conversion terms. The 2024 Notes Indenture provides that the conversion price will be adjusted downward (resulting in more shares of common stock being issued) if Ryerson (1) issues shares of common stock as a dividend or distribution on outstanding shares of common stock or effects a share split of its common stock, (2) issues to its holders of common stock short-term rights or warrants to subscribe for or purchase shares of the common stock at a price per share less than current market value (subject to readjustment to the extent that such rights or warrants are not exercised prior to their expiration), (3) distributes shares of capital stock, evidences of indebtedness or other assets or property to its common stockholders, (4) makes any cash dividend or distribution to common stockholders in excess of $0.05 per share during any fiscal quarter or (5) makes a payment in respect of a tender offer or exchange offer for common stock at a price per share in excess of the then-current market price. Conversely, the conversion price will be adjusted upward to reflect any reverse stock split or share combination involving the common stock. Upon conversion, Ryerson will deliver cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and Ryerson’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder.

$150 Million 8 1/4% Senior Notes due 2011

At March 31, 2006, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit our ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes;

sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of our assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes were to receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continue to be rated as investment grade.

NOTE 12/GAIN ON SALE OF ASSETS

On March 13, 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy business. We received approximately $50.2 million of cash proceeds and a $4 million, 3-year note in payment of the purchase price. We recorded a gain on the sale of $21.0 million pretax, $12.7 million after-tax, or $0.44 per diluted share.

NOTE 13/CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In November 2004, Ryerson issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of Ryerson. In December 2004, Ryerson issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Procurement Corporation. The following condensed consolidating financial information as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and March 31, 2005 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(In Millions)
Net sales	$—	$1,142.7	$1,482.3	$(1,177.2)	$1,447.8
Cost of materials sold	—	1,130.3	1,272.1	(1,177.2)	1,225.2

Gross profit	—	12.4	210.2	—	222.6
Warehousing, delivery, selling, general and administrative	0.3	0.9	175.0	—	176.2
Restructuring and plant closure costs	—	—	0.3	—	0.3
Gain on sale of assets	—	—	(21.0)	—	(21.0)

Operating profit (loss)	(0.3)	11.5	55.9	—	67.1
Other income and expense, net	0.1	—	0.1	—	0.2
Interest and other expense on debt	(8.9)	—	(6.1)	—	(15.0)
Intercompany transactions:
Interest expense on intercompany loans	(13.8)	(2.9)	(3.0)	19.7	—
Interest income on intercompany loans	0.5	0.2	19.0	(19.7)	—

Income (loss) before income taxes	(22.4)	8.8	65.9	—	52.3
Provision (benefit) for income taxes	(9.5)	3.5	25.9		19.9
Equity in (earnings) loss of subsidiaries	(45.3)	—	(5.3)	50.6	—

Net income	$32.4	$5.3	$45.3	$(50.6)	$32.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(In Millions)
Net sales	$—	$813.4	$1,554.1	$(827.5)	$1,540.0
Cost of materials sold	—	804.6	1,316.9	(827.5)	1,294.0

Gross profit	—	8.8	237.2	—	246.0
Warehousing, delivery, selling, general and administrative	0.3	0.8	167.3	—	168.4
Restructuring and plant closure costs	—	—	2.4	—	2.4

Operating profit (loss)	(0.3)	8.0	67.5	—	75.2
Other income and expense, net	—	—	1.2	—	1.2
Interest and other expense on debt	(11.3)	—	(7.9)	—	(19.2)
Intercompany transactions:
Interest expense on intercompany loans	(8.2)	(2.0)	(4.1)	14.3	—
Interest income on intercompany loans	1.2	0.9	12.2	(14.3)	—

Income (loss) before income taxes	(18.6)	6.9	68.9	—	57.2
Provision (benefit) for income taxes	(6.9)	2.8	25.9		21.8
Equity in (earnings) loss of subsidiaries	(47.1)	—	(4.1)	51.2	—

Net income	$35.4	$4.1	$47.1	$(51.2)	$35.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(In Millions)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32.4	$5.3	$45.3	$(50.6)	$32.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	9.8	—	9.8
Stock-based compensation	0.2	—	1.9	—	2.1
Equity in earnings of subsidiaries	(45.3)	—	(5.3)	50.6	—
Deferred income taxes	(14.2)	—	18.2	—	4.0
Deferred employee benefit cost/funding	—	—	6.2	—	6.2
Gain on sale of assets	—	—	(21.0)	—	(21.0)
Excess tax benefit from stock-based compensation	(2.8)	—	—	—	(2.8)
Change in:
Receivables	—	—	(119.7)	—	(119.7)
Inventories	—	—	(3.9)	—	(3.9)
Other assets	2.8	—	(0.6)	—	2.2
Intercompany receivable/payable	29.0	(88.1)	59.1	—	—
Accounts payable	(1.0)	58.0	12.3	—	69.3
Accrued liabilities	6.8	0.4	(23.2)	—	(16.0)
Other items	5.5	—	(5.2)	—	0.3

Net adjustments	(19.0)	(29.7)	(71.4)	50.6	(69.5)

Net cash provided by (used in) by operating activities	13.4	(24.4)	(26.1)	—	(37.1)

INVESTING ACTIVITIES:
Capital expenditures	—	—	(7.8)	—	(7.8)
Loan to related companies	—	—	(19.7)	19.7	—
Loan repayment from related companies	—	27.9	—	(27.9)	—
Proceeds from sale of assets	—	—	50.2	—	50.2
Proceeds from sales of property, plant and equipment	—	—	2.7	—	2.7

Net cash provided by (used in) in investing activities	—	27.9	25.4	(8.2)	45.1

FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	—	405.0	—	405.0
Repayment of credit facility borrowings	—	—	(200.2)	—	(200.2)
Net short-term proceeds (repayments) under credit facility	(14.0)	—	(208.9)	—	(222.9)
Proceeds from intercompany borrowing	19.7	—	—	(19.7)	—
Repayment of intercompany borrowing	(27.9)	—	—	27.9	—
Net increase/(decrease) in book overdrafts	—	(3.5)	3.9	—	0.4
Credit facility issuance costs	(1.0)	—	—	—	(1.0)
Dividends paid	(1.3)	—	—	—	(1.3)
Proceeds from exercise of common stock options	7.1	—	—	—	7.1
Excess tax benefit from stock-based compensation	2.8	—	—	—	2.8

Net cash provided by (used in) by financing activities	(14.6)	(3.5)	(0.2)	8.2	(10.1)

Net increase (decrease) in cash and cash equivalents	(1.2)	—	(0.9)	—	(2.1)
Beginning cash and cash equivalents	1.5	—	25.9	—	27.4

Ending cash and cash equivalents	$0.3	$—	$25.0	$—	$25.3

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(In Millions)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$35.4	$4.1	$47.1	$(51.2)	$35.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	10.3	—	10.3
Stock-based compensation	0.1	—	0.9	—	1.0
Equity in earnings of subsidiaries	(47.1)	—	(4.1)	51.2	—
Deferred income taxes	(5.2)	—	1.5	—	(3.7)
Deferred employee benefit cost/funding	(0.1)	—	5.6	—	5.5
Restructuring and plant closure costs	—	—	0.8	—	0.8
Change in:
Receivables	(0.2)	—	(91.8)	—	(92.0)
Inventories	—	—	(82.1)	—	(82.1)
Other assets	1.2	—	(3.2)	—	(2.0)
Intercompany receivable/payable	(5.7)	(30.6)	36.3	—	—
Accounts payable	(0.8)	28.3	15.5	—	43.0
Accrued liabilities	(33.5)	0.3	(16.5)	—	(49.7)
Other items	0.4	—	(1.8)	—	(1.4)

Net adjustments	(90.9)	(2.0)	(128.6)	51.2	(170.3)

Net cash provided by (used in) operating activities	(55.5)	2.1	(81.5)	—	(134.9)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(411.2)	—	1.1	—	(410.1)
Capital expenditures	—	—	(6.9)	—	(6.9)
Loan to related companies	—	—	(349.7)	349.7	—
Loan repayment from related companies	1.7	—	1.3	(3.0)	—
Proceeds from sales of assets	—	—	5.9	—	5.9

Net cash provided by (used in) investing activities	(409.5)	—	(348.3)	346.7	(411.1)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	120.0	—	610.7	—	730.7
Repayment of credit facility borrowings	—	—	(55.0)	—	(55.0)
Net short-term proceeds (repayments) under credit facility	7.0	—	116.7	—	123.7
Proceeds from intercompany borrowing	349.7	—	—	(349.7)	—
Repayment of intercompany borrowing	—	(3.0)	—	3.0	—
Net increase/(decrease) in book overdrafts	—	0.9	(3.6)	—	(2.7)
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.5)	—	—	—	(0.5)
Dividends paid	(1.3)	—	—	—	(1.3)

Net cash provided by (used in) financing activities	464.8	(2.1)	434.8	(346.7)	550.8

Net increase (decrease) in cash and cash equivalents	(0.2)	—	5.0	—	4.8
Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Net change in cash and cash equivalents	(0.2)	—	5.5	—	5.3
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$0.4	$—	$23.3	$—	$23.7

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(In Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$0.3	$—	$25.0	$—	$25.3
Restricted cash	—	—	0.5	—	0.5
Receivables less provision for allowances, claims and doubtful accounts	—	—	717.7	—	717.7
Inventories	—	—	829.4	—	829.4
Prepaid expenses and other current assets	13.4	—	20.0	(15.6)	17.8
Intercompany receivable	14.1	373.7	—	(387.8)	—

Total Current Assets	27.8	373.7	1,592.6	(403.4)	1,590.7
Investments and advances	1,653.8	—	105.3	(1,735.2)	23.9
Intercompany notes receivable	—	—	829.1	(829.1)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	391.9	—	391.9
Deferred income taxes	72.4	—	52.8	—	125.2
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	9.6	—	9.6
Goodwill	—	—	62.8	—	62.8
Deferred charges and other assets	19.3	—	4.4	—	23.7

Total Assets	$1,773.3	$373.7	$3,056.4	$(2,967.7)	$2,235.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2.4	$189.0	$155.2	$—	$346.6
Intercompany payable	—	—	387.8	(387.8)	—
Salaries, wages and commissions	—	—	35.2	—	35.2
Other current liabilities	15.7	4.8	35.4	(15.6)	40.3
Short-term credit facility borrowings	6.0	—	23.2	—	29.2
Current portion of long-term debt	100.0	—	—	—	100.0

Total Current Liabilities	124.1	193.8	636.8	(403.4)	551.3
Long-term debt	325.0	—	405.0	—	730.0
Long-term debt—intercompany	730.6	98.5	—	(829.1)	—
Deferred employee benefits and other credits	5.0	—	360.8	—	365.8

Total Liabilities	1,184.7	292.3	1,402.6	(1,232.5)	1,647.1

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	537.9	81.4	1,642.0	(1,723.4)	537.9

Total Stockholders’ Equity	588.6	81.4	1,653.8	(1,735.2)	588.6

Total Liabilities and Stockholders’ Equity	$1,773.3	$373.7	$3,056.4	$(2,967.7)	$2,235.7

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(In Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$—	$25.9	$—	$27.4
Restricted cash	—	—	0.6	—	0.6
Receivables less provision for allowances, claims and doubtful accounts	—	—	610.3	—	610.3
Inventories	—	—	834.3	—	834.3
Prepaid expenses and other current assets	16.5	—	20.0	(15.7)	20.8
Intercompany receivable	43.1	285.6	—	(328.7)	—

Total Current Assets	61.1	285.6	1,491.1	(344.4)	1,493.4
Investments and advances	1,611.4	—	98.4	(1,687.5)	22.3
Intercompany notes receivable	—	—	809.4	(809.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	398.4	—	398.4
Deferred income taxes	57.2	—	72.0	—	129.2
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	10.8	—	10.8
Goodwill	—	—	64.8	—	64.8
Deferred charges and other assets	19.3	—	4.9	—	24.2

Total Assets	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.2	$134.4	$139.1	$—	$276.7
Intercompany payable	—	—	328.7	(328.7)	—
Salaries, wages and commissions	—	—	49.4	—	49.4
Other current liabilities	9.1	4.5	38.8	(15.7)	36.7
Short-term credit facility borrowings	20.0	—	232.1	—	252.1
Current portion of long-term debt	100.1	—	—	—	100.1

Total Current Liabilities	132.4	138.9	788.1	(344.4)	715.0
Long-term debt	325.0	—	200.0	—	525.0
Long-term debt—intercompany	738.8	70.6	—	(809.4)	—
Deferred employee benefits and other credits	5.0	—	358.2	—	363.2

Total Liabilities	1,201.2	209.5	1,346.3	(1,153.8)	1,603.2

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	497.1	76.1	1,599.6	(1,675.7)	497.1

Total Stockholders’ Equity	547.8	76.1	1,611.4	(1,687.5)	547.8

Total Liabilities and Stockholders’ Equity	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

NOTE 14/RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (SFAS 151) an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by us effective January 1, 2006. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 was adopted by us effective January 1, 2006. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The standard also provides guidance on other hybrid instrument accounting issues. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS 155, but do not believe it will have a material impact on our consolidated financial statements.

SFAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to modify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Quarterly Report on Form 10-Q for cautionary information with respect to such forward-looking statements. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which cannot be rapidly reduced in times of declining volume, and maintaining a low fixed cost structure in times of increasing sales volume, have a significant impact on the Company’s profitability. Operating expenses include costs related to warehousing and distributing the Company’s products as well as selling, general and administrative expenses.

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

Results of Operations - Comparison of First Quarter 2006 to First Quarter 2005

The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes.

For the first quarter of 2006, the Company reported consolidated net income of $ 32.4 million, or $1.12 per diluted share, as compared with net income of $35.4 million, or $1.37 per diluted share, in the year-ago quarter.

Included in the first quarter 2006 results is a pretax gain on sale of assets of $21 million, $12.7 million after-tax, or $0.44 per share, from the sale of the Company’s three service centers serving the oil and gas industries.

Included in the first quarter 2005 results is a pretax charge of $2.4 million, $1.5 million after-tax or $0.06 per share, associated with workforce consolidations resulting from the acquisition of Integris Metals. $1.5 million of the $2.4 million accrual is for future cash outflows. The Company expects to realize future annual cost and cash flow savings of $0.9 million from this restructuring action.

The following table shows the Company’s percentage of sales revenue by major product lines for the first three months of 2006 and 2005, respectively:

	Percentage of Sales Revenue Three Months Ended March 31,
Product Line	2006	2005
Carbon flat rolled	25%	26%
Stainless and aluminum	51	50
Fabrication and carbon plate	8	9
Bars, tubing and structurals	10	10
Other	6	5

Total	100%	100%

Net Sales. Revenue for the first quarter of 2006 decreased 6.0 percent to $1,447.8 million from the same period a year ago. Average selling price decreased 2.2 percent, against the peak price levels in the first quarter of 2005. Volume for the first quarter of 2006 declined 3.8 percent from the first quarter of 2005. The decline in volume was largely due to the loss of two large accounts, one of which went mill direct and the other relocated operations offshore.

Gross profit. Gross profit per ton of $259 in the first quarter of 2006 decreased from $276 per ton in the year-ago quarter primarily due to lower average selling price year-over-year. Gross profit as a percent of sales in the first quarter of 2006 declined to 15.4 percent from 16.0 percent a year ago. Gross profit per ton and gross margin improved during the course of the first quarter of 2006 as average selling prices increased.

Operating expenses. Total operating expenses decreased by $15.3 million to $155.5 million in the first quarter of 2006 from $170.8 million a year ago. However, excluding the $21 million gain on the sale of assets, the remaining operating expenses increased by $5.7 million from the year-ago period. The increase was primarily due to higher system integration implementation expense ($2.7 million), higher delivery & fuel costs ($2.1 million) and higher labor costs ($1.8 million) in the current quarterly period. First quarter 2005 operating expenses include the $2.4 million restructuring charge discussed above. On a per ton basis, first quarter 2006 operating expenses excluding the gain on sale of assets increased to $206 per ton from $192 per ton in the year-ago period.

Operating profit. For the quarter, the Company reported an operating profit of $67.1 million, or $78 per ton, compared to an operating profit of $75.2 million, or $84 per ton, in the year-ago period, as result of factors discussed above.

Interest and other expense on debt. Interest and other expense on debt decreased to $15.0 million from $19.2 million in the year-ago quarter, primarily due to significantly lower average borrowing on the credit facility. In addition, the first quarter of 2005 period was unfavorably impacted by the commitment fees associated with amending borrowing arrangements associated with the acquisition of Integris Metals.

Provision for income taxes. In the first quarter of 2006 the Company recorded income tax expense of $19.9 million compared to an $21.8 million income tax expense in the first quarter of 2005. The effective tax rate was 38.1% in the first quarter of 2006 and the first quarter of 2005.

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

The Company had cash and cash equivalents at March 31, 2006 of $25.3 million, compared to $27.4 million at December 31, 2005. At March 31, 2006, the Company had $859.2 million total debt outstanding, a debt-to-capitalization ratio of 59% and $614 million available under its revolving credit facility.

Net cash used in operating activities was $37.1 million in the quarter ended March 31, 2006, primarily due to an increase in accounts receivable of $119.7 million, partially offset by net income of $32.4 million and a $69.3 million increase in accounts payable. Accounts receivable were higher at March 31, 2006 as compared to December 31, 2005 as a result of higher revenues due to a greater number of shipping days during the last half of the first quarter of 2006 as compared to the last half of the fourth quarter of 2005.

Capital expenditures during the quarter ended March 31, 2006 totaled $7.8 million compared to $6.9 million and $32.6 million for the quarter ended March 31, 2005 and the year ended December 31, 2005, respectively. On March 13, 2006, the Company sold certain assets related to its U.S. oil and gas, tubular alloy and bar alloy business and received sales proceeds of $50.2 million and a $4 million, 3-year note. During the first quarter of 2006, the Company also received $2.5 million from the sale of a facility in the state of Alabama.

Net cash used in financing activities in the first quarter of 2006 was $10.1 million, as a result of net repayments under the Company’s revolving credit facility of $18.1 million. During the first three months of 2006, the Company also paid $1.0 million of fees associated with amending the revolving credit facility and received $7.1 million of proceeds on the exercise of common stock options.

Total Debt

As a result of the cash flow generated in the first quarter of 2006, borrowings declined $18.0 million under the revolving credit facility, and total debt in the Consolidated Balance Sheet declined to $859.2 million at March 31, 2006 from $877.2 million at December 31, 2005.

Total debt outstanding as of March 31, 2006 consisted of the following amounts: $434 million borrowing under the credit facility, $100 million 9 1/8% Notes, $175 million 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and $150 million 8 1/4% Senior Notes due 2011 (the “2011 Notes”). Discussion of each of these borrowing arrangements follows.

During the first three months of 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 1.9 million potential shares to diluted shares outstanding. During the first three months of 2005, our average share price did not exceed the conversion price of the 2024 Notes, and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS.

Credit Facility

On January 4, 2005, the Company entered into an amendment and restatement of its existing $525 million revolving credit facility, and Integris Metals’ existing $350 million revolving credit facility, resulting in a new 5-year, $1.1 billion revolving credit facility (the “Credit Facility”). On December 20, 2005, the Company entered into a new amendment effective January 3, 2006 (the “Amendment No. 1”) to the Credit Facility. Amendment No. 1 extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders’ right to request the pledge of the stock of certain of the Company’s subsidiaries; eliminated restrictions on take-or-pay contracts; and provided further flexibility in the covenants and restrictions under the Credit Facility as discussed below. The amount of the Credit Facility may be increased by up to $200 million under certain circumstances. The Company paid $10.1 million in January 2005 for fees associated with the amended revolving credit facility and an additional $1.0 million for fees related to Amendment No. 1 in January 2006. These fees will be amortized over the term of the amended facility.

At March 31, 2006, the Company had $434 million outstanding funded borrowing under its revolving credit agreement, $39 million of letters of credit issued under the Credit Facility and $614 million available under the $1.1 billion revolving credit agreement, compared to $575 million available on December 31, 2005 under the Credit Facility. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.0 percent at March 31, 2006 and 6.4 percent at December 31, 2005.

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

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of the Company’s debt (including its 9  1/8% Notes due in 2006 (the “2006 Notes”), its 3.50% Convertible Senior Notes due 2024 and its 8 1/4% Senior Notes due 2011 (collectively, with the 2006 Notes, the “Bonds”)). Stock repurchases, dividends and, with respect to the Bonds if not made from the proceeds of new debt or equity, prepayments/repurchases of the Company’s debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company (except from the proceeds of new debt or equity) is prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and are limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve-month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Credit Facility also contains covenants that, among other things, limit the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

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

$100 Million 9 1/8 % Notes due July 15, 2006

At March 31, 2006, $100 million of the Company’s 9 1/8% Notes due July 15, 2006 remain outstanding. Interest on the 2006 Notes is payable semi-annually. The indenture under which the 2006 Notes were issued in 1996 contains covenants limiting, among other things, the creation of certain types of secured indebtedness, sale and leaseback transactions, the repurchase of capital stock, transactions with affiliates and mergers, consolidations and certain sales of assets. In addition, the 2006 Notes restrict the payment of dividends if the Company’s Consolidated Net Worth does not exceed a minimum level. At March 31, 2006, the Company was in compliance with this net worth test. The 2006 Notes also include a cross-default provision in the event of a default in the revolving credit facility. The Company was in compliance with the indenture covenants at March 31, 2006. The Company anticipates that the Credit Facility will provide sufficient funds to redeem the 2006 Notes at maturity on July 15, 2006.

$175 Million 3.50% Convertible Senior Notes due 2024

At March 31, 2006, $175 million of the Company’s 3.50% Convertible Senior Notes due 2024 remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of the Company’s subsidiaries, on a senior unsecured basis and are convertible into the Company’s common stock at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

The 2024 Notes are convertible into shares of the Company’s common stock on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter, the last reported sale price of the Company’s common stock was not greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading for the quarter ended March 31, 2006; (2) at any time on or after January 1, 2020, if the last reported sale price of the Company’s common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions. At March 31, 2006, none of these events had occurred and, as a result, the holders of the 2024 Notes did not have the right to convert their 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At March 31, 2006, $150 million of the Company’s 8 1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/ leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with these covenants as of March 31, 2006. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. The 2011 Notes do not have an investment grade rating.

Pension Funding

At December 31, 2005, pension liabilities exceeded trust assets by $130 million. The Company anticipates that it will not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2006 but could have sizable future pension contribution requirements for the Ryerson Pension Plan, into which the Integris Pension Plan was merged. Future contribution requirements depend on the investment returns on plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its credit facility described above will provide sufficient funds if the Company elects to make a contribution in 2006.

Contractual Obligations

The following table presents contractual obligations at March 31, 2006:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In Millions)
Long-Term Notes	$250	$100	$—	$—	$150
Convertible Senior Note	175	—	—	175	—
Credit Facility	434	29	—	405	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	309	47	89	83	90
Purchase Obligations	122	122	—	—	—
Operating leases	89	23	33	15	18

Total	$1,379	$321	$122	$678	$258

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Outlook

Current business is generally strong as pricing has recently increased after a generally declining trend through most of 2005. The Company has experienced some spot shortages of materials as mill lead times extend and imports are becoming less available. Domestic metals pricing remains difficult to predict due to its commodity nature and the extent to which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, and other factors. The Company is unable to predict the duration of the current upturn in the domestic economic cycle and of any supply imbalances.

Several of the Company’s largest customers have recently been acquired. The Company is unable to predict the impact of the acquisitions on the customers’ purchases from the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The Company has pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed on $85.0 million of debt, through June 2006. These interest rate swaps had an asset value of approximately $0.6 million at March 31, 2006. The Company currently does not account for these interest rate swaps as hedges but rather marks these swaps to market with a corresponding offset to current earnings.

On January 11, 2006 the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed. The swaps are effective from July 15, 2006 through July 15, 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” and had an asset value of approximately $1.1 million at March 31, 2006.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $7.8 million outstanding at March 31, 2006, and an asset value of $0.0 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of March 31, 2006 and there were no outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $926 million at March 31, 2006 and $931 million at December 31, 2005, as compared with the carrying value of $859 million at March 31, 2006 and $877 million at December 31, 2005. Approximately 49.5% and 48.5% of the Company’s debt was at fixed rates of interest at March 31, 2006 and December 31, 2005, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006.

Based upon management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 and because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006 the Company’s disclosure controls and procedures were not effective.

Notwithstanding the material weakness described below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 identified the following material weakness in the Company’s internal control over financial reporting, which continued to exist as of March 31, 2006.

The Company did not maintain effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of material sold accounts. Specifically, the Company did not have controls designed and in place over the completeness, accuracy and valuation of inventory in accordance with generally accepted accounting principles and the presentation of processing costs within the Company’s consolidated statements of operations and reinvested earnings. Certain processing costs were classified as warehousing and delivery costs that should have been classified as cost of materials sold. Additionally, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to ensure complete, accurate and timely evaluation of the selection, application and implementation of generally accepted accounting principles relative to inventory and related cost of material sold. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, as well as audit adjustments to the fourth quarter of 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of sales that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: May 5, 2006

Part I — Schedule A

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	March 31, 2006		December 31, 2005
	(In Millions)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value): 79,518 shares issued and outstanding at March 31, 2006 and 79,968 shares issued and outstanding at December 31, 2005		$0.1		$0.1
Common stock ($1 par value): 50,556,350 shares issued at March 31, 2006 and December 31, 2005		50.6		50.6
Capital in excess of par value		837.6		847.0
Retained earnings
Balance beginning of year	$468.4		$375.5
Net income	32.4		98.1
Dividends
Series A preferred stock - $0.60 per share at March 31, 2006 and $2.40 per share at December 31, 2005	(0.1)		(0.2)
Common Stock - $0.05 per share at March 31, 2006 and $0.20 per share at December 31, 2005	(1.2)	499.5	(5.0)	468.4

Restricted stock awards		–		(0.8)
Treasury stock, at cost - 24,433,997 shares at March 31, 2006 and 24,989,128 shares at December 31, 2005		(711.8)		(729.0)
Accumulated other comprehensive income (loss)
Minimum pension liability	(98.9)		(98.9)
Unrealized gain on derivative instruments	0.7		–
Foreign currency translation	10.8	(87.4)	10.4	(88.5)

Total Stockholders’ Equity		$588.6		$547.8

EXHIBIT INDEX

Exhibit Number		Description
2.1		Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1		Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2		By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1		Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2		9 1/8% Notes due July 15, 2006

(a	)	Indenture, dated as of July 1, 1996, between the Company and The Bank of New York. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

(b	)	First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Specimen of 9 1/8% Note due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.3		3.50% Convertible Senior Notes due 2024

(a	)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b	)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4		8 1/4% Senior Notes due 2011

(a	)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b	)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Specimen of 144A 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d	)	Specimen of Regulation S 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number		Description

4.5		Credit Facilities

(a	)	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b	)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 22, 2005 among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d	)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*		Employment Agreements

(a	)*	Conformed Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 between the Company and Neil S. Novich (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b	)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c	)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d	)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e	)*	Conformed Confidentiality and Non-Competition Agreement dated July 1, 1999 as amended and restated January 1, 2006 between the Company and Stephen E. Makarewicz (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.2*		Severance Agreements

(a	)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

(b	)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c	)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

* Management contract or compensatory plan or arrangement

(d	)-1*	Form of Senior Executive Change in Control Agreement (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d	)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.3(d)-1 (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e	)-1*	Form of Executive Change in Control Agreement, (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e	)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10(e)-1 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117) and incorporated by reference herein.)

10.3*		Stock Plans

(a	)-1*	Ryerson 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a	)-2*	Form of restricted stock award agreement. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a	)-3*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Report on Form 10-K filed on March 22, 2004 (File No 1-9117) and incorporated by reference herein.)

(a	)-4*	Form of 2005 performance award agreement. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a	)-5*	Form of 2006 performance stock unit award agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a	)-6*	2004 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a	)-7*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a	)-8*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b	)-1*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b	)-2*	Schedule of special achievement award to certain named executive officers. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (file No 1-9117) and incorporated by reference herein.)

(c	)*	Ryerson 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d	)*	Ryerson 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e	)*	Ryerson 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(f	)-1*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(f	)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

* Management contract or compensatory plan or arrangement

Exhibit Number		Description

10.4*		Annual Incentive Plan

(a	)*	Ryerson Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

(b	)*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c	)*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.5*		Ryerson Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.6*		Ryerson Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.7*		Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.8*		Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.8(a)*		Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.9*		Named Executive Officer Merit Increases effective January 30, 2006. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.10*		Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

31.1		Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement