Form 10-Q
period 2006-06-30
RYERSON INC.
filed 2006-08-03
CIK 790528

Second Quarter – 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,168,994 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of July 31, 2006.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
NET SALES	$1,508.6	$1,520.2	$2,956.4	$3,060.2
Cost of materials sold	1,275.7	1,288.9	2,500.9	2,582.9

GROSS PROFIT	232.9	231.3	455.5	477.3
Warehousing, delivery, selling, general and administrative	179.7	166.8	355.9	335.2
Restructuring and plant closure costs	0.4	0.6	0.7	3.0
Gain on the sale of assets	(0.6)	—	(21.6)	—

OPERATING PROFIT	53.4	63.9	120.5	139.1
Other income and expense, net	(0.1)	1.6	0.1	2.8
Interest and other expense on debt	(15.8)	(20.6)	(30.8)	(39.8)

INCOME BEFORE INCOME TAXES	37.5	44.9	89.8	102.1
PROVISION FOR INCOME TAXES	15.3	19.2	35.2	41.0

NET INCOME	22.2	25.7	54.6	61.1
DIVIDENDS ON PREFERRED STOCK	—	—	0.1	0.1

NET INCOME APPLICABLE TO COMMON STOCK	$22.2	$25.7	$54.5	$61.0

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except per share data)
EARNINGS PER SHARE OF COMMON STOCK
Basic	$0.85	$1.02	$2.10	$2.43

Diluted	$0.76	$0.99	$1.88	$2.37

STATEMENT OF COMPREHENSIVE INCOME
NET INCOME	$22.2	$25.7	$54.6	$61.1
OTHER COMPREHENSIVE INCOME:
Unrealized gain on derivative instruments	0.5	0.1	1.2	0.1
Foreign currency translation adjustments	6.9	(1.4)	7.3	(2.1)

COMPREHENSIVE INCOME	$29.6	$24.4	$63.1	$59.1

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in millions)
OPERATING ACTIVITIES:
Net income	$54.6	$61.1

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19.7	20.4
Stock-based compensation	5.0	1.4
Deferred income taxes	12.3	(8.2)
Deferred employee benefit cost	8.5	10.6
Excess tax benefit from stock-based compensation	(4.4)	—
Restructuring and plant closure costs	—	1.2
Gain on the sale of assets	(21.6)	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(168.6)	(53.1)
Inventories	(117.6)	(33.5)
Other assets	(2.5)	(0.4)
Accounts payable	98.2	(5.4)
Accrued liabilities	(15.3)	(17.5)
Accrued taxes payable	1.9	(26.4)
Other items	2.1	(0.3)

Net adjustments	(182.3)	(111.2)

Net cash used in operating activities	(127.7)	(50.1)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired of $1.1 million	—	(410.3)
Capital expenditures	(15.8)	(14.1)
Proceeds from sales of assets	54.3	—
Proceeds from sales of property, plant and equipment	3.2	6.7

Net cash provided by (used in) investing activities	41.7	(417.7)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisition	—	(234.0)
Proceeds from credit facility borrowings	785.0	1,107.0
Repayment of credit facility borrowings	(540.8)	(416.3)
Net short-term proceeds/(repayments) under credit facility	(180.9)	34.6
Credit facility issuance costs	(1.0)	(10.1)
Bond issuance costs	—	(0.6)
Net increase/(decrease) in book overdrafts	11.1	(2.4)
Dividends paid	(2.7)	(2.6)
Proceeds from exercise of common stock options	9.0	0.5
Excess tax benefit from stock-based compensation	4.4	—

Net cash provided by financing activities	84.1	476.1

Net increase (decrease) in cash and cash equivalents	(1.9)	8.3
Effect of exchange rate changes on cash	—	(1.2)

Net change in cash and cash equivalents	(1.9)	7.1
Cash and cash equivalents—beginning of period	27.4	18.4

Cash and cash equivalents—end of period	$25.5	$25.5

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$25.7	$30.0
Income taxes, net	18.9	73.7

See notes to consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2006		December 31, 2005
	(in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$25.5		$27.4
Restricted cash		0.4		0.6
Receivables less provision for allowances, claims and doubtful accounts of $23.9 and $21.0, respectively		769.5		610.3
Inventories		944.6		834.3
Prepaid expenses and other assets		20.6		19.8
Deferred income taxes		—		1.0

Total current assets		1,760.6		1,493.4
INVESTMENTS AND ADVANCES		25.5		22.3
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$776.2		$771.9
Less accumulated depreciation	384.4	391.8	373.5	398.4

DEFERRED INCOME TAXES		119.8		129.2
INTANGIBLE PENSION ASSET		7.9		7.9
OTHER INTANGIBLES		8.6		10.8
GOODWILL		62.0		64.8
OTHER ASSETS		23.3		24.2

Total Assets		$2,399.5		$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$389.1		$276.7
Salaries, wages and commissions		40.1		49.4
Other accrued liabilities		40.1		36.7
Short-term credit facility borrowings		—		252.1
Current portion of long-term debt		100.0		100.1

Total current liabilities		569.3		715.0
LONG-TERM DEBT		841.4		525.0
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		368.8		363.2

Total liabilities		1,779.5		1,603.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		620.0		547.8

Total Liabilities and Stockholders’ Equity		$2,399.5		$2,151.0

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

We conduct materials distribution operations in the United States through our operating subsidiary, JT Ryerson; in Canada through our operating subsidiaries IM Canada and Ryerson Canada; in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V., a materials distributor in Mexico; and in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. We distribute and process metals and other materials throughout the continental United States.

The following table shows our percentage of sales revenue by major product lines for the three and six months ended June 30, 2006 and 2005, respectively:

	Percentage of Sales Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2006	2005	2006	2005
Stainless and aluminum	53%	48%	52%	49%
Carbon flat rolled	26	26	25	26
Fabrication and carbon plate	9	10	9	10
Bars, tubing and structurals	8	10	9	10
Other	4	6	5	5

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain items previously reported have been reclassified to conform with the 2006 presentation. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to performance awards and nonvested stock grants which have a grant price equal to market price. The following table illustrates stock-based compensation recognized in the statement of operations by category of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Stock-based compensation related to:
Performance awards	$1.7	$0.3	$3.3	$1.1
Grants of nonvested stock	1.2	0.1	1.5	0.3
Stock options granted to employees and directors	—	—	0.1	—
Stock appreciation rights	—	—	0.1	—

Stock-based compensation recognized in the statement of operations	$2.9	$0.4	$5.0	$1.4

With the adoption of SFAS 123R, the Company has elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Company Plans

The 2002 Incentive Stock Plan, approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans, to officers and other key employees. As of June 30, 2006, a total of 679,149 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the grant date. Generally, options become exercisable over a three-year period, with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant.

The 2002 Plan also provides, as did the 1999 and 1995 Plans, for the granting of restricted stock, stock appreciation rights (“SARs”) and performance awards to officers and other key employees. Restricted stock grants are valued at the market price per share at the date of grant and generally vest over a three to five-year period. Performance awards, which are nonvested stock units, are granted to key employees based upon the market price per share at the date of grant and are settled in the form of common stock and/or cash at the end of a four-year period, subject to the achievement of certain performance goals.

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

The non-employee directors can choose to defer payment of all or any portion of their fees into Ryerson stock equivalents earning dividend equivalents or into a deferred cash account that earns interest at the prime rate in effect at JPMorgan Chase & Co. (or its successor). We pay the deferred amounts in from one to ten installments after the director leaves the Board.

Prior to the 2004-2005 director term, we paid a portion of the director annual base fee in stock options awarded to each non-employee director. Under the Directors’ Compensation Plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the grant date. Generally, options became exercisable over a one-year period, with one-half becoming fully exercisable six months after the date of grant. Options expire ten years from the date of grant. As of June 30, 2006, a total of 65,425 shares were available for future grants.

Summary of Assumptions and Activity

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. A summary of option activity as of June 30, 2006, and changes during the six months then ended, is presented below:

Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in millions)
Outstanding at December 31, 2005	2,861,285	$13.98
Options granted	—	—
Exercised	(767,297)	11.70
Forfeited	—	—
Canceled or expired	(185,430)	32.96

Outstanding at June 30, 2006	1,908,558	$13.05	4.1	$27.6

Exercisable at June 30, 2006	1,906,908	$13.05	4.1	$27.6

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $11.4 million. Upon the exercise of options, the Company issues common stock from its treasury shares.

As of June 30, 2006, there were 54,000 outstanding and exercisable SARs with a fair value of $0.3 million. The SARs are classified as liability awards and expire in 2008. During the six months ended June 30, 2006, no SARs were granted, vested or forfeited.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. A summary of the nonvested restricted stock as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	106,418	$14.48
Nonvested shares granted	31,340	26.13
Vested	(22,073)	12.23
Forfeited	(2,500)	12.27

Nonvested at June 30, 2006	113,185	$18.19

As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock; that cost is expected to be recognized over a period of four years. The fair value of shares vested during the six months ended June 30, 2006, was $0.6 million.

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. A summary of the performance awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,002,238	$13.51
Nonvested shares granted	781,000	29.75
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	1,783,238	$20.62

As of June 30, 2006, there was $17.5 million of total unrecognized compensation cost related to nonvested performance awards; that cost is expected to be recognized over a period of four years.

The total tax benefit realized for the tax deduction for stock-based compensation was $4.5 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income was $0.1 million and $0.0 million lower for the respective three and six months ended June 30, 2006 than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123R did not impact the basic or diluted earnings per share of $0.85 and $0.76 for the three months ended June 30, 2006 and $2.10 and $1.88 for the six months ended June 30, 2006, respectively.

If the fair-value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three and six months ended June 30, 2005, the pro-forma effect on net income, basic and diluted earnings per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in millions, except per share amounts)
Net income applicable to common stock, as reported	$25.7	$61.0
Deduct: Total stock-based compensation expense determined under the fair value method for all stock option awards, net of related tax effects	0.1	0.3

Pro forma net income applicable to common stock	$25.6	$60.7

Basic earnings per share:
As reported	$1.02	$2.43

Pro forma	$1.01	$2.41

Diluted earnings per share:
As reported	$0.99	$2.37

Pro forma	$0.98	$2.34

NOTE 3/INVENTORIES

Inventories were classified as follows:

	June 30, 2006	December 31, 2005
	(in millions)
In process and finished products	$944.6	$834.3

The difference between replacement cost of inventory as compared to the stated LIFO value was $351 million and $273 million at June 30, 2006 and December 31, 2005, respectively. Approximately 85% and 87% of inventories are accounted for under the LIFO method at June 30, 2006 and December 31, 2005, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

NOTE 4/EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Basic earnings per share
Net income	$22.2	$25.7	$54.6	$61.1
Less preferred stock dividends	—	—	0.1	0.1

Net income available to common stockholders	$22.2	$25.7	$54.5	$61.0

Average shares of common stock outstanding	26.1	25.2	25.9	25.1

Basic earnings per share	$0.85	$1.02	$2.10	$2.43

Diluted earnings per share
Net income available to common stockholders	$22.2	$25.7	$54.5	$61.0
Effect of convertible preferred stock	—	—	0.1	0.1

Net income available to common stockholders and assumed conversions	$22.2	$25.7	$54.6	$61.1

Average shares of common stock outstanding	26.1	25.2	25.9	25.1
Dilutive effect of stock options	0.8	0.5	0.8	0.5
Restricted stock and performance awards	0.4	—	0.4	0.1
Convertible securities	1.9	0.1	2.0	0.1

Shares outstanding for diluted earnings per share calculation	29.2	25.8	29.1	25.8

Diluted earnings per share	$0.76	$0.99	$1.88	$2.37

During the three-month and six-month periods ended June 30, 2006, all options outstanding were included in the computation of diluted earnings per share (“EPS”) because the options were dilutive. In the three-month and six-month periods ended June 30, 2005, options to purchase 1,444,126 shares of common stock at prices ranging from $16.03 per share to $33.22 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Upon conversion of Ryerson’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”), the holders of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and Ryerson’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the three-month and six-month periods ended June 30, 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 1.9 million potential shares to diluted shares outstanding. During the three-month and six-month periods ended June 30, 2005, our average share price did not exceed the conversion price of the 2024 Notes, and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS. The maximum number of shares we may issue with respect to the 2024 Notes is 11,872,455.

NOTE 5/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the period ended June 30, 2006:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(in millions)
Balance at December 31, 2005	$1.2	$1.8	$3.0
Restructuring charges	0.3	—	0.3
Cash payments	(0.7)	(0.2)	(0.9)

Balance at March 31, 2006	0.8	1.6	2.4
Restructuring charges	0.4	—	0.4
Cash payments	(0.5)	(0.1)	(0.6)

Balance at June 30, 2006	$0.7	$1.5	$2.2

2006

In 2006, we recorded a charge of $0.3 million in the first quarter and $0.1 million in the second quarter due to workforce reductions resulting from our integration of IM-US and IM Canada (collectively, “Integris Metals”) with Ryerson. The charges consist of future cash outlays for employee-related costs, including severance for 13 employees. Combined with the 2005 restructuring charge discussed below, to date we have recorded a total charge of $4.4 million for workforce reductions related to our acquisition of Integris Metals. The June 30, 2006 accrual balance of $0.4 million will be paid through mid-2007. We expect to record additional restructuring charges of $7 million to $11 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues over the next 12 months. In the second quarter of 2006, we also recorded a charge of $0.3 million for other workforce reductions. The charge consists of future cash outlays for employee-related costs, including severance for eight people. The June 30, 2006 accrual balance of $0.3 million will be paid through mid-2007.

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

2000

At December 31, 2005, a $1.8 million restructuring balance remained for future lease payments for a facility closed in the 2000 restructuring. During the first six months of 2006, we utilized $0.3 million of the restructuring accrual. The June 30, 2006 accrual balance of $1.5 million will be paid through 2008.

NOTE 6/COMMITMENTS AND CONTINGENCIES

Ryerson is a defendant in antitrust litigation. We believe that the suit is without merit and have answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the summary judgment motion of all of the defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

In the third quarter of 2003, Ryerson and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables us to provide expanded service capability in Mexico. We guaranteed the borrowings of Coryer under Coryer’s credit facility. At June 30, 2006, the amount of the guaranty was $4.1 million.

NOTE 7/RETIREMENT BENEFITS

The following tables summarize the components of net periodic benefit cost for the three-month and six-month periods ended June 30 of 2006 and 2005 for the Ryerson Pension Plan (including the former Integris Non-Union Pension Plan and the former Integris Union Pension Plan) and postretirement benefits other than pension:

For the three-month period ended June 30:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost
Service cost	$1	$2	$1	$1
Interest cost	9	9	3	3
Expected return on assets	(11)	(10)	—	—
Amortization of prior service cost	1	—	(1)	(1)
Recognized actuarial loss	3	4	—	1

Net periodic benefit cost	$3	$5	$3	$4

For the six-month period ended June 30:

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost
Service cost	$2	$3	$2	$2
Interest cost	19	18	6	6
Expected return on assets	(22)	(20)	—	—
Amortization of prior service cost	1	1	(3)	(2)
Recognized actuarial loss	6	7	1	1

Net periodic benefit cost	$6	$9	$6	$7

Contributions

We do not have any required ERISA contributions for 2006, but we intend to make a voluntary contribution in the range of $15 to $20 million in the third quarter of 2006.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for Integris Metals at January 4, 2005:

	At January 4, 2005
	(in millions)
Cash and cash equivalents	$1.1
Accounts receivable	241.5
Inventories	401.8
Other current assets	13.7
Property, plant and equipment	176.5
Intangible assets	14.7
Goodwill	64.8
Other assets	13.9

Total assets acquired		$928.0
Current liabilities	$(158.5)
Long-term debt	(234.0)
Deferred employee benefits and other credits	(124.3)

Total liabilities assumed		(516.8)

Net assets acquired		$411.2

Our financial statements presented in this Form 10-Q reflect the financial results of Integris Metals since the date of acquisition, January 4, 2005. Since the difference between the reported results and pro forma results as if the acquisition had occurred on January 1, 2005 is immaterial, no pro forma 2005 results are presented.

NOTE 9/GOODWILL

The changes in carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Carrying Amount
(in millions)
Balance at December 31, 2005	$64.8
Goodwill allocated to disposed assets	(2.0)
Settlement of acquired tax liability	(0.8)

Balance at June 30, 2006	$62.0

In the first quarter of 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy businesses (see Note 12 for further discussion). In the second quarter of 2006, an uncertain tax position relating to a tax return of Integris Metals for a period prior to acquisition was settled.

NOTE 10/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at June 30, 2006 and December 31, 2005:

	At June 30, 2006		At December 31, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Customer relationships	$13.4	$5.6	$13.8	$3.8
Trademarks	0.9	0.1	0.9	0.1

Total	$14.3	$5.7	$14.7	$3.9

In the first quarter of 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy businesses (see Note 12 for further discussion). The gross carrying amount of intangible assets was reduced by $0.4 million and accumulated amortization was reduced by $0.1 million in the first quarter of 2006 to reflect the disposal of intangible assets associated with customer relationships.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in millions)
Aggregate amortization expense	$1.0	$0.9	$1.9	$1.9

NOTE 11/LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in millions)
Credit Facility	$516.4	$452.1
9 1/8% Notes due July 15, 2006	100.0	100.1
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	941.4	877.2
Less:
Short-term credit facility borrowings	—	252.1
9 1/8% Notes due within one year	100.0	100.1

Total long-term debt	$841.4	$525.0

Credit Facility

On January 4, 2005, we entered into an amendment and restatement of our $525 million revolving credit facility and Integris Metals’ $350 million revolving credit facility, resulting in a new 5-year, $1.1 billion revolving credit facility. On December 20, 2005, the Company entered into an amendment effective January 3, 2006 (the “Amendment No. 1”) to the credit facility (collectively referred to as the “Credit Facility”). The amendment extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders’ right to request the pledge of the stock of certain of the Company’s subsidiaries; and provided further flexibility in the covenants and restrictions under the Credit Facility as discussed below. The amount of the Credit Facility may be increased by up to $200 million under certain circumstances.

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

At June 30, 2006, we had $516 million of outstanding funded borrowing under the Credit Facility, $57 million of letters of credit issued under the Credit Facility and $527 million available under the $1.1 billion Credit Facility, compared to $575 million available on December 31, 2005. The weighted average interest rate on the borrowings under the Credit Facility was 6.7 percent and 6.4 percent at June 30, 2006 and December 31, 2005, respectively

Amounts outstanding under the Credit Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for our Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.00% and 0.75% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

In addition to paying interest on outstanding principal, we (and certain of our subsidiaries that also are permitted to borrow under the facility) are required to pay a commitment fee of up to 0.375% of the daily average unused portion of the committed loans under the Credit Facility (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

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

$100 Million 9 1/8% Notes due 2006

At June 30, 2006, $100 million of the 2006 Notes remained outstanding. Interest on the 2006 Notes was payable semi-annually. On July 17, 2006, the Company paid the 2006 Notes with proceeds from borrowings under the Credit Facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At June 30, 2006, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

The 2024 Notes are convertible into shares of common stock of Ryerson on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of Ryerson’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the common stock of Ryerson; (4) if we call the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions. At June 30, 2006, none of these events had occurred and, as a result, the holders of the 2024 Notes did not have the right to convert their 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2006, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

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

NOTE 12/GAIN ON SALE OF ASSETS

On March 13, 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy business. We received approximately $50.2 million of cash proceeds and a $4 million, 3-year note in payment of the purchase price. In the first quarter of 2006, we recorded a gain on the sale of $21.0 million pretax, $12.7 million after-tax, or $0.44 per diluted share. In the second quarter of 2006, we received additional cash proceeds of $4.1 million, primarily relating to proceeds from the 3-year note and adjustments to the purchase price. We recorded a gain on the sale of $0.6 million pretax, $0.4 million after-tax, or $0.01 per diluted share in the second quarter of 2006 resulting from the note proceeds and purchase price adjustments.

NOTE 13/CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In November 2004, Ryerson issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of Ryerson. In December 2004, Ryerson issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Procurement Corporation. The following condensed consolidating financial information as of June 30, 2006 and December 31, 2005 and for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,266.7	$1,541.6	$(1,299.7)	$1,508.6
Cost of materials sold	—	1,253.0	1,322.4	(1,299.7)	1,275.7

Gross profit	—	13.7	219.2	—	232.9
Warehousing, delivery, selling, general and administrative	1.4	1.0	177.3	—	179.7
Restructuring and plant closure costs	—	—	0.4	—	0.4
Gain on the sale of assets	—	—	(0.6)	—	(0.6)

Operating profit (loss)	(1.4)	12.7	42.1	—	53.4
Other income and expense, net	—	—	(0.1)	—	(0.1)
Interest and other expense on debt	(8.7)	—	(7.1)	—	(15.8)
Intercompany transactions:
Interest expense on intercompany loans	(15.0)	(3.2)	(2.6)	20.8	—
Interest income on intercompany loans	0.5	0.1	20.2	(20.8)	—

Income (loss) before income taxes	(24.6)	9.6	52.5	—	37.5
Provision (benefit) for income taxes	(7.6)	3.9	19.0		15.3
Equity in (earnings) loss of subsidiaries	(39.2)	—	(5.7)	44.9	—

Net income	$22.2	$5.7	$39.2	$(44.9)	$22.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$695.4	$1,545.0	$(720.2)	$1,520.2
Cost of materials sold	—	687.9	1,321.2	(720.2)	1,288.9

Gross profit	—	7.5	223.8	—	231.3
Warehousing, delivery, selling, general and administrative	0.2	0.9	165.7	—	166.8
Restructuring and plant closure costs	—	—	0.6	—	0.6

Operating profit (loss)	(0.2)	6.6	57.5	—	63.9
Other income and expense, net	0.1	—	1.5	—	1.6
Interest and other expense on debt	(10.3)	—	(10.3)	—	(20.6)
Intercompany transactions:
Interest expense on intercompany loans	(10.0)	(2.1)	(4.1)	16.2	—
Interest income on intercompany loans	1.4	1.4	13.4	(16.2)	—

Income (loss) before income taxes	(19.0)	5.9	58.0	—	44.9
Provision (benefit) for income taxes	(6.8)	2.3	23.7		19.2
Equity in (earnings) loss of subsidiaries	(37.9)	—	(3.6)	41.5	—

Net income	$25.7	$3.6	$37.9	$(41.5)	$25.7

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,409.4	$3,023.9	$(2,476.9)	$2,956.4
Cost of materials sold	—	2,383.3	2,594.5	(2,476.9)	2,500.9

Gross profit	—	26.1	429.4	—	455.5
Warehousing, delivery, selling, general and administrative	1.7	1.9	352.3	—	355.9
Restructuring and plant closure costs	—	—	0.7	—	0.7
Gain on the sale of assets	—	—	(21.6)	—	(21.6)

Operating profit (loss)	(1.7)	24.2	98.0	—	120.5
Other income and expense, net	0.1	—	—	—	0.1
Interest and other expense on debt	(17.6)	—	(13.2)	—	(30.8)
Intercompany transactions:
Interest expense on intercompany loans	(28.8)	(6.1)	(5.6)	40.5	—
Interest income on intercompany loans	1.0	0.3	39.2	(40.5)	—

Income (loss) before income taxes	(47.0)	18.4	118.4	—	89.8
Provision (benefit) for income taxes	(17.1)	7.4	44.9		35.2
Equity in (earnings) loss of subsidiaries	(84.5)	—	(11.0)	95.5	—

Net income	$54.6	$11.0	$84.5	$(95.5)	$54.6

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,508.8	$3,099.1	$(1,547.7)	$3,060.2
Cost of materials sold	—	1,492.5	2,638.1	(1,547.7)	2,582.9

Gross profit	—	16.3	461.0	—	477.3
Warehousing, delivery, selling, general and administrative	0.5	1.7	333.0	—	335.2
Restructuring and plant closure costs	—	—	3.0	—	3.0

Operating profit (loss)	(0.5)	14.6	125.0	—	139.1
Other income and expense, net	0.1	—	2.7	—	2.8
Interest and other expense on debt	(21.6)	—	(18.2)	—	(39.8)
Intercompany transactions:
Interest expense on intercompany loans	(18.2)	(4.1)	(8.2)	30.5	—
Interest income on intercompany loans	2.6	2.3	25.6	(30.5)	—

Income (loss) before income taxes	(37.6)	12.8	126.9	—	102.1
Provision (benefit) for income taxes	(13.7)	5.1	49.6		41.0
Equity in (earnings) loss of subsidiaries	(85.0)	—	(7.7)	92.7	—

Net income	$61.1	$7.7	$85.0	$(92.7)	$61.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES:
Net income	$54.6	$11.0	$84.5	$(95.5)	$54.6

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	19.7	—	19.7
Stock-based compensation	1.2	—	3.8	—	5.0
Equity in earnings of subsidiaries	(84.5)	—	(11.0)	95.5	—
Deferred income taxes	(15.6)	—	27.9	—	12.3
Deferred employee benefit cost/funding	—	—	8.5	—	8.5
Excess tax benefit from stock-based compensation	(4.4)	—	—	—	(4.4)
Gain on sale of assets	—	—	(21.6)	—	(21.6)
Change in:
Receivables	—	—	(168.6)	—	(168.6)
Inventories	—	—	(117.6)	—	(117.6)
Other assets	1.5	—	(4.0)	—	(2.5)
Intercompany receivable/payable	26.5	(122.8)	96.3	—	—
Accounts payable	(1.3)	79.7	19.8	—	98.2
Accrued liabilities	1.2	0.7	(15.3)	—	(13.4)
Other items	6.0	—	(3.9)	—	2.1

Net adjustments	(69.4)	(42.4)	(166.0)	95.5	(182.3)

Net cash provided by (used in) operating activities	(14.8)	(31.4)	(81.5)	—	(127.7)

INVESTING ACTIVITIES:
Capital expenditures	—	—	(15.8)	—	(15.8)
Loan to related companies	—	—	(5.8)	5.8	—
Loan repayment from related companies	—	29.4	2.1	(31.5)	—
Proceeds from sales of assets	—	—	54.3	—	54.3
Proceeds from sales of property, plant and equipment	—	—	3.2	—	3.2

Net cash provided by (used in) investing activities	—	29.4	38.0	(25.7)	41.7

FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	—	785.0	—	785.0
Repayment of credit facility borrowings	—	—	(540.8)	—	(540.8)
Net short-term proceeds (repayments) under credit facility	28.0	—	(208.9)	—	(180.9)
Proceeds from intercompany borrowing	5.8	—	—	(5.8)	—
Repayment of intercompany borrowing	(29.4)	(2.1)	—	31.5	—
Credit facility issuance costs	(1.0)	—	—	—	(1.0)
Net increase/(decrease) in book overdrafts	0.1	4.1	6.9	—	11.1
Dividends paid	(2.7)	—	—	—	(2.7)
Proceeds from exercise of common stock options	9.0	—	—	—	9.0
Excess tax benefit from stock-based compensation	4.4	—	—	—	4.4

Net cash provided by (used in) financing activities	14.2	2.0	42.2	25.7	84.1

Net increase (decrease) in cash and cash equivalents	(0.6)	—	(1.3)	—	(1.9)
Beginning cash and cash equivalents	1.5	—	25.9	—	27.4

Ending cash and cash equivalents	$0.9	$—	$24.6	$—	$25.5

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES:
Net income	$61.1	$7.7	$85.0	$(92.7)	$61.1

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	20.4	—	20.4
Stock-based compensation	0.2	—	1.2	—	1.4
Equity in earnings of subsidiaries	(85.0)	—	(7.7)	92.7	—
Deferred income taxes	(14.0)	—	5.8	—	(8.2)
Deferred employee benefit cost/funding	(0.1)	—	10.7	—	10.6
Restructuring and plant closure cost	—	—	1.2	—	1.2
Change in:
Receivables	—	—	(53.1)	—	(53.1)
Inventories	—	—	(33.5)	—	(33.5)
Other assets	2.9	—	(3.3)	—	(0.4)
Intercompany receivable/payable	(36.5)	39.5	(3.0)	—	—
Accounts payable	(1.0)	(10.5)	6.1	—	(5.4)
Accrued liabilities	(26.6)	0.6	(17.9)	—	(43.9)
Other items	0.9	—	(1.2)	—	(0.3)

Net adjustments	(159.2)	29.6	(74.3)	92.7	(111.2)

Net cash provided by (used in) operating activities	(98.1)	37.3	10.7	—	(50.1)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(411.4)	—	1.1	—	(410.3)
Capital expenditures	—	—	(14.1)	—	(14.1)
Loan to related companies	—	(34.6)	(356.7)	391.3	—
Loan repayment from related companies	—	—	2.5	(2.5)	—
Proceeds from sales of assets	—	—	6.7	—	6.7

Net cash provided by (used in) investing activities	(411.4)	(34.6)	(360.5)	388.8	(417.7)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisiton	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	245.0	—	862.0	—	1,107.0
Repayment of credit facility borrowings	(120.0)	—	(296.3)	—	(416.3)
Net short-term proceeds (repayments) under credit facility	6.0	—	28.6	—	34.6
Proceeds from intercompany borrowing	391.3	—	—	(391.3)	—
Repayment of intercompany borrowing	—	(2.5)	—	2.5	—
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Net increase/(decrease) in book overdrafts	—	(0.2)	(2.2)	—	(2.4)
Dividends paid	(2.6)	—	—	—	(2.6)
Proceeds from exercise of common stock options	0.5	—	—	—	0.5

Net cash provided by (used in) financing activities	509.5	(2.7)	358.1	(388.8)	476.1

Net increase (decrease) in cash and cash equivalents	—	—	8.3	—	8.3
Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)

Net change in cash and cash equivalents	—	—	7.1	—	7.1
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$0.6	$—	$24.9	$—	$25.5

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$0.9	$—	$24.6	$—	$25.5
Restricted cash	—	—	0.4	—	0.4
Receivables less provision for allowances, claims and doubtful accounts	—	—	769.5	—	769.5
Inventories	—	—	944.6	—	944.6
Prepaid expenses and other assets	16.7	—	21.0	(17.1)	20.6
Intercompany receivable	16.6	408.5	—	(425.1)	—

Total Current Assets	34.2	408.5	1,760.1	(442.2)	1,760.6
Investments and advances	1,701.0	—	112.7	(1,788.2)	25.5
Intercompany notes receivable	—	—	813.2	(813.2)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	391.8	—	391.8
Deferred income taxes	76.6	—	43.2	—	119.8
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	8.6	—	8.6
Goodwill	—	—	62.0	—	62.0
Other assets	17.3	—	6.0	—	23.3

Total Assets	$1,829.1	$408.5	$3,205.5	$(3,043.6)	$2,399.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.1	$218.2	$167.8	$—	$389.1
Intercompany payable	—	—	425.1	(425.1)	—
Salaries, wages and commissions	—	—	40.1	—	40.1
Other current liabilities	12.8	5.2	39.2	(17.1)	40.1
Current portion of long-term debt	100.0	—	—	—	100.0

Total Current Liabilities	115.9	223.4	672.2	(442.2)	569.3
Long-term debt	373.0	—	468.4	—	841.4
Long-term debt—Intercompany	715.3	97.9	—	(813.2)	—
Deferred employee benefits and other credits	4.9	—	363.9	—	368.8

Total Liabilities	1,209.1	321.3	1,504.5	(1,255.4)	1,779.5

Commitments and contingencies
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	569.3	87.2	1,689.2	(1,776.4)	569.3

Total Stockholders’ Equity	620.0	87.2	1,701.0	(1,788.2)	620.0

Total Liabilities and Stockholders’ Equity	$1,829.1	$408.5	$3,205.5	$(3,043.6)	$2,399.5

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

DECEMBER 31, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$—	$25.9	$—	$27.4
Restricted cash	—	—	0.6	—	0.6
Receivables less provision for allowances, claims and doubtful accounts	—	—	610.3	—	610.3
Inventories	—	—	834.3	—	834.3
Prepaid expenses and other assets	16.5	—	20.0	(15.7)	20.8
Intercompany receivable	43.1	285.6	—	(328.7)	—

Total Current Assets	61.1	285.6	1,491.1	(344.4)	1,493.4
Investments and advances	1,611.4	—	98.4	(1,687.5)	22.3
Intercompany notes receivable	—	—	809.4	(809.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	398.4	—	398.4
Deferred income taxes	57.2	—	72.0	—	129.2
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	10.8	—	10.8
Goodwill	—	—	64.8	—	64.8
Other assets	19.3	—	4.9	—	24.2

Total Assets	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.2	$134.4	$139.1	$—	$276.7
Intercompany payable	—	—	328.7	(328.7)	—
Salaries, wages and commissions	—	—	49.4	—	49.4
Other current liabilities	9.1	4.5	38.8	(15.7)	36.7
Short-term credit facility borrowings	20.0	—	232.1	—	252.1
Current portion of long-term debt	100.1	—	—	—	100.1

Total Current Liabilities	132.4	138.9	788.1	(344.4)	715.0
Long-term debt	325.0	—	200.0	—	525.0
Long-term debt—intercompany	738.8	70.6	—	(809.4)	—
Deferred employee benefits and other credits	5.0	—	358.2	—	363.2

Total Liabilities	1,201.2	209.5	1,346.3	(1,153.8)	1,603.2

Commitments and contingencies
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	497.1	76.1	1,599.6	(1,675.7)	497.1

Total Stockholders’ Equity	547.8	76.1	1,611.4	(1,687.5)	547.8

Total Liabilities and Stockholders’ Equity	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

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

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which amends SFAS 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The standard also provides guidance on other hybrid instrument accounting issues. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS 155, but do not believe it will have a material impact on our consolidated financial statements.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (FIN 48) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

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

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the three and six month periods ended June 30, 2005 includes the financial results of Integris Metals for all but the first three days of the six-month period.

Results of Operations - Comparison of Second Quarter 2006 to Second Quarter 2005

The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes.

For the second quarter of 2006, the Company reported consolidated net income of $22.2 million, or $0.76 per diluted share, as compared with net income of $25.7 million, or $0.99 per diluted share, in the year-ago quarter.

Included in the second quarter 2006 results is a pretax gain on sale of assets of $0.6 million, $0.4 million after-tax, or $0.01 per share, from the post-closing settlement on the March 2006 sale of the Company’s three service centers serving the oil and gas industries. Also included in the second quarter 2006 results is a pretax charge of $0.4 million, $0.2 million after-tax or $0.01 per share, associated with workforce reductions. All of the $0.4 million charge represents future cash outflows. The Company expects to realize future annual cost and cash flow savings of $0.6 million from this restructuring action.

Included in the second quarter 2005 results is a pretax charge of $0.6 million, $0.4 million after-tax or $0.01 per share, associated with workforce consolidations resulting from the acquisition of Integris Metals. The Company also recorded a valuation allowance of $1.6 million, or $0.06 per share, as a result of changes in tax laws in the State of Ohio in the second quarter of 2005.

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2006 and 2005, respectively:

	Percentage of Sales Revenue Three Months Ended June 30,
Product Line	2006	2005
Stainless and aluminum	53%	48%
Carbon flat rolled	26	26
Fabrication and carbon plate	9	10
Bars, tubing and structurals	8	10
Other	4	6

Total	100%	100%

Net Sales. Revenue for the second quarter of 2006 decreased 0.8 percent to $1,508.6 million from the same period a year ago. Average selling price increased 2.2 percent, against the price levels in the second quarter of 2005. Volume for the second quarter of 2006 declined 2.9 percent from the second quarter of 2005. The decline in volume was largely due to the sale of the Company’s three service centers serving the oil and gas industries in the first quarter of 2006 and the loss of two large accounts in the first quarter of 2006.

Gross profit. Gross profit per ton of $265 in the second quarter of 2006 increased from $256 per ton in the year-ago quarter primarily due to higher average selling prices year-over-year. Gross profit as a percent of sales in the second quarter of 2006 increased slightly to 15.4 percent from 15.2 percent a year ago.

Operating expenses. Total operating expenses increased by $12.1 million to $179.5 million in the second quarter of 2006 from $167.4 million a year ago. The increase was primarily due to higher system integration implementation expense ($3.8 million), higher labor costs ($1.9 million), higher group insurance costs ($2.7 million), higher stock-based compensation expense ($2.5 million) and higher bad debt expense ($2.3 million) in the current quarterly period. On a per ton basis, second quarter 2006 operating expenses increased to $204 per ton from $185 per ton in the year-ago period.

Operating profit. For the quarter, the Company reported an operating profit of $53.4 million, or $61 per ton, compared to an operating profit of $63.9 million, or $71 per ton, in the year-ago period, as a result of the factors discussed above.

Interest and other expense on debt. Interest and other expense on debt decreased to $15.8 million from $20.6 million in the year-ago quarter, primarily due to significantly lower average borrowing on the credit facility.

Provision for income taxes. In the second quarter of 2006 the Company recorded income tax expense of $15.3 million compared to a $19.2 million income tax expense in the second quarter of 2005. The effective tax rate was 40.8% in the second quarter of 2006 and 42.8% in the second quarter of 2005. The higher effective tax rate in the year-ago period is primarily due to recording a $1.6 million valuation allowance against deferred tax assets as a result of tax law changes in the State of Ohio in the second quarter of 2005.

Results of Operations - Comparison of First Six Months 2006 to First Six Months 2005

In the first six months of 2006, the Company reported consolidated net income of $54.6 million, or $1.88 per diluted share, as compared with net income of $61.1 million, or $2.37 per diluted share, in the year-ago period.

Included in the first six months of 2006 results is a pretax gain on sale of assets of $21.6 million, $13.1 million after-tax, or $0.45 per share, from the sale of the Company’s three service centers serving the oil and gas industries. Also included in the first six months of 2006 results is a pretax charge of $0.7 million, $0.4 million after-tax or $0.02 per share, associated with workforce reductions.

Included in the first six months of 2005 results is a pretax charge of $3.0 million, $1.8 million after-tax or $0.07 per share, associated with workforce consolidations resulting from the acquisition of Integris Metals. The Company also recorded a valuation allowance of $1.6 million, or $0.06 per share, as a result of changes in tax laws in the State of Ohio in the second quarter of 2005.

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2006 and 2005, respectively:

	Percentage of Sales Revenue Six Months Ended June 30,
Product Line	2006	2005
Stainless and aluminum	52%	49%
Carbon flat rolled	25	26
Fabrication and carbon plate	9	10
Bars, tubing and structurals	9	10
Other	5	5

Total	100%	100%

Net Sales. Revenue for the first six months of 2006 decreased 3.4 percent to $2,956.4 million from the same period a year ago as volume decreased 3.3% while average selling price was unchanged. The decline in volume was largely due to the sale of the Company’s three service centers serving the oil and gas industries in the first quarter of 2006 and the loss of two large accounts in the first quarter of 2006, one of which went mill direct and the other relocated operations offshore.

Gross profit. Gross profit per ton of $262 in the first six months of 2006 decreased slightly from $266 per ton in the year-ago period. Gross profit as a percent of sales in the first six months of 2006 decreased slightly to 15.4 percent from 15.6 percent a year ago.

Operating expenses. Total operating expenses decreased by $3.2 million to $335.0 million in the first six months of 2006 from $338.2 million a year ago. The decrease was due to the $21.6 million gain on the sale of assets, which was partially offset by higher system integration implementation expense ($6.5 million), higher group insurance costs ($3.9 million), higher labor costs ($3.7 million), higher stock-based compensation expense ($3.6 million) and higher delivery and fuel costs ($2.4 million) in the current period. On a per ton basis, first six months of 2006 operating expenses increased to $193 per ton, which includes a $12 per ton benefit from the gain on sale of assets, from $188 per ton in the year-ago period.

Operating profit. For the first six months of 2006, the Company reported an operating profit of $120.5 million, or $69 per ton, compared to an operating profit of $139.1 million, or $78 per ton, in the year-ago period, as a result of the factors discussed above.

Interest and other expense on debt. Interest and other expense on debt decreased to $30.8 million from $39.8 million in the year-ago quarter, primarily due to significantly lower average borrowing on the credit facility.

Provision for income taxes. In the first six months of 2006 the Company recorded income tax expense of $35.2 million compared to a $41.0 million income tax expense in the first six months of 2005. The effective tax rate was 39.2% in the first six months of 2006 and 40.2% in the year-ago period. The higher effective tax rate in the year-ago period is primarily due to recording a $1.6 million valuation allowance against deferred tax assets as a result of tax law changes in the State of Ohio in the second quarter of 2005.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility. Our principal source of operating cash is from the sale of metals and other materials. Our principal uses of cash are for payments associated with the procurement and processing of our metals and other materials inventories, costs incurred for the warehousing and delivery of our inventories, the selling and administrative costs of our business, and capital expenditures.

The Company had cash and cash equivalents at June 30, 2006 of $25.5 million, compared to $27.4 million at December 31, 2005. At June 30, 2006, the Company had $941.4 million total debt outstanding, a debt-to-capitalization ratio of 60% and $527 million available under its revolving credit facility.

Net cash used in operating activities was $127.7 million in the six-month period ended June 30, 2006, primarily due to increases in inventory of $117.6 million and accounts receivable of $168.6 million, partially offset by net income of $54.6 million and a $98.2 million increase in accounts payable. Accounts receivable and inventory were higher at June 30, 2006 as compared to December 31, 2005 reflecting higher average selling prices and higher volume in the second quarter of 2006 versus the fourth quarter of 2005. Inventory was higher at June 30, 2006 as compared to December 31, 2005 primarily due to increased material on hand to support higher volume in 2006 versus the fourth quarter of 2005.

Capital expenditures during the six-month period ended June 30, 2006 totaled $15.8 million compared to $14.1 million and $32.6 million for the six-month period ended June 30, 2005 and the year ended December 31, 2005, respectively. During the first six months of 2006, the Company sold certain assets related to its U.S. oil and gas, tubular alloy and bar alloy business and received sales proceeds of $54.3 million. During the first six months of 2006, the Company also received $2.5 million from the sale of a facility in the State of Alabama.

Net cash provided by financing activities in the first six months of 2006 was $84.1 million, as a result of net borrowings under the Company’s revolving credit facility. During the first six months of 2006, the Company also paid $1.0 million of fees associated with amending the revolving credit facility in December of 2005 and received $9.0 million of proceeds on the exercise of common stock options.

Total Debt

As a result of the cash flow outflow in the first six months of 2006, borrowings increased $64.3 million under the revolving credit facility, and total debt in the Consolidated Balance Sheet increased to $941.4 million at June 30, 2006 from $877.2 million at December 31, 2005.

Total debt outstanding as of June 30, 2006 consisted of the following amounts: $516 million borrowing under the credit facility, $100 million 9 1/8% Notes (the “2006 Notes”), $175 million 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and $150 million 8 1/4% Senior Notes due 2011 (the “2011 Notes”). On July 17, 2006, the Company paid the 2006 Notes, with proceeds from borrowings under the Credit Facility.

During the first six months of 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 1.9 million potential shares to diluted shares outstanding. During the first six months of 2005, our average share price did not exceed the conversion price of the 2024 Notes, and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS.

Pension Funding

At December 31, 2005, pension liabilities exceeded trust assets by $130 million. The Company does not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2006 but intends to make a contribution in the range of approximately $15 to $20 million to improve the funded level of the Plan. The Company could have sizable future pension contribution requirements for the Ryerson Pension Plan, into which the Integris Pension Plan was merged. Future contribution requirements depend on the investment returns on Plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit Facility described above will provide sufficient funds for any voluntary contribution that may be completed in the third quarter of 2006.

Contractual Obligations

The following table presents contractual obligations at June 30, 2006:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in millions)
Long-Term Notes	$250	$100	$—	$—	$150
Convertible Senior Note	175	—	—	175	—
Credit Facility	516	—	—	516	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	335	53	106	89	87
Purchase obligations	103	103	—	—	—
Operating leases	87	22	33	16	16

Total	$1,466	$278	$139	$796	$253

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Outlook

Current market conditions are generally strong as pricing has shown an upward trend during the first half of 2006 after a generally declining trend during 2005. The Company has experienced some spot shortages of materials due to extended mill lead times and limited availability of imports. Domestic metals pricing remains difficult to predict due to its commodity nature and the extent to which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, and other factors. The Company is unable to predict the duration of the current upturn in the domestic economic cycle and of any supply imbalances.

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

On January 11, 2006 the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed. The swaps are effective from July 15, 2006 through July 15, 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” and had an asset value of approximately $2.0 million at June 30, 2006.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $7.0 million outstanding at June 30, 2006, and a liability value of $0.2 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of June 30, 2006, there were no significant outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,010 million at June 30, 2006 and $931 million at December 31, 2005, as compared with the carrying value of $941 million at June 30, 2006 and $877 million at December 31, 2005. Approximately 45.1% and 48.5% of the Company’s debt was at fixed rates of interest at June 30, 2006 and December 31, 2005, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006.

Based upon management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006 and because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were not effective.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 identified the following material weakness in the Company’s internal control over financial reporting, which continued to exist as of June 30, 2006.

The Company did not maintain effective controls over the completeness, accuracy, valuation and presentation of inventory and related cost of material sold accounts. Specifically, the Company did not have controls designed and in place over the completeness, accuracy and valuation of inventory in accordance with generally accepted accounting principles and the presentation of processing costs within the Company’s consolidated statements of operations and reinvested earnings. Certain processing costs were classified as warehousing and delivery costs that should have been classified as cost of materials sold. Additionally, the Company did not maintain a sufficient complement of personnel with the appropriate skills, training and experience to ensure complete, accurate and timely evaluation of the selection, application and implementation of generally accepted accounting principles relative to inventory and related cost of material sold. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, as well as audit adjustments to the fourth quarter of 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of material sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness

During the fourth quarter of 2005 and the first and second quarters of 2006, the Company implemented the actions discussed below as part of our plan of remediation of the material weakness in our internal control over financial reporting. We believe the steps taken below, when operating for a sufficient period of time, will remediate the material weakness described above.

During the fourth quarter of 2005, we:

1.	augmented our accounting resources by adding an experienced accounting executive with significant SEC reporting experience and GAAP knowledge to help balance the workload;

2.	completed the transition and centralization of the accounting function related to the Integris Metals acquisition to enable better communication and information flow; and

3.	continued the upgrade of our information systems capability and consolidation of our multiple information technology operating platforms onto one integrated platform.

During the first and second quarters of 2006, we:

1.	Reduced the workload and strain on our accounting resources by:

a)	Completing the installation of an SAP information technology platform at all of the operating locations that had used one of our legacy information technology platforms and consolidated all Canadian operations onto a single non-SAP platform. The conversions reduced the Company’s information technology systems from 6 to 4 platforms as the Company moves toward implementation of the SAP system Company-wide by the end of 2008. The reduction in information technology platforms has provided a more centralized system and database for corporate accounting staff.

b)	Hiring 2 additional professional accounting staff.

2.	Implemented a program that requires training of personnel at operating locations to ensure accuracy of inventory records.

3.	Augmented accounting training of our corporate accounting staff and enhanced review processes to ensure proper application of generally accepted accounting principles.

4.	Established procedures to ensure we do not divert our accounting resources to support acquisition or other activities not directly related to accounting until all critical accounting matters have been handled. The Company has put in place separate resources to address acquisition activities and planning and budgeting needs. Providing such dedicated resources for functional areas of the Company has reduced the workload demands on corporate accounting personnel and allowed corporate accounting staff to focus on accounting matters associated with the Company’s public reporting obligations.

Management believes that these measures, when operating for a sufficient period of time, will remediate the material weakness discussed above.

Changes in Internal Control Over Financial Reporting

Our management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q (“Report”). Except as described above, they have concluded that there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

If the Company experiences work stoppages, it could be harmed.

The Company previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, regarding a work stoppage in connection with contract negotiations with the joint United Steelworkers and Teamster unions representing approximately 540 employees at Chicago-area sites and the potential for work stoppages during 2006, as contracts covering an additional 436 employees at another 14 facilities would expire through October 31, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, through March 31, 2009. In addition, the United Steelworkers Union, representing approximately 225 employees at six other facilities ratified a new three-year contract effective August 1, 2006 through July 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 9, 2006.

(b)	See the response to Item 4(c) below.

(c)	The election of ten nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval are as follows:

NOMINEE	AFFIRMATIVE VOTES	VOTES WITHHELD
Jameson A. Baxter	20,125,823	217,877
Richard G. Cline	20,126,926	216,774
Russell M. Flaum	20,243,425	100,275
James A. Henderson	20,175,717	167,983
Gregory P. Josefowicz	20,113,144	230,556
Dennis J. Keller	20,240,559	103,141
Martha Miller de Lombera	20,243,318	100,382
Neil S. Novich	20,176,331	167,369
Jerry K. Pearlman	20,242,322	101,378
Anré D. Williams	20,126,413	217,287

The results of the voting for the election of PricewaterhouseCoopers LLP to audit the accounts of the Company for 2006 are as follows:

FOR	AGAINST	ABSTAIN
20,172,068	142,576	29,056

The results of the voting to approve performance measures and amended limits on performance-based awards in the Ryerson 2002 Incentive Stock Plan to qualify performance-based compensation under the plan as tax-deductible by the Company are as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,449,314	366,684	511,365	6,016,337

(d)	Not applicable.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON INC.

By:	/s/ Lily L. May
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: August 3, 2006

Part I — Schedule A

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	June 30, 2006		December 31, 2005
	(in millions)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value): 79,451 shares issued and outstanding at June 30, 2006 and 79,968 shares issued and outstanding at December 31, 2005		$0.1		$0.1
Common stock ($1 par value): 50,556,350 shares issued at June 30, 2006 and December 31, 2005		50.6		50.6
Capital in excess of par value		836.3		847.0
Retained earnings
Balance beginning of year	$468.4		$375.5
Net income	54.6		98.1
Dividends
Series A preferred stock—$1.20 per share in 2006 and $2.40 per share in 2005	(0.1)		(0.2)
Common Stock—$0.10 per share in 2006 and $0.20 per share in 2005	(2.6)	520.3	(5.0)	468.4

Restricted stock awards		—		(0.8)
Treasury stock, at cost—24,287,957 at June 30, 2006 and 24,989,128 at December 31, 2005		(707.3)		(729.0)
Accumulated other comprehensive income (loss)
Minimum pension liability	(98.9)		(98.9)
Unrealized gain on derivative instruments	1.2		—
Foreign currency translation	17.7	(80.0)	10.4	(88.5)

Total Stockholders’ Equity		$620.0		$547.8

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1	Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	9 1/8% Notes due July 15, 2006

(a)	Indenture, dated as of July 1, 1996, between the Company and The Bank of New York. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

(b)	First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 9 1/8% Note due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.3	3.50% Convertible Senior Notes due 2024

(a)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4	8 1/4% Senior Notes due 2011

(a)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 144A 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d)	Specimen of Regulation S 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
4.5	Credit Facilities

(a)	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 22, 2005 among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)	Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*	Employment Agreements

(a)*	Conformed Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 between the Company and Neil S. Novich (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Conformed Confidentiality and Non-Competition Agreement dated July 1, 1999 as amended and restated January 1, 2006 between the Company and Stephen E. Makarewicz (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.2*	Severance Agreements

(a)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(b)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

(d)-1*	Form of Senior Executive Change in Control Agreement (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.3(d)-1 (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)-1*	Form of Executive Change in Control Agreement, (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10(e)-1 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117) and incorporated by reference herein.)

10.3*	Stock Plans

(a)-1*	Ryerson 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-2*	Form of restricted stock award agreement. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-3*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Report on Form 10-K filed on March 22, 2004 (File No 1-9117) and incorporated by reference herein.)

(a)-4*	Form of 2005 performance award agreement. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-5*	Form of 2006 performance stock unit award agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-6*	2004 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-7*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-8*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)-1*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(b)-2*	Schedule of special achievement award to certain named executive officers. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (file No 1-9117) and incorporated by reference herein.)

(c)*	Ryerson 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Ryerson 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Ryerson 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(f)-1*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(f)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.4*	Annual Incentive Plan

(a)*	Ryerson Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

(b)*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.5*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.6*	Ryerson Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.8*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.8(a)*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Named Executive Officer Merit Increases effective January 30, 2006. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement