Form 10-Q
period 2006-09-30
RYERSON INC.
filed 2006-11-03
CIK 790528

Third Quarter – 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,255,678 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of October 31, 2006.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
NET SALES	$1,537.7	$1,416.5	$4,494.1	$4,476.7
Cost of materials sold	1,318.3	1,203.3	3,819.2	3,786.2

GROSS PROFIT	219.4	213.2	674.9	690.5
Warehousing, delivery, selling, general and administrative	166.8	173.5	522.7	508.7
Restructuring and plant closure costs	0.7	0.3	1.4	3.3
Pension curtailment gain	—	(21.0)	—	(21.0)
Gain on the sale of assets	—	(6.6)	(21.6)	(6.6)

OPERATING PROFIT	51.9	67.0	172.4	206.1
Other income and expense, net	0.6	0.3	0.7	3.1
Interest and other expense on debt	(18.8)	(19.9)	(49.6)	(59.7)

INCOME BEFORE INCOME TAXES	33.7	47.4	123.5	149.5
PROVISION FOR INCOME TAXES	12.1	16.7	47.3	57.7

NET INCOME	21.6	30.7	76.2	91.8
DIVIDENDS ON PREFERRED STOCK	—	0.1	0.1	0.2

NET INCOME APPLICABLE TO COMMON STOCK	$21.6	$30.6	$76.1	$91.6

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations, Continued (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
EARNINGS PER SHARE OF COMMON STOCK
Basic	$0.82	$1.22	$2.93	$3.64

Diluted	$0.77	$1.18	$2.64	$3.54

STATEMENT OF COMPREHENSIVE INCOME

NET INCOME	$21.6	$30.7	$76.2	$91.8
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on derivative instruments	(1.1)	0.2	0.1	0.3
Foreign currency translation adjustments	(0.7)	6.3	6.6	4.2

COMPREHENSIVE INCOME	$19.8	$37.2	$82.9	$96.3

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in millions)
OPERATING ACTIVITIES:
Net income	$76.2	$91.8

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.0	30.3
Stock-based compensation	4.5	3.2
Deferred income taxes	(4.5)	23.4
Deferred employee benefit cost	(9.3)	5.5
Excess tax benefit from stock-based compensation	(4.9)	—
Restructuring and plant closure costs	—	1.3
Pension curtailment gain	—	(21.0)
Gain on the sale of assets	(21.6)	(6.6)
Change in operating assets and liabilities, 2005 amounts net of the effects of acquisitions:
Receivables	(176.5)	(15.4)
Inventories	(318.6)	115.3
Other assets	0.8	(2.0)
Accounts payable	173.0	(40.9)
Accrued liabilities	(2.3)	(12.1)
Accrued taxes payable	9.0	(44.3)
Other items	0.9	(1.3)

Net adjustments	(319.5)	35.4

Net cash provided by (used in) operating activities	(243.3)	127.2

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired of $1.1 million in 2005	—	(410.3)
Capital expenditures	(22.7)	(24.3)
Investment in joint venture	—	(0.7)
Proceeds from sales of assets	54.3	—
Proceeds from sales of property, plant and equipment	3.5	19.6

Net cash provided by (used in) investing activities	35.1	(415.7)

FINANCING ACTIVITIES:
Repayment of debt assumed in 2005 acquisition	—	(234.0)
Long-term debt retired	(100.0)	—
Proceeds from credit facility borrowings	1,160.0	1,490.6
Repayment of credit facility borrowings	(756.9)	(961.3)
Net short-term proceeds (repayments) under credit facility	(109.4)	27.6
Credit facility issuance costs	(1.0)	(10.1)
Bond issuance costs	—	(0.6)
Net increase (decrease) in book overdrafts	19.2	(5.6)
Dividends paid	(4.1)	(3.9)
Proceeds from exercise of common stock options	9.7	0.9
Excess tax benefit from stock-based compensation	4.9	—

Net cash provided by financing activities	222.4	303.6

Net increase in cash and cash equivalents	14.2	15.1
Effect of exchange rate changes on cash	—	(0.4)

Net change in cash and cash equivalents	14.2	14.7
Cash and cash equivalents - beginning of period	27.4	18.4

Cash and cash equivalents - end of period	$41.6	$33.1

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$40.7	$47.1
Income taxes, net	39.7	75.5

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2006		December 31, 2005
	(in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$41.6		$27.4
Restricted cash		0.3		0.6
Receivables less provision for allowances, claims and doubtful accounts of $22.2 and $21.0, respectively		778.2		610.3
Inventories		1,147.5		834.3
Prepaid expenses and other assets		18.7		19.8
Deferred income taxes		12.7		1.0

Total current assets		1,999.0		1,493.4
INVESTMENTS AND ADVANCES		27.4		22.3
PROPERTY, PLANT AND EQUIPMENT
Valued on basis of cost	$777.3		$771.9
Less accumulated depreciation	392.0	385.3	373.5	398.4

DEFERRED INCOME TAXES		122.2		129.2
INTANGIBLE PENSION ASSET		7.9		7.9
OTHER INTANGIBLES		7.7		10.8
GOODWILL		62.0		64.8
OTHER ASSETS		19.2		24.2

Total Assets		$2,630.7		$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$472.3		$276.7
Salaries, wages and commissions		50.7		49.4
Other accrued liabilities		41.9		36.7
Short-term credit facility borrowings		—		252.1
Current portion of long-term debt		—		100.1

Total current liabilities		564.9		715.0
LONG-TERM DEBT		1,072.7		525.0
DEFERRED EMPLOYEE BENEFITS AND OTHER CREDITS		353.9		363.2

Total liabilities		1,991.5		1,603.2
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (Schedule A)		639.2		547.8

Total Liabilities and Stockholders’ Equity		$2,630.7		$2,151.0

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Ryerson Inc. (“Ryerson”), a Delaware corporation, formerly Ryerson Tull, Inc., is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), of Integris Metals Ltd., a Canadian federal corporation (“IM Canada”) and of Ryerson Canada, Inc., an Ontario corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, IM Canada and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company”.

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

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2006 and 2005, respectively:

	Percentage of Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2006	2005	2006	2005
Stainless and aluminum	55%	51%	53%	51%
Carbon flat rolled	25	25	25	25
Fabrication and carbon plate	8	10	9	10
Bars, tubing and structurals	7	9	8	10
Other	5	5	5	4

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain items previously reported have been reclassified to conform with the 2006 presentation. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

As permitted under SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to performance awards and nonvested stock grants. The following table illustrates stock-based compensation recognized in the statement of operations by category of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Stock-based compensation related to:
Performance awards	$(0.1)	$1.0	$3.2	$2.1
Grants of nonvested stock	(0.2)	0.2	1.3	0.5
Stock options granted to employees and directors	—	—	0.1	—
Supplemental savings plan	—	0.6	—	0.6
Stock appreciation rights	(0.2)	—	(0.1)	—

Stock-based compensation recognized in the statement of operations	$(0.5)	$1.8	$4.5	$3.2

With the adoption of SFAS 123R, the Company has elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “ Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Company Plans

The 2002 Incentive Stock Plan (“2002 Plan”), approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans (“1999 Plan” and “1995 Plan”, respectively), to officers and other key employees. As of September 30, 2006, a total of 666,349 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the grant date. Generally, options become exercisable over a three-year period, with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant.

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

Prior to the 2004-2005 director term, we paid a portion of the director annual base fee in stock options awarded to each non-employee director. Under the Directors’ Compensation Plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the grant date. Generally, options became exercisable over a one-year period, with one-half becoming fully exercisable six months after the date of grant. Options expire ten years from the date of grant. As of September 30, 2006, a total of 63,638 shares were available for future grants.

Supplemental Savings Plan

The Company’s nonqualified unfunded supplemental savings plan allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Code to the savings plan to make additional contributions of their base salary exceeding the IRS-allowed limits to the nonqualified supplemental savings plan and to receive the same level of benefits (including a credit for Company matching contributions) they would have received if those IRS limits did not exist. The nonqualified supplemental savings plan allows deferred amounts to be credited with interest at the rate paid by the qualified savings plan’s most restrictive fund, the Managed Income Portfolio Fund II (or successor fund), or to be accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on each date that the Company pays a cash dividend on its common stock. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s stock at the time of payment. The phantom stock units are classified as liability awards. As of September 30, 2006, there were 86,867 outstanding phantom stock units with a fair value of $1.9 million.

Summary of Assumptions and Activity

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. A summary of option activity as of September 30, 2006, and changes during the nine months then ended, is presented below:

Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in millions)
Outstanding at December 31, 2005	2,861,285	$13.98
Options granted	—	—
Exercised	(873,039)	11.13
Forfeited	—	—
Canceled or expired	(189,240)	32.58

Outstanding at September 30, 2006	1,799,006	$13.40	3.7	$15.3

Exercisable at September 30, 2006	1,797,356	$13.40	3.7	$15.3

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $13.0 million. Substantially all of these options were exercised pursuant to sales plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Upon the exercise of options, the Company issues common stock from its treasury shares.

As of September 30, 2006, there were 54,000 outstanding and exercisable SARs with a fair value of $0.0 million. The SARs are classified as liability awards and expire in 2008. During the nine months ended September 30, 2006, no SARs were granted, vested or forfeited.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. A summary of the nonvested restricted stock as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	106,418	$14.48
Nonvested shares granted	48,840	24.61
Vested	(27,158)	14.91
Forfeited	(4,000)	13.11

Nonvested at September 30, 2006	124,100	$19.28

As of September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock; that cost is expected to be recognized over a period of four years. The fair value of shares vested during the nine months ended September 30, 2006, was $0.7 million.

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. A summary of the performance awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,002,238	$13.51
Nonvested shares granted	781,000	29.75
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	1,783,238	$20.62

As of September 30, 2006, there was $13.0 million of total unrecognized compensation cost related to nonvested performance awards; that cost is expected to be recognized over a period of four years.

The total tax benefit realized for the tax deduction for stock-based compensation was $5.1 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income was $0.1 million and $0.0 million lower for the respective three and nine months ended September 30, 2006 than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123R did not impact the basic or diluted earnings per share of $0.82 and $0.77 for the three months ended September 30, 2006 and $2.93 and $2.64 for the nine months ended September 30, 2006, respectively.

If the fair-value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three and nine months ended September 30, 2005, the pro-forma effect on net income, basic and diluted earnings per share would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions, except per share amounts)
Net income applicable to common stock, as reported	$30.6	$91.6
Deduct: Total stock-based compensation expense determined under the fair value method for all stock option awards, net of related tax effects	0.2	0.5

Pro forma net income applicable to common stock	$30.4	$91.1

Basic earnings per share:
As reported	$1.22	$3.64

Pro forma	$1.21	$3.62

Diluted earnings per share:
As reported	$1.18	$3.54

Pro forma	$1.16	$3.51

NOTE 3/INVENTORIES

Inventories were classified as follows:

	September 30, 2006	December 31, 2005
	(in millions)
In process and finished products	$1,147.5	$834.3

The difference between replacement cost of inventory as compared to the stated LIFO value was $453 million and $273 million at September 30, 2006 and December 31, 2005, respectively. Approximately 86% and 87% of inventories are accounted for under the LIFO method at September 30, 2006 and December 31, 2005, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

NOTE 4/EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Basic earnings per share
Net income	$21.6	$30.7	$76.2	$91.8
Less preferred stock dividends	—	0.1	0.1	0.2

Net income available to common stockholders	$21.6	$30.6	$76.1	$91.6

Average shares of common stock outstanding	26.2	25.2	26.0	25.2

Basic earnings per share	$0.82	$1.22	$2.93	$3.64

Diluted earnings per share
Net income available to common stockholders	$21.6	$30.6	$76.1	$91.6
Effect of convertible preferred stock	—	0.1	0.1	0.2

Net income available to common stockholders and assumed conversions	$21.6	$30.7	$76.2	$91.8

Average shares of common stock outstanding	26.2	25.2	26.0	25.2
Dilutive effect of stock options	0.6	0.7	0.8	0.6
Restricted stock and performance awards	0.5	0.1	0.4	—
Convertible securities	0.8	0.1	1.7	0.1

Shares outstanding for diluted earnings per share calculation	28.1	26.1	28.9	25.9

Diluted earnings per share	$0.77	$1.18	$2.64	$3.54

During the three-month period ended September 30, 2006, options to purchase 15,000 shares of common stock at $24.81 were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. In the nine-month period ended September 30, 2006, all options outstanding were included in the computation of diluted earnings per share (“EPS”) because the options were dilutive. In the three-month and nine-month periods ended September 30, 2005, options to purchase 936,497 shares of common stock at prices ranging from $19.56 per share to $33.22 per share were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Upon conversion of Ryerson’s 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”), the holders of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and Ryerson’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the three-month and nine-month periods ended September 30, 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 0.7 million and 1.6 million potential shares to diluted shares outstanding during the three-month and nine-month periods ended September 30, 2006, respectively. During the three-month and nine-month periods ended September 30, 2005, our average share price did not exceed the conversion price of the 2024 Notes, and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS. The maximum number of shares we may issue with respect to the 2024 Notes is 11,872,455.

NOTE 5/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the period ended September 30, 2006:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(in millions)
Balance at December 31, 2005	$1.2	$1.8	$3.0
Restructuring charges	0.3	—	0.3
Cash payments	(0.7)	(0.2)	(0.9)

Balance at March 31, 2006	0.8	1.6	2.4
Restructuring charges	0.4	—	0.4
Cash payments	(0.5)	(0.1)	(0.6)

Balance at June 30, 2006	$0.7	$1.5	$2.2
Restructuring charges	0.5	0.2	0.7
Cash payments	(0.6)	(0.3)	(0.9)

Balance at September 30, 2006	$0.6	$1.4	$2.0

2006

In 2006, we recorded a charge of $0.3 million in the first quarter, $0.1 million in the second quarter and $0.7 million in third quarter due to workforce reductions resulting from our integration of IM-US and IM Canada (collectively, “Integris Metals”) with Ryerson. The charges consist of future cash outlays of $0.9 million for employee-related costs, including severance for 48 employees and $0.2 million for future lease payments for a closed facility. Combined with the 2005 restructuring charge discussed below, to date we have recorded a total charge of $5.1 million for workforce reductions and facility closures related to our acquisition of Integris Metals. The September 30, 2006 accrual balance of $0.6 million will be paid through 2007. We expect to record additional restructuring charges of $7 million to $11 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues over the next 12 months. In the second quarter of 2006, we also recorded a charge of $0.3 million for other workforce reductions. The charge consists of future cash outlays for employee-related costs, including severance for eight people. The September 30, 2006 accrual balance of $0.2 million will be paid through mid-2007.

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

2000

At December 31, 2005, a $1.8 million restructuring balance remained for future lease payments for a facility closed in the 2000 restructuring. During the first nine months of 2006, we utilized $0.6 million of the restructuring accrual. The September 30, 2006 accrual balance of $1.2 million will be paid through 2008.

NOTE 6/COMMITMENTS AND CONTINGENCIES

Ryerson is a defendant in antitrust litigation. We believe that the suit is without merit and have answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the summary judgment motion of all of the defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. On August 7, 2006, the U.S. Court of Appeals for the Tenth Circuit issued a ruling affirming in part and reversing in part the district court judgment in favor of defendants, and sent the case back to the district court for reconsideration of summary judgment in light of guidance provided by the Tenth Circuit opinion. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

In the third quarter of 2003, Ryerson and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables us to provide expanded service capability in Mexico. We guaranteed the borrowings of Coryer under Coryer’s credit facility up to a maximum of $4.8 million. At September 30, 2006, the amount of the guaranty was $3.9 million.

NOTE 7/RETIREMENT BENEFITS

The following tables summarize the components of net periodic benefit cost for the three-month and nine-month periods ended September 30 of 2006 and 2005 for the Ryerson Pension Plan (including the former Integris Non-Union Pension Plan and the former Integris Union Pension Plan) and postretirement benefits other than pension:

For the three-month period ended September 30:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost
Service cost	$2	$2	$1	$1
Interest cost	9	11	3	3
Expected return on assets	(11)	(11)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Recognized actuarial loss	3	3	1	1

Net periodic benefit cost	$3	$5	$4	$4

For the nine-month period ended September 30:

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost
Service cost	$4	$7	$3	$3
Interest cost	28	30	9	10
Expected return on assets	(33)	(33)	—	—
Amortization of prior service cost	1	1	(4)	(3)
Recognized actuarial loss	9	9	2	2

Net periodic benefit cost	$9	$14	$10	$12

Contributions

We did not have any required ERISA contributions for 2006, but we elected to make a voluntary contribution of $16.5 million in the third quarter of 2006. At September 30, 2006, we do not have an estimate of potential contributions in the next twelve months.

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

NOTE 9/GOODWILL

The changes in carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

Carrying Amount
(in millions)
Balance at December 31, 2005	$64.8
Goodwill allocated to disposed assets	(2.0)
Settlement of acquired tax liability	(0.8)

Balance at September 30, 2006	$62.0

In the first quarter of 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy businesses (see Note 12 for further discussion). In the second quarter of 2006, an uncertain tax position relating to a tax return of Integris Metals for a period prior to acquisition was settled for $0.8 million less than previously estimated.

NOTE 10/INTANGIBLE ASSETS

The following summarizes the components of intangible assets at September 30, 2006 and December 31, 2005:

	At September 30, 2006		At December 31, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Customer relationships	$13.4	$6.5	$13.8	$3.8
Trademarks	0.9	0.1	0.9	0.1

Total	$14.3	$6.6	$14.7	$3.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Aggregate amortization expense	$0.9	$1.0	$2.8	$2.9

NOTE 11/LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in millions)
Credit Facility	$747.7	$452.1
9 1/8% Notes due July 15, 2006	—	100.1
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,072.7	877.2
Less:
Short-term credit facility borrowings	—	252.1
9 1/8% Notes due within one year	—	100.1

Total long-term debt	$1,072.7	$525.0

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

At September 30, 2006, we had $748 million of outstanding funded borrowing under the Credit Facility, $29 million of letters of credit issued under the Credit Facility and $323 million available under the $1.1 billion Credit Facility, compared to $575 million available on December 31, 2005. The weighted average interest rate on the borrowings under the Credit Facility was 6.7 percent and 6.4 percent at September 30, 2006 and December 31, 2005, respectively

Amounts outstanding under the Credit Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for our Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.00% and 0.75% and the spread over the LIBOR rate and for bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable.

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

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes’) and our 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”)). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of our debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, we (except from the proceeds of new debt or equity) are prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date and are limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

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

$100 Million 9 1/8% Notes due 2006

On July 17, 2006, the Company paid the $100 million 2006 Notes with proceeds from borrowings under the Credit Facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At September 30, 2006, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

The 2024 Notes are convertible into shares of common stock of Ryerson on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of Ryerson’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the common stock of Ryerson; (4) if we call the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions. At September 30, 2006, none of these events had occurred and, as a result, the holders of the 2024 Notes did not have the right to convert their 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2006, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

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

NOTE 13/CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

In November 2004, Ryerson issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of Ryerson. In December 2004, Ryerson issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Procurement Corporation. The following condensed consolidating financial information as of September 30, 2006 and December 31, 2005 and for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,414.3	$1,568.5	$(1,445.1)	$1,537.7
Cost of materials sold	—	1,399.0	1,364.4	(1,445.1)	1,318.3

Gross profit	—	15.3	204.1	—	219.4
Warehousing, delivery, selling, general and administrative	—	0.8	166.0	—	166.8
Restructuring and plant closure costs	—	—	0.7	—	0.7

Operating profit (loss)	—	14.5	37.4	—	51.9
Other income and expense, net	0.1	—	0.5	—	0.6
Interest and other expense on debt	(7.1)	—	(11.7)	—	(18.8)
Intercompany transactions:
Interest expense on intercompany loans	(18.9)	(4.0)	(4.2)	27.1	—
Interest income on intercompany loans	1.5	—	25.6	(27.1)	—

Income (loss) before income taxes	(24.4)	10.5	47.6	—	33.7
Provision (benefit) for income taxes	(8.9)	4.2	16.8	—	12.1
Equity in (earnings) loss of subsidiaries	(37.1)	—	(6.3)	43.4	—

Net income	$21.6	$6.3	$37.1	$(43.4)	$21.6

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$933.2	$1,442.2	$(958.9)	$1,416.5
Cost of materials sold	—	923.1	1,239.1	(958.9)	1,203.3

Gross profit	—	10.1	203.1	—	213.2
Warehousing, delivery, selling, general and administrative	0.3	0.8	172.4	—	173.5
Restructuring and plant closure costs	—	—	0.3	—	0.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on the sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.3)	9.3	58.0	—	67.0
Other income and expense, net	0.2	—	0.1	—	0.3
Interest and other expense on debt	(10.4)	—	(9.5)	—	(19.9)
Intercompany transactions:
Interest expense on intercompany loans	(11.5)	(2.3)	(3.8)	17.6	—
Interest income on intercompany loans	1.1	0.9	15.6	(17.6)	—

Income (loss) before income taxes	(20.9)	7.9	60.4	—	47.4
Provision (benefit) for income taxes	(9.9)	3.2	23.4	—	16.7
Equity in (earnings) loss of subsidiaries	(41.7)	—	(4.7)	46.4	—

Net income	$30.7	$4.7	$41.7	$(46.4)	$30.7

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,823.7	$4,592.4	$(3,922.0)	$4,494.1
Cost of materials sold	—	3,782.3	3,958.9	(3,922.0)	3,819.2

Gross profit	—	41.4	633.5	—	674.9
Warehousing, delivery, selling, general and administrative	1.7	2.7	518.3	—	522.7
Restructuring and plant closure costs	—	—	1.4	—	1.4
Gain on the sale of assets	—	—	(21.6)	—	(21.6)

Operating profit (loss)	(1.7)	38.7	135.4	—	172.4
Other income and expense, net	0.2	—	0.5	—	0.7
Interest and other expense on debt	(24.7)	—	(24.9)	—	(49.6)
Intercompany transactions:
Interest expense on intercompany loans	(47.7)	(10.1)	(9.8)	67.6	—
Interest income on intercompany loans	2.5	0.3	64.8	(67.6)	—

Income (loss) before income taxes	(71.4)	28.9	166.0	—	123.5
Provision (benefit) for income taxes	(26.0)	11.6	61.7	—	47.3
Equity in (earnings) loss of subsidiaries	(121.6)	—	(17.3)	138.9	—

Net income	$76.2	$17.3	$121.6	$(138.9)	$76.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,442.0	$4,541.3	$(2,506.6)	$4,476.7
Cost of materials sold	—	2,415.6	3,877.2	(2,506.6)	3,786.2

Gross profit	—	26.4	664.1	—	690.5
Warehousing, delivery, selling, general and administrative	0.8	2.5	505.4	—	508.7
Restructuring and plant closure costs	—	—	3.3	—	3.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on the sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.8)	23.9	183.0	—	206.1
Other income and expense, net	0.3	—	2.8	—	3.1
Interest and other expense on debt	(32.0)	—	(27.7)	—	(59.7)
Intercompany transactions:
Interest expense on intercompany loans	(29.7)	(6.4)	(12.0)	48.1	—
Interest income on intercompany loans	3.7	3.2	41.2	(48.1)	—

Income (loss) before income taxes	(58.5)	20.7	187.3	—	149.5
Provision (benefit) for income taxes	(23.6)	8.3	73.0	—	57.7
Equity in (earnings) loss of subsidiaries	(126.7)	—	(12.4)	139.1	—

Net income	$91.8	$12.4	$126.7	$(139.1)	$91.8

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES:
Net income	$76.2	$17.3	$121.6	$(138.9)	$76.2

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	30.0	—	30.0
Stock-based compensation	1.0	—	3.5	—	4.5
Equity in earnings of subsidiaries	(121.6)	—	(17.3)	138.9	—
Deferred income taxes	(36.6)	—	32.1	—	(4.5)
Deferred employee benefit cost	—	—	(9.3)	—	(9.3)
Excess tax benefit from stock-based compensation	—	—	(4.9)	—	(4.9)
Gain on sale of assets	—	—	(21.6)	—	(21.6)
Change in:
Receivables	—	—	(176.5)	—	(176.5)
Inventories	—	—	(318.6)	—	(318.6)
Other assets	3.5	—	(2.7)	—	0.8
Intercompany receivable/payable	18.1	(120.1)	102.0	—	—
Accounts payable	(1.2)	152.6	21.6	—	173.0
Accrued liabilities	7.4	1.2	(1.9)	—	6.7
Other items	6.3	—	(5.4)	—	0.9

Net adjustments	(123.1)	33.7	(369.0)	138.9	(319.5)

Net cash provided by (used in) operating activities	(46.9)	51.0	(247.4)	—	(243.3)

INVESTING ACTIVITIES:
Capital expenditures	—	—	(22.7)	—	(22.7)
Loan to related companies	—	(56.4)	(80.0)	136.4	—
Loan repayment from related companies	—	—	3.1	(3.1)	—
Proceeds from sales of assets	—	—	54.3	—	54.3
Proceeds from sales of property, plant and equipment	—	—	3.5	—	3.5

Net cash provided by (used in) investing activities	—	(56.4)	(41.8)	133.3	35.1

FINANCING ACTIVITIES:
Long-term debt retired	(100.0)	—	—	—	(100.0)
Proceeds from credit facility borrowings	—	—	1,160.0	—	1,160.0
Repayment of credit facility borrowings	—	—	(756.9)	—	(756.9)
Net short-term proceeds (repayments) under credit facility	5.0	—	(114.4)	—	(109.4)
Proceeds from intercompany borrowing	136.4	—	—	(136.4)	—
Repayment of intercompany borrowing	—	(3.1)	—	3.1	—
Credit facility issuance costs	(1.0)	—	—	—	(1.0)
Net increase (decrease) in book overdrafts	0.1	8.5	10.6	—	19.2
Dividends paid	(4.1)	—	—	—	(4.1)
Proceeds from exercise of common stock options	9.7	—	—	—	9.7
Excess tax benefit from stock-based compensation	—	—	4.9	—	4.9

Net cash provided by (used in) financing activities	46.1	5.4	304.2	(133.3)	222.4

Net increase (decrease) in cash and cash equivalents	(0.8)	—	15.0	—	14.2
Beginning cash and cash equivalents	1.5	—	25.9	—	27.4

Ending cash and cash equivalents	$0.7	$—	$40.9	$—	$41.6

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
OPERATING ACTIVITIES:
Net income	$91.8	$12.4	$126.7	$(139.1)	$91.8

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	30.3	—	30.3
Stock-based compensation	0.3	—	2.9	—	3.2
Equity in earnings of subsidiaries	(126.7)	—	(12.4)	139.1	—
Deferred income taxes	11.2	—	12.2	—	23.4
Deferred employee benefit cost	(0.1)	—	5.6	—	5.5
Restructuring and plant closure cost	—	—	1.3	—	1.3
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on the sale of assets	—	—	(6.6)	—	(6.6)
Change in:
Receivables	—	—	(15.4)	—	(15.4)
Inventories	—	—	115.3	—	115.3
Other assets	4.6	—	(6.6)	—	(2.0)
Intercompany receivable/payable	(50.8)	(48.1)	98.9	—	—
Accounts payable	(0.8)	(9.1)	(31.0)	—	(40.9)
Accrued liabilities	(40.8)	1.1	(16.7)	—	(56.4)
Other items	1.1	—	(2.4)	—	(1.3)

Net adjustments	(202.0)	(56.1)	154.4	139.1	35.4

Net cash provided by (used in) operating activities	(110.2)	(43.7)	281.1	—	127.2

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(411.4)	—	1.1	—	(410.3)
Capital expenditures	—	—	(24.3)	—	(24.3)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(485.3)	485.3	—
Loan repayment from related companies	—	33.3	3.7	(37.0)	—
Proceeds from sales of assets	—	—	19.6	—	19.6

Net cash provided by (used in) investing activities	(411.4)	33.3	(485.9)	448.3	(415.7)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	245.0	—	1,245.6	—	1,490.6
Repayment of credit facility borrowings	(150.0)	—	(811.3)	—	(961.3)
Net short-term proceeds under credit facility	—	—	27.6	—	27.6
Proceeds from intercompany borrowing	485.3	—	—	(485.3)	—
Repayment of intercompany borrowing	(33.3)	(3.7)	—	37.0	—
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Net increase (decrease) in book overdrafts	—	14.1	(19.7)	—	(5.6)
Dividends paid	(3.9)	—	—	—	(3.9)
Proceeds from exercise of common stock options	0.9	—	—	—	0.9

Net cash provided by (used in) financing activities	533.3	10.4	208.2	(448.3)	303.6

Net increase in cash and cash equivalents	11.7	—	3.4	—	15.1
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)

Net change in cash and cash equivalents	11.7	—	3.0	—	14.7
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$12.3	$—	$20.8	$—	$33.1

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2006

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$0.7	$—	$40.9	$—	$41.6
Restricted cash	—	—	0.3	—	0.3
Receivables less provision for allowances, claims and doubtful accounts	—	—	778.2	—	778.2
Inventories	—	—	1,147.5	—	1,147.5
Prepaid expenses and other assets	15.1	—	17.9	(14.3)	18.7
Deferred income taxes	7.4	—	5.3	—	12.7
Intercompany receivable	25.0	405.7	—	(430.7)	—

Total Current Assets	48.2	405.7	1,990.1	(445.0)	1,999.0
Investments and advances	1,736.3	—	120.8	(1,829.7)	27.4
Intercompany notes receivable	—	—	886.3	(886.3)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	385.3	—	385.3
Deferred income taxes	83.7	—	38.5	—	122.2
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	7.7	—	7.7
Goodwill	—	—	62.0	—	62.0
Other assets	16.0	—	3.2	—	19.2

Total Assets	$1,884.2	$405.7	$3,501.8	$(3,161.0)	$2,630.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.3	$295.6	$173.4	$—	$472.3
Intercompany payable	—	—	430.7	(430.7)	—
Salaries, wages and commissions	—	—	50.7	—	50.7
Other current liabilities	11.6	5.6	39.0	(14.3)	41.9

Total Current Liabilities	14.9	301.2	693.8	(445.0)	564.9
Long-term debt	350.0	—	722.7	—	1,072.7
Long-term debt—Intercompany	875.2	11.1	—	(886.3)	—
Deferred employee benefits and other credits	4.9	—	349.0	—	353.9

Total Liabilities	1,245.0	312.3	1,765.5	(1,331.3)	1,991.5

Commitments and contingencies
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other Stockholders’ Equity	588.5	93.4	1,724.5	(1,817.9)	588.5

Total Stockholders’ Equity	639.2	93.4	1,736.3	(1,829.7)	639.2

Total Liabilities and Stockholders’ Equity	$1,884.2	$405.7	$3,501.8	$(3,161.0)	$2,630.7

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

DECEMBER 31, 2005

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1.5	$—	$25.9	$—	$27.4
Restricted cash	—	—	0.6	—	0.6
Receivables less provision for allowances, claims and doubtful accounts	—	—	610.3	—	610.3
Inventories	—	—	834.3	—	834.3
Prepaid expenses and other assets	16.5	—	20.0	(15.7)	20.8
Intercompany receivable	43.1	285.6	—	(328.7)	—

Total Current Assets	61.1	285.6	1,491.1	(344.4)	1,493.4
Investments and advances	1,611.4	—	98.4	(1,687.5)	22.3
Intercompany notes receivable	—	—	809.4	(809.4)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	398.4	—	398.4
Deferred income taxes	57.2	—	72.0	—	129.2
Intangible pension asset	—	—	7.9	—	7.9
Other intangibles	—	—	10.8	—	10.8
Goodwill	—	—	64.8	—	64.8
Other assets	19.3	—	4.9	—	24.2

Total Assets	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3.2	$134.4	$139.1	$—	$276.7
Intercompany payable	—	—	328.7	(328.7)	—
Salaries, wages and commissions	—	—	49.4	—	49.4
Other current liabilities	9.1	4.5	38.8	(15.7)	36.7
Short-term credit facility borrowings	20.0	—	232.1	—	252.1
Current portion of long-term debt	100.1	—	—	—	100.1

Total Current Liabilities	132.4	138.9	788.1	(344.4)	715.0
Long-term debt	325.0	—	200.0	—	525.0
Long-term debt—intercompany	738.8	70.6	—	(809.4)	—
Deferred employee benefits and other credits	5.0	—	358.2	—	363.2

Total Liabilities	1,201.2	209.5	1,346.3	(1,153.8)	1,603.2

Commitments and contingencies
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other Stockholders’ Equity	497.1	76.1	1,599.6	(1,675.7)	497.1

Total Stockholders’ Equity	547.8	76.1	1,611.4	(1,687.5)	547.8

Total Liabilities and Stockholders’ Equity	$1,749.0	$285.6	$2,957.7	$(2,841.3)	$2,151.0

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our financial statements.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS158). SFAS 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of SFAS 158 on our financial statements.

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

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. We are currently assessing the impact, if any, of the adoption of SAB 108.

NOTE 15/SUBSEQUENT EVENTS

On September 11, 2006, we announced the signing of a definitive agreement with Van Shung Chong Holdings Limited (“VSC”), a Hong Kong Stock Exchange listed company, and its subsidiary, CAMP BVI, to form a joint venture company, VSC Ryerson China Limited. The transaction closed on October 31, 2006. VSC owns 60 percent of the joint venture and contributed to the new joint venture its existing China metals service center network, which generated revenues of $140 million for the fiscal year ended March 31, 2006. Ryerson contributed approximately $28.3 million in cash for its initial interest of 40 percent.

We financed the acquisition with cash on hand and borrowing under our secured credit facility. Ryerson and VSC expect the joint venture to significantly expand both in terms of number of locations and capabilities in the next few years. The agreement provides Ryerson an option to become the majority owner of VSC Ryerson China Limited in three years.

On October 4, 2006, we announced that JT Ryerson has acquired Lancaster Steel Service Company, Inc., a metals service center company based in upstate New York with annual revenues of $66 million. Lancaster was founded in 1963 and operates from facilities in Lancaster and Liverpool. Lancaster Steel distributes carbon flat rolled, plate, bars, tubing and structural steel and possesses broad processing capabilities, including precision blanking, leveling, slitting, plasma and oxy-fuel cutting, as well as shearing and sawing. The cost of this acquisition is not material to our financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Consistent with generally accepted accounting principles (GAAP), the discussion of Company results of operations for the three and nine-month periods ended September 30, 2005 includes the financial results of Integris Metals for all but the first three days of the nine-month period.

Results of Operations - Comparison of Third Quarter 2006 to Third Quarter 2005

The Company continues to report its results as one reportable operating segment with the acquisition of Integris Metals on January 4, 2005 because of the substantial geographic overlap in facilities and similar economic characteristics, customer bases, distribution methods, regulatory environment and products and processes.

For the third quarter of 2006, the Company reported consolidated net income of $21.6 million, or $0.77 per diluted share, as compared with net income of $30.7 million, or $1.18 per diluted share, in the year-ago quarter.

Included in the third quarter 2006 results is a pretax charge of $0.7 million, $0.4 million after-tax or $0.02 per share, associated with workforce reductions and future lease payments at a closed facility. All of the $0.7 million charge represents future cash outflows. The Company expects to realize future annual cost and cash flow savings of $0.6 million from this restructuring action.

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

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2006 and 2005, respectively:

	Percentage of Sales Revenue Three Months Ended September 30,
Product Line	2006	2005
Stainless and aluminum	55%	51%
Carbon flat rolled	25	25
Fabrication and carbon plate	8	10
Bars, tubing and structurals	7	9
Other	5	5

Total	100%	100%

Net Sales. Revenue for the third quarter of 2006 increased 8.6 percent to $1,537,7 million from the same period a year ago. Average selling price increased 16.6 percent, against the price levels in the third quarter of 2005. Volume for the third quarter of 2006 decreased 6.8 percent from the third quarter of 2005. The decrease in volume was largely due to the sale of the Company’s three service centers serving the oil and gas industries in the first quarter of 2006, the loss of two large accounts in the first quarter of 2006 and one less ship day in the current quarterly period.

Gross profit. Gross profit increased by $6.2 million to $219.4 million in the third quarter of 2006. Gross profit in the third quarter was unfavorably impacted by approximately $80 million related to the increase in the difference between current cost and the stated LIFO value of inventory. Gross profit per ton of $267 in the third quarter of 2006 increased from $241 per ton in the year-ago quarter due to higher average selling prices year-over-year. Gross profit as a percent of sales in the third quarter of 2006 decreased to 14.3 percent from 15.1 percent a year ago primarily due to increased material cost surcharges, which are passed through without mark-up to contractual customers.

Operating expenses. Total operating expenses increased by $21.3 million to $167.5 million in the third quarter of 2006 from $146.2 million a year ago. The increase was due to the $21.0 million pension curtailment gain and $6.6 million gain on the sale of property in the third quarter of 2005. Excluding these gains, operating expense decreased by $6.3 million during the third quarter of 2006 compared to a year ago as a result of lower stock-based compensation expense ($2.3 million), lower pension expense ($1.8 million) and lower expense related to allowance for doubtful accounts, partially offset by higher system integration implementation expense. On a per ton basis, third quarter 2006 operating expenses increased to $204 per ton from $165 per ton in the year-ago period.

Operating profit. For the quarter, the Company reported an operating profit of $51.9 million, or $63 per ton, compared to an operating profit of $67.0 million, or $76 per ton, in the year-ago period, as a result of the factors discussed above. The change in allowance for doubtful accounts during the third quarter of 2006 favorably impacted the operating profit comparison by $4.4 million.

Interest and other expense on debt. Interest and other expense on debt decreased to $18.8 million from $19.9 million in the year-ago quarter, primarily due to lower average borrowing on the credit facility.

Provision for income taxes. In the third quarter of 2006 the Company recorded income tax expense of $12.1 million compared to a $16.7 million income tax expense in the third quarter of 2005. The effective tax rate was 35.9% in the third quarter of 2006 and 35.2% in the third quarter of 2005. The Company anticipates having an effective tax rate of 38.3% for 2006. Income tax expense in the third quarter of 2005 included a $2.1 million tax benefit as a result of a favorable settlement from an IRS examination.

Results of Operations - Comparison of First Nine Months 2006 to First Nine Months 2005

In the first nine months of 2006, the Company reported consolidated net income of $76.2 million, or $2.64 per diluted share, as compared with net income of $91.8 million, or $3.54 per diluted share, in the year-ago period.

Included in the first nine months of 2006 results is a pretax gain on sale of assets of $21.6 million, $13.1 million after-tax, or $0.45 per diluted share, from the sale of certain assets of our U.S. oil and gas tubular alloy and bar alloy business. Also included in the first nine months of 2006 results is a pretax charge of $1.4 million, $0.9 million after-tax or $0.03 per diluted share, associated with workforce reductions and future lease payments at a closed facility.

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

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2006 and 2005, respectively:

	Percentage of Sales Revenue Nine Months Ended September 30,
Product Line	2006	2005
Stainless and aluminum	53%	51%
Carbon flat rolled	25	25
Fabrication and carbon plate	9	10
Bars, tubing and structurals	8	10
Other	5	4

Total	100%	100%

Net Sales. Revenue for the first nine months of 2006 increased 0.4 percent to $4,494.1 million from the same period a year ago as average selling price increased 5.1 percent offset by a decline in volume of 4.5 percent. The decrease in volume was largely due to the sale of certain assets of our U.S. oil and gas tubular alloy and bar alloy business in the first quarter of 2006 and the loss of two large accounts in the first quarter of 2006.

Gross profit. Gross profit decreased by $15.6 million to $674.9 million in the first nine months of 2006 compared to the first nine months of 2005. Gross profit in this period was unfavorably impacted by approximately $125 million related to the increase in the difference between current cost and the stated LIFO value of inventory. Gross profit per ton of $264 in the first nine months of 2006 increased from $258 per ton in the year-ago period. Gross profit as a percent of sales in the first nine months of 2006 decreased slightly to 15.0 percent from 15.4 percent a year ago.

Operating expenses. Total operating expenses increased by $18.1 million to $502.5 million in the first nine months of 2006 from $484.4 million a year ago. The increase was due to the $21.0 million pension curtailment gain and $6.6 million gain on the sale of assets in the first nine months of 2005, offset by the $21.6 million gain on sale in the first nine months of 2006. Excluding the gains in both periods, operating expense increased by $12.1 million during the first nine months of 2006 compared to a year ago as a result of higher system integration implementation expense ($8.5 million), higher labor costs ($5.5 million), and higher delivery and fuel costs ($3.1 million) in the current period, partially offset by lower pension expenses ($3.2 million) and lower expense related to allowance for doubtful accounts. On a per ton basis, first nine months of 2006 operating expenses increased to $200 per ton from $181 per ton in the year-ago period.

Operating profit. For the first nine months of 2006, the Company reported an operating profit of $172.4 million, or $67 per ton, compared to an operating profit of $206.1 million, or $77 per ton, in the year-ago period, as a result of the factors discussed above. The change in allowance for doubtful accounts during the first nine months of 2006 favorably impacted the operating profit comparison by $2.3 million.

Interest and other expense on debt. Interest and other expense on debt decreased to $49.6 million from $59.7 million in the year-ago quarter, primarily due to significantly lower average borrowing on the credit facility.

Provision for income taxes. In the first nine months of 2006 the Company recorded income tax expense of $47.3 million compared to a $57.7 million income tax expense in the first nine months of 2005. The effective tax rate was 38.3% in the first nine months of 2006 and 38.6% in the year-ago period.

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

The Company had cash and cash equivalents at September 30, 2006 of $41.6 million, compared to $27.4 million at December 31, 2005. At September 30, 2006, the Company had $1,072.7 million total debt outstanding, a debt-to-capitalization ratio of 63% and $323 million available under its revolving credit facility.

Net cash used in operating activities was $243.3 million in the nine-month period ended September 30, 2006, primarily due to increases in inventory of $318.6 million and accounts receivable of $176.5 million, partially offset by net income of $76.2 million and a $173.0 million increase in accounts payable. Accounts receivable was higher at September 30, 2006 as compared to December 31, 2005 reflecting higher average selling prices in the third quarter of 2006 versus the fourth quarter of 2005. Inventory was higher at September 30, 2006 as compared to December 31, 2005 due to an increase in the amount of material on hand and as a result of higher average metal prices.

Capital expenditures during the nine-month period ended September 30, 2006 totaled $22.7 million compared to $24.3 million and $32.6 million for the nine-month period ended September 30, 2005 and the year ended December 31, 2005, respectively. During the first nine months of 2006, the Company sold certain assets related to its U.S. oil and gas, tubular alloy and bar alloy business and received sales proceeds of $54.3 million. During the first nine months of 2006, the Company also received $2.5 million from the sale of a facility in the southern United States.

Net cash provided by financing activities in the first nine months of 2006 was $222.4 million, as a result of net borrowings under the Company’s revolving credit facility. During the first nine months of 2006, the Company also paid $1.0 million of fees associated with amending the revolving credit facility in December of 2005 and received $9.7 million of proceeds on the exercise of common stock options.

Total Debt

As a result of the cash flow outflow from operating activities and the retirement of the Company’s $100 million 9 1/8% Notes (the “2006 Notes”) in the first nine months of 2006, borrowings increased $295.6 million under the revolving credit facility, and total debt in the Consolidated Balance Sheet increased to $1,072.7 million at September 30, 2006 from $877.2 million at December 31, 2005.

Total debt outstanding as of September 30, 2006 consisted of the following amounts: $748 million borrowing under the credit facility, $175 million 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and $150 million 8 1/4% Senior Notes due 2011 (the “2011 Notes”). On July 17, 2006, the Company paid the 2006 Notes, with proceeds from borrowings under the Credit Facility.

During the first nine months of 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 0.7 million and 1.6 million potential shares to diluted shares outstanding during the three-month and nine-month periods ended September 30, 2006, respectively. During the first nine months of 2005, our average share price did not exceed the conversion price of the 2024 Notes, and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS.

Pension Funding

At December 31, 2005, pension liabilities exceeded trust assets by $130 million. The Company does not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2006 but elected to make a contribution of $16.5 million in the third quarter of 2006 to improve the funded level of the Plan. The Company could have sizable future pension contribution requirements for the Ryerson Pension Plan, into which the Integris Pension Plan was merged. Future contribution requirements depend on the investment returns on Plan assets, the impact on pension liabilities due to discount rates, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit Facility described above will provide sufficient funds if the Company elects to make a contribution in 2007.

Contractual Obligations

The following table presents contractual obligations at September 30, 2006:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in millions)
Long-Term Notes	$150	$—	$—	$—	$150
Convertible Senior Note	175	—	—	175	—
Credit Facility	748	—	—	748	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	388	69	137	100	82
Purchase obligations	178	178	—	—	—
Operating leases	84	24	32	14	14

Total	$1,723	$271	$169	$1,037	$246

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Outlook

We expect typical seasonal slowness in the fourth quarter of 2006 to be exacerbated due to changing market conditions with respect to demand. Demand appears to have slowed, material is in more plentiful supply and pricing has become more competitive in some of the products we sell. However, we anticipate moderate economic expansion going into 2007. Domestic metals pricing remains difficult to predict due to its commodity nature and the extent to which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, and other factors. The Company is unable to predict the duration of the strength in the domestic economic cycle and of any supply imbalances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On January 11, 2006, the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed. The swaps are effective from July 15, 2006 through July 15, 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133) and had an asset value of approximately $0.6 million at September 30, 2006.

On August 3, 2006, the Company entered into forward agreements for $60 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed. The swaps are effective from August 7, 2006 through August 7, 2009. These interest rate swaps were designated as cash flow hedges under SFAS 133 and had a liability value of approximately $0.5 million at September 30, 2006.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $2.1 million outstanding at September 30, 2006, and a liability value of $0.1 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of September 30, 2006, there were no significant outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,110 million at September 30, 2006 and $931 million at December 31, 2005, as compared with the carrying value of $1,073 million at September 30, 2006 and $877 million at December 31, 2005. Approximately 30.3% and 48.5% of the Company’s debt was at fixed rates of interest at September 30, 2006 and December 31, 2005, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.

Based upon management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006 and because of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were not effective.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 identified the following material weakness in the Company’s internal control over financial reporting, which continued to exist as of September 30, 2006.

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

Remediation Plan for Material Weakness

During the fourth quarter of 2005 and the first, second and third quarters of 2006, the Company implemented the actions discussed below as part of our plan of remediation of the material weakness in our internal control over financial reporting. We believe the steps taken below, when operating for a sufficient period of time, will remediate the material weakness described above.

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

During the first, second and third quarters of 2006, we:

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s initiation of additional international joint ventures, including its joint venture in China, may cause the Company to incur costs and risks that may distract management from effectively operating the Company’s North American business, and such joint ventures may not be profitable.

The Company maintains joint venture operations in Mexico, India and China. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While the Company believes that its joint venture arrangements with local partners provides it with experienced business partners in foreign countries, events or issues may occur that require attention of its senior executives and may result in expenses that erode the profitability of the joint ventures or cause the Company’s capital investments in its joint ventures to be unprofitable.

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
Lily L. May
Vice President, Controller and
Chief Accounting Officer

Date: November 2, 2006

Part I — Schedule A

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	September 30, 2006		December 31, 2005
	(in millions)
STOCKHOLDERS’ EQUITY
Series A preferred stock ($1 par value): 79,451 shares issued and outstanding at September 30, 2006 and 79,968 shares issued and outstanding at December 31, 2005		$0.1		$0.1
Common stock ($1 par value): 50,556,350 shares issued at September 30, 2006 and December 31, 2005		50.6		50.6
Capital in excess of par value		834.4		847.0
Retained earnings
Balance beginning of year	$468.4		$375.5
Net income	76.2		98.1
Dividends
Series A preferred stock—$1.80 per share in 2006 and $2.40 per share in 2005	(0.1)		(0.2)
Common Stock—$0.15 per share in 2006 and $0.20 per share in 2005	(4.0)	540.5	(5.0)	468.4

Restricted stock awards		—		(0.8)
Treasury stock, at cost—24,305,407 at September 30, 2006 and 24,989,128 at December 31, 2005		(704.6)		(729.0)
Accumulated other comprehensive income (loss)
Minimum pension liability	(98.9)		(98.9)
Unrealized gain on derivative instruments	0.1		—
Foreign currency translation	17.0	(81.8)	10.4	(88.5)

Total Stockholders’ Equity		$639.2		$547.8

EXHIBIT INDEX

Exhibit Number		Description
2.1		Stock Purchase Agreement dated October 26, 2004 between the Company, Alcoa, Inc. and BHP Billiton for Integris Metals, Inc. (Filed as Exhibit 10.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 29, 2004 (File No. 1-9117), and incorporated by reference herein.)

3.1		Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2		By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1		Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2		9 1/8% Notes due July 15, 2006

(a	)	Indenture, dated as of July 1, 1996, between the Company and The Bank of New York. (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-11767), and incorporated by reference herein.)

(b	)	First Supplemental Indenture, dated as of February 25, 1999, between the Company and The Bank of New York. (Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Specimen of 9 1/8 % Note due July 15, 2006. (Filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

4.3		3.50% Convertible Senior Notes due 2024

(a	)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b	)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4		8 1/4% Senior Notes due 2011

(a	)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b	)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c	)	Specimen of 144A 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d	)	Specimen of Regulation S 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
4.5	Credit Facilities

(a)	Amended and Restated Credit Agreement, dated as of January 4, 2005, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., J. M. Tull Metals Company, Inc., Integris Metals, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 22, 2005 among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Integris Metals Ltd., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)	Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 4, 2005 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Collateral Agent. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

[The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

10.1*	Employment Agreements

(a)*	Conformed Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 between the Company and Neil S. Novich (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Conformed Confidentiality and Non-Competition Agreement dated July 1, 1999 as amended and restated January 1, 2006 between the Company and Stephen E. Makarewicz (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.2*	Severance Agreements

(a)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(b)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

(d)-1*	Form of Senior Executive Change in Control Agreement (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.3(d)-1 (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)-1*	Form of Executive Change in Control Agreement, (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10(e)-1 (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117) and incorporated by reference herein.)

10.3*	Stock Plans

(a)-1*	Ryerson 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-2*	Form of restricted stock award agreement. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-3*	Form of 2004 performance award agreement (Filed as Exhibit 10.31 to the Company’s Report on Form 10-K filed on March 22, 2004 (File No 1-9117) and incorporated by reference herein.)

(a)-4*	Form of 2005 performance award agreement. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-5*	Form of 2006 performance stock unit award agreement. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-6*	2004 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-7*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-8*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)-1*	Schedule of special achievement awards to certain named executive officers. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(b)-2*	Schedule of special achievement award to certain named executive officers. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (file No 1-9117) and incorporated by reference herein.)

(c)*	Ryerson 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Ryerson 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Ryerson 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(f)-1*	Amended and Restated Directors’ Compensation Plan (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(f)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.4*	Annual Incentive Plan

(a)*	Ryerson Annual Incentive Plan, as amended (Filed as Exhibit A to the Company’s definitive Proxy Statement on Schedule 14A (File No. 1-11767) dated March 5, 2003 that was furnished to stockholders in connection with the annual meeting held April 16, 2003, and incorporated by reference herein.)

(b)*	2005 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	2006 Performance Measures under the Annual Incentive Plan. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.5*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11767), and incorporated by reference herein.)

10.6*	Ryerson Nonqualified Savings Plan, as amended (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.8*	Form of Indemnification Agreement, dated June 24, 2003, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-9117), and incorporated by reference herein.)

10.8(a)*	Schedule to Form of Indemnification Agreement, dated June 24, 2003 (Filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on October 5, 2004 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Named Executive Officer Merit Increases effective January 30, 2006. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002