Form 10-K
period 2006-12-31
RYERSON INC.
filed 2007-03-14
CIK 790528

2006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $696,582,000 as of June 30, 2006.(1)

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 28, 2007 was 26,475,466.

(1)	Excluding stock held by directors and executive officers of registrant, without admission of affiliate status of such individuals for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement that will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders.

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and the Company’s business are: cyclicality of our business, due to the cyclical nature of our customers’ businesses; managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins; managing inventory and other costs and expenses; consolidation in the metals manufacturing industry, from which we purchase product, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability; remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources; whether our growth strategies, including our marketing programs and acquisitions, will generate sufficient additional sales to increase our market share or profitability; whether we can integrate acquisitions such as Integris Metal successfully without loss of key employees or customers; the timing and cost of our consolidation of our multiple information technology platforms to a single SAP platform, particularly in light of the number of facilities acquired when we purchased Integris Metals; our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability; our substantial debt, with a debt-to-capitalization ratio of 65% at December 31, 2006, with $188 million available under our credit facility and with $325 million in outstanding notes; and a risk of a change in control that would significantly constrain its working capital and cash flows. This report identifies other factors that could cause such differences (see Item 1A. “Risk Factors” herein). No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Note Regarding Forward-Looking Statements

PART I

ITEM 1. BUSINESS.

Ryerson Inc. (“Ryerson”), formerly Ryerson Tull, Inc., a Delaware corporation, is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation, and of Ryerson Canada, Inc., a Canadian federal corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we”, “us”, “our” or the “Company”. The Company also owns certain joint venture interests, which are not material, in certain foreign operations discussed below.

On January 4, 2005, Ryerson acquired all of the capital stock of Integris Metals, Inc. (“Integris Metals”) for a cash purchase price of $410 million, plus assumption of approximately $234 million of Integris Metals’ debt. Integris Metals was the fourth largest metals service center in North America with leading market positions in aluminum and stainless steel.

Effective January 1, 2006, Ryerson’s operating subsidiaries J. M. Tull Metals Company, Inc (“Tull”), J&F Steel, LLC (“J&F”), and Integris Metals, Inc. and its U.S. subsidiaries (collectively, IM-US) merged into JT Ryerson. Effective October 4, 2006, JT Ryerson acquired Lancaster Steel Service Company, Inc., a New York corporation (“Lancaster Steel”).

Effective January 1, 2007, Ryerson’s operating subsidiaries Integris Metals, Ltd., a Canadian federal corporation (“IM-Canada”) and Ryerson Canada, Inc., an Ontario corporation, were amalgamated as Ryerson Canada.

The Company was comprised of JT Ryerson, Tull, and Ryerson Canada until January 4, 2005. After that date and until the January 1, 2006 merger of certain of its operating subsidiaries as described above, the Company was comprised of JT Ryerson, Tull, IM-US., J&F, IM-Canada and Ryerson Canada. From January 1, 2006, through year-end 2006, the Company was comprised of JT Ryerson (including its subsidiary Lancaster Steel), IM-Canada and Ryerson Canada, leading metals distribution and materials processing organizations. As of January 1, 2007, the Company is comprised of JT Ryerson and Ryerson Canada.

Operations

The Company is engaged in materials distribution in the United States, Canada, Mexico, India and China. The Company conducts its operations in the United States through its operating subsidiary JT Ryerson, which merged with the Company’s other U.S. operating subsidiaries, IM-U.S., J&F and Tull, effective January 1, 2006; in Canada through Ryerson Canada, Inc. and Integris Metals, Ltd., which amalgamated, effective January 1, 2007, as Ryerson Canada, Inc.; in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India; in China through VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited, a Hong Kong Stock Exchange listed company. The Company is organized into business units along product lines. The Company is a leading metals service center in the United States based on sales, with 2006 sales of $5.9 billion. The Company distributes and processes metals and other materials throughout the continental United States and is among the largest purchasers of steel in the United States.

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

The Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than are customers of primary steel producers. Although the Company purchases from foreign steelmakers, some of the Company’s competitors purchase a higher percentage of metals than the Company from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry from mid-1995 through late 2003 led to a weakening in prices. Notwithstanding brief periods of price increases, the Company was generally reducing its prices from mid-1995 through late 2003 to remain competitive. Demand also was impacted by a cyclical downturn in the U.S. economy, impacting the Company’s business through decreasing volumes and declining prices starting in the second half of 2000 and continuing through the third quarter of 2003. Since the fourth quarter of 2003, the

Company has experienced an increase in demand and prices for its products. In 2004, metals producers imposed material surcharges, increased prices and placed supply constraints on certain materials, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry. The metals service center industry experienced a significant recovery in 2004 through 2006, due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, and consolidation in the steelmaking industry, and a rebounding of the U.S. manufacturing sector, all of which combined to substantially increase metals selling prices from 2003 levels. Heading into 2007, although high inventory levels throughout the supply chain in late 2006 will likely put downward pressure on the industry and the Company sales volume for at least the first quarter of 2007, overall business conditions appear to generally be favorable with an expectation of reasonably stable demand.

Products and Services

The Company carries a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows the Company’s percentage of sales by major product lines for 2006, 2005 and 2004:

	Percentage of Sales
Product Line	2006	2005	2004
Stainless and aluminum	52%	50%	31%
Carbon flat rolled	25	26	39
Bars, tubing and structurals	9	10	13
Fabricated and carbon plate	9	9	14
Other	5	5	3

Total	100%	100%	100%

More than one-half of the materials sold by the Company are processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating, polishing, shearing and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called “scale,” from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; and leveling, which is flattening metals and cutting them to exact lengths. The Company also uses third-party fabricators to outsource certain processes that the Company is not able to perform internally (such as pickling, painting, forming and drilling) to enhance the Company’s value-added services.

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

Customers

The Company’s customer base is diverse, numbering over 40,000. No single customer accounted for more than 10 percent of Company sales in 2006, and the top ten customers accounted for approximately 14 percent of its sales in 2006. Substantially all of the Company’s sales are attributable to its U.S. operations and substantially all of its long-lived assets are located in the United States. The only operations attributed to a foreign country relate to the Company’s subsidiaries in Canada, which comprised 9 percent, 8 percent and 3 percent of the Company’s sales in 2006, 2005 and 2004, respectively. Canadian assets were 9 percent, 9 percent and 3 percent of consolidated assets at December 31, 2006, 2005 and 2004, respectively. The Company’s customer base includes most metal-consuming industries, most of which are cyclical. The following table shows the Company’s percentage of sales by class of customers for 2006, 2005 and 2004:

	Percentage of Sales
Class of Customer	2006	2005	2004
Fabricated metal products producers	28%	27%	26%
Machinery manufacturers	27	31	34
Electrical machinery producers	13	13	17
Transportation equipment producers	11	10	8
Construction-related purchasers	6	5	5
Wholesale distributors	5	5	3
Metals mills and foundries	2	2	1
Other	8	7	6

Total	100%	100%	100%

Some of the Company’s largest customers have procurement programs with the Company, typically ranging from three months to one year in duration. Pricing for these contracts is generally based on a pricing formula rather than a fixed price for the program duration. However, certain customer contracts are at fixed prices; in order to minimize its financial exposure, the Company generally matches these fixed-price sales programs with fixed-price supply programs. In general, sales to customers are priced at the time of sale based on prevailing market prices.

Suppliers

In 2006, the Company purchased approximately 3.5 million tons of materials from many suppliers, including mills located throughout the world. The Company’s top 25 suppliers accounted for 80 percent of 2006 purchase dollars.

The Company purchases the majority of its inventories at prevailing market prices from key suppliers with which it has established relationships to obtain improvements in price, quality, delivery and service. The Company is generally able to meet its materials requirements because it uses many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, the Company may not be able to pass its increased material costs fully to customers. In recent years and continuing in 2006, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in the Company’s ability to meet its material requirements as the sources of our products become more concentrated from fewer producers. The Company believes it will be able to meet its material requirements because it believes it has good relationships with its suppliers and believes it will continue to be among the largest customers of its suppliers.

Sales and Marketing

The Company maintains its own sales force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company’s products. The Company’s office and field sales staffs, which together consist of approximately 1,200 employees, include technical and metallurgical personnel. In addition, its corporate marketing department develops advertising materials and coordinates national product-specific promotions targeting industries serviced by the Company.

A portion of the Company’s customers experience seasonal slowdowns. The Company’s sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, the Company’s sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 2006, excluding the initial purchase price of acquisitions, are set forth below. The net capital change during such period aggregated a reduction of $45.4 million.

	Additions	Retirements or Sale	Net
	(In millions)
2006	$35.7	$51.7	$(16.0)
2005	32.6	53.4	(20.8)
2004	32.6	35.4	(2.8)
2003	19.4	22.8	(3.4)
2002	10.5	12.9	(2.4)

The Company anticipates capital expenditures, excluding acquisitions, in the range of $50 million to $70 million for 2007. The Company expects capital expenditures will be funded from cash generated by operations.

Employees

As of December 31, 2006, the Company employed approximately 5,700 persons, of whom 2,700 were office employees and approximately 3,000 were plant employees. Fifty-three percent of the plant employees were members of various unions, including the United Steelworkers and the Teamsters. The Company’s relationship with the various unions generally has been good. There have been two work stoppages at Integris Metals’ facilities over the last five years (but prior to Ryerson’s acquisition of Integris Metals): a strike by the members of the International Brotherhood of Teamsters Local #221, covering 69 individuals, which occurred at the Minneapolis (Integris) facility in June 2003 and lasted less than one month; and a strike by the members of the International Brotherhood of Teamsters Local #938, covering 81 individuals, at the Toronto (Integris) facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004. During 2006, contracts covering 976 employees at 17 Company facilities expired; the agreement with the joint United Steelworkers and Teamsters unions representing approximately 540 employees at 3 Chicago area facilities expired January 31, 2006 and other agreements with the United Steelworkers and Teamsters expired on various dates through October 31, 2006. The membership of the joint union representing the Chicago-area employees initiated a strike from March 6, 2006 to March 13, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, through March 31, 2009. In addition, the United Steelworkers Union, representing approximately 225 employees at six other facilities ratified a new three-year contract effective August 1, 2006 through July 31, 2009. During 2007, 12 separate collective bargaining agreements will expire on various dates (January 11 through December 31) covering 12 facilities and 378 plant employees, involving the Teamsters, Steelworkers, Bridge and Iron Workers and Service Employees International Union. While management does not expect any irresolvable issues to arise in connection with the renewal of existing contracts, no assurances can be given that labor disruptions will not occur or that any of these collective bargaining agreements will be extended prior to their expiration.

Environmental, Health and Safety Matters

The Company’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company’s management believes that the Company’s operations are presently in substantial compliance with all such laws and does not presently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet present environmental, workplace health or safety requirements. The Company continues to analyze and implement improvements for protection of the environment and safety of the Company workplace. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company had previously established a minor environmental accrual for one property that it acquired and operates. The Company has commenced the required environmental remediation and continues to monitor the results with the goal of closure. The Company believes that the accrual is adequate to cover the potential remediation costs for the identified environmental issues and anticipated expenditures. The Company is not aware of any pending remedial actions or claims relating to environmental matters at properties presently used for Company operations that are expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Capital and operating expenses for pollution control projects were less than $500,000 per year for the past five years. Excluding any potential additional remediation costs resulting from the environmental remediation for the properties described above, the Company expects spending for pollution control projects to remain at historical levels.

The Company’s United States operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. In 2006, the Company operated a private trucking motor fleet for making deliveries to some of its customers. The Company’s drivers do not carry any material quantities of hazardous materials. The Company’s Canadian operations are subject to similar regulations.

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

Restructuring

In 2006, the Company recorded restructuring charges of $4.5 million for workforce reductions resulting from the integration of Integris Metals of $4.0 million and other workforce reductions of $0.5 million. The charges consist primarily of employee-related costs, including severance for 186 employees and other future cash outlays totaling $3.3 million for employee related costs, non-cash costs totaling $1.0 million for pensions and other post-retirement benefits and $0.2 million for future lease payments for a closed facility. The Company expects to record additional restructuring charges of approximately $4 million to $5 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues in 2007.

Foreign Operations

Ryerson Canada

Ryerson Canada, Inc., a wholly-owned, indirect Canadian subsidiary of the Company, is a metals service center and processor. On January 1, 2007, it amalgamated with the Company’s wholly-owned indirect Canadian subsidiary Integris Metals, Ltd. Ryerson Canada Inc. has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Sudbury (ON), Toronto (ON) (includes Canadian headquarters), Windsor (ON), Laval (QC), Vaudreuil (QC) and Saskatoon (SK), Canada.

Coryer

The Company owns a 49 percent interest in Coryer, S.A. de C.V., a joint venture with the Grupo Collado, S.A. de C.V., a steel distributor in Mexico. Coryer conducts its business through its subsidiary Collado Ryerson, S.A. de C.V., a metals service center and processor with a processing facility at Matamoros, Mexico. The joint venture has enabled the Company to expand service capability in Mexico.

Tata Ryerson Limited

The Company owns a 50 percent interest in Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India. Tata Ryerson Limited operates metals service centers and processing facilities at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudapur, India. Tata Ryerson Limited also maintains sales offices in Chennai, Siliguri, Bangalore, Kanpur, Dehra Dun, Thane, Noida and Ludhiana, India.

VSC-Ryerson China Limited

In 2006, Ryerson contributed $28.3 million to form VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited, a Hong Kong Stock Exchange Listed company. Ryerson owns 40% of the venture and has an option to take a majority interest in three years. VSC-Ryerson is based in Hong Kong. It operates processing and metal service center operations in Guangzhou, Dongguan, Kunshan and Tianjin, and sales offices in Beijing, Shanghai, Wuxi and Shenzhen.

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

Liquidity Risks

The Company has a significant amount of debt. Its substantial indebtedness could adversely affect its business, financial condition and results of operations and its ability to meet its payment obligations under its outstanding notes and other debt.

The Company has a significant amount of debt and substantial debt service requirements. As of December 31, 2006, it had outstanding on a consolidated basis approximately $1,206.5 million of senior indebtedness.

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

The Company’s revolving credit facility, receivables securitization facility, and the indentures governing its outstanding notes do not completely prohibit the Company from incurring additional debt, including secured debt. In addition, the notes do not require the Company to achieve or maintain any minimum financial results relating to its financial position or results of operations. If the Company issues other debt securities in the future, its debt service obligations will increase.

A significant amount of the Company’s debt agreements contain covenant restrictions that may limit its ability to operate its business.

The agreements governing the Company’s revolving credit facility, its 8.25% Notes due 2011 and its 3.50% Notes due 2024 contain, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

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

In addition, its revolving credit facility and its receivables securitization facility contain other affirmative and negative covenants. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions.

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

A change of control of the Company could severely constrain the Company’s working capital and cash flows, harming the Company’s ability to access credit, to purchase inventory and to operate its business, as well as result in significant costs that would impact its results of operations.

The Company announced on January 2, 2007 that it had received notice from Harbinger Capital Partners Master Fund I, Ltd. And Harbinger Capital Partners Special Situations Fund, L.P. seeking to nominate seven individuals for election to Ryerson’s Board of Directors at its 2007 Annual Meeting of shareholders to replace a majority of the existing Board of Directors of Ryerson Inc. A change in the majority of the existing Board under such circumstances, or acquisition by a third party of 30% or more of the Company’s stock, would constitute a

•	“change in control” under the Company’s $750 million credit facility, resulting in automatic and immediate termination of that credit facility with all borrowings being immediately due and payable;

•

a termination event under the Company’s $450 million receivables securitization facility, allowing termination of lenders’ obligations under that agreement with all borrowings being immediately due and payable in full, lenders’ seizure of the Company’s bank accounts to which customers remit payment, and sale of the Company’s collateral securing the facility;

•

Under the terms of the indentures governing the Company’s 3.50% Convertible Senior Notes due 2024 and its 8 1/4% Senior Notes due 2011, a change in control of the Company gives each note holder the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to accrued and unpaid interest plus, for the 8 1/4% Notes, 101% of the principal amount of those Notes, and for the 3.50% Convertible Senior Notes, 100% of the principal amount of those Notes.

•

a “change in control” under the Company’s long-term incentive stock plan that would accelerate vesting of or payment of outstanding equity and equity-based awards and result in a material stock-based compensation charge to operating results based upon the price of Ryerson’s common stock at that time;

•

a “change in control” under a number of the Company’s retirement and other employee benefit plans, requiring severance and other payments in the event of termination of employees with rights to benefits under those plans; and

•

a “change in control” under a variety of contractual arrangements with service vendors, software providers and others, potentially resulting in termination of required services and acceleration of payments or imposition of financial penalties.

The termination of the Company’s borrowing facilities and its repurchase obligations under the indentures for its notes would leave the Company with insufficient working capital and cash flow to acquire inventory for resale and to otherwise operate its business. The Company’s ability to continue to operate its business would depend on its ability to find replacement credit facilities, which would be subject to general economic conditions, credit availability, assessment of its credit-worthiness and other factors beyond the Company’s control. If the Company is not able to obtain credit or to generate sufficient cash flow to service its debt and other obligations, it may need to restructure capital or be materially adversely affected.

If the Company is able to obtain replacement credit facilities, it may incur substantial costs and expenses in replacing the facilities, in addition to the expense incurred in connection with its long-term incentive stock plan and change in control provisions under its other compensation plans, programs, agreements, and arrangements.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2006, the Company’s pension plan had an unfunded liability of $91 million. The Company’s actual costs for benefits required to be paid may exceed those projected and future actuarial assessments of the extent of those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to the Company’s recorded liability for these benefits could have a material adverse effect on its results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on its cash flows. The Company may be required to make substantial future contributions to improve the plan’s funded status, which may have a material adverse effect on its results of operations, financial condition or cash flows.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

The Company provides postretirement life insurance and medical benefits to approximately half of its employees. It paid $14 million in postretirement benefits in 2006 and recorded an expense of $13 million in its financial statements. Its unfunded postretirement benefit obligation as of December 31, 2006 was $202 million.

The Company’s obligations from such postretirement benefits could increase significantly if health care costs increase at a faster pace than those assumed by management. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Pension and Postretirement Benefit Plan Assumptions” for further discussion of these assumptions. An increase of 1% in the health care cost trend rate (for U.S plans—10 percent for participants less than 65 years old and 12 percent for participants greater than 65 years old in 2006, grading down to 5 percent in 2012. For Canadian plans—9% in 2006, grading down to 5% in 2010.) would have increased its 2006 postretirement benefit expense by $0.7 million.

The Company’s repurchase obligations for its $175 million outstanding convertible senior notes could negatively impact the Company’s liquidity in the event note holders’ put rights are triggered.

The Company’s $175 million 3.50% convertible senior notes due 2024 provide that in any quarter before January 1, 2020, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 125% of the initial conversion price, or $26.7125 on such last trading day, note holders have the right to convert their notes. On conversion, the Company will deliver cash to holders for each $1,000 principal amount of notes (subject to certain adjustments) and Company common stock to the extent the conversion value exceeds $1,000 (subject to certain adjustments.) There can be no assurance that the Company will have liquidity adequate to pay the principal amount of such notes tendered for conversion.

The Company’s outstanding convertible senior notes may negatively impact diluted earnings per share or be dilutive to stockholders’ ownership interests.

The Company issued $175 million of 3.50% convertible senior notes due 2024 in November 2004. In any quarter in which the weighted average market price of our common stock exceeds the $21.37 conversion price initially established for these notes, the calculation of diluted earnings per share will be negatively impacted. While this event did not occur in 2006, the Company’s higher stock prices in first quarter 2007 could result in such dilution. If the last reported sale price of the Company’s common stock is greater than or equal to 125% of that initial conversion price, or $26.7125, for at least twenty trading days in the period of thirty consecutive trading days ending on the last trading day of the preceding calendar quarter, holders of the notes will have a right to convert their notes to common stock; note holders also have additional rights to convert the notes upon the occurrence of specific events, as set forth in the indenture governing the notes. On conversion of the notes, the Company will deliver cash to holders for each $1,000 principal amount of notes (subject to certain adjustments) and Company common stock to the extent the conversion value exceeds $1,000 (subject to certain adjustments.) Conversion of the notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

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

The Company has significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. The Company may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar, which could have a material adverse effect on its results of operations. In addition, it will be subject to translation risk when it consolidates its Canadian subsidiaries’ net assets into its balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar could reduce the value of these assets as reported in the Company’s financial statements, which could, as a result, reduce its stockholder’s equity.

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

Operational Risks

The price volatility inherent in the metals markets could lead to significant losses for metals service centers, particularly during periods of rapid price decline, and periods of rapid price increases could impact the Company’s profitability if it is unable to fully pass through those price increases to its customers.

Metals prices are volatile due to a number of factors, including but not limited to, general economic conditions, production levels, significant excess capacity in times of reduced demand, fluctuations in foreign exchange rates, foreign and domestic competition, and the effect of rapidly increasing nickel surcharges on stainless steel.

The Company maintains substantial inventories of metals in order to meet the just-in-time delivery requirements of its customers. Rapid price increases in metals prices, particularly stainless steel in the 2005-06 period, required the Company to raise its selling prices; however, it may be unable to fully pass through those price increases to its customers or it may raise the prices to a level that is not competitive in the market place, resulting in lower demand. Metals market price decreases usually require that the Company lower its selling prices to market prices. A reduction in its selling prices could result in lower profit margins or, in some cases, losses, which would reduce its profitability.

Because of this volatility, working capital management, in particular, inventory management, is a key profitability driver in the metals service center industry. The Company may not be successful in managing inventory in the future.

The Company may not be able to successfully complete the integration of Integris Metals and other acquisitions, and if it is unable to do so, it is unlikely to increase its growth rates.

The Company has grown through a combination of internal expansion, acquisitions and corporate joint ventures. The Integris Metals acquisition is the largest acquisition in the Company’s history and the successful integration of Integris Metals is vital to increasing the Company’s growth rates in the near term. While the Company intends to continue to grow through selective acquisitions, such as its acquisition of Lancaster Steel Service Company, Inc., in October 2006, it may not be able to identify appropriate acquisition candidates, consummate acquisitions on satisfactory terms or integrate acquired businesses effectively and profitably into its existing operations.

The Company’s future success will depend on its ability to complete the integration of the former Integris Metals and other acquisitions successfully into its operations. After any acquisition, customers may choose to diversify their supply chains to reduce reliance on a single supplier for the majority of their metals needs. The Company may not be able to retain all of its and an acquisition’s customers, which may adversely affect its business and sales. The Company has not previously integrated an acquisition the size of Integris Metals into its operations. Integration of Integris Metals requires the Company to enhance its operational and financial systems and employ additional qualified personnel, management and financial resources, and may adversely affect its business by diverting management away from day-to-day operations. Further, failure to successfully integrate Integris Metals may adversely affect the Company’s profitability by creating significant operating inefficiencies that could increase its operating expenses as a percentage of sales and reduce its operating income. In addition, the Company may not realize expected cost savings from Integris Metals or other acquisitions, which may adversely affect its profitability.

Lead time and the cost of the Company’s products could increase if it were to lose one of its primary suppliers.

If, for any reason, the Company’s primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, the Company’s business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. Our top 25 suppliers accounted for 80% of our 2006 purchases. The Company could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, the Company were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from its traditional suppliers, it may not be able to obtain such metals from alternative sources at competitive prices to meet its delivery schedules, which could have a material adverse effect on its sales and profitability.

The metals distribution business is very competitive and increased competition could reduce the Company’s gross margins and net income.

The principal markets that the Company serves are highly competitive. The metals distribution industry is very fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. Competition in the various markets in which the Company participates comes from companies of various sizes, some of which have greater financial resources than the Company and some of which have more established brand names in the local markets served by the Company. Increased competition could force the Company to lower its prices or to offer increased services at a higher cost, which could reduce the Company’s profitability.

The Company services industries that are highly cyclical, and any downturn in its customers’ industries could reduce its sales and profitability.

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

As of December 31, 2006, the Company employed approximately 5,700 persons, of which 2,700 were office employees and approximately 3,000 were plant employees. Fifty-three percent of its plant employees were members of various unions, including the United Steel Workers of America and the International Brotherhood of Teamsters unions. The Company’s relationship with the various unions generally has been good. There have been two work stoppages at Integris Metals’ facilities over the last five years (but prior to Ryerson’s acquisition of Integris Metals): a strike by the members of the International Brotherhood of Teamsters Local #221, covering 69 individuals, which occurred at the Minneapolis (Integris) facility in June 2003 and lasted less than one month; and a strike by the members of the International Brotherhood of Teamsters Local #938, covering 81 individuals, at the Toronto (Integris) facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004. During 2006, the agreement with the joint United Steelworkers and Teamsters unions representing approximately 540 employees at 3 Chicago area facilities expired January 31, 2006. The membership of the joint union representing the Chicago-area employees initiated a week-long strike on March 6, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, through March 31, 2009. In addition, the United Steelworkers Union, representing approximately 230 employees at six other facilities ratified a new three-year contract effective August 1, 2006 through July 31, 2009.

In 2007, 12 contracts covering 400 employees at 12 Company facilities will expire. The Company may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, it may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on its results of operations, financial position and cash flows if it were to last for a significant period of time.

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

The Company may not be able to retain or expand its customer base if the North American manufacturing industry continues to erode through moving offshore or through acquisition and merger or consolidation activity in our customers’ industries.

The Company’s customer base primarily includes manufacturing and industrial firms. Some of the Company’s customers operate in industries that are undergoing consolidation through acquisition and merger activity; some are considering or have considered, relocating production operations overseas or outsourcing particular functions overseas Some customers have closed as they were unable to compete successfully with overseas competitors. The Company’s facilities are predominately located in the United States and Canada. To the extent that its customers cease U.S. operations, relocate or move operations overseas where it’s the Company does not have a presence, the Company could lose their business. Acquirers of manufacturing and industrial firms may have suppliers of choice that do not include the Company, which could impact the Company’s customer base and market share.

Operating results may fluctuate depending on the season.

A portion of the Company’s customers experience seasonal slowdowns. The Company’s sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, the Company’s sales in the first two quarters of the year are usually higher than in the third and fourth quarters. As a result, analysts and investors may inaccurately estimate the effects of seasonality on the Company’s results of operations in one or more future quarters and, consequently, its operating results may fall below expectations.

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

Strategic Risks

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

Not applicable.

ITEM 2. PROPERTIES.

Ryerson Inc.

As of January 1, 2007, the Company’s facilities were:

Joseph T. Ryerson & Son, Inc.

JT Ryerson maintains 110 operational facilities and 4 locations that are dedicated to administration services. All of the metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 39% of these facilities are leased. The lease terms expire at various times through 2020. Properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of January 1, 2007:

Location	Own/Lease
Birmingham, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR (2)	Owned
West Memphis, AR	Owned
Phoenix, AZ	Owned
Phoenix, AZ	Leased
Livermore, CA	Leased
Los Angeles, CA	Owned
San Diego, CA	Leased
Stockton, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Denver, CO	Owned
Wallingford, CT	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Miami, FL	Owned
Orlando, FL	Owned
Orlando, FL	Leased
Tampa Bay, FL	Owned
Atlanta, GA	Leased
Duluth, GA	Owned
Lawrenceville, GA	Leased/Vacated
Norcross, GA	Owned
Cedar Rapids, IA	Owned
Des Moines, IA	Owned
Marshalltown, IA	Owned
Boise, ID	Leased

Location	Own/Lease
Chicago, IL	Leased
Chicago, IL (Headquarters)*	Owned
Chicago, IL (16th Street Facility)	Owned
Chicago, IL (111th Street—Brite Line)**	Owned
Chicago, IL (111th Street—RCP)	Owned/Vacated
Westmont, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Louisville, KY	Owned
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA (New Orleans)	Owned
Devens, MA	Owned
Marlborough, MA	Owned/Vacated
Grand Rapids, MI	Leased
Jenison, MI	Owned
Lansing, MI	Leased
Midland, MI	Leased
Fridley, MN	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Kansas City, MO	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
St. Louis, MO (2)	Leased
Greenwood, MS	Leased
Jackson, MS	Owned
Billings, MT	Leased
Charlotte, NC (2)	Owned
Charlotte, NC	Owned/Vacated
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Union, NJ	Leased/Vacated
Buffalo, NY	Owned
New York, NY*	Leased
Rochester, NY	Leased
Cincinnati, OH	Leased
Cincinnati, OH	Owned
Cleveland, OH (2)	Owned
Hamilton, OH*	Leased
Middletown, OH	Owned
Tulsa, OK (2)	Owned
Oklahoma City, OK	Owned
Portland, OR (2)	Leased
Ambridge, PA**	Owned
Erie, PA	Leased
Fairless Hills, PA	Leased
Pittsburgh, PA	Owned

Location	Own/Lease
Pittsburgh, PA	Leased
Charleston, SC	Leased
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN	Leased
Loudon, TN	Leased
Memphis, TN	Owned
Memphis, TN	Leased
Nashville, TN	Owned
Dallas, TX (2)	Owned
Houston, TX	Owned
Pounding Mill, VA	Owned
Richmond, VA	Owned
Richmond, VA (Sales)	Leased
Marysville, WA	Leased
Renton, WA	Owned
Seattle/Auburn, WA	Owned
Spokane, WA	Leased
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned
Milwaukee, WI	Leased

*	Office space only
**	Processing centers

Lancaster Steel Service Company, Inc.

Lancaster Steel, a wholly owned indirect subsidiary of Ryerson Inc., has 2 facilities in New York. Both of the facilities are in good condition and are adequate for Lancaster Steel’s existing and anticipated operations. One facility is leased and one is owned.

Ryerson Canada, Inc.

Ryerson Canada, Inc., a wholly owned indirect Canadian subsidiary of Ryerson Inc., has 15 facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Five facilities are leased.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Edmonton, AB (Warehouse Only)	Owned
Richmond, BC	Owned
Richmond, BC (2)	Leased
Winnipeg, MB	Owned
Saint John, NB	Owned
Brampton, ON	Leased
Sudbury, ON	Owned
Toronto, ON (includes Canadian Headquarters)	Owned
Windsor, ON	Owned
Laval, QC	Leased
Vaudreuil, QC	Leased
Saskatoon, SK	Owned

Coryer S.A. de C.V.

Coryer S.A. de C.V., a joint venture in which the Company owns a 49 percent interest, owns one operating facility in Matamoros, Mexico. Coryer’s property is adequate to serve its present and anticipated needs.

Tata Ryerson Limited

Tata Ryerson Limited, a joint venture company in which the Company owns a 50 percent interest, has seven metals service centers in India, at Jamshedpur, Pune, Bara, Howrah, Faridabad, Raipur and Rudrapur, India. Tata Ryerson Limited also maintains sales offices in Chennai, Siliguri, Bangalore, Kanpur, Dehra Dun, Thane, Noida and Ludhiana, India. Tata Ryerson’s properties are adequate to serve its present and anticipated needs.

VSC-Ryerson China Limited

VSC-Ryerson Limited, a joint venture company in which the Company owns a 40 percent interest, has 5 service and processing centers in China, at Guangzhou, Dongguan, Kunshan, Tianjin, and Nansha. VSC-Ryerson also maintains sales offices in Beijing, Shanghai, Wuxi and Shenzhen, China.

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

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued the Company and other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals (now owned by the Company); and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. The Company believes that the suit is without merit, answered the complaint denying all claims and allegations, and filed a Motion for Summary Judgment which was granted. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal of the lower court decision. On August 7, 2006, the U.S. Court of Appeals for the Tenth Circuit issued a ruling affirming in part and reversing in part the district court judgment in favor of defendants, and sent the case back to the district court for reconsideration of the summary judgment in light of guidance provided by the Tenth Circuit opinion. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect the Company’s financial position, results of operations or cash flows.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors of Ryerson. All executive officers of Ryerson have been employed by the Company or an affiliate of the Company throughout the past five years.

Set forth below are the executive officers of Ryerson as of February 28, 2007, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
Neil S. Novich, 52 Chairman, President and Chief Executive Officer	Mr. Novich has been Chairman, President and Chief Executive Officer and a director of Ryerson since February 1999. Mr. Novich is also a director of W.W. Grainger, Inc.

Jay M. Gratz, 54 Executive Vice President, Chief Financial Officer and President—Ryerson Coil Processing Division	Mr. Gratz has been Executive Vice President and Chief Financial Officer of Ryerson since February 1999 and President of Ryerson Coil Processing Division since November 2001.

Gary J. Niederpruem, 55 Executive Vice President	Mr. Niederpruem has been Executive Vice President of Ryerson since February 1999. He is responsible for the General Line division service centers in the U.S. and Canada and for Operations, which includes logistics, materials management, safety, plant layout and all physical plant and equipment.

Anita J. Pickens, 49 Executive Vice President	Ms. Pickens has been Executive Vice President of Ryerson since January 2007, and is responsible for Global Accounts, corporate marketing, and stainless, aluminum, carbon flat roll and long products growth programs. She joined the Company in 1981, serving in a variety of sales management positions prior to becoming vice president and general manager for the Central division in 1999. In 2000, she was appointed vice president for the Global Accounts division, before joining the SAP project team as change manager in 2003.

James M. Delaney, 49 President—Global Accounts Division	Mr. Delaney has been President, Customer Solutions Team and Chief Customer Officer since June 2000. He was Chief Procurement Officer from July 2001 to January 2006 and President of Ryerson Central, a unit of Ryerson, from February 1999 to June 2000.

Stephen E. Makarewicz, 60 President, Ryerson South	Mr. Makarewicz has been President, Ryerson South, a unit of Ryerson, since June 2000 and President, Chief Executive Officer and Chief Operating Officer of Tull from October 1994 until its January 1, 2006 merger with JT Ryerson.

William Korda, 59 Vice President— Human Resources	Mr. Korda has been Vice President—Human Resources of Ryerson since February 1999.

Joyce E. Mims, 64 Vice President	Ms. Mims has been Vice President of Ryerson since January 2001 and served as Vice President and General Counsel of Ryerson from January 2001 to January 2007. She was Vice President, General Counsel and Secretary of Ryerson from June 1999 until January 2001.

Name, Age and Present Position with Registrant	Positions and Offices Held During the Past Five Years
M. Louise Turilli, 57 Vice President and General Counsel	Ms. Turilli has been Vice President and General Counsel of Ryerson since January 2007. Prior to joining Ryerson, she was Vice President and Deputy General Counsel of Quest Communications International Inc., Denver, CO, from 2003 until joining Ryerson and served as Vice President and Associate General Counsel of BellSouth Corporation, Atlanta, GA, from 2001 to 2003.

Darell R. Zerbe, 64 Vice President— Information Technology	Mr. Zerbe has been Vice President—Information Technology and Chief Information Officer of Ryerson since February 1999.

Terence R. Rogers, 47 Vice President— Finance and Treasurer	Mr. Rogers has been Vice President—Finance of Ryerson since September 2001 and Treasurer of Ryerson since February 1999. He was Chief Procurement Officer from April 2000 to July 2001.

Lily L. May, 57 Vice President, Controller and Chief Accounting Officer	Ms. May has been Vice President of Ryerson since January 2003 and Controller since February 1999.

Virginia M. Dowling, 56 Vice President, Deputy General Counsel and Secretary	Mrs. Dowling has been Vice President of Ryerson since September 2006, Deputy General Counsel since April 2004, and Secretary of Ryerson since April 2001. She joined the Company’s predecessor, Inland Steel Industries, Inc., as an attorney in 1989.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The common stock of Ryerson is listed and traded on the New York Stock Exchange. As of February 28, 2007, the number of holders of record of common stock of Ryerson was 7,381.

The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on the Common Stock for the period January 1, 2005 through December 31, 2006.

	Per Common Share Market Price			Dividend declared
	High	Low	Close

2006
First Quarter	$33.24	$23.74	$26.76	$0.05
Second Quarter	31.89	23.52	27.00	0.05
Third Quarter	28.20	19.60	21.89	0.05
Fourth Quarter	25.79	21.02	25.09	0.05

Year	33.24	19.60	25.09	$0.20

2005
First Quarter	$15.89	$12.15	$12.67	$0.05
Second Quarter	16.75	10.22	14.27	0.05
Third Quarter	21.51	13.95	21.30	0.05
Fourth Quarter	24.66	18.15	24.32	0.05

Year	24.66	10.22	24.32	$0.20

Restrictions in the Company’s financing that limit the Company’s ability to pay dividends are described in Item 7 “Management’s Discussion and Analysis of Financial Condition—Total Debt” at page 25.

(b) Not applicable.

(c) During 2006, the Company repurchased 23,899 shares of its equity securities from participants of its 401(k) benefit plan. In the first quarter of 2006 the Company repurchased 1,484 shares of equity securities at an average price of $26.95 per share. Common Stock repurchases in the fourth quarter of 2006 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2006 – October 31, 2006	4,146	24.12	—	—
November 1, 2006 – November 30, 2006	—	—	—	—
December 1, 2006 – December 31, 2006	18,269	22.83	—	—

Total	22,415	23.07	—	—

(d) The equity compensation plan information called for is included under Item 12 in Part III of this Annual Report on Form 10-K.

(e) Comparison of Five-Year Cumulative Total Return

The following chart compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2006, with the cumulative total return of the Standard and Poor’s Small Cap 600 Index and to a peer group of metals distributors. The comparison in the chart assumes the investment of $100 on December 31, 2001. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested in our common stock.

Because there is no nationally recognized industry index consisting of metals distributors to use as a peer group index, we constructed our own peer group. It consists of five other public companies in the metals distribution industry: A.M. Castle & Co., Friedman Industries Incorporated, Olympic Steel, Inc., Reliance Steel & Aluminum Co., and Steel Technologies Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The following consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements of Ryerson Inc. and Subsidiaries and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

AND OPERATING RESULTS

(Dollars in millions, except per share and per ton data)

	2006		2005		2004		2003		2002
Summary of Earnings
Net sales	$5,908.9		$5,780.5		$3,302.0		$2,189.4		$2,096.5
Gross profit	858.0		887.0	(2)	491.2		359.0		348.8
Operating profit (loss)	183.9	(1)	232.9	(3)	99.7	(4)	3.4	(5)	(7.9	)(6)
Income (loss) before income taxes and discontinued operations	114.2	(1)	160.6	(3)	76.0	(4)	(15.3	)(5)	(18.8	)(7)
Income (loss) from continuing operations	71.8	(1)	98.1	(3)	49.0	(4)	(13.6	)(5)	(11.8	)(7)
Earnings (loss) per share from continuing operations—basic	2.75		3.88		1.96		(0.56)		(0.48)
Earnings (loss) per share from continuing operations—diluted	2.50		3.78		1.91		(0.56)		(0.48)
Earnings (loss) per share—basic	2.75		3.88		2.24		(0.56)		(3.86	)(8)
Earnings (loss) per share—diluted	2.50		3.78		2.18		(0.56)		(3.86	)(8)
Financial Position at Year End
Inventory—current value(9)	$1,632.6		$1,107.0		$941.6		$501.1		$493.9
Working capital	1,420.1		778.4		778.9		505.1		506.4
Property, plant and equipment	401.1		398.4		239.3		225.0		233.0
Total assets	2,537.3		2,151.0		1,540.8		1,119.3		1,105.3
Long-term debt, including amount due within one year	1,206.5		877.2		526.2		266.3		220.4
Stockholders’ equity	648.7		547.8		439.6		386.6		409.1
Financial Ratios
Inventory turnover—current value basis(9)	3.7x		3.9x		4.0x		3.8x		4.1x
Return on ending stockholders’ equity	11.1%		17.9%		12.7%		(3.5)%		(23.4)%
Volume and Per Ton Data
Tons shipped (000)	3,292		3,499		2,821		2,553		2,610
Average selling price per ton	$1,795		$1,652		$1,170		$858		$803
Gross profit per ton	261		254		174		140		134
Operating expenses per ton	205		187		139		139		137
Operating profit (loss) per ton	56		67		35		1		(3)
Profit Margins
Gross profit as a percent of sales	14.5%		15.3%		14.9%		16.4%		16.6%
Operating expenses as a percent of sales	11.4		11.3		11.9		16.2		17.0
Operating profit (loss) as a percent of sales	3.1		4.0		3.0		0.2		(0.4)
Other Data
Average number of employees	5,701		5,819		3,434		3,471		3,715
Tons shipped per average employee	577		601		822		736		703
Capital expenditures	$35.7		$32.6		$32.6		$19.4		$10.5
Cash flow provided by (used in) operating activities	(261.0)		321.5		(170.0)		(12.6)		(141.6)
Dividends declared per common share	0.20		0.20		0.20		0.20		0.20

(1)	Includes restructuring and plant closure costs of $4.5 million, or $2.8 million after-tax, and a gain on the sale of assets of $21.6 million, or $13.2 million after-tax.
(2)	Includes a $9.6 million, or $5.8 million after-tax, charge from a change in method of applying LIFO and a LIFO liquidation gain of $13.1 million, or $7.9 million after-tax.
(3)	In addition to LIFO method change and LIFO liquidation gain noted in (2), includes restructuring and plant closure costs of $4.0 million, or $2.4 million after-tax, a pension curtailment gain of $21.0 million, or $12.8 million after-tax, and gain on the sale of assets of $6.6 million, or $4.0 million after-tax.
(4)	Includes restructuring and plant closure costs of $3.6 million, or $2.2 million after-tax, and gain on the sale of assets of $5.6 million, or $3.4 million after-tax.
(5)	Includes restructuring and plant closure costs of $6.2 million pretax or $3.8 million after-tax.
(6)	Includes an unfavorable adjustment to the sale of Inland Engineered Materials Corporation of $8.5 million pretax, or $5.4 million after-tax, restructuring and plant closure costs of $2.7 million pretax, or $1.6 million after-tax, a $10.9 million pretax, or $6.6 million after-tax, gain on the sale of assets and a $4.1 million pretax, or $2.6 million after-tax, gain on the sale of Company’s interests in China.
(7)	In addition to the items noted in (6), includes a $5.1 million pretax, or $3.3 million after-tax, gain from shares received on demutualization of an insurance company.

(8)	In addition to items noted in (6) and (7), includes $82.2 million after-tax, or $3.31 per share, impairment charge resulting from the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The charge was recorded as the cumulative effect of a change in accounting principle. Also includes $0.07 per share loss from discontinued operations.
(9)	Inventory at current value is defined as the sum of inventory plus LIFO reserve. Inventory turnover on the current value basis is defined as cost of materials sold divided by the average monthly inventory at current value. These measures are not recognized financial measures under generally accepted accounting principles in the United States and, therefore, should not be considered in isolation or as an alternative to other financial statement data presented in the consolidated financial statements. Inventory at current value and inventory turnover on the current value basis as presented in this report may not be comparable to similarly titled measures used by other companies.

Reconciliation of Inventories to Inventory—current value

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Inventories at stated LIFO value	$1,128.6	$834.3	$606.9	$439.9	$454.8
Excess of replacement cost over stated LIFO value	504.0	272.7	334.7	61.2	39.1

Inventory—current value	$1,632.6	$1,107.0	$941.6	$501.1	$493.9

Calculation of Inventory turnover—current value basis:

	2006	2005	2004	2003	2002
	(Dollars in Millions)
Cost of materials sold	$5,050.9	$4,893.5	$2,810.8	$1,830.4	$1,747.7
Divide by average monthly inventory—current value	$1,347.1	$1,257.0	$698.5	$488.1	$430.9
Inventory turnover—current value basis	3.7x	3.9x	4.0x	3.8x	4.1x

Management considers inventory turnover on the current value basis and inventory at current value to be critical measures and tools in managing its investment in inventory. The Company accounts for its inventory primarily using the LIFO method. Although the LIFO method has the benefit of more accurately matching sales with current cost of material, management believes that inventory turnover calculated using the cost of material sold divided by inventory at a current value basis is the more relevant measure of inventory management.

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

Overview

Industry and Operating Trends

The Company purchases large quantities of metal products from primary producers and sells these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by the Company by burning, sawing, slitting, blanking, cutting to length or other techniques. The Company sells its products and services to many industries, including machinery manufacturers, fabricated metal products, electrical machinery, transportation equipment, construction, wholesale distributors, and metals mills and foundries. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of the Company’s distribution sites to its customers.

Sales, gross profit and operating expense control are the principal factors that impact the Company’s profitability:

Sales.    The Company’s sales volume and pricing is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which the Company’s customers operate. Increases in sales volume generally enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold. Sales prices are also primarily driven by market factors such as overall demand and availability of product. The Company’s net sales include revenue from product sales, net of returns, allowances, customer discounts and incentives.

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s financial results, which at the time did not include Integris Metals and J&F. The metals service center industry experienced a significant recovery starting in 2004 due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, consolidation in the steelmaking industry, and a rebound of the U.S. manufacturing sector, all of which combined to substantially increase metals selling prices from 2003 levels. During 2006, moderate growth occurred in all product lines. Prices trended upward, and, in particular, rose significantly in stainless steel products due to nickel surcharges. Through the date of this filing in 2007, short-term weakness exists due to excess inventory throughout the supply chain. However, business conditions for most of 2007 are expected to remain generally favorable.

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

The Integris Metals acquisition substantially increased the size of the Company: the acquisition approximately doubled the number of service center facilities maintained by the Company, as well as increased the Company’s net sales from $3.3 billion in 2004 to $5.8 billion in 2005. The Company commenced an integration plan in 2005 to consolidate facilities and integrate administrative functions and to date has recorded restructuring charges of $8.0 million for workforce reductions and facility closures related to the acquisition. Completion of the Integris Metals integration is expected to result in additional pre-tax restructuring charges of approximately $4 million to $5 million, as well as incremental operating expenses—primarily for physical relocation of equipment and inventory—of approximately $4 million to $5 million. The restructuring charges consist of employee-related costs including severance and post-retirement benefits, and tenancy and other costs. Approximately half of the charge for restructuring activities is expected to result in cash expenditures. We recorded $4.5 million of restructuring charges during 2006 in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related accounting guidance. When completed, the Company expects the overall integration to impact approximately 20 facilities and 350 employees. The Company expects to capture annualized cost synergies of approximately $60 million through the integration plan, of which approximately $42 million of annualized run-rate cost synergies have been accomplished as of December 31, 2006.

Consistent with generally accepted accounting principles (GAAP), the discussion of the Company’s results of operations for the twelve months ended December 31, 2005 includes the financial results of Integris Metals for all but the first three days of the period. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that management believes are significant, separate and apart from the impact of the Integris Metals’ acquisition.

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

Historical Results of Operations

	2006	2005	2004
	(In millions, except per share data)
Net sales	$5,908.9	$5,780.5	$3,302.0
Gross profit	858.0	887.0	491.2
Warehousing, delivery, selling, general and administrative expenses	691.2	677.7	393.5
Restructuring charges	4.5	4.0	3.6
Other gains	(21.6)	(27.6)	(5.6)
Operating profit	183.9	232.9	99.7
Income from continuing operations	71.8	98.1	49.0
Income from discontinued operations	—	—	7.0
Net income	$71.8	$98.1	$56.0
Income per common share from continuing operations—diluted	$2.50	$3.78	$1.91
Net income per common share—diluted	$2.50	$3.78	$2.18
Average shares outstanding—diluted	28.7	26.0	25.7

Continuing Operations

The Company reported income from continuing operations in 2006 of $71.8 million, or $2.50 per diluted share, as compared with income from continuing operations of $98.1 million, or $3.78 per diluted share, in 2005, and income from continuing operations of $49.0 million, or $1.91 per diluted share, in 2004. Included in 2006 results are restructuring and plant closure costs of $2.8 million after-tax, or $0.10 per share, and gain on the sale of assets of $13.2 million after-tax, or $0.46 per share.

Comparison of 2006 with 2005—Continuing Operations

Net Sales

Net sales of $5.91 billion in 2006 increased 2 percent from $5.78 billion in 2005 as a result of a 9 percent increase in average selling price partially offset by a 6 percent decrease in tons shipped. The decrease in volume was largely due to the sale of certain assets of our U.S. oil and gas tubular alloy and bar alloy business in the first quarter of 2006 and the loss of two large accounts in the first quarter of 2006. The average selling price per ton increased in 2006 primarily as a result of significantly higher aluminum and stainless steel prices in the marketplace, with higher surcharges being the largest factor. Carbon steel prices also rose but at a slower rate. There was not a significant change in product mix.

Gross Profit

Gross profit—the difference between net sales and the cost of materials sold—decreased $29.0 million, or 3 percent, to $858.0 million in 2006 from $887.0 million in 2005. Gross profit was unfavorably impacted by an approximately $190 million LIFO charge reflecting the significant run-up in stainless steel and aluminum material costs during 2006. Gross profit as a percentage of sales decreased to 14.5% from 15.3% a year ago, largely due to the significant increase in nickel surcharges on stainless steel, which are generally passed through to customers without markup. Gross profit per ton increased to $261 in 2006 from $254 in 2005.

Expenses

Total 2006 operating expenses increased by $20.0 million to $674.1 million from $654.1 million in 2005.

•

Warehousing, delivery, selling, general and administrative expenses in 2006 increased $13.5 million to $691.2 million from $677.7 million in 2005. The increase was primarily due to increased expenses related to the SAP implementation ($8.5 million), higher employee costs ($7.1 million), higher energy-related costs ($2.9 million) and the operating expenses of Lancaster Steel Service acquired in October, 2006 ($2.5 million), offset by an $8.0 million decrease in operating expense due to the sale of the oil and gas business assets in March, 2006.

•

Included in 2006 total operating expenses are restructuring and plant closure costs of $4.5 million and a gain of $21.6 million from sale of the oil and gas business assets. 2005 total operating expenses included restructuring and plant closure costs of $4.0 million, a $21.0 million pension curtailment gain and a $6.6 million gain on sale of assets.

Total operating expenses per ton were $205 in 2006 and $187 in 2005. Operating expenses represent 11.4 percent and 11.3 percent of sales in 2006 and 2005, respectively. The average number of employees decreased 2.0 percent in 2006 to 5,701 from 5,819 in 2005.

Operating Profit

Operating profit was $183.9 million in 2006, representing 3.1 percent of sales, compared to an operating profit of $232.9 million, or 4.0 percent of sales, in 2005. The decrease in 2006 operating profit resulted from lower level of gross profit generated and higher operating expenses in 2006, as discussed above.

Other Expenses

Other expenses, primarily interest and financing costs, decreased to $69.7 million in 2006 from $72.3 million in 2005 primarily due to lower average borrowings of approximately $130 million on the Company’s credit facility partially offset by slightly higher borrowing rates in 2006.

Provision for Income Taxes

In 2006, the Company recorded income tax expense of $42.4 million compared to $62.5 million in 2005. The effective tax rate was 37.1 percent in 2006 compared to 38.9 percent in 2005. In 2005, the Company recorded a $2.1 million income tax benefit as a result of a favorable settlement from an IRS examination and a $2.2 million income tax expense related to estimated tax exposures. The lower effective tax rate in 2006 resulted from a higher proportion of income taxed at lower-than-U.S foreign income tax rates.

Earnings Per Share

Diluted earnings per share from continuing operations were $2.50 in 2006 and $3.78 in 2005, with the decrease due primarily to the results of operations discussed above. In addition, the diluted shares outstanding increased 2.7 million shares primarily related to the dilutive effect of the convertible notes, stock option exercises and the dilutive effects of stock-based compensation.

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

•

Warehousing, delivery, selling, general and administrative expenses in 2005 increased to $677.7 million from $393.5 million in 2004. The increase was primarily due to expenses from Integris Metals ($259.1 million), to increased delivery expenses of $8.4 million resulting from higher volume, higher diesel fuel costs and increased transportation prices, in addition to higher costs for labor ($3.2 million), group insurance and pension costs ($2.5 million), and repair and maintenance costs ($1.2 million). The increase was also attributable to higher costs for stock-based compensation ($3.4 million), professional fees ($2.5 million), and audit fees ($2.1 million).

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

	2005	Unaudited Pro forma 2004
	(In millions)
Net sales	$5,780.5	$5,409.0
Gross profit	887.0	870.4
Warehousing, delivery, selling, general and administrative expenses	677.7	664.6
Restructuring charges	4.0	5.2
Other gains	(27.6)	(8.0)
Operating profit	232.9	208.6
Income from continuing operations	98.1	94.6

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

•

Warehousing, delivery, selling, general and administrative expenses in 2005 increased $13.1 million to $677.7 million from $664.6 million pro forma 2004. The increase was primarily due to increased delivery expenses of $9.2 million resulting from higher diesel fuel costs and increased transportation prices, in addition to higher labor costs ($3.5 million), group insurance and pension costs ($4.9 million) and higher costs for stock-based compensation ($3.4 million). The increase was partially offset by lower sales incentive bonuses ($10.7 million).

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under its revolving credit facility. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, and for capital expenditures.

The Company had cash and cash equivalents at December 31, 2006 of $55.1 million, compared to $27.4 million at December 31, 2005. At December 31, 2006, the Company had $1,207 million of total debt outstanding, a debt-to-capitalization ratio of 65% and $188 million available under its revolving credit facility. At December 31, 2005, the Company had $877 million of total debt outstanding, a debt-to-capitalization ratio of 62% and $575 million available under its revolving credit facility.

Net cash used by operating activities was $261.0 million in 2006, primarily due to a $287.7 million increase in inventories and a $34.6 million increase in accounts receivable. The cash outflow from the increase in inventory and receivables was partially offset by net income of $71.8 million, and an increase in accrued taxes payable of $23.8 million. Accounts receivable was higher at December 31, 2006 than at December 31, 2005 because of higher average selling prices during the fourth quarter. Inventory was higher at December 31, 2006 than at December 31, 2005, due to an increase in the amount of material on hand and higher average metal costs. The Company also made income tax payments of $53.7 million in 2006 and $82.8 million in 2005.

Net cash used for investing included capital expenditures of $35.7 million and $32.6 million in 2006 and 2005, respectively. In 2006, the Company sold certain assets related to its U.S. oil and gas tubular alloy and bar alloy business generating cash proceeds of $54.3 million, and sold four exited facilities and other assets, generating cash proceeds of $11.2 million. In 2005, the Company sold five exited facilities and other assets, generating cash proceeds of $25.3 million. During the fourth quarter of 2006, the Company acquired Lancaster Steel, in which the Company invested a total of approximately $33.2 million, by paying $17.6 million in cash, net of $0.4 million of cash acquired, and by assuming $15.6 million of Lancaster Steels’ then-existing debt. Also during the fourth quarter of 2006, the Company contributed $28.3 million to form VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited, a Hong Kong Stock Exchange listed company, in which the Company owns a 40 percent equity interest in VSC-Ryerson China Limited. During the first quarter of 2005, the Company acquired Integris Metals, in which the Company invested a total of approximately $644.1 million, by paying $410.1 million in cash, net of $1.1 million of cash acquired, and by assuming $234.0 million of Integris Metals’ then-existing debt. Ryerson paid for these acquisitions with funds borrowed under the Company’s credit facility.

Net cash provided by financing activities during 2006 was $305.4 million as compared to $105.6 million during 2005, as a result of net borrowings under the Company’s revolving credit facility. During 2006, the

Company received $10.7 million of proceeds on the exercise of common stock options. During 2005, the Company received $3.8 million of proceeds on the exercise of common stock options.

The Company believes that cash flow from operations and proceeds from the amended credit facility and the securitization facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements in the normal course. The Company believes that new public or private debt or equity financing is a potential future source of funding. In the event the Company were to seek such debt financing, the ability to complete any future financing and the amount, terms and cost of any such future financing would be subject to debt market conditions at that time.

The Company announced on January 2, 2007 that it had received notice from Harbinger Capital Partners Master Fund I, Ltd. And Harbinger Capital Partners Special Situations Fund, L.P. seeking to nominate seven individuals for election to Ryerson’s Board of Directors at its 2007 Annual Meeting of shareholders to replace a majority of the existing Board of Directors of Ryerson Inc. A change in the majority of the existing Board under such circumstances, or acquisition by a third party of 30% or more of the Company’s stock, would constitute a change in control or termination event under the Company’s credit and securitization facilities resulting in acceleration of borrowings thereunder. In addition, a change in control would give the holders of its 2024 notes and its 2011 notes the right to require the Company to repurchase all or any part of such holder’s notes for cash. A number of the Company’s retirement and other employee benefit plans require severance and other cash payments in the event of termination of employees with rights to benefits under those plans in the event of a change in control. A “change in control” under a variety of contractual arrangements with service vendors, software providers and others could result in termination of required services and acceleration of payments or imposition of financial penalties.

The termination of the Company’s borrowing facilities and its repurchase obligations under the indentures for its notes would leave the Company with insufficient working capital and cash flow to acquire inventory for resale and to otherwise operate its business. The Company’s ability to continue to operate its business would depend on its ability to find replacement credit facilities, which would be subject to general economic conditions, credit availability, assessment of its credit-worthiness and other factors beyond the Company’s control. If the Company is not able to obtain credit or to generate sufficient cash flow to service its debt and other obligations in connection with a change in control, it would be materially adversely affected.

If the Company is able to obtain replacement credit facilities, it may incur substantial costs and expenses in replacing the facilities. There can be no assurance that any replacement facilities will be obtained on favorable terms.

The Company’s Board of Directors and its advisors conducted a thorough evaluation of Harbinger’s proposal and will oppose its efforts to obtain control of the Company’s Board and, consequently, the Company. The Board believes that implementing the Company’s current strategic plan will significantly enhance value for all shareholders. In addition, the Board has retained UBS Investment Bank as its financial advisor to assist in comparing the Company’s current plan with other strategic alternatives, which may create additional value. Ryerson may not update its process or disclose developments with respect to potential strategic initiatives unless the Board has approved a definitive course of action or transaction.

Total Debt

As a result of the cash flow outflow from operating activities and investing activities, total debt in the Consolidated Balance Sheet increased to $1,206.5 million at December 31, 2006 from $877.2 million at December 31, 2005.

Total debt outstanding as of December 31, 2006 consisted of the following amounts: $881.5 million borrowing under the Credit Facility, $175 million 3.50% Convertible Senior Notes, and $150 million 8 1/4% Senior Notes. Discussion of each of these borrowing arrangements follows.

Credit Facility

On January 4, 2005, the Company amended and restated its $525 million revolving credit facility and the $350 million revolving credit facility assumed in connection with the Integris Metals acquisition, to establish a new 5-year, $1.1 billion revolving credit facility. On December 20, 2005, the Company entered into an amendment effective January 3, 2006 (the “Amendment No. 1”) to the credit facility (collectively referred to as the “Credit Facility”). The amendment extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders’ right to request the pledge of the stock of certain of the Company’s subsidiaries; and provided further flexibility in the covenants and restrictions under the Credit Facility as discussed below. The amount of the Credit Facility could be increased by up to $200 million under certain circumstances.

At December 31, 2006, under the Company’s Credit Facility, the Company had $882 million outstanding funded borrowing, $30 million of letters of credit issued and $188 million available, compared to $575 million available on December 31, 2005. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.9 percent and 6.4 percent at December 31, 2006 and 2005, respectively.

Amounts outstanding under the Credit Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for our Canadian subsidiaries that are borrowers, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada), the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate was between 0.00% and 0.75% and the spread over the LIBOR rate and for bankers’ acceptances was between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default would bear interest at 2% above the rate otherwise applicable.

In addition to paying interest on outstanding principal, the Company (and certain of its subsidiaries that also are permitted to borrow under the facility) were required to pay a commitment fee of up to 0.375% of the daily average unused portion of the committed loans under the Credit Facility (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

In addition to funded borrowings under the Credit Facility, the Credit Facility Agreement also provided collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes’) and the 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company would be prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date (except from the proceeds of new debt or equity) and would be limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Credit Facility also contains covenants that, among other things, limit the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, we maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and provides for a default upon (among other things) the occurrence of a change of control of Ryerson and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson, or any significant subsidiaries becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

Proceeds from Credit Facility borrowings and repayments of Credit Facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds (repayments) under the Credit Facility represent borrowings under the Credit Facility with original maturities less than three months.

On January 26, 2007, the Company entered into an amendment and restatement to its existing $1.1 billion Credit Facility that would have expired on January 4, 2011. This transaction resulted in a 5-year, $750 million revolving credit facility (the “Amended Credit Facility”). Also on January 26, 2007, Ryerson Funding LLC, a special purpose subsidiary of Joseph T. Ryerson & Son, Inc. entered into a 5-year, $450 million revolving securitization facility (the “Securitization Facility”). The details of these two new credit transactions are discussed in the Subsequent Events section.

$100 Million 9 1/8% Notes due 2006

In July 2006, the Company paid the 2006 Notes with proceeds from borrowings under the credit facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At December 31, 2006, $175 million of the Company’s 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

Holders of the 2024 Notes have the right to require Ryerson to repurchase some or all of their 2024 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the repurchase date, on November 1, 2009, November 1, 2014 and November 1, 2019, or following a fundamental change (as defined in the Indenture dated as of November 10, 2004 by and among Ryerson Inc., Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A., as Trustee, for the 2024 Notes (the “2024 Notes Indenture”) including a change in control of the Company) that occurs at any time prior to maturity of the 2024 Notes.

The 2024 Notes are convertible into shares of common stock of Ryerson on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of Ryerson’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the common stock of Ryerson; (4) if we call the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions. At December 31, 2006, none of these events had occurred and, as a result, the holders of the 2024 Notes did not have the right to convert their 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At December 31, 2006, $150 million of the Company’s 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

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

Under the terms of the indentures governing the 2011 Notes, a change in control of the Company gives each note holder the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to accrued and unpaid interest plus, 101% of the principal amount of the 2011 Notes.

Pension Funding

The Company made a contribution of $18.8 million and $10.3 million in 2006 and 2005 to improve the plans funded status, respectively. At December 31, 2006, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits.” pension liabilities exceeded trust assets by $91 million. The Company anticipates that it will not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2007 but could have sizable future pension contribution requirements for the Ryerson Pension Plan, into which the Integris Pension Plan was merged in

2005 and the Lancaster Steel Company pension plan was merged at December 31, 2006. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit Facility described above will provide sufficient funds if the Company elects to make a contribution in 2007.

Income Tax Payments

The Company paid income taxes of $53.7 million and $82.8 million in 2006 and 2005, respectively. The Company expects to pay income taxes of approximately $6 million in the first quarter of 2007 and may be required to pay additional amounts thereafter in 2007 depending upon the Company’s profitability.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, Ryerson has entered into off-balance sheet arrangements, such as letters of credit, which totaled $30 million as of December 31, 2006. Ryerson has also guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2006, the amount of the guaranty was $3.8 million. Additionally, other than normal long term operating leases included in the Contractual Obligations table below, the company does not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on Ryerson’s current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2006:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Long-Term Notes	$150	$—	$—	$150	$—
Convertible Senior Note	175	—	175	—	—
Credit Facility	882	82	—	800	—
Interest on Long-Term Notes, Convertible Senior Note and Credit Facility	414	79	159	98	78
Purchase Obligations	207	207	—	—	—
Operating leases	85	24	27	15	19

Total	$1,913	$392	$361	$1,063	$97

*	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Subsequent Events

Shareholder Proposal

On January 2, 2007, Harbinger Capital Partners announced it is seeking to elect seven nominees, which would be a majority, to Ryerson’s Board of Directors at the Company’s 2007 Annual Meeting. Ryerson’s Board of Directors and its advisors conducted a thorough evaluation of Harbinger’s analysis and proposal compared to

Ryerson’s short-term and long-term plans. Based on this evaluation, Ryerson’s Board disagrees with Harbinger’s analysis and will oppose its efforts to obtain control of Ryerson’s Board and consequently, the Company. The Board believes that implementing the company’s current strategic plan will significantly enhance value for all shareholders. In addition, the Board has retained UBS Investment Bank as its financial advisor to assist in comparing the Company’s current plan with other strategic alternatives which may create additional value.

Amended Credit Facility and Securitization Facility

On January 26, 2007, Ryerson Inc. entered into an amendment and restatement to its existing $1.1 billion revolving credit facility that would have expired on January 4, 2011. This transaction resulted in a new 5-year, $750 million revolving credit facility (the “Amended Credit Facility”). During January 2007, we recorded a charge of $2.7 million for unamortized debt issuance costs related to the Amended Credit Facility.

Amounts outstanding under the Amended Credit Facility bear interest at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary that is a borrower, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) and the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada). The spread over the base rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

Borrowings under the Amended Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables (excluding U.S. receivables), lockbox accounts and related assets of the Company, other subsidiary borrowers and certain other U.S. subsidiaries of the Borrower that act as guarantors.

The Amended Credit Agreement also contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Amended Credit Facility also requires that, if availability under the Amended Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and includes defaults upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Amended Credit Facility will become immediately due and payable.

On January 26, 2007, Ryerson Funding LLC (the “SPV”), a wholly owned special purpose subsidiary of Joseph T. Ryerson & Son, Inc. (the “Originator”) entered into a 5-year, $450 million revolving securitization facility (the “Securitization Facility”). In connection with the Securitization Facility, the Originator will sell and/or contribute accounts receivables to the SPV. The SPV will thereafter make borrowings from the lenders secured by the receivables. The Originator will continue to service accounts receivable on behalf of the SPV for a monthly fee.

Borrowings under the Securitization Facility are secured by first-priority liens on all of the accounts receivables sold or contributed to SPV by the Originator and related assets of the SPV.

The Securitization Facility contains covenants that, among other things, restrict the SPV with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Securitization Facility includes defaults upon (among other things) the occurrence of a change of control of the SPV and a cross-default to other financing arrangements.

If the SPV or Originator becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Securitization Facility will become immediately due and payable.

Capital Expenditures

Capital expenditures during 2006 and 2005 totaled $35.7 million and $32.6 million, respectively. Capital expenditures were primarily for machinery and equipment and SAP implementation related costs.

The Company anticipates capital expenditures, excluding acquisitions, to be in the range of $40 million to $50 million in 2007, which will maintain or improve the Company’s processing capacity and upgrade the Company’s information technology capability.

In 2004, the Company commenced an upgrade of its systems capability through consolidating its multiple information technology operating platforms onto one integrated SAP platform. Including the additional Integris Metals facilities that will need to be converted to SAP as well as the enhanced functionality, the Company anticipates that the full implementation of SAP by the end of 2008 will require total expenditures of $80 million, an increase over the previous estimate of $65 million, for the Company-wide conversion, $41 million of which are capital expenditures. Through the end of 2006, the Company has spent $58 million, $32 million of which were capital expenditures.

Restructuring

2006

In 2006, the Company recorded a charge of $4.0 million due to workforce reductions resulting from our integration of IM-US and IM Canada (collectively, “Integris Metals”) with Ryerson. The charge consists of future cash outlays of $2.8 million for employee-related costs, including severance for 170 employees, non-cash costs totaling $1.0 million for pensions and other post-retirement benefits and $0.2 million for future lease payments for a closed facility. Combined with the 2005 restructuring charge discussed below, to date the Company has recorded a total charge of $8.0 million for workforce reductions and facility closures related to our acquisition of Integris Metals. The Company expects to record additional restructuring charges of $4 million to $5 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues over the next 12 months. In 2006, the Company also recorded a charge of $0.5 million for other workforce reductions. The charge consists of future cash outlays for employee-related costs, including severance for 16 employees. The December 31, 2006 accrual balance will be paid primarily in 2007.

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

Deferred Tax Assets

At December 31, 2006, the Company had net deferred tax assets of $154 million comprised primarily of $53 million of Alternative Minimum Tax (“AMT”) credit carryforwards, a deferred tax asset related to post-retirement benefits other than pensions (FASB Statement No. 106 obligation) of $77 million, a deferred tax asset related to pension liability of $34 million and state net operating loss tax credit carryforwards of $8 million. The Company believes that it is more likely than not that the Company will realize all of its deferred tax assets, except for certain of its state NOL carryforwards for which a valuation allowance of $1 million has been provided as discussed below.

The AMT credit carryforwards may be used indefinitely to reduce regular federal income taxes. The Company believes that it is more likely than not that all of its federal tax credits and carryforwards will be realized.

At December 31, 2006, the deferred tax asset related to the Company’s post-retirement benefits other than pensions was $77 million. At December 31, 2006, the Company also had a deferred tax asset related to the Company’s pension liability of $34 million. To the extent that future annual charges under FASB Statement No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss.

The Company had $8 million of state net operating loss (“NOL”) carryforwards available at December 31, 2006. The deferred tax asset for state NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversal of existing temporary differences, tax planning strategies, and on projections of future taxable income. A valuation allowance has been provided to the extent that the Company does not expect to be able to utilize all of the specific NOLs prior to their expiration in 2007-2025.

Outlook

The Company experienced reasonably strong demand in the first half of 2006, although its volumes were impacted by the sale of the oil and gas business and the loss of two key accounts. During the second half of 2006, high inventory levels throughout the supply chain put downward pressure on industry and Company volume. These high inventories will continue to affect the industry and the Company for at least the first quarter of 2007. However, overall business conditions in 2007 appear to generally be favorable with an expectation of reasonably stable demand. Pricing levels during 2006 increased as the year progressed largely due to the impact of rising nickel surcharges on stainless steel and the Company expects to see continued pricing volatility during 2007. However, pricing trends will continue to be commodity specific. Domestic metals pricing remains difficult to predict due to its commodity nature and the extent to which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, surcharges and other factors. The Company is unable to predict the duration of the current strength in the domestic economic cycle.

Critical Accounting Estimates

Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of sales and expenses during the reporting period. The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed under the caption “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Statement of Accounting and Financial Policies” under Item 8. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, the Company believes its estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

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

Inventory valuation:    The Company’s inventories are valued at cost, which is not in excess of market. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs and internal direct and allocated indirect processing costs. Cost is primarily determined by the last-in, first-out (“LIFO”) method. The Company regularly reviews inventory on hand and records provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and the Company’s customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory. The Company changed its method of accounting for certain inventories effective January 1, 2005. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 2: Inventories” under Item 8 for further details).

Deferred tax asset:    The Company records operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, the Company will be required to record additional valuation allowances against the Company’s deferred tax assets. At December 31, 2006, as a result of its analysis, the Company has a valuation reserve of $1 million. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 11: Income Taxes” under Item 8 for further details).

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

Pension and postretirement benefit plan assumptions:    The Company sponsors various benefit plans covering a substantial portion of its employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. The Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (September 30) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense the Company may record in the future. For example, a 0.25 percentage point decrease in the discount rate (from 5.75 percent to 5.50 percent) would have increased 2006 annual pension expense by $0.5 million. Also, a 0.25 percentage point decrease in the expected rate of return on plan assets (from 8.75 percent to 8.5 percent) would have increased 2006 annual pension expense by $1.3 million. For postretirement benefits, a one percent increase in the health care trend rate (for U.S plans -10 percent for participants less than 65 years old and 12 percent for participants greater than 65 years old in 2006, grading down to 5 percent in 2012. For Canadian plans—9% in 2006, grading down to 5% in 2010.) would have increased 2006 postretirement benefit expense by $0.7 million. (See “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits” under Item 8 for further details).

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS158”). SFAS 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Certain provisions of SFAS 158 are effective for our year ending December 31, 2006.

Legal contingencies:    The Company is involved in a number of legal and regulatory matters including those discussed in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 17: Commitments and Contingencies” under Item 8. As required by SFAS No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

SFAS 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to modify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of implementing FIN 48 but it is not expected to have a material impact on our consolidated financial statements.

Other Matters

Mexico

In the third quarter of 2003, the Company and G. Collado S.A. de C.V. formed Coryer, a joint venture that will enable the Company to expand service capability in Mexico. The Company invested $3.4 million in the joint venture for a 49 percent equity interest. In the first quarter of 2004, the Company contributed $2.0 million to increase its equity investment in Coryer. After equal contributions from both joint venture partners, the Company’s ownership percentage remained unchanged. The Company also loaned $3.2 million to the joint venture in 2004. In the third quarter of 2004, Coryer repaid $2.0 million of its outstanding loan due to the Company. Ryerson has guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2006, the amount of the guaranty was $3.8 million.

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

China

In the fourth quarter of 2006, the Company and Van Shung Chong Holdings Limited (“VSC”) and its subsidiary, CAMP BVI, formed VSC-Ryerson China Limited to enable the Company, through this joint venture, to provide metals distribution services in China. The Company invested $28.3 million in the joint venture for a 40 percent equity interest. The Company has an option to become the majority owner of VSC-Ryerson China Limited in 2009.

Lancaster Steel

In the fourth quarter of 2006, the Company acquired Lancaster Steel Service Company, Inc., a metals service center company based in upstate New York, for $17.6 million plus the assumption of $15.6 million of debt.

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

The following table presents the pro forma adjustments made to the Company’s historical consolidated statement of operations for the year ended December 31, 2004 to arrive at the 2004 pro forma amounts (see pages 31-32 for comparison of 2004 pro forma data to 2005 results):

Condensed Consolidating Statement of Operations (Unaudited)

Year Ended December 31, 2004

(In millions, except per share data)

	The Company	J&F (A)	J&F pro forma adjustments (C)		Debt offerings pro forma adjustments (C)		Integris (B)	Integris pro forma adjustments (C)		Pro forma
Net sales	$3,302.0	$103.3	$—		$—		$2,003.7	$—		$5,409.0
Cost of materials sold	2,810.8	89.5	—	(1)	—		1,637.9	0.4	(8)	4,538.6

Gross profit	491.2	13.8	—		—		365.8	(0.4)		870.4
Warehousing, delivery, selling, general and administrative	393.5	8.0	—		—		260.8	2.3	(8)(9)(10)	646.6
Restructuring and plant closure costs	3.6	—	—		—		1.6	—		5.2
Gain on sale of assets	(5.6)	(2.4)	—		—		—	—		(8.0)

Operating profit	99.7	8.2	—		—		103.4	(2.7)		208.6
Other revenue and expense, net	0.3	—	—		—		(0.7)	—		(0.4)
Interest and other expense on debt	(24.0)	(0.5)	(1.0	)(2)	(6.8	)(4)(6)	(10.6)	(19.0	)(11)	(61.9)

Income before income taxes	76.0	7.7	(1.0)		(6.8)		92.1	(21.7)		146.3
Provision for income taxes	27.0	3.1	(0.4	)(3)	(2.7	)(5)(7)	32.2	(7.5	)(12)	51.7

Income from continuing operations	$49.0	$4.6	$(0.6)		$(4.1)		$59.9	$(14.2)		$94.6

Income from continuing operations per share of common stock
Basic income per share	$1.96									$3.79

Diluted income per share	$1.91									$3.68

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

(3)	Estimated effect on income tax benefit resulting from above adjustments assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the issuance of the convertible notes:

(4)	Estimated increase in interest expense, including amortization of the issuance cost of the convertible notes; and

(5)	Estimated effect on income tax benefit resulting from above adjustment assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the issuance of the senior notes:

(6)	Estimated increase in interest expense, including amortization of the issuance cost of the notes; and

(7)	Estimated effect on income tax benefit resulting from above adjustment assuming our on-going effective tax rates.

To reflect the following adjustments for the impact of the acquisition of Integris:

(8)	To increase depreciation and lease expense to reflect the estimated fair value of property, plant and equipment and leases at the date of acquisition.

(9)	To increase amortization of intangible assets to reflect the estimated fair value of intangible assets at the date of acquisition.

(10)	To adjust post-retirement benefit expense to reflect the estimated fair value of deferred employee benefits at the date of acquisition;

(11)	Estimated increase in interest expense related to increased borrowing under the revolving credit facilities to finance the acquisition and additional amortization of deferred debt issuance costs under the revolving credit facilities and the bridge loan facility. An increase of 0.125 percent in the interest rate would have increased interest expense by $0.5 million in the year 2004; and

(12)	Estimated effect on income tax benefit resulting from above adjustments assuming our on-going effective tax rates.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In January 2006, the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through July 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”) and had an asset value of approximately $0.7 million at December 31, 2006.

In August 2006, the Company entered into forward agreements for $60 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through August 2009. These interest rate swaps were designated as cash flow hedges under SFAS 133 and had a liability value of approximately $0.4 million at December 31, 2006.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $2.8 million outstanding at December 31, 2006, and a liability value of $0.1 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of December 31, 2006 and 2005, there were no significant outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,262 million at December 31, 2006 and $931 million at December 31, 2005, as compared with the carrying value of $1,207 million and $877 million at year-end 2006 and 2005, respectively. Approximately 26.9% and 48.5% of the Company’s debt was at fixed rates of interest at year-end 2006 and 2005, respectively. However, the Company has entered into interest rate swaps totaling $160 million of notional value, which effectively increases the fixed portion of debt to 40.2% of outstanding. A one percent increase in interest rates on variable rate debt would have increased 2006 interest expense by approximately $7.2 million.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of Ryerson, Inc.:

We have audited the accompanying consolidated balance sheet of Ryerson Inc. and Subsidiary Companies as of December 31, 2006, and the related consolidated statements of operations and reinvested earnings, cash flows and comprehensive income for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryerson, Inc. and Subsidiary Companies at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ryerson Inc. and Subsidiary Companies’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of Ryerson Inc.:

In our opinion, the consolidated financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 listed in the accompanying index present fairly, in all material respects, the financial position of Ryerson Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain inventories effective January 1, 2005.

/s/    PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and

Shareholders of Ryerson, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Ryerson Inc. and Subsidiary Companies maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ryerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Ryerson Inc. and Subsidiary Companies maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ryerson Inc. and Subsidiary Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ryerson, Inc. and Subsidiary Companies as of December 31, 2006, and the related consolidated statements of operations and reinvested earnings, cash flows and comprehensive income for the year then ended of Ryerson Inc. and Subsidiary Companies and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 9, 2007

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

(In millions, except per share data)

	Year ended December 31,
	2006	2005	2004
Net sales	$5,908.9	$5,780.5	$3,302.0
Cost of materials sold	5,050.9	4,893.5	2,810.8

Gross profit	858.0	887.0	491.2
Warehousing, delivery, selling, general and administrative	691.2	677.7	393.5
Restructuring and plant closure costs	4.5	4.0	3.6
Pension curtailment gain	—	(21.0)	—
Gain on sale of assets	(21.6)	(6.6)	(5.6)

Operating profit	183.9	232.9	99.7
Other expense:
Other income and expense, net	1.0	3.7	0.3
Interest and other expense on debt	(70.7)	(76.0)	(24.0)

Income before income taxes	114.2	160.6	76.0
Provision for income taxes	42.4	62.5	27.0

Income from continuing operations	71.8	98.1	49.0
Discontinued operations—Inland Steel Company Gain on sale (net of tax provision of $3.7 in 2004)	—	—	7.0

Net income	71.8	98.1	56.0
Dividends on preferred stock	0.2	0.2	0.2

Net income applicable to common stock	$71.6	$97.9	$55.8

Earnings per share of common stock
Basic:
Income from continuing operations	$2.75	$3.88	$1.96
Inland Steel Company—gain on sale	—	—	0.28

Basic earnings per share	$2.75	$3.88	$2.24

Diluted:
Income from continuing operations	$2.50	$3.78	$1.91
Inland Steel Company—gain on sale	—	—	0.27

Diluted earnings per share	$2.50	$3.78	$2.18

Retained earnings at beginning of year	$468.4	$375.5	$324.7
Net income for the year	71.8	98.1	56.0
Dividends declared:
Common ($0.20 per share)	(5.2)	(5.0)	(5.0)
Preferred ($2.40 per share)	(0.2)	(0.2)	(0.2)

Retained earnings at end of year	$534.8	$468.4	$375.5

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$71.8	$98.1	$56.0

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40.0	39.2	21.1
Stock-based compensation	7.8	5.3	1.1
Deferred income taxes	(37.8)	25.2	(29.9)
Deferred employee benefit cost	(5.0)	9.7	(15.5)
Excess tax benefit from stock-based compensation	(5.8)	—	—
Restructuring and plant closure costs	1.0	1.4	3.4
Gain from sale of ISC, net of tax	—	—	(3.5)
Pension curtailment gain	—	(21.0)	—
Gain on sale of assets	(21.6)	(6.6)	(5.6)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(34.6)	98.4	(182.7)
Inventories	(287.7)	177.0	(131.6)
Other assets	4.6	(8.6)	4.5
Accounts payable	(11.7)	(44.0)	59.2
Accrued liabilities	(5.8)	(15.5)	10.9
Accrued taxes payable	23.8	(39.2)	41.1
Other items	—	2.1	1.5

Net adjustments	(332.8)	223.4	(226.0)

Net cash provided by (used in) operating activities	(261.0)	321.5	(170.0)

Investing Activities:
Acquisitions, net of cash acquired	(17.6)	(410.1)	(41.4)
Capital expenditures	(35.7)	(32.6)	(32.6)
Investment in joint venture	(28.9)	(0.7)	(3.5)
Loan to joint venture	—	—	(3.2)
Loan repayment from joint venture	—	—	2.0
Proceeds from sales of assets	54.3	—	—
Proceeds from sales of property, plant and equipment	11.2	25.3	21.6

Net cash used in investing activities	(16.7)	(418.1)	(57.1)

Financing Activities:
Long-term debt issued	—	—	325.0
Long-term debt retired	(100.0)	—	—
Repayment of debt assumed in acquisition	(15.6)	(234.0)	(13.5)
Proceeds from credit facility borrowings	1,320.0	1,535.7	506.0
Repayment of credit facility borrowings	(1,185.0)	(1,437.3)	(551.0)
Net short-term proceeds/(repayments) under credit facility	294.3	252.1	(20.0)
Credit facility issuance costs	(1.0)	(10.1)	(1.2)
Bond issuance costs	—	(0.6)	(8.9)
Net increase (decrease) in book overdrafts	(17.8)	1.2	(1.0)
Dividends paid	(5.4)	(5.2)	(5.2)
Acquisition of Treasury Stock	(0.6)	—	—
Proceeds from exercise of common stock options	10.7	3.8	1.6
Excess tax benefit from stock-based compensation	5.8	—	—

Net cash provided by financing activities	305.4	105.6	231.8

Net increase in cash and cash equivalents	27.7	9.0	4.7
Cash and cash equivalents—beginning of year	27.4	18.4	13.7

Cash and cash equivalents—end of year	$55.1	$27.4	$18.4

Supplemental Disclosures
Cash paid during the year for:
Interest	$66.8	$67.0	$20.6
Income taxes, net	53.7	82.8	13.1

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$55.1	$27.4
Restricted cash (Note 15)	0.1	0.6
Receivables less provision for allowances, claims and doubtful accounts of $15.4 and $21.0, respectively	643.3	610.3
Inventories (Note 2)	1,128.6	834.3
Prepaid expenses and other assets	12.7	19.8
Deferred income taxes (Note 11)	33.8	1.0

Total current assets	1,873.6	1,493.4
Investments and advances	57.0	22.3
Property, plant and equipment, at cost, less accumulated depreciation (Note 3)	401.1	398.4
Deferred income taxes (Note 11)	119.8	129.2
Intangible pension asset (Note 9)	—	7.9
Other intangibles (Note 13)	7.2	10.8
Goodwill (Note 12)	59.7	64.8
Deferred charges and other assets	18.9	24.2

Total assets	$2,537.3	$2,151.0

Liabilities
Current liabilities:
Accounts payable	$255.5	$276.7
Accrued liabilities:
Salaries, wages and commissions	51.7	49.4
Income and other taxes	19.3	6.5
Interest on debt	8.8	8.6
Restructuring liabilities (Note 10)	3.5	3.0
Other accrued liabilities	18.3	18.6
Short-term credit facility borrowings (Note 4)	81.8	252.1
Current portion of long-term debt (Note 4)	—	100.1
Current portion of deferred employee benefits	14.6	—

Total current liabilities	453.5	715.0
Long-term debt (Note 4)	1,124.7	525.0
Taxes and other credits	13.3	9.5
Deferred employee benefits (Note 9)	297.1	353.7

Total liabilities	1,888.6	1,603.2
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $1.00 par value; 15,000,000 shares authorized; issued—79,451 shares in 2006 and 79,968 shares in 2005 for all series; aggregate liquidation value of $3.5 in 2006 and 2005 (Note 5)	0.1	0.1
Common stock, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares in 2006 and 2005 (Notes 5 through 7)	50.6	50.6
Capital in excess of par value (Note 5)	831.7	847.0
Retained earnings	534.8	468.4
Restricted stock awards	—	(0.8)
Treasury stock at cost—Common stock of 24,093,615 shares in 2006 and 24,989,128 shares in 2005 (Note 5)	(701.1)	(729.0)
Accumulated other comprehensive income (loss) (Note 5)	(67.4)	(88.5)

Total stockholders’ equity	648.7	547.8

Total liabilities and stockholders’ equity	$2,537.3	$2,151.0

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year ended December 31,
	2006	2005	2004
Net income	$71.8	$98.1	$56.0
Other comprehensive income:
Foreign currency translation adjustments	0.6	3.6	4.4
Benefit plan liabilities, net of tax provision of $11.9 in 2006, $2.9 provision in 2005 and $2.8 benefit in 2004	17.2	5.7	(4.3)
Unrealized gain on derivative instruments	0.1	—	—

Comprehensive income	$89.7	$107.4	$56.1

See Notes to Consolidated Financial Statements.

N OTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Statement of Accounting and Financial Policies

Business Description and Basis of Presentation.    Ryerson Inc. (“Ryerson”), a Delaware corporation, formerly Ryerson Tull, Inc., is the sole stockholder of Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), of Integris Metals, Ltd., a Canadian federal corporation (“IM Canada”) and of Ryerson Canada, Inc., an Ontario corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, IM Canada and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we”, “us”, “our” or the “Company”.

Effective January 1, 2006, Ryerson’s operating subsidiaries J. M. Tull Metals Company, Inc. (“Tull”), J&F Steel, LLC (“J&F”), and Integris Metals, Inc. and its U.S. subsidiaries (collectively, “IM-US”) merged into JT Ryerson.

We conduct materials distribution operations in the United States through our operating subsidiary JT Ryerson; in Canada through our operating subsidiaries, IM Canada and Ryerson Canada; in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India and in China through VSC-Ryerson China Limited, a joint venture with Van Shun Chong Holdings Limited. The Company continues to report its results as one reportable operating segment.

Principles of Consolidation.    The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated support from other parties or whose equity investors lack the characteristics of a controlling financial interest for which the Company is the primary beneficiary are included in the consolidated financial statements. There were no such variable entities that were required to be consolidated as of December 31, 2006 and 2005.

Equity Investments.    Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Cost of materials sold” in the Consolidated Statements of Operations and Reinvested Earnings. Equity income totaled $4.4 million in 2006, $4.0 million in 2005 and $2.4 million in 2004.

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

Revenue Recognition.    Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of the Company’s distribution sites to its customers.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Results for prior periods have not been restated.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price and was charged to operating expense over the vesting period.

With the adoption of SFAS 123R, the Company has elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Shipping and Handling Fees and Costs.    Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations and Reinvested Earnings. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations and Reinvested Earnings. These costs totaled $117.7 million in 2006, $116.6 million in 2005 and $70.8 million in 2004.

Benefits for Retired Employees.    The estimated cost of the Company’s defined benefit pension plan and its post-retirement medical benefits are determined annually after considering information provided by consulting actuaries. The cost of these benefits for retirees is accrued during their term of employment (see Note 9). Pensions are funded in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 into a trust established for the Ryerson Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS158). SFAS 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. During 2006, we adopted SFAS 158 and recognized the underfunded status of our plans in the consolidated balance sheet (see Note 9).

Per Share Results.    Basic per share results are based on the weighted average number of common shares outstanding and take into account the dividend requirements of preferred stock. Diluted per share results reflect the dilutive effect of outstanding stock options, the further dilutive effect of the assumed conversion into common stock of the outstanding shares of convertible preferred stock, the 3.50% Convertible Senior Notes and the elimination of the related preferred stock dividends.

Cash Equivalents.    Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $33.1 million and $50.9 million at December 31, 2006 and 2005, respectively.

Inventory Valuation.    Inventories are stated at the lower of cost or market value. We use the last-in, first-out (“LIFO”) method for valuing our domestic inventories. We use the weighted-average cost method for valuing our foreign inventories. See Note 2.

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

Long-lived Assets and Other Intangible Assets.    Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired intangible asset would be written down to fair value, using the discounted cash flow method. Other intangible assets are amortized primarily over a period of 3 to 5 years.

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

Recent Accounting Pronouncements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which amends SFAS No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The standard also provides guidance on other hybrid instrument accounting issues. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 155, but does not believe it will have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to modify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our financial statements.

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of FIN 48 but it is not expected to have a material impact on our consolidated financial statements.

Note 2:    Inventories

Inventories were classified on December 31 as follows:

	At December 31,
	2006	2005
	(In millions)
In process and finished products	$1,128.6	$834.3

The difference between replacement cost and current cost of inventory as compared to the stated LIFO value was $504 million and $273 million at December 31, 2006 and 2005, respectively. Approximately 88% and 87% of inventories are accounted for under the LIFO method at December 31, 2006 and 2005, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost method.

In 2005, the Company changed its method of applying LIFO inventory costing for the domestic component of its inventory, effective January 1, 2005. The change reduced the number of pools and combined inventory items with similarities into three pools consistent with our significant product lines. The accounting change is also in line with the Company’s Integris integration plan and the January 1, 2006 merger of its U.S. operating subsidiaries into its Joseph T. Ryerson and Son, Inc. subsidiary. Management believes that the change in application of the LIFO method of valuing inventory is preferable because it results in a better matching of current costs with current revenues. The cumulative effect of this accounting change for the periods prior to January 1, 2005 is not determinable. Accordingly, such change has been accounted for prospectively from January 1, 2005. In addition, pro forma amounts prior to January 1, 2005 cannot be reasonably estimated and have not been disclosed.

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

Note 3:    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	At December 31,
	2006	2005
	(In millions)
Land and land improvements	$51.3	$51.7
Buildings and leasehold improvements	280.1	271.8
Machinery, equipment and other	428.6	437.6
Transportation equipment	4.1	3.4
Construction in progress	8.8	7.4

Total	772.9	771.9
Less: Accumulated depreciation	371.8	373.5

Net property, plant and equipment	$401.1	$398.4

Note 4:    Long-Term Debt

Long-term debt consisted of the following at December 31:

	At December 31,
	2006	2005
	(In millions)
Credit Facility	$881.5	$452.1
9 1/8% Notes due July 15, 2006	—	100.1
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4% Senior Notes due 2011	150.0	150.0

Total debt	1,206.5	877.2
Less:
Short-term credit facility borrowings	81.8	252.1
9 1/8% Notes due within one year	—	100.1

Total long-term debt	$1,124.7	$525.0

Credit Facility

On January 4, 2005, the Company amended and restated its $525 million revolving credit facility and the $350 million revolving credit facility assumed in connection with the Integris Metals acquisition, to establish a new 5-year, $1.1 billion revolving credit facility. On December 20, 2005, the Company entered into an amendment effective January 3, 2006 (the “Amendment No. 1”) to the credit facility (collectively referred to as the “Credit Facility”). The amendment extended the termination date of the Credit Facility for an additional year to January 4, 2011; reduced interest rates and fees on the Credit Facility as discussed below; eliminated the lenders’ right to request the pledge of the stock of certain of the Company’s subsidiaries; and provided further flexibility in the covenants and restrictions under the Credit Facility as discussed below. The amount of the Credit Facility may be increased by up to $200 million under certain circumstances.

At December 31, 2006, the Company had $882 million outstanding funded borrowing under its revolving credit agreement, $30 million of letters of credit issued under the credit facility and $188 million available under the $1.1 billion revolving credit agreement, compared to $575 million available on December 31, 2005. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.9 percent and 6.4 percent at December 31, 2006 and 2005, respectively.

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

In addition to paying interest on outstanding principal, the Company (and certain of our subsidiaries that also are permitted to borrow under the facility) are required to pay a commitment fee of up to 0.375% of the daily average unused portion of the committed loans under the Credit Facility (i.e., the difference between the commitment amount and the daily average balance of loans plus letter of credit liabilities).

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and the related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries that act as guarantors.

In addition to funded borrowings under the Credit Facility, the Credit Facility Agreement also provide collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes’) and the 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company would be prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date (except from the proceeds of new debt or equity) and would be limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

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

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If Ryerson, or any significant subsidiaries becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

Proceeds from Credit Facility borrowings and repayments of Credit Facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds (repayments) under the Credit Facility represent borrowings under the Credit Facility with original maturities less than three months.

On January 26, 2007, the Company entered into an amendment and restatement to its existing $1.1 billion Credit Facility that would have expired on January 4, 2011. This transaction resulted in a 5-year, $750 million revolving credit facility (the “Amended Credit Facility”). Also on January 26, 2007, Ryerson Funding LLC, a special purpose subsidiary of Joseph T. Ryerson & Son, Inc. entered into a 5-year, $450 million revolving securitization facility (the “Securitization Facility”). The details of these two new credit transactions are discussed in the Subsequent Events section. (See Note 22).

$100 Million 9 1/8% Notes due 2006

On July 17, 2006, the Company paid the 2006 Notes with proceeds from borrowings under the Credit Facility.

$175 Million 3.50% Convertible Senior Notes due 2024

At December 31, 2006, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

The 2024 Notes are convertible into shares of common stock of Ryerson on or prior to the trading day preceding the stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004 and before January 1, 2020, if the last reported sale price of Ryerson’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2020, if the last reported sale price of common stock on any date on or after December 31, 2019 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the common stock of Ryerson; (4) if we call the 2024 Notes for redemption; or (5) upon the occurrence of certain corporate transactions. At December 31, 2006, none of these events had occurred and, as a result, the holders of the 2024 Notes did not have the right to convert their 2024 Notes.

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

$150 Million 8 1/4% Senior Notes due 2011

At December 31, 2006, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. At December 31, 2006, the 2011 Notes did not have an investment grade rating.

Note 5: Capital Stock and Accumulated Other Comprehensive Income (Loss)

On December 31, 2006, 11,872,455 shares of common stock were reserved for issuance upon conversion of the Company’s $175 million of outstanding 3.50% Convertible Senior Notes due 2024, 3,785,563 shares of common stock remained reserved for issuance under the Company’s various stock plans and 79,451 shares were reserved for issuance upon conversion of shares of preferred stock.

The Series A $2.40 Cumulative Convertible Preferred Stock, $1.00 par value per share (“Series A Preferred Stock”), is convertible into common stock at the rate of one share of common stock for each share of Series A Preferred Stock and is redeemable, at the Company’s option, at $44 per share plus any accrued and unpaid dividends. Each such share is entitled to one vote and generally votes together with holders of common stocks as one class. Dividends are paid quarterly and totaled $0.2 million in 2006, 2005 and 2004.

The following table details changes in capital accounts:

								Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Preferred Stock Series A		Capital in Excess of Par Value	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Derivative Instruments
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares in thousands)
Balance at January 1, 2004	50,556	$50.6	(25,730)	$(752.0)	80	$0.1	861.2	$2.4	$(100.3)	—
Acquisition of treasury stock	—	—	(3)	—	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	194	5.8	—	—	(3.7)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	4.4	—	—
Benefit Plan Liabilities (net of tax benefit of $2.8)	—	—	—	—	—	—	—	—	(4.3)	—

Balance at December 31, 2004	50,556	50.6	(25,539)	(746.2)	80	0.1	857.5	6.8	(104.6)	—
Acquisition of treasury stock	—	—	(3)	—	—	—	—	—	—	—
Issued under stock-based compensation plans	—	—	553	17.2	—	—	(10.5)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	3.6	—	—
Benefit Plan Liabilities (net of tax provision of $2.9)	—	—	—	—	—	—	—	—	5.7	—

Balance at December 31, 2005	50,556	50.6	(24,989)	(729.0)	80	0.1	847.0	10.4	(98.9)	—
Acquisition of treasury stock	—	—	(24)	(0.6)	—	—	—	—	—	—
Series A Conversion	—	—	1	—	(1)	—	—	—	—	—
Issued under stock- based compensation plans	—	—	918	28.5	—	—	(15.3)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	0.6	—	—
Benefit Plan Liabilities (net of tax provision of $11.9)	—	—	—	—	—	—	—	—	17.2	—
Adoption of SFAS 158 (net of tax benefit of $1.5)	—	—	—	—	—	—	—	—	3.2	—
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	0.1

Balance at December 31, 2006	50,556	$50.6	(24,094)	$(701.1)	79	$0.1	$831.7	$11.0	$(78.5)	$0.1

Note 6:    Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Results for prior periods have not been restated.

As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, the Company elected to follow APB 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price and was charged to operating expense over the vesting period. The majority of stock-based compensation expense prior to the adoption of SFAS 123R related to performance awards and nonvested stock grants. The following table illustrates stock-based compensation recognized in the statement of operations by category of award:

	2006	2005	2004
	(In millions)
Stock-based compensation related to:
Performance awards	$5.5	$3.7	$0.6
Grants of nonvested stock	1.9	0.7	0.3
Stock options granted to employees and directors	0.1	—	—
Supplemental savings plan	0.3	0.8	0.2
Stock appreciation rights	—	0.1	—

Stock-based compensation recognized in the statement of operations	$7.8	$5.3	$1.1

The total tax benefit realized for the tax deduction for stock-based compensation was $5.7 million, $2.0 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

With the adoption of SFAS 123R, the Company has elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The stock-based compensation cost that has been recognized in the statement of operations is included in the Warehousing, delivery, selling, general and administrative line item.

Company Plans

The 2002 Incentive Stock Plan (“2002 Plan”), approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans (“1999 and 1995 Plans”), to officers and other key employees. As of December 31, 2006, a total of 659,549 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the date of grant. Generally, options become exercisable over a three-year period with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant.

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

Prior to the 2004-2005 director term, we paid a portion of the annual base fee in stock options awarded to each non-employee director. Under the Directors’ Compensation Plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the grant date. Generally, options became exercisable over a one-year period, with one-half becoming fully exercisable six months after the date of grant. Options expire ten years from the date of grant. As of December 31, 2006, a total of 61,892 shares were available for future grants.

Supplemental Savings Plan

The Company’s nonqualified unfunded supplemental savings plan allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Code to the savings plan to make additional contributions of their base salary exceeding the IRS-allowed limits to the nonqualified supplemental savings plan and to receive the same level of benefits (including a credit for Company matching contributions) they would have received if those IRS limits did not exist. The nonqualified supplemental savings plan allows deferred amounts to be credited with interest at the rate paid by the qualified savings plan’s most restrictive fund, the Managed Income Portfolio Fund II (or successor fund), or to be accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on each date that the Company pays a cash dividend on its common stock. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s stock at the time of payment. The phantom stock units are classified as liability awards. As of December 31, 2006, there were 87,048 outstanding phantom stock units with a fair value of $2.2 million.

Summary of Assumptions and Activity

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. A summary of the performance awards activity (representing the maximum share units that could be earned under such awards) during 2006 is presented below:

Performance Awards	Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,002,238	$13.51
Nonvested shares granted	781,000	29.75
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	1,783,238	$20.62

As of December 31, 2006, there was $13.1 million of total unrecognized compensation cost related to nonvested performance awards; that cost is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. A summary of the nonvested restricted stock activity during 2006 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	106,418	$14.48
Nonvested shares granted	56,840	24.57
Vested	(32,243)	16.75
Forfeited	(4,000)	13.11

Nonvested at December 31, 2006	127,015	$18.46

As of December 31, 2006, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock; that cost is expected to be recognized over a weighted-average period of 1.3 years. The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $0.7 million and $0.4 million, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of options granted in 2004 was $4.47 per share. The following assumptions were used for options granted in 2004: dividend yield of 1.0%; expected volatility of 46.3%; risk-free interest rate of 3.3%; and expected term of five years. No options were granted in 2006 and 2005. A summary of option activity during 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In millions)
Outstanding at December 31, 2005	2,861,285	$13.98
Options granted	—	—
Exercised	(997,021)	10.77
Forfeited	—	—
Canceled or expired	(192,880)	32.35

Outstanding at December 31, 2006	1,671,384	$13.77	3.3	$18.9

Exercisable at December 31, 2006	1,669,734	$13.78	3.3	$18.9

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $14.9 million, $5.2 million and $0.9 million, respectively. Substantially all of these options were exercised pursuant to sales plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Upon the exercise of options, the Company issues common stock from its treasury shares. Cash received from option exercises was $10.7 million, $3.8 million and $1.6 million, respectively. The tax benefit realized from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $5.8 million, $2.0 million and $0.4 million, respectively.

As of December 31, 2006, there were 54,900 outstanding and exercisable SARs issued in tandem with an equivalent number of stock options with a fair value of $0.2 million. The SARs are classified as liability awards and expire in 2008. During the 2006, no SARs were granted, vested or forfeited.

Effects on Financial Statement Presentation

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income was $0.1 million and $0.0 million lower in 2006 than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123R did not impact the basic or diluted earnings per share of $2.75 and $2.50 for the year ended December 31, 2006.

Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from stock-based compensation as operating cash flows in the statement of cash flows. As a result of adopting SFAS 123R, we are prospectively reporting the excess tax benefits from stock-based compensation as financing cash flows in the statement of cash flows. The excess benefit reported as financing cash flows rather than operating cash flows for the year ended December 31, 2006 was $5.8 million.

If the fair-value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the years ended December 31, 2005 and 2004, the pro-forma effect on net income, basic and diluted earnings per share would have been as follows:

	2005	2004
	(In millions, except per share amounts)
Net income applicable to common stock, as reported	$97.9	$55.8
Deduct: Total stock-based compensation expense determined under the fair value method for all stock option awards, net of related tax effects	0.6	0.7

Pro forma net income applicable to common stock	$97.3	$55.1

Basic earnings per share:
As reported	$3.88	$2.24

Pro forma	$3.86	$2.19

Diluted earnings per share:
As reported	$3.78	$2.18

Pro forma	$3.73	$2.13

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

Derivatives

In January 2006, the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through July 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”) and had an asset value of approximately $0.7 million at December 31, 2006.

In August 2006, the Company entered into forward agreements for $60 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through August 2009. These interest rate swaps were designated as cash flow hedges under SFAS 133 and had a liability value of approximately $0.4 million at December 31, 2006.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $2.8 million outstanding at December 31, 2006, and a liability value of $0.1 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of December 31, 2006 and 2005, there were no significant outstanding metals commodity futures or options contracts.

Cash and Cash Equivalents

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Long-Term Debt

The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,262 million at December 31, 2006 and $931 million at December 31, 2005, as compared with the carrying value of $1,207 million and $877 million at year-end 2006 and 2005, respectively.

Note 9:    Retirement Benefits

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS158”). SFAS 158 requires an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Certain provisions of SFAS 158 are effective as of December 31, 2006. The adjustment for FAS 158 affected our Consolidated Balance Sheet as follows:

	Prior to SFAS 158 adoption	Impact of SFAS 158 Adoption	After SFAS 158 Adoption
	(In millions)
Deferred income taxes	$119	$1	$120
Current portion of deferred employee benefits	—	(15)	(15)
Deferred employee benefits	(321)	24	(297)
Intangible pension asset	7	(7)	—
Accumulated other comprehensive income (loss)	70	(3)	67

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For 2006, 2005 and 2004, expense recognized for such defined contribution plan was $10.2 million, $8.9 million and $6.6 million, respectively.

As part of the acquisition of Integris Metals on January 4, 2005, the Company assumed various defined benefit pension plan obligations and assets and post-retirement benefit obligations other than pensions for certain Integris Metals employees in both the U.S. and Canada. During the third quarter of 2005, the Company adopted a change to freeze the benefits accrued under the Integris Non-Union Pension Plan, a defined benefit pension plan, for certain salaried and wage employees of Integris Metals as of December 31, 2005, and instituted a defined contribution plan effective January 1, 2006. As a result of this action, the Company recognized a pension curtailment gain of $21.0 million in the third quarter of 2005 in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $18.6 million at December 31, 2006 and $13.3 million at December 31, 2005.

Summary of Assumptions and Activity

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

	2006	2005	2004
Discount rate for calculating obligations	5.95%	5.70%	6.00%
Discount rate for calculating net periodic benefit cost	5.70	6.00	6.25
Expected rate of return on plan assets	8.75	8.75	8.75
Rate of compensation increase	4.00	4.00	4.00

The expected rate of return on U.S. plan assets is 8.75% for 2007.

The assumptions used to determine the information below related to Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	2006	2005	2004
Discount rate for calculating obligations	5.85%	5.55%	5.75%
Discount rate for calculating net periodic benefit cost	5.55	5.75	6.00
Rate of compensation increase	4.00	4.00	4.00

The assumptions used to determine the information below related to Pension Benefits for Canadian plans were as follows:

	2006	2005
Discount rate for calculating obligations	5.25%	5.25%
Discount rate for calculating net periodic benefit cost	5.25	5.75
Expected rate of return on plan assets	7.00	7.00
Rate of compensation increase	3.50	3.50

The expected rate of return on Canadian plan assets is 7.0% for 2007.

The assumptions used to determine the information below related to Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	2006	2005
Discount rate for calculating obligations	5.25%	5.25%
Discount rate for calculating net periodic benefit cost	5.25	5.75
Rate of compensation increase	3.50	3.50

	Year ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006		2005
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$677	$443	$226		$182
Service cost	5	8	4		4
Interest cost	37	38	12		13
Plan amendments	—	—	—		(16)
Actuarial loss	(4)	24	(23)		(5)
Special termination benefits	—	2	1		1
Company restructuring	—	1	—		—
Curtailment	—	(21)	—		—
Acquisition	—	216	—		60
Effect of changes in exchange rates	—	2	—		—
Benefits paid (net of participant contributions)	(43)	(36)	(14)		(13)

Benefit obligation at end of year	$672	$677	$206		$226

Accumulated benefit obligation at end of year	$667	$668	N/A		N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$547	$348	$—		$—
Actual return on plan assets	58	63	—		—
Acquisition	—	161	—		—
Employer contributions	19	10	14		13
Effect of changes in exchange rates	—	1	—		—
Benefits paid (net of participant contributions)	(43)	(36)	(14)		(13)

Plan assets at fair value at end of year	$581	$547	$—		$—

Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded status	$(91)	$(130)	$(206)		$(226)
Unrecognized net (gain) loss(1)	—	166	—		49
Unrecognized prior service cost(1)	—	8	—		(40)

Prepaid (accrued) benefit cost at September 30 Accrued Benefit Liability(1)	—	44	—		(217)
Change in account, October-December	—	—	4		4

Net amount recognized at December 31	$(91)	$44	$(202)		$(213)

Amounts recognized in balance sheet consist of:
Prepaid (accrued) benefit cost	$—	$—	$(206)		$(217)
Accrued benefit liability	(91)	(127)	—		—
Intangible asset(1)	—	8	—		—
Accumulated other comprehensive income (loss)(1)	—	163	—		—
Change in account, October-December	—	—	4		4

Net amount recognized	$(91)	$44	$(202	)(2)	$(213)

(1)	Disclosure is not applicable in 2006 as a result of SFAS 158.
(2)	Net amount recognized for “other benefits” in 2006 of $202 million consists of $14 million in current liabilities and $189 million in non- current liabilities

Canadian benefit obligations represented $46 million and $47 million of the Company’s total Pension Benefits obligations at September 30, 2006 and 2005, respectively. Canadian plan assets represented $48 million and $47 million of the Company’s total plan assets at fair value at September 30, 2006 and 2005, respectively. In addition, Canadian benefit obligations represented $18 million and $14 million of the Company’s total Other Benefits obligation at September 30, 2006 and 2005, respectively.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2006 consists of the following:

	December 31, 2006
	Pension Benefits	Other Benefits
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre-tax, consists of
Net actuarial loss	$135	$24
Prior service cost (credit)	7	(35)

Total	$142	$(11)

The estimated net actuarial loss and prior service cost for pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are expected to be $10 million and $1 million, respectively. The estimated net actuarial loss and prior service cost (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (credit) over the next fiscal year is expected to be $1 million and $(6) million, respectively.

For measurement purposes for U.S. plans at September 30, 2006, the annual rate of increase in the per capita cost of covered health care benefits was 9.25 percent for participants less than 65 years old and 11 percent for participants greater than 65 years old in 2006, grading down to 5 percent in 2012, the level at which it is expected to remain. For measurement purposes for Canadian plans at September 30, 2006, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent in 2006, grading down to 6 percent in 2010, the level at which it is expected to remain. For measurement purposes for U.S. plans at September 30, 2005, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent for participants less than 65 years old and 12 percent for participants greater than 65 years old in 2005, grading down to 5 percent in 2012, the level at which it is expected to remain. For measurement purposes for Canadian plans at September 30, 2005, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent in 2005, grading down to 5 percent in 2009, the level at which it is expected to remain. For measurement purposes at September 30, 2004, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent in 2004, grading down to 5 percent in 2011, the level at which it was expected to remain.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(In millions)
Components of net periodic benefit cost
Service cost	$5	$8	$3	$4	$4	$3
Interest cost	37	38	25	12	13	10
Expected return on assets	(43)	(42)	(30)	—	—	—
Amortization of prior service cost	1	1	2	(6)	3	(4)
Recognized actuarial (gain) loss	12	12	8	2	(4)	2

Net periodic benefit cost	$12	$17	$8	$12	$16	$11

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits was 10 percent for participants less than 65 years old and 12 percent for participants greater than 65 years old in 2006, grading down to 5 percent in 2012. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent in 2006, grading down to 5 percent in 2009. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.7	$(0.5)
Effect on postretirement benefit obligation	7.4	(6.2)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 7.00% to 8.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	Trust Assets at September 30,
	2006	2005
Equity securities	75.4%	69.3%
Debt securities	12.2	19.2
Real Estate	8.8	7.3
Other	3.6	4.2

Total	100.0%	100.0%

The Compensation Committee of the Board of Directors has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of the September 30, 2006 and 2005 measurement dates were as follows:

	Range	Target
Equity securities	30-85%	75%
Debt securities	5-50	10
Real Estate	0-15	10
Other	0-15	5

Total		100%

At September 30, 2006, Equity Securities did not include any Ryerson common stock. Equity securities included Ryerson common stock in the amount of $2.8 million (0.6 percent of total plan assets) at September 30, 2005.

Contributions

The Company had no required ERISA contributions for 2006. The Company contributed $18.8 million to improve the funded status of the plans. At December 31, 2006, the Company does not have an estimate of such potential contribution in 2007.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2007	$39.9	$15.6
2008	39.6	15.8
2009	40.5	15.9
2010	41.7	16.3
2011	42.8	16.5
2012-2016	234.7	84.7

Note 10:    Restructuring Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2006, 2005 and 2004:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Balance at December 31, 2003	$3.0	$3.8	$6.8
Restructuring charges	3.6	—	3.6
Cash payments	(2.0)	(1.5)	(3.5)
Non-cash adjustments	(3.4)	—	(3.4)
Reclassifications	(0.2)	0.2	—

Balance at December 31, 2004	1.0	2.5	3.5
Restructuring charges	4.0	—	4.0
Cash payments	(2.3)	(0.8)	(3.1)
Non-cash adjustments	(1.4)	—	(1.4)
Reclassifications	(0.1)	0.1	—

Balance at December 31, 2005	1.2	1.8	3.0
Restructuring charges	4.3	0.2	4.5
Cash payments	(2.3)	(0.7)	(3.0)
Non-cash adjustments	(1.0)	—	(1.0)

Balance at December 31, 2006	$2.2	$1.3	$3.5

2006

In 2006, the Company recorded a charge of $4.0 million primarily due to workforce reductions resulting from our integration of IM-US and IM Canada (collectively, “Integris Metals”) with Ryerson. The charge consists of future cash outlays of $2.8 million for employee-related costs, including severance for 170 employees, non-cash costs totaling $1.0 million for pensions and other post-retirement benefits and $0.2 million for future lease payments for a closed facility. Combined with the 2005 restructuring charge discussed below, to date the Company has recorded a total charge of $8.0 million for workforce reductions and facility closures related to our acquisition of Integris Metals. The Company expects to record additional restructuring charges of approximately $4 million to $5 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues over the next 12 months. In 2006, the Company also recorded a charge of $0.5 million for other workforce reductions. The charge consists of future cash outlays for employee-related costs, including severance for 16 employees. The December 31, 2006 accrual balance will be paid primarily in 2007.

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

Note 11:    Income Taxes

The elements of the provisions for income taxes related to continuing operations for each of the three years indicated below were as follows:

	Year ended December 31,
	2006	2005	2004
	(In millions)
Income before income tax—continuing operations:
Federal	$75.2	$141.5	$64.4
Foreign	39.0	19.1	11.6

	$114.2	$160.6	$76.0

Current income taxes:
Federal	$64.1	$24.0	$54.6
Foreign	12.1	6.4	3.2
State	4.0	6.9	(0.9)

	80.2	37.3	56.9
Deferred income taxes	(37.8)	25.2	(29.9)

Total tax expense	$42.4	$62.5	$27.0

Income taxes on continuing operations differ from the amounts computed by applying the federal tax rate as follows:

	Year ended December 31,
	2006	2005	2004
	(In millions)
Federal income tax expense computed at statutory tax rate of 35%	$40.0	$56.2	$26.6
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	2.1	6.9	(0.6)
Non-deductible expenses	0.7	(0.7)	1.4
Foreign income not includable in federal taxable income	(1.4)	(1.3)	(0.9)
Canadian taxes	(0.3)	0.9	—
Valuation allowance	—	—	(1.9)
All other, net	1.3	0.5	2.4

Total income tax provision	$42.4	$62.5	$27.0

The components of the deferred income tax assets and liabilities arising under SFAS 109 were as follows:

	December 31,
	2006	2005
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$53	$53
SFAS 106 impact (post-retirement benefits other than pensions)	77	80
State net operating loss carryforwards	8	10
Bad debt allowances	5	7
Pension liability	34	49
Goodwill and other intangibles	2	2
Other deductible temporary differences	30	18
Less valuation allowances	(1)	(1)
Inventory basis differences	17	—

	$225	$218

Deferred tax liabilities:
Fixed asset basis difference	71	71
Inventory basis difference	—	17

	71	88

Net deferred tax asset	$154	$130

The Company had available at December 31, 2006, federal AMT credit carryforwards of approximately $53 million, which may be used indefinitely to reduce regular federal income taxes. The Company believes that it is more likely than not that all of its federal tax credits and carryforwards will be realized.

At December 31, 2006, the deferred tax asset related to the Company’s post-retirement benefits other than pensions (SFAS No. 106) was $77 million. At December 31, 2006, the Company also had a deferred tax asset related to the Company’s pension liability of $34 million. To the extent that future annual charges under SFAS No. 106 and the pension expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period for that loss.

The Company had $8 million of state NOL carryforwards available at December 31, 2006. The deferred tax asset for state NOL carryforwards is reviewed for recoverability based on historical taxable income, the expected reversal of existing temporary differences, tax planning strategies, and, most importantly, on projections of future taxable income. A valuation allowance has been provided to the extent that the Company does not expect to be able to utilize all of the specific NOLs prior to their expiration in 2007-2025.

At December 31, 2006 the Company had approximately $55 million of undistributed foreign earnings. The Company has not recognized any U.S. tax expense on $51 million of these earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company has recognized U.S. tax expense on $4 million of these undistributed earnings that were included in the Company’s prior year U.S. taxable income under the U.S. Subpart F income rules.

Note 12:    Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2005 and December 31, 2006:

Carrying Amount
(In millions)
Balance at December 31,2004	—
Goodwill acquired during the period	64.8

Balance at December 31, 2005	$64.8
Goodwill acquired during the period	—
Goodwill allocated to disposed assets	(2.0)
Settlement of acquired tax liability and deferred tax assets	(3.1)

Balance at December 31, 2006	$59.7

The settlement of acquired tax liabilities resulted from a favorable IRS examination of $0.8 million and an adjustment of $2.3 million of deferred tax assets related to Integris Metals.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is reviewed at least annually for impairment using a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS 142. As of November 1, 2006, the date of the Company’s annual impairment testing, the Company identified two reporting units.

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill exists as of November 1, 2006. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of November 1 and whenever events and changes in circumstances indicate that there may be a potential impairment.

Note 13:    Intangible Assets

The following summarizes the components of intangible assets at December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$13.8	$(7.4)	$6.4	$13.8	$(3.8)	$10.0
Trademarks	0.9	(0.1)	0.8	0.9	(0.1)	0.8

Total	$14.7	$(7.5)	$7.2	$14.7	$(3.9)	$10.8

The weighted-average amortization period is 4.7 years in total, 3.7 years for customer relationships and 20 years for trademarks.

Amortization expense related to intangible assets for the years ended December 31, 2006 and 2005 was $3.8 million and $3.9 million, respectively.

Estimated amortization expense related to intangible assets at December 31, 2006, for each of the years in the five year period ending December 31, 2011 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended 12/31/07	$3.9
For the year ended 12/31/08	2.4
For the year ended 12/31/09	0.2
For the year ended 12/31/10	0.1
For the year ended 12/31/11	0.1
For the years ended thereafter	0.5

Note 14:    Earnings Per Share

	Year Ended December 31,
	2006	2005	2004
	(In millions, except per share data)
Basic earnings per share
Income from continuing operations	$71.8	$98.1	$49.0
Less preferred stock dividends	0.2	0.2	0.2

Income from continuing operations available to common stockholders	71.6	97.9	48.8
Gain on sale of discontinued operations	—	—	7.0

Net income available to common stockholders	$71.6	$97.9	$55.8

Average shares of common stock outstanding	26.1	25.2	24.9

Basic earnings per share
From continuing operations	$2.75	$3.88	$1.96
Gain on sale of discontinued operations	—	—	0.28

Basic earnings per share	$2.75	$3.88	$2.24

Diluted earnings per share
Income from continuing operations available to common stockholders	$71.6	$97.9	$48.8
Gain on sale of discontinued operations	—	—	7.0
Effect of convertible preferred stock	0.2	0.2	0.1

Net income available to common stockholders and assumed conversions	$71.8	$98.1	$55.9

Average shares of common stock outstanding	26.1	25.2	24.9
Dilutive effect of stock options	0.7	0.6	0.6
Stock-based compensation	0.5	0.1	0.1
Convertible securities	1.4	0.1	0.1

Shares outstanding for diluted earnings per share calculation	28.7	26.0	25.7

Diluted earnings per share
From continuing operations	$2.50	$3.78	$1.91
Gain on sale of discontinued operations	—	—	0.27

Diluted earnings per share	$2.50	$3.78	$2.18

In 2006, all options to purchase shares of common stock were included in the computation of diluted earnings per share (“EPS”) because the options were dilutive.

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

Upon conversion of the Company’s 2024 Notes, the holder of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and the Company’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During 2006, the Company’s average share price has exceeded the conversion price ($21.37 per share), of the 2024 Notes, which resulted in an increase of 1.3 million potential shares to diluted shares outstanding. During 2005 and 2004, the Company’s average share price did not exceed the conversion price ($21.37 per share) of the 2024 Notes, therefore the conversion value was less than the principal amount of the 2024 Notes. Under the net share settlement method and in accordance with EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no potential shares issuable under the 2024 Notes to be used in the calculation of diluted EPS for 2005 and 2004. Therefore, the shares used in the calculation of diluted EPS excluded the potential shares contingently issuable under the 2024 Notes because those potential shares were not dilutive for 2005 and 2004. The maximum number of shares the Company may issue with respect to the 2024 Notes is 11,872,455.

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

In the second quarter of 2002, the Company sold all of the shares received. As a result of the sale, the Company recorded income of $0.6 million in the second quarter, as its allocable share of the gain on sale. The portion of the sale proceeds attributable to optional life insurance plan participants ($1.3 million) is required to be used for the benefit of plan participants and as such, has been recorded as “restricted cash” in the Consolidated Balance Sheets. The restricted cash balance has earned interest totaling $0.1 million as of December 31, 2006. In the third quarter of 2002, the Company began making payments for the benefit of optional life insurance plan participants. At December 31, 2006, these payments totaled $1.3 million.

Note 16:    Sales by Product

The Company derives substantially all of its sales from the distribution of metals. The Company has two operating segments, General Line and Coil Processing. Due to similar economic characteristics, products and services, types of customers, distribution methods, and regulatory environment, the operating segments have been aggregated into a single reporting segment.

The following table shows the Company’s percentage of sales by major product line for 2006, 2005 and 2004:

	Percentage of Sales
Product Line	2006	2005	2004
Stainless and aluminum	52%	50%	31%
Carbon flat rolled	25	26	39
Bars, tubing and structurals	9	10	13
Fabrication and carbon plate	9	9	14
Other	5	5	3

Total	100%	100%	100%

No customer accounted for more than 10 percent of Company sales in 2006 and the top ten customers accounted for approximately 14 percent of its sales in 2006. Substantially all of the Company’s sales are attributable to its U.S. operations and substantially all of its long-lived assets are located in the United States. The only operations attributed to a foreign country relate to the Company’s subsidiaries in Canada, which comprised 9 percent, 8 percent and 3 percent of the Company’s sales in 2006, 2005 and 2004, respectively, Canadian assets were 9 percent, 9 percent and 3 percent of consolidated assets at December 31, 2006, 2005 and 2004, respectively.

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

In August 2001, the Company established a $50 million letter of credit in favor of the PBGC as security for the guaranty. Under the agreement among the PBGC, Ispat and the Company, by July 16, 2003, Ispat was required to take all necessary action to provide adequate replacement security to the PBGC, which would permit the Company to terminate the guaranty and the related letter of credit. Ispat did not provide the replacement security by such date, and the Company, in accordance with the aforementioned agreement, renewed its letter of credit on July 16, 2003 (the “PBGC Letter of Credit”), on a year-to-year basis. On September 15, 2003, the PBGC Letter of Credit and guaranty were reduced to $29 million pursuant to certain agreements signed on that date and described below.

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

Other Matters

The Company is currently a defendant in antitrust litigation. The Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the Company’s summary judgment motion and those of the other defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. On August 7, 2006, the U.S. Court of Appeals for the Tenth Circuit issued a ruling affirming in part and reversing in part the district court judgment in favor of defendants, and sent the case back to the district court for reconsideration of the summary judgment in light of guidance provided by the Tenth Circuit opinion. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows.

Lease Obligations & Other

The Company has noncancellable operating leases for which future minimum rental commitments are estimated to total $84.7 million, including approximately $23.7 million in 2007, $15.9 million in 2008, $11.5 million in 2009, $8.1 million in 2010, $6.5 million in 2011 and $19.0 million thereafter.

Rental expense under operating leases totaled $32.1 million in 2006, $30.7 million in 2005 and $16.2 million in 2004.

To fulfill contractual requirements for certain customers in 2006, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations which will all be paid in 2007 aggregated $207.2 million at December 31, 2006.

There are various claims and pending actions against the Company other than those related to the ISC/Ispat transaction and the antitrust litigation. The amount of liability, if any, for those claims and actions at December 31, 2006 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 18:    Acquisitions

Lancaster Steel Service Company, Inc.

On October 4, 2006, JT Ryerson acquired Lancaster Steel Service Company, Inc. (“Lancaster Steel”) for a cash purchase price of $18 million, plus assumption of approximately $16 million of debt. Lancaster Steel is a metal service center company based in upstate New York, which was founded in 1963 and operates from facilities in Lancaster and Liverpool, N.Y. The acquisition has been accounted for by the purchase method of accounting, and the purchase price has been allocated to the preliminary fair value of assets acquired and liabilities assumed. The Company paid for the acquisition with funds borrowed under its credit facility. This acquisition is not considered to be material to the Company, and, therefore, pro forma information has not been presented.

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

On June 23, 2005, the Board of Directors of the Company approved a preliminary plan of facility consolidations and organizational restructuring resulting from the Company’s acquisition of Integris Metals. As of December 31, 2005, the Company recorded a $7.2 million liability for exit costs assumed in the acquisition of Integris Metals. The liability consists of future cash outlays for Integris Metals employee-related costs, including severance and employee relocation costs, totaling $5.7 million, future cash outlays for tenancy and other costs totaling $0.5 million and non-cash costs of $1.0 million for pensions and other post-retirement benefits.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for J&F at July 30, 2004:

	At July 30, 2004
	(In millions)
Cash and cash equivalents	$4.2
Accounts receivable	23.7
Inventories	34.3
Property, plant and equipment	18.6
Other assets	0.5

Total assets acquired		81.3
Current liabilities	(22.2)
Long-term debt	(13.5)

Total liabilities assumed		(35.7)

Net assets acquired		$45.6

The following table compares the year ended December 31, 2005 reported results to the unaudited 2004 pro forma results of the Company which reflect the Company’s acquisitions of Integris Metals and J&F, which was acquired on July 30, 2004, the terms of its amended and restated credit agreement dated January 4, 2005 and its issuances of $175 million of 2024 Notes and of $150 million of 2011 Notes, as if all such events had occurred at January 1, 2004:

	Year Ended December 31,
	2005	2004 Pro forma
	(In millions, except per share data)
Net sales	$5,780.5	$5,409.0
Income from continuing operations	98.1	94.6

Net income	98.1	101.6

Income from continuing operations per share:
Basic	$3.88	$3.79

Diluted	$3.78	$3.68

Net income per share:
Basic	$3.88	$4.07

Diluted	$3.78	$3.95

Note 19:    Condensed Consolidating Financial Statements

In November 2004, the Company issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of the Company. In December 2004, the Company issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Procurement Corporation as well. The following condensed consolidating financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$4,996.2	$6,038.4	$(5,125.7)	$5,908.9
Cost of materials sold	—	4,942.1	5,234.5	(5,125.7)	5,050.9

Gross profit	—	54.1	803.9	—	858.0
Warehousing, delivery, selling, general and administrative expenses	2.3	3.6	685.3	—	691.2
Restructuring and plant closure costs	—	—	4.5	—	4.5
Gain on the sale of assets	—	—	(21.6)	—	(21.6)

Operating profit (loss)	(2.3)	50.5	135.7	—	183.9
Other income and expense, net	0.3	—	0.7	—	1.0
Interest and other expense on debt	(31.0)	—	(39.7)	—	(70.7)
Intercompany transactions:
Interest expense on intercompany loans	(66.7)	(12.5)	(14.5)	93.7	—
Interest income on intercompany loans	2.4	0.4	90.9	(93.7)	—

Income (loss) before income taxes	(97.3)	38.4	173.1	—	114.2
Provision (benefit) for income taxes	(28.6)	15.4	55.6		42.4
Equity in (earnings) loss of subsidiaries	(140.5)	—	(23.0)	163.5	—

Net income	$71.8	$23.0	$140.5	$(163.5)	$71.8

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,400.3	$5,870.1	$(3,489.9)	$5,780.5
Cost of materials sold	—	3,363.5	5,019.9	(3,489.9)	4,893.5

Gross profit	—	36.8	850.2	—	887.0
Warehousing, delivery, selling, general and administrative expenses	0.6	3.2	673.9	—	677.7
Restructuring and plant closure costs	—	—	4.0	—	4.0
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on the sale of assets	—	—	(6.6)	—	(6.6)

Operating profit (loss)	(0.6)	33.6	199.9	—	232.9
Other income and expense, net	0.6	—	3.1	—	3.7
Interest and other expense on debt	(41.4)	—	(34.6)	—	(76.0)
Intercompany transactions:
Interest expense on intercompany loans	(42.7)	(9.0)	(15.2)	66.9	—
Interest income on intercompany loans	4.3	3.5	59.1	(66.9)	—

Income (loss) before income taxes	(79.8)	28.1	212.3	—	160.6
Provision (benefit) for income taxes	(27.0)	11.2	78.3		62.5
Equity in (earnings) loss of subsidiaries	(150.9)	—	(16.9)	167.8	—

Net income	$98.1	$16.9	$150.9	$(167.8)	$98.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,704.0	$3,331.2	$(2,733.2)	$3,302.0
Cost of materials sold	—	2,674.8	2,869.2	(2,733.2)	2,810.8

Gross profit	—	29.2	462.0	—	491.2
Warehousing, delivery, selling, general and administrative expenses	0.7	2.8	390.0	—	393.5
Restructuring and plant closure costs	—	—	3.6	—	3.6
Gain on the sale of assets	—	—	(5.6)	—	(5.6)

Operating profit (loss)	(0.7)	26.4	74.0	—	99.7
Other income and expense, net	0.1	—	0.2	—	0.3
Interest and other expense on debt	(14.4)	—	(9.6)	—	(24.0)
Intercompany transactions:
Interest expense on intercompany loans	(23.5)	(6.1)	(25.5)	55.1	—
Interest income on intercompany loans	2.3	4.4	48.4	(55.1)	—

Income (loss) before income taxes	(36.2)	24.7	87.5	—	76.0
Provision (benefit) for income taxes	(15.4)	9.9	32.5		27.0
Equity in (earnings) loss of subsidiaries	(69.8)	—	(14.8)	84.6	—

Income (loss) from continuing operations	49.0	14.8	69.8	(84.6)	49.0
Discontinued operations—Inland Steel Company	7.0	—	—	—	7.0

Net income	$56.0	$14.8	$69.8	$(84.6)	$56.0

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$71.8	$23.0	$140.5	$(163.5)	$71.8

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	40.0	—	40.0
Stock-based compensation	1.4	—	6.4	—	7.8
Equity in earnings of subsidiaries	(140.5)	—	(23.0)	163.5	—
Deferred income taxes	(19.0)	—	(18.8)	—	(37.8)
Deferred employee benefit cost/funding	2.1	—	(7.1)	—	(5.0)
Restructuring and plant closure costs	—	—	1.0	—	1.0
Excess tax benefit from stock—based compensation	(5.8)	—	—	—	(5.8)
Gain on sale of assets	—	—	(21.6)	—	(21.6)
Change in:
Receivables	—	—	(34.6)	—	(34.6)
Inventories	—	—	(287.7)	—	(287.7)
Other assets and income tax receivable	5.4	—	(0.8)	—	4.6
Intercompany receivable/payable	(55.9)	57.0	(1.1)	—	—
Accounts payable	(3.2)	15.2	(23.7)	—	(11.7)
Accrued liabilities	13.5	1.5	3.0	—	18.0
Other items	6.8	—	(6.8)	—	—

Net adjustments	(195.2)	73.7	(374.8)	163.5	(332.8)

Net cash provided by (used in) operating activities	(123.4)	96.7	(234.3)	—	(261.0)

INVESTING ACTIVITIES:
Acquisitions	—	—	(17.6)	—	(17.6)
Capital expenditures	—	—	(35.7)	—	(35.7)
Investment in joint venture	—	—	(28.9)	—	(28.9)
Loan to related companies	—	(68.4)	(195.7)	264.1	—
Loan repayment from related companies	—	—	4.2	(4.2)	—
Proceeds from sales of assets	—	—	65.5	—	65.5

Net cash provided by (used in) investing activities	—	(68.4)	(208.2)	259.9	(16.7)

FINANCING ACTIVITIES:
Long term debt retired	(100.0)	—	—	—	(100.0)
Repayment of debt assumed in acquisition	—	—	(15.6)	—	(15.6)
Proceeds from credit facility borrowings	—	—	1,320.0	—	1,320.0
Repayment of credit facility borrowings	—	—	(1,185.0)	—	(1,185.0)
Net short-term proceeds/(repayments) under credit facility	(20.0)	—	314.3	—	294.3
Proceeds from intercompany borrowing	264.1	—	—	(264.1)	—
Repayment of intercompany borrowing	—	(4.2)	—	4.2	—
Net change in book overdrafts	—	(24.1)	6.3	—	(17.8)
Credit facility issuance costs	(1.0)	—	—	—	(1.0)
Acquisition of treasury stock	(0.6)	—	—	—	(0.6)
Dividends paid	(5.4)	—	—	—	(5.4)
Proceeds from exercise of common stock options	10.7	—	—	—	10.7
Excess tax benefit from stock—based compensation	5.8	—	—	—	5.8

Net cash provided by (used in) financing activities	153.6	(28.3)	440.0	(259.9)	305.4

Net change in cash and cash equivalents	30.2	—	(2.5)	—	27.7
Beginning cash and cash equivalents	1.5	—	25.9	—	27.4

Ending cash and cash equivalents	$31.7	$—	$23.4	$—	$55.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$98.1	$16.9	$150.9	$(167.8)	$98.1

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	39.2	—	39.2
Stock-based compensation	0.4	—	4.9	—	5.3
Equity in earnings of subsidiaries	(150.9)	—	(16.9)	167.8	—
Deferred income taxes	31.4	—	(6.2)	—	25.2
Deferred employee benefit cost/funding	(0.2)	—	9.9	—	9.7
Restructuring and plant closure costs	—	—	1.4	—	1.4
Pension curtailment gain	—	—	(21.0)	—	(21.0)
Gain on sale of assets	—	—	(6.6)	—	(6.6)
Change in:
Receivables	—	—	98.4	—	98.4
Inventories	—	—	177.0	—	177.0
Other assets and income tax receivable	2.6	—	(11.2)	—	(8.6)
Intercompany receivable/payable	(70.1)	(62.4)	132.5	—	—
Accounts payable	(0.5)	(15.8)	(27.7)	—	(44.0)
Accrued liabilities	(38.2)	1.4	(17.9)	—	(54.7)
Other items	2.0	—	0.1		2.1

Net adjustments	(223.5)	(76.8)	355.9	167.8	223.4

Net cash provided by (used in) operating activities	(125.4)	(59.9)	506.8	—	321.5

INVESTING ACTIVITIES:
Acquisitions	(411.2)	—	1.1	—	(410.1)
Capital expenditures	—	—	(32.6)	—	(32.6)
Investment in joint venture	—	—	(0.7)	—	(0.7)
Loan to related companies	—	—	(568.9)	568.9	—
Loan repayment from related companies	—	39.3	4.9	(44.2)	—
Proceeds from sales of assets	—	—	25.3	—	25.3

Net cash provided by (used in) investing activities	(411.2)	39.3	(570.9)	524.7	(418.1)

FINANCING ACTIVITIES:
Repayment of debt assumed in acquisition	—	—	(234.0)	—	(234.0)
Proceeds from credit facility borrowings	290.0	—	1,245.7	—	1,535.7
Repayment of credit facility borrowings	(290.0)	—	(1,147.3)	—	(1,437.3)
Net short-term proceeds/(repayments) under credit facility	20.0	—	232.1	—	252.1
Proceeds from intercompany borrowing	568.9	—	—	(568.9)	—
Repayment of intercompany borrowing	(39.3)	(4.9)	—	44.2	—
Net increase/(decrease) in book overdrafts	—	25.5	(24.3)	—	1.2
Credit facility issuance costs	(10.1)	—	—	—	(10.1)
Bond issuance costs	(0.6)	—	—	—	(0.6)
Dividends paid	(5.2)	—	—	—	(5.2)
Proceeds from exercise of common stock options	3.8	—	—	—	3.8

Net cash provided by (used in) financing activities	537.5	20.6	72.2	(524.7)	105.6

Net increase in cash and cash equivalents	0.9	—	8.1	—	9.0
Beginning cash and cash equivalents	0.6	—	17.8	—	18.4

Ending cash and cash equivalents	$1.5	$—	$25.9	$—	$27.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$56.0	$14.8	$69.8	$(84.6)	$56.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	21.1	—	21.1
Stock—based compensation	0.3	—	0.8	—	1.1
Equity in earnings of subsidiaries	(69.8)	—	(14.8)	84.6	—
Deferred income taxes	(24.4)	—	(5.5)	—	(29.9)
Deferred employee benefit cost/funding	—	—	(15.5)	—	(15.5)
Restructuring and plant closure costs	—	—	3.4	—	3.4
Gain on the sale of ISC, net of tax	(3.5)	—	—	—	(3.5)
Gain on sale of assets	—	—	(5.6)	—	(5.6)
Change in:
Receivables	0.7	—	(183.4)	—	(182.7)
Inventories	—	—	(131.6)	—	(131.6)
Income tax receivable and other assets	4.9	—	(0.4)	—	4.5
Intercompany receivable/payable	3.6	(93.2)	89.6	—	—
Accounts payable	(0.2)	39.0	20.4	—	59.2
Accrued liabilities	37.2	1.3	13.5	—	52.0
Other items	1.1	—	0.4	—	1.5

Net adjustments	(50.1)	(52.9)	(207.6)	84.6	(226.0)

Net cash provided by (used in) operating activities	5.9	(38.1)	(137.8)	—	(170.0)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(41.4)	—	(41.4)
Capital expenditures	—	—	(32.6)	—	(32.6)
Investment in joint venture	—	—	(3.5)	—	(3.5)
Investments in non-guarantor subsidiaries	(25.7)	—	—	25.7	—
Loan to joint venture	(0.5)	—	(2.7)	—	(3.2)
Loan repayment from joint venture	—	—	2.0	—	2.0
Loan to related companies	(36.2)	—	—	36.2	—
Loan repayment from related companies	—	3.8	251.4	(255.2)	—
Proceeds from sales of assets	—	—	21.6	—	21.6

Net cash provided by (used in) investing activities	(62.4)	3.8	194.8	(193.3)	(57.1)

FINANCING ACTIVITIES:
Long-term debt issued	325.0	—	—	—	325.0
Redemption of debt assumed in acquisition	—	—	(13.5)	—	(13.5)
Proceeds from credit facility borrowings	—	—	506.0	—	506.0
Repayment of credit facility borrowings	—	—	(551.0)	—	(551.0)
Net short-term repayments under credit facility	—	—	(20.0)	—	(20.0)
Proceeds from intercompany borrowing	—	36.2	—	(36.2)	—
Repayment of intercompany borrowing	(255.2)	—	—	255.2	—
Net increase/(decrease) in book overdrafts	—	(1.9)	0.9	—	(1.0)
Capital contribution from parent	—	—	25.7	(25.7)	—
Credit facility issuance costs	(1.2)	—	—	—	(1.2)
Bond issuance costs	(8.9)	—	—	—	(8.9)
Dividends paid	(5.2)	—	—	—	(5.2)
Stock option exercise	1.6	—	—	—	1.6

Net cash provided by (used in) financing activities	56.1	34.3	(51.9)	193.3	231.8

Net increase (decrease) in cash and cash equivalents	(0.4)	—	5.1	—	4.7
Beginning cash and cash equivalents	1.0	—	12.7	—	13.7

Ending cash and cash equivalents	$0.6	$—	$17.8	$—	$18.4

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$31.7	$—	$23.4	$—	$55.1
Restricted cash	—	—	0.1	—	0.1
Receivables less provision for allowances, claims and doubtful accounts	—	—	643.3	—	643.3
Inventories	—	—	1,128.6	—	1,128.6
Deferred income taxes	—	—	36.5	(2.7)	33.8
Prepaid expenses and other assets	10.1	—	12.7	(10.1)	12.7
Intercompany receivable	99.0	228.7	—	(327.7)	—

Total Current Assets	140.8	228.7	1,844.6	(340.5)	1,873.6
Investments and advances	1,769.5	—	156.1	(1,868.6)	57.0
Intercompany notes receivable	—	2.0	1,001.0	(1,003.0)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	401.1	—	401.1
Deferred income taxes	76.2	—	43.6	—	119.8
Other intangibles	—	—	7.2	—	7.2
Goodwill	—	—	59.7	—	59.7
Deferred charges and other assets	14.9	—	4.0	—	18.9

Total Assets	$2,001.4	$230.7	$3,517.3	$(3,212.1)	$2,537.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.4	$125.6	$128.5	$—	$255.5
Intercompany payable	—	—	327.7	(327.7)	—
Salaries, wages and commissions	—	—	51.7	—	51.7
Other current liabilities	14.0	6.0	57.3	(12.8)	64.5
Short-term credit facility borrowings	—	—	81.8	—	81.8

Total Current Liabilities	15.4	131.6	647.0	(340.5)	453.5
Long-term debt	325.0	—	799.7	—	1,124.7
Long-term debt—intercompany	1,003.0	—	—	(1,003.0)	—
Taxes and other credits	7.1	—	6.2	—	13.3
Deferred employee benefits	2.2	—	294.9	—	297.1

Total Liabilities	1,352.7	131.6	1,747.8	(1,343.5)	1,888.6

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	598.0	99.1	1,757.7	(1,856.8)	598.0

Total Stockholders’ Equity	648.7	99.1	1,769.5	(1,868.6)	648.7

Total Liabilities and Stockholders’ Equity	$2,001.4	$230.7	$3,517.3	$(3,212.1)	$2,537.3

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

Note 20:    Gain on Sale of Assets

On March 13, 2006, we sold certain assets related to our U.S. oil and gas, tubular alloy and bar alloy business to Energy Alloys, LLC, a Texas limited liability company. We received approximately $50.2 million of cash proceeds and a $4 million, 3-year note in payment of the purchase price. In the first quarter of 2006, we recorded a gain on the sale of $21.0 million pretax, $12.7 million after-tax, or $0.44 per diluted share. In the second quarter of 2006, we received additional cash proceeds of $4.1 million, primarily relating to proceeds from the 3-year note and adjustments to the purchase price. We recorded an additional gain on the sale of $0.6 million pretax, $0.4 million after-tax, or $0.01 per diluted share in the second quarter of 2006 resulting from the note proceeds and purchase price adjustments.

Note 21:    Other Matters

Equity Investments

Coryer.    In 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that will enable the Company to expand service capability in Mexico. The Company has a 49 percent equity interest in the joint venture. Ryerson has guaranteed the borrowings of Coryer under Coryer’s credit facility. At December 31, 2006, the amount of the guaranty was $3.8 million.

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

VSC-Ryerson China Limited.    In the fourth quarter of 2006, the Company contributed $28.3 million to form VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited, a Hong Kong Stock Exchange listed company. VSC-Ryerson is based in Hong Kong and it develops processing and service center operations in Guangzhou, Dongguan, Kunshan and Tianjin and sales offices in Beijing, Shanghai, Wuxi and Shenzen. The Company owns a 40 percent equity interest in VSC-Ryerson China Limited. The Company financed the investment with borrowings under its credit facility. The Company has an option to become the majority owner of VSC-Ryerson China Limited in 2009.

Note 22:    Subsequent Events

Shareholder Proposal

On January 2, 2007, Harbinger Capital Partners announced it is seeking to elect seven nominees, which would be a majority, to Ryerson’s Board of Directors at the Company’s 2007 Annual Meeting. Ryerson’s Board of Directors and its advisors conducted a thorough evaluation of Harbinger’s analysis and proposal compared to Ryerson’s short-term and long-term plans. Based on this evaluation, Ryerson’s Board disagrees with Harbinger’s analysis and will oppose its efforts to obtain control of Ryerson’s Board and consequently, the Company. The Board believes that implementing the company’s current strategic plan will significantly enhance value for all shareholders. In addition, the Board has retained UBS Investment Bank as its financial advisor to assist in comparing the Company’s current plan with other strategic alternatives which may create additional value.

Amended Credit Facility and Securitization Facility

On January 26, 2007, Ryerson Inc. entered into an amendment and restatement to its existing $1.1 billion revolving credit facility that would have expired on January 4, 2011. This transaction resulted in a new 5-year, $750 million revolving credit facility (the “Amended Credit Facility”). During January 2007, we recorded a charge of $2.7 million for unamortized debt issuance costs related to the Amended Credit Facility.

Amounts outstanding under the Amended Credit Facility bear interest at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary that is a borrower, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) and the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada). The spread over the base rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

Borrowings under the Amended Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables (excluding U.S. receivables), lockbox accounts and related assets of the Company, other subsidiary borrowers and certain other U.S. subsidiaries of the Borrower that act as guarantors.

The Amended Credit Agreement also contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Amended Credit Facility also requires that, if availability under the Amended Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and includes defaults upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

The lenders under the Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Amended Credit Facility will become immediately due and payable.

On January 26, 2007, Ryerson Funding LLC (the “SPV”), a wholly owned special purpose subsidiary of Joseph T. Ryerson & Son, Inc. (the “Originator’) entered into a 5-year, $450 million revolving securitization facility (the “Securitization Facility”). In connection with the Securitization Facility, the Originator will sell and/or contribute accounts receivables to the SPV. The SPV will thereafter make borrowings from the lenders secured by the receivables. The Originator will continue to service accounts receivable on behalf of the SPV for a monthly fee.

Borrowings under the Securitization Facility are secured by first-priority liens on all of the accounts receivables sold or contributed to SPV by the Originator and related assets of the SPV.

The Securitization Facility contains covenants that, among other things, restrict the SPV with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Securitization Facility includes defaults upon (among other things) the occurrence of a change of control of the SPV and a cross-default to other financing arrangements.

If the SPV or Originator becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Securitization Facility will become immediately due and payable.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER

(In millions, except per share data)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes		Net Income		Earnings per Common Share
							Basic		Diluted
2006
First Quarter(1)	$1,447.8	$222.6	$52.3		$32.4		$1.26		$1.12
Second Quarter(2)	1,508.6	232.9	37.5		22.2		0.85		0.76
Third Quarter(3)	1,537.7	219.4	33.7		21.6		0.82		0.77
Fourth Quarter(4)	1,414.8	183.1	(9.3)		(4.4)		(0.17)		(0.17)

Year	$5,908.9	$858.0	$114.2		$71.8		$2.75	(6)	$2.50	(6)

2005
First Quarter	$1,540.0	$246.0	$57.2		$35.4		$1.41		$1.37
Second Quarter	1,520.2	231.3	44.9		25.7		1.02		0.99
Third Quarter	1,416.5	213.2	47.4	(5)	30.7	(5)	1.22	(5)	1.18	(5)
Fourth Quarter	1,303.8	196.5	11.1		6.3		0.25		0.24

Year	$5,780.5	$887.0	$160.6		$98.1		$3.88	(6)	$3.78

(1)	Included in the first quarter 2006 results is a pretax gain on sale of assets of $21 million, $12.7 million after-tax, or $0.44 per share, from the sale of the Company’s three service centers serving the oil and gas industries.
(2)	Included in the second quarter 2006 results is a pretax gain on sale of assets of $0.6 million, $0.4 million after-tax, or $0.01 per share, from the post-closing settlement on the March 2006 sale of the Company’s three service centers serving the oil and gas industries. Also included in the second quarter 2006 results is a pretax charge of $0.4 million, $0.2 million after-tax or $0.01 per share, associated with workforce reductions.
(3)	Included in the third quarter 2006 results is a pretax charge of $0.7 million, $0.4 million after-tax or $0.02 per share, associated with workforce reductions and future lease payments at a closed facility.
(4)	Included in the fourth quarter 2006 results is a pretax charge of $3.1 million, $1.9 million after-tax or $0.07 per share, associated with workforce reductions and future lease payments at a closed facility.
(5)	In the third quarter of 2005, the Company recorded a $21.0 million pre-tax, $12.8 million after-tax or $0.49 per share, pension curtailment gain.
(6)	Amounts for the quarters do not total to the amount reported for the year due to differences in the average number of shares outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(In millions)

	Provisions for Allowances
Year Ended December 31,	Balance at Beginning of Year	Amount acquired through acquisition	Additions Charged to Income	Deductions from Reserves		Balance at End of Year
2006 Allowance for doubtful accounts	$21.0	$0.3	$(1.1)	$(4.8	)(A)	$15.4
Valuation allowance—deferred tax assets	1.0	—	—	—		1.0
2005 Allowance for doubtful accounts	$14.0	$6.1	$7.3	$(6.4	)(A)	$21.0
Valuation allowance—deferred tax assets	1.0	—	1.6	(1.6)		1.0
2004 Allowance for doubtful accounts	$11.7	—	$7.4	$(5.1	)(A)	$14.0
Valuation allowance—deferred tax assets	5.1	—	(1.9)	(2.2)		1.0

NOTES:

(A) Bad debts written off during the year

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management Report on Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006 the Company’s disclosure controls and procedures were effective.

M anagement Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Remediation of Material Weakness

As of December 31, 2005, the Company identified the following errors in the Company’s previously issued consolidated financial statements: (i) classification of metal processing costs, (ii) the effect of including nickel surcharges in inventory value and other out-of period adjustments, and (iii) other immaterial miscellaneous adjustments. As a result of these errors, the Company has restated its 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters.

For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under “Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting” contained in our report on Form 10-K for the fiscal year ended December 31, 2005 and “Item 4. Controls and Procedures” contained in our reports on Form 10-Q for each of the first three 2006 fiscal quarters.

During the fourth quarter of 2005 and throughout 2006, we implemented a number of remediation measures to address the material weakness described above.

During the fourth quarter of 2005, we:

1.	augmented our accounting resources by adding an experienced accounting executive with significant SEC reporting experience and GAAP knowledge to help balance the workload;

2.	completed the transition and centralization of the accounting function related to the Integris Metals acquisition which enabled better communication and information flow; and

3.	continued the upgrade of our information systems capability and consolidation of our multiple information technology operating platforms onto one integrated platform.

During 2006, we:

1.	moved toward a more centralized system and database, reducing the workload and the strain on our accounting resources;

2.	conducted training of personnel at operating locations to ensure accuracy of inventory records;

3.	augmented GAAP training for our corporate accounting staff; and

4.	put controls in place to ensure that we do not divert our accounting resources to support acquisition or other activities not directly related to accounting until all critical accounting matters have been handled.

Management believes that these remediation efforts have improved our internal control over financial reporting, as well as our disclosure controls and procedures, and that the material weakness has been remediated at December 31, 2006.

Changes in Control over Financial Reporting

Our management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter and they have concluded that, except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 10, the Board of Directors of the Company approved amendments to certain of the Company’s compensation plans, contracts and arrangements in respect of which the Company’s principal executive officer, principal financial officer and its three other most highly compensated executive officers as of December 31, 2006 (the “named executive officers”) participate or are a party and approved amendments to outstanding performance stock unit awards held by its executive officers, including the named executive officers. The material features of those amendments are as follows.

Standardized and Clarified Change in Control Definition

The definition of “change in control” in certain of the Company’s plans and agreements containing such a definition (the Ryerson 2002 Incentive Stock Plan, the Ryerson 1999 Incentive Stock Plan, the Ryerson 1996 Incentive Stock Plan, the Ryerson 1995 Incentive Stock Plan, the Nonqualified Savings Plan, the Ryerson Supplemental Retirement Plan for Covered Employees, the Ryerson General Severance Plan, the Annual Incentive Plan, individual director and executive officer indemnification agreements and individual change in control severance agreements (collectively referred to below as the “Amended Programs”) was clarified to specify that any director elected in connection with an actual or threatened proxy or other election contest is not a director approved by the incumbent Board of Directors for purposes of determining whether a change in control has occurred, and the definition in the Annual Incentive Plan was amended to conform to the otherwise generally standardized definition in the other Amended Programs.

Change in Control Agreements, Employment/Severance Agreement

The Company has entered into change in control agreements with its named executive officers and certain other officers of the Company. The Company’s change-in-control agreements, including those held by the named executive officers, are “double-trigger” agreements that generally provide for benefits only if there occurs both (1) a change in control of the Company and (2) termination of the executive’s employment under circumstances that entitle the executive to benefits.

The Board authorized amendments to the change in control agreements to clarify (a) the definition of change in control as described above, (b) that no duplication of benefits or payments available under other Company plans or arrangements is intended, (c) that additional years of age and service equal to the applicable severance multiple (ranging from one year to, in the case of the named executive officers, two or three years) will be credited to determine eligibility for retiree health and life insurance benefits (and not just for supplemental pension plan purposes), and (d) that for those agreements already providing a Company gross-up payment in respect of any federal excise tax imposed by Section 4999 of the Internal Revenue Code (the so-called “golden parachute” tax), the gross-up applies to payments or benefits provided under any other agreement, plan, program or arrangement of the Company regardless whether benefits are payable under the change in control agreements. The change in control agreements were also amended (a) to provide that executives are entitled to severance payments under the agreements for qualifying terminations, before a potential change in control or a change in control, at the request of a person with whom a potential transaction, if consummated, would constitute a change in control of the Company, provided that a potential change in control or a change in control occurs within 12 months of the date of termination of employment, and (b) in the case of the Company’s Chief Executive Officer only, to provide that “good reason,” as defined in his agreement, includes ceasing to be a chief executive officer of a publicly held company. The change in control agreements also were amended in certain other respects to comply with supervening applicable law, namely Internal Revenue Service Code Section 409A and accompanying regulations. Mr. Novich is the only named executive officer who benefits from the additional age and service credit provided for retiree health and life insurance benefit purposes (because the other named executive officers are already eligible for those benefits); the additional age and service credit would make Mr. Novich eligible for those benefits. The Board authorized an amendment to Mr. Novich’s employment/severance agreement to provide the identical additional age and service credit for determination of eligibility for retiree health and life insurance benefits. Except for these potential additional retiree health and life insurance benefits for Mr. Novich, the amendments made to the change in control agreements do not provide additional pay or benefits to the named executive officers or other officers.

Outstanding Performance Stock Unit Awards

The Board also amended the calculation methodology for determining the payment to be made under outstanding performance stock unit awards in the event of a change in control. Prior to the amendment, all outstanding performance stock unit awards were to be paid at target levels in cash or shares of Company common stock (at the participant’s election), based on the “change in control price” (as defined in the 2002 Stock Incentive Plan), but prorated to reflect the number of months completed in the four-year performance period at the date of the change in control, provided that, if the Company’s market capitalization were less than $250 million at the date of the change in control, payment would be made only in respect of 30% of the units.

As amended, the units would be paid out at the greater of the applicable target or actual performance attainment level as of the change in control, and the service proration would be based on the number of months completed in the performance period rounded up, if not a multiple of 12, to the next highest multiple of 12. Accordingly, the amendment would increase the amount of the payment in respect of performance stock unit awards upon a change in control, but not beyond the maximum potential payments initially established for such awards. The amount of additional benefits payable to the named executive officers, if any, is not determinable at this time, as key variables in the calculation formula—such as the timing of a change in control, the price of the Company’s common stock at such time and the level of attainment of performance measures at such time—affect the amount payable and are not now determinable. An additional amendment to the awards provided that, in the event of a change in control, performance stock unit awards held by retirees or decedents’ estates would be settled at the same time and same price as awards held by current employees.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item 10 with respect to directors of Ryerson is set forth under the caption “Election of Directors” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference herein. The information called for with respect to executive officers of Ryerson is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Registrant.”

The information called for by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Security Ownership of Directors and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.

The information called for by this Item 10 with respect to the Company’s Code of Ethics is set forth under the caption “Corporate Governance—Code of Ethics and Business Conduct” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.

The information called for by this Item 10 with respect to material changes to the procedures by which security holders may recommend nominees to Ryerson’s board of directors is set forth under the captions

“Corporate Governance—Director Selection” and “Stockholder Proposals and Nominations” in the Company’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.

The information called for by this Item 10 with respect to the separately-designated standing audit committee, identification of that committee’s members and the “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors—Audit Committee” in the Company’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item 11 is set forth under the captions “Compensation of Directors”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 with respect to the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans is set forth below:

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of December 31, 2006.

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Shares Reflected in Column (a)
Equity compensation plans approved by security holders	1,597,324	$13.86	659,549
Equity compensation plans not approved by security holders(1)	74,060	$11.79	61,892

Total	1,671,384	$13.77	721,441	(2)

(1)	The former Ryerson Directors’ 1999 Stock Option Plan was not approved by stockholders. Under that plan, now part of the Ryerson Directors’ Compensation Plan (which was approved by stockholders), at the close of each annual meeting prior to 2005, each non-employee director received a stock option with a value of $20,000 (based on the Black-Scholes option pricing model).
(2)	All of these shares may be issued as restricted shares as follows: under the Ryerson 2002 Incentive Stock Plan, 659,549 shares may be issued as restricted shares, and in the Directors’ Compensation Plan, which includes the Ryerson Directors’ 1999 Stock Option Plan, 61,892 shares may be issued as restricted shares.

The information called for by this Item 12 with respect to security ownership of more than five percent of Ryerson’s common stock and the security ownership of management is set forth under the captions “Additional Information Relating to Voting Securities” and “Security Ownership of Directors and Management” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 with respect to transactions with related persons and Ryerson’s policies and procedures for review, approval or ratification of such transactions is set forth under the caption “Related Party Transactions” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference herein.

The information called for by this Item 13 with respect to director independence is set forth under the captions “Corporate Governance—Corporate Governance Guidelines—Director Independence” and “Committees of the Board of Directors—Audit Committee,—Compensation Committee, and—Nominating and Governance Committee” in the Company’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 with respect to principal accountant fees and services is set forth under the caption “Auditor Matters” in Ryerson’s definitive Proxy Statement which will be furnished to stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders and is hereby incorporated by reference herein.

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

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Inc. and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ NEIL S. NOVICH Neil S. Novich	Chairman, President and Chief Executive Officer and Director		March 14, 2007

/s/ JAY M. GRATZ Jay M. Gratz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		March 14, 2007

/s/ LILY L. MAY Lily L. May	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)		March 14, 2007

JAMESON A. BAXTER	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )	/s/ JAY M. GRATZ Jay M. Gratz Attorney-in-fact March 14, 2007
RICHARD G. CLINE	Director
RUSSELL M. FLAUM	Director
JAMES A. HENDERSON	Director
GREGORY P. JOSEFOWICZ	Director
DENNIS J. KELLER	Director
MARTHA MILLER DE LOMBERA	Director
JERRY K. PEARLMAN	Director
ANRÉ D. WILLIAMS	Director

EXHIBIT INDEX

Stockholders may obtain a copy of Ryerson Inc.’s Annual Report on Form 10-K for 2006 (excluding exhibits) without charge by making a request in writing to Investor Relations Department, 2621 West 15th Place, Chicago, IL 60608. The Company will furnish any exhibit upon request upon payment of $5.00 for each exhibit requested.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	3.50% Convertible Senior Notes due 2024

(a)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.3	8 1/4% Senior Notes due 2011

(a)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 144A 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d)	Specimen of Regulation S 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
4.4	Credit Facility

(a)	Second Amended and Restated Credit Agreement, dated as of January 26, 2007, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent

(b)	Second Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 26, 2007 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent

(c)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)	First Amendment to Amended and Restated Canadian Guarantee and Security Agreement, made as of January 26, 2007, among Ryerson Canada, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent

4.5	Receivables Securitization Facility

(a)	Receivables Sale and Servicing Agreement dated as of January 26, 2007 by and among certain originators party thereto, Ryerson Funding LLC, as Buyer, Joseph T. Ryerson & Son, Inc., as Servicer, and Ryerson Inc., as Parent

(b)	Receivables Funding and Administration Agreement dated as of January 26, 2007, by and among Ryerson Funding LLC, as Borrower, the lenders party thereto, the group agents thereto, General Electric Capital Corporation, as Structuring Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent

10.1*	Employment/Severance, Noncompete Agreements

(a)*	Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 and as amended through March 10, 2007 between the Company and Neil S. Novich

(b)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Employment Agreement dated February 28, 2007 between the Company and Stephen E. Makarewicz

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
10.2*	Severance Agreements

(a)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

(d)-1*	Form of Senior Executive Change in Control Agreement

(d)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.2(d)-1

(e)-1*	Form of Executive Change in Control Agreement

(e)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10.2(e)-1

10.3*	Stock Plans

(a)-1*	Ryerson 2002 Incentive Stock Plan, as amended

(a)-2*	Form of pre-2007 restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-3*	Form of post-2006 restricted stock award agreement

(a)-4	Form of pre-2007 performance award agreement

(a)-5*	Schedule of 2007 performance stock unit awards to named executive officers

(b)*	Schedule of special incentive awards to certain named executive officers

(c)*	Ryerson 1999 Incentive Stock Plan, as amended

(d)*	Ryerson 1996 Incentive Stock Plan, as amended

(e)*	Ryerson 1995 Incentive Stock Plan, as amended

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(f)-1*	Directors’ Compensation Plan, as amended through November 28, 2006

(f)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.4*	Annual Incentive Plan

(a)*	Ryerson Annual Incentive Plan, as amended

(b)*	2007 Performance Measures for Annual Incentive Plan

10.5*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended

10.6*	Ryerson Nonqualified Savings Plan, as amended

10.7*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance

10.8*	Form of Indemnification Agreement, between the Company and the parties listed on the schedule thereto

10.8(a)*	Schedule to Form of Indemnification Agreement referred to in Exhibit 10.8

10.9*	Named Executive Officer Merit Increases effective January 28, 2007

10.10*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Excerpt of Company’s Directors and Officers Insurance Policy

21	List of Certain Subsidiaries of the Registrant

23.l	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

24	Powers of Attorney

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement