Form 10-K/A
period 2006-12-31
RYERSON INC.
filed 2007-04-30
CIK 790528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Ryerson Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 14, 2007, or the 2006 Form 10-K. Since we will not be filing our definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are filing this Amendment No. 1 to provide information we originally intended to incorporate by reference. Such information is the information required by Items 10-14 of Part III of our 2006 Form 10-K. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2006 Form 10-K have been amended and restated in their entireties. Part IV is amended to add the exhibits set forth in the exhibit list filed with this Amendment No. 1. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 under Item 15 of Part IV.

Unless the context requires otherwise, Ryerson Inc. (“Ryerson”), formerly Ryerson Tull, Inc., Joseph T. Ryerson & Son, Inc., and Ryerson Canada, Inc., together with their subsidiaries, are collectively referred to herein as “we”, “us”, “our” or the “Company.”

This Amendment No. 1 contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond the control of the Company. See the section titled “Risk Factors” in the 2006 Form 10-K filed on March 14, 2007 for further information. The forward-looking statements speak as of the date made and are not guarantees of future performance. Actual results or developments may differ materially from the expectations expressed or implied in the forward-looking statements, and the Company undertakes no obligation to update any such statements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item 10 with respect to executive officers of Ryerson is included in Part I of our 2006 Form 10-K under the caption “Executive Officers of the Registrant.”

DIRECTORS OF THE REGISTRANT

The name, age and background information for each of the directors of Ryerson are set forth below. The period of service shown for each director includes the period during which he or she served as a director of our predecessor Ryerson Tull, Inc. when it was a majority-owned subsidiary of Inland Steel Industries, Inc. The ages of the directors are as of March 30, 2007.

JAMESON A. BAXTER	Director since 1999

Mrs. Baxter, age 63, has been President of Baxter Associates, Inc., a private investment firm, since 1986. She also was Vice President and Principal of Regency Group, Inc., an investment banking firm, from 1989 to 1992. She served as Vice President of The First Boston Corporation, an investment banking firm, from 1975 to 1986, and held various other positions at The First Boston Corporation from 1965 to 1975. She is a director of The Putnam Funds, where she is Chair of the Contract Committee and a member of its Marketing Committee, Brokerage Committee, Board Policy and Nominating Committee, and Executive Committee.

RICHARD G. CLINE	Director since 1996

Mr. Cline, age 72, is Chairman of Hawthorne Investors, Inc., a private management advisory services and investment firm, which he founded in 1996. He was Chairman of Hussmann International, Inc., a manufacturer and service provider of merchandising and refrigeration systems for the commercial food industry, from 1998 until 2000. He served as Chairman of the Board and Chief Executive Officer of NICOR, Inc., a diversified holding company with subsidiaries engaged in natural gas distribution and containerized liner shipping, from 1986 to 1995, and as its President and Chief Operating Officer from 1985 to 1988 and from 1990 to 1994. For the previous 22 years, he was an executive of Jewel Companies, Inc., becoming Chairman, President and Chief Executive Officer in 1984. Mr. Cline is Chairman and a trustee of Northern Institutional Funds and Northern Funds, registered investment companies. He is a past chairman of the Federal Reserve Bank of Chicago.

Mr. Cline will retire from Board service when his successor is duly elected and qualified at the Company’s 2007 Annual Meeting of Stockholders.

RUSSELL M. FLAUM	Director since 2004

Mr. Flaum, age 56, has been Executive Vice President of Illinois Tool Works, Inc., a manufacturer of engineered components and industrial systems, since 1992. He joined that company in 1975, holding various sales and marketing positions and executive positions.

JAMES A. HENDERSON	Director since 1978

Mr. Henderson, age 72, was the Chairman and Chief Executive Officer of Cummins Inc., a manufacturer of diesel engines, prior to his retirement in 1999. Mr. Henderson joined Cummins in 1964, was elected Executive Vice President in 1971, Executive Vice President and Chief Operating Officer in 1975, President and Chief Operating Officer in 1977, President and Chief Executive Officer in 1994, and Chairman and Chief Executive Officer in 1995. Mr. Henderson is also a director of AT&T Inc., at which he is lead director, Chair of the Human Resources Committee and a member of the Finance/Pension Committee and the Executive Committee; and Nanophase Technologies Corporation, at which he is chair of the Nominating Committee and a member of the Compensation and Governance Committee.

GREGORY P. JOSEFOWICZ	Director since 1999

Mr. Josefowicz, age 54, is the retired Chairman, President and Chief Executive Officer of Borders Group, Inc., an operator of book superstores and mall-based bookstores. He held those positions from January 2002 through July 2006 and also served as President, Chief Executive Officer and a director from November 1999 through his retirement. He was Chief Executive Officer of the Jewel-Osco division of American Stores Company, which operates food and drug stores in the greater Chicago, Illinois and Milwaukee, Wisconsin areas, from 1997 until June 1999 when American Stores merged into Albertson’s Inc., a retail food-drug chain. At that time Mr. Josefowicz became Albertson’s President, Midwest Region. Mr. Josefowicz joined Jewel in 1974, and was elected Senior Vice President of Marketing and Advertising in 1993. Mr. Josefowicz is a director of PETsMART, Inc., where he serves as a member of the Compensation Committee and of the Corporate Governance Committee, and a director of Winn-Dixie Stores, Inc., at which he serves as a member of the Audit Committee.

JAMES R. KACKLEY	Director since 2007

Mr. Kackley, age 64, is a private investor. From 1963 to 1999, Mr. Kackley practiced as a public accountant for Arthur Andersen. From 1974 to 1999, he was an audit partner for the firm, dealing with a substantial number of public and non-public companies, including companies engaged in manufacturing, distribution and retail businesses. In 1998 and 1999, he served as Chief Financial Officer for Andersen Worldwide, then a $16 billion a year professional services firm operating in more than 100 countries. From June 1999 to May 2002, Mr. Kackley served as an adjunct professor at the Kellstadt School of Management at DePaul University. Mr. Kackley serves as a director, member of the compensation and audit committees, and as the audit committee financial expert of PepsiAmericas, Inc., a Minneapolis-based bottler of soft drinks, and as director, Chairman of the audit committee, and as the audit committee financial expert of Herman Miller, Inc., a Michigan-based manufacturer of office furniture.

DENNIS J. KELLER	Director since 2005

Mr. Keller, age 65, has been non-executive Chairman of the Board of DeVry Inc., a publicly held higher education company, since 2006 and was its Executive Chairman of the Board from its 1987 inception to 2006. DeVry, through its wholly owned subsidiaries, owns DeVry University, Ross University, Deaconess College of Nursing, and Becker Professional Review. Mr. Keller co-founded Keller Graduate School of Management in 1973, and was its Chairman of the Board and Chief Executive Officer from 1973 until August 1987, when it acquired DeVry. He served as Chief Executive Officer of DeVry from 1987 until November 2002, and as Co-Chief Executive Officer of DeVry from November 2002 until July 2004. Mr. Keller also serves on the Board of Directors of Nicor Inc., at which he is Chair of the Compensation Committee.

MARTHA MILLER DE LOMBERA	Director since 2004

Sra. Miller de Lombera, age 59, retired from The Procter & Gamble Company, a manufacturer and marketer of a broad range of consumer products, in 2001, following 25 years of service in various marketing and general management positions. At the time of her retirement, she was Vice President and General Manager—Latin American North Market Development Organization. Sra. Miller de Lombera is also a director of Nationwide Financial Services, Inc., where she is a member of its Finance Committee, and of Sally Beauty Holdings, Inc., where she serves on the Compensation Committee and on the Nominating and Governance Committee.

NEIL S. NOVICH	Director since 1994

Mr. Novich, age 52, has been our Chairman, President and Chief Executive Officer since 1999. He was our Senior Vice President from 1995 to 1996. From 1994 to 1999, Mr. Novich was President, Chief Executive Officer and Chief Operating Officer of Ryerson when it was a majority-owned subsidiary of Inland Steel Industries, Inc. Prior to joining us in 1994, Mr. Novich led the Distribution and Logistics Practice at Bain & Company, an international management consulting firm. Mr. Novich is also a director of W.W. Grainger, Inc. and is a member of its Board Affairs and Nominating Committee and its Compensation Committee.

JERRY K. PEARLMAN	Director since 1996

Mr. Pearlman, age 68, was Chairman of Zenith Electronics Corporation, a manufacturer of consumer electronics and cable television products, prior to his retirement in 1995. He was also Chief Executive Officer of Zenith from 1983 through 1995. Mr. Pearlman is also a director of Nanophase Technologies Corporation, where he is Chairman of the Compensation and Governance Committee and a member of the Audit and Finance Committee, and Smurfit Stone Container Corporation, where he is Chairman of the Audit Committee and a member of the Compensation Committee.

ANRÉ D. WILLIAMS	Director since 2004

Mr. Williams, age 41, is Executive Vice President—U.S. Commercial Card, American Express Company, a travel and financial services company. He has held various executive positions with American Express: Senior Vice President—U.S. Middle Market from 2000 to 2003, Vice President/General Manager—Western Region, Corporate Services from 1999 to 2000, Vice President—Acquisition and Advertising from 1996 to 1999 and Director—New Product Development from 1994 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that Ryerson’s directors, executives, and 10% stockholders file with the SEC reports concerning their ownership and changes in their ownership of Ryerson’s equity securities. Based solely on a review of copies of these reports filed in 2006 and the representations of the reporting individuals, the Company believes that these filing requirements were met on a timely basis during the year.

CODE OF ETHICS AND BUSINESS CONDUCT

The Board has approved Ryerson’s Code of Ethics and Business Conduct (“Code”), which contains both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, and the code of business conduct and ethics for directors, officers and employees under the NYSE listing standards. The Code is posted on the Company’s Internet website www.ryerson.com and is available in print to any stockholder who requests it. Any amendment of the Code will be promptly posted on Ryerson’s website.

The Audit Committee oversees the Company’s compliance program. It reviews any issues under the Code involving an executive or a director and reports its findings to the Board. Only the Audit Committee or the Board of Directors can approve waivers from the Code for directors, executive officers and senior financial officers of the Company. The Board does not envision that any waivers of the Code will be granted for these individuals, but if it were to approve a waiver, the waiver will be disclosed promptly on the Company’s Internet site and as otherwise required by the rules of both the SEC and the NYSE.

THE AUDIT COMMITTEE

The Board of Directors has a standing Audit Committee. Jameson A. Baxter, Richard G. Cline, Gregory P. Josefowicz, James R. Kackley, Dennis J. Keller, and Anré D. Williams each serve on the Audit Committee with Mrs. Baxter serving as the Chairman. The Board of Directors has determined that all members of the Audit Committee are independent under the NYSE listing standards, that all are financially literate under the SEC and NYSE rules and that James R. Kackley is an “audit committee financial expert” as defined in the SEC rules. None of the Committee’s members serves simultaneously on the audit committees of three or more public companies.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview and Objectives

The Company views executive compensation as a platform to instill and maintain a “pay for performance” culture and focus, to achieve the Company’s business goals, strategic objectives and strong business performance over long-term business cycles to create long-term value for stockholders. Each major element of executive compensation contributes to the “pay for performance” goal:

•	Base salary enables the Company to recruit and retain executives and managers with the talent and experience to lead and manage the Company’s operations and growth objectives.

•

Short- and long-term incentives, consisting of cash bonuses tied to the Company’s annual financial performance and profitability and equity awards tied to the Company’s financial performance and profitability over multi-year periods, motivate and reward executives for profitable operations and growth initiatives over short- and long-term business cycles. Incentive pay generally increases as a proportion of total compensation opportunity at more senior levels within the Company.

The Company also provides its executive officers with a limited number of perquisites, employment/severance agreements, change in control agreements, pension and 401(k)/profit-sharing plans and related supplemental plan benefits, and health and welfare benefits, discussed below.

The Compensation Committee of the Board of Directors establishes the forms of compensation, sets performance measures for incentive compensation, evaluates the performance of the executive officers, and sets the amount and value of each pay component for the Company’s executive officers (except for the Chief Executive Officer, whose compensation is set by the Compensation Committee in conjunction with the Nominating and Governance Committee).

The Compensation Committee reviews a variety of competitive market and internal information to design and implement the Company’s executive compensation program. It uses competitive market data on executive compensation to obtain pay data and to compare the Company’s executive compensation practices against practices and pay at the types of companies with which the Company competes for executive talent.

The Compensation Committee’s primary source of market data is a private database of company-specific compensation data maintained by Hewitt Associates, a nationally recognized independent compensation and benefits consulting firm headquartered in the Chicago area that advises the Compensation Committee on executive compensation issues and prepares analyses and recommendations on special projects. The Compensation Committee reviews a group of approximately 80 general industrial companies from the database (excluding utilities and financial companies), with input from Hewitt. Prior to the Company’s January 2005 acquisition of Integris Metals, Inc., which acquisition roughly doubled the Company’s size, the comparison group of general and industrial companies selected had annual revenues of $1 billion to $4 billion, comparable to the Company’s 2004 annual revenues of $3.3 billion. For the January 2005 compensation review, the Hewitt comparison group consisted of the same type of companies but with annual 2004 revenues of $3 billion to $7 billion to approximate the Company’s estimated post-acquisition annual revenues of $5 billion. For the January 2006 compensation review, the Hewitt comparison group of general industrial companies (excluding utilities and financial companies) had annual 2005 revenues of $2 billion to $8 billion. The Compensation Committee uses this information to determine comparable compensation statistics of companies with approximately $5 billion in annual sales. Although the Company’s actual annual revenues since the Integris Metals’ acquisition have exceeded the $5 billion level, the Company uses the lower annual revenue figure to exclude the effect of fluctuating commodity metal prices from its annual revenues for the purpose of setting executive compensation.

The Compensation Committee also reviews data assembled by Hewitt Associates on executive pay at the Company’s direct public company competitors in the metals distribution business and a 20-company group of industrial distributors. Because most of the Company’s publicly traded competitors are substantially smaller in sales and scope of operations than the Company, those competitors are not used for direct compensation comparisons with the Company. Also, the small sample size of these two groups limits their usefulness for compensation comparisons; including a broader range of companies and a larger sample size provides a more representative view of the competitive market for executive talent. For purposes of setting targets as part of long-term incentives, the Committee utilizes data compiled by Hewitt on the relative financial performance based on return on net assets of 600 cyclical companies over a business cycle.

The competitive market survey data covers each element of executive compensation, including forms of compensation, base salary, short-term and long-term incentives, compensation targets, compensation paid relative to targets, compensation averages and medians by executive position, and emerging compensation trends. Hewitt prepares summary data comparing the Company’s pay for specific positions for each compensation element relative to the median, average and/or other measures of the comparison companies.

The Committee also considers the Company’s executive officers’ historical targeted and realized compensation for incentive pay; methodologies for setting Company performance targets; methodologies for establishing targets, minimums and maximums payable for incentive-based compensation; projected compensation realizable; and cost to the Company for various forms and amount of specific compensation.

At the time the Company acquired Integris Metals, Inc. in 2005, its executive compensation pay structure was not generally market-competitive relative to the median for similar compensation elements in the Hewitt comparison group of general industrial companies utilized for 2005 and 2006 executive compensation decisions. Compensation decisions in 2005 and 2006 reflected the Company’s objective to improve the market-competitiveness of base salaries, target total cash compensation and long-term incentive pay opportunity for the named executive officers (the officers identified in the 2006 Summary Compensation Table below) to approximately market median levels for similar executive positions in the current comparison group, as discussed below.

Base Salaries

Base salary is a fixed element of compensation and is important in recruiting and retaining employees, including executive officers. The Compensation Committee adjusts executive base salary annually to maintain a competitive posture relative to salary changes in the market for executives. Other factors, such as specific job responsibilities, experience, leadership potential, individual performance, and internal equity, are also significant considerations in base salary determinations for executive officers.

As noted above, when performing the January 2005 compensation review, the Company found its 2004 base salary levels for the named executive officers to be substantially below market median in the comparison group of companies. Base salary for the chief executive officer position prior to January 2005 compensation decisions was approximately 34% below median pay relative to the comparison group and for the executive vice presidents, it was in a range of 13%-23% below market median. For all named executive officers except for the Chief Executive Officer, the Compensation Committee approved increases in base salary levels over the two-year period 2005-06 to bring base salary levels for these positions to within 5% of the median base salary in the comparison group of companies and to recognize the Company’s successful completion of the Integris Metals acquisition in January 2005, the substantially increased size and complexity of Ryerson post-acquisition, and the progress in integrating Integris Metals in 2005 and 2006. These factors were also considerations in the review of and compensation decisions regarding the Chief Executive Officer made by the Compensation Committee and the Nominating and Governance Committee for 2006, which brought the Chief Executive Officer’s base salary to 13% below market median. The latter review and evaluation also considered the following specific goals and objectives that had been previously established for the Chief Executive Officer: to enhance the Company’s organizational structure, improve succession planning, hire executives from outside of the Company in certain functions, expand the business internationally and continue the integration of Integris Metals. In January 2006, the named executive officers’ base salaries were increased to the amounts shown in the 2006 Summary Compensation Table.

Short-Term Incentive Compensation – Cash Bonuses

The Company’s short-term incentive plan, the Ryerson Annual Incentive Plan, is a performance-based cash bonus plan that requires the Company’s business units to achieve specified financial performance levels before any annual cash bonuses are paid to plan participants. Key managers, including the named executive officers, participate in this plan.

This program rewards executives for achieving immediate and short-term business objectives, because it ties a substantial portion of each executive’s potential annual cash compensation directly to the Company’s financial results and profitability. It also encourages executives and managers to improve business unit and overall Company financial performance and profitability, because the dollar amount of annual cash bonuses payable increases as business unit and Company financial performance improve beyond the threshold performance target to the maximum target.

Each year, the Compensation Committee establishes threshold, target and maximum performance measures. No cash bonuses are payable unless the Company or business unit achieves the threshold set for it. At threshold performance, an executive earns 30% of his or her target cash bonus; at target, the executive earns 100% of his or her target cash bonus; and at maximum, an executive can earn up to 200% of his or her target cash bonus.

Cash bonuses are calculated by multiplying (1) the individual employee’s annualized base salary, by (2) a specified percentage of that individual’s base salary, by (3) the extent to which the applicable corporate and (or) business unit performance measures are met for the year.

The Company typically uses performance measures that are quantitative and mathematically calculated rather than subjective or discretionary and has generally used adjusted operating profit (operating profit as adjusted to reflect certain unusual or one-time expenses) divided by operating assets (total assets plus LIFO reserve less current liabilities, cash, deferred income taxes, the current portion of long-term debt, the current portion of deferred employee benefits, and certain other assets and liabilities, including investments in joint ventures and prepaid amounts), or “OROOA,” as the performance measure for Company and business unit financial performance. OROOA measures revenue growth as balanced by profitability, expense management and asset management. A discussion of the calculation methodology used to establish adjusted operating profit appears below under the caption “Certain Policies regarding Incentive Pay — Calculation Methodology.”

To establish target bonus percentages for each named executive officer, the Compensation Committee benchmarks “target total cash compensation,” consisting of each executive’s base annual salary plus an annual cash bonus if earned at 100% target, to such “target total cash compensation” in the comparison group of 80 industrial companies discussed above under “Compensation Overview and Objectives.” In the January 2005 compensation review, year-end 2004 “target total cash compensation” for the Chief Executive Officer was approximately 20% below the competitive market median, and for the other named executive officers ranged from 16%-25% below market median. Over the two-year period 2005-2006, the Compensation Committee increased the bonus percentage, that is, the specified percentage of base salary payable as a bonus at 100% attainment of target, of each named executive officer to bring target total cash compensation closer to the median values for similar positions in the comparison group of companies, resulting in the Chief Executive Officer’s target total cash compensation being 14% below market median and, for the other named executive officers, ranging from 1%-5% below market median.

In the first quarter of each calendar year, the Compensation Committee of the Board of Directors establishes the threshold, target and maximum OROOA (or other performance measure) for the Company’s divisions and consolidated Company and sets the calculation methodology for that year.

For 2006, the Compensation Committee set the following bonus percentages, threshold, target and maximums for the named executive officers:

Name	Business Unit(s)	Target Bonus as a Percentage of Base Salary	2006 OROOA Threshold (30% Attainment)	2006 OROOA Target (100% Attainment)	2006 OROOA Maximum (200% Attainment)
Neil S. Novich Chairman, Director, President and Chief Executive Officer	consolidated Company	100%	5.9%	8.9%	12.6%

Jay. M. Gratz Executive Vice President and Chief Financial Officer;	80% - consolidated Company	75%	5.9%	8.9%	12.6%
and President—Ryerson Coil Processing Division	20%- Ryerson Coil Processing division and International division blended		5.9%	8.9%	12.6%

Gary J. Niederpruem Executive Vice President	20% - consolidated Company	75%	5.9%	8.9%	12.6%
	80% - General Line Division			9.0%	12.7%

Stephen E. Makarewicz President- Ryerson South Division	Ryerson South Division	55%	6.9%	10.4%	14.7%

James M. Delaney President- Global Accounts	20% - consolidated Company 80% - Global Accounts	55%	5.9%(1)	8.9%(1)	12.6%(1)

(1)	Global Accounts is a sales division serving large original equipment manufacturers with multiple national and international locations. Its performance measures relate 20% to consolidated Company OROOA and 80% to revenue growth and profit growth, measured by matrices of operating profit, gross profit or price margin, each of these measures weighted depending on the type of customer, products purchased and, in some instances, geographical location of the customer. For purposes of setting targets, this business unit has segregated its customers into three groups. For the first group, which represented 4% of cash bonus opportunity, target was set at achieving the 2006 profit plan for the customers and measured by operating profit dollars, with threshold set at achieving 65% of the 2006 operating profit plan and maximum at achieving 143% of the 2006 operating profit plan. For the second group of customers, which represented 4% of cash bonus opportunity, target was set at achieving the 2006 profit plan for those customers measured by gross profit dollars, with threshold set at achieving 85% of the 2006 gross profit plan and maximum target at achieving 140% of the 2006 gross profit plan. For the third set of customers, representing 72% of cash bonus opportunity, target was set at achieving a 6% growth in price margin dollars and $5/ton increase in price margin per item over 2005 actual price margin dollars achieved for those customers, with threshold set at approximately 96% of target and maximum set at approximately 112% of target.

The estimated threshold, target and maximum payouts are reported in the “2006 Grants of Plan-Based Awards” table below under the column heading “Estimated Possible Payouts under Non-Equity Incentive Plan Awards.”

In 2006, the consolidated Company and the business units referenced above each attained approximately 90% of the established OROOA targets, except for Mr. Makarewicz’s business unit, which achieved 131% of target, and Global Accounts, which achieved 200%, 113% and 200% of its respective business targets for the first, second and third groups of customers discussed in the footnote to the above table. The resulting actual cash bonuses paid for 2006 to the named executive officers are shown in the 2006 Summary Compensation Table below in the column “Non-Equity Incentive Plan Compensation.”

Long-Term Incentive Compensation

The Company uses its incentive stock plan as the basis for its long-term incentive program. Starting in 2004, the Company granted four-year performance stock unit awards to executive officers, including the named executive officers, under the Company’s incentive stock plan. These awards are earned and payable to the extent the Company meets or exceeds specified four-year financial performance targets, although earlier payment may be made in the event of a change in control of the Company. The number of performance shares actually earned is directly dependent on the profitability of the Company over the four-year performance period, so if profitability is low, the number of shares earned decreases. The performance awards also increase or decrease in value in tandem with the market price of the Company common stock, subject to an economic value decrement as described below.

These long-term incentive stock awards reward executives if and to the extent the Company achieves strong financial performance over four-year business cycles. Because many programs to improve Company profitability require more than one year to implement and the Company is in a cyclical industry, long-term stock incentives are an important factor in focusing executives on setting and attaining strategic business goals. The long-term objectives of the four-year performance stock unit awards program balance the short-term goals of the cash bonus program, which focuses on more immediate business objectives.

The Company uses average adjusted return on net assets, or “RONA,” for the four-year award period as the performance measure for these awards. For this purpose, return generally means adjusted net earnings, excluding interest and other expenses net of tax, and net assets means total assets less current liabilities exclusive of the current portion of long-term debt, the current portion of defined employee benefits and the accrued interest on debt. The Compensation Committee selected RONA because it is a metric that assesses corporate performance and profitability. In the first quarter of each year, the Committee develops the threshold, target and maximum RONA targets based on its review of the Hewitt comparison group of 600 cyclical companies’ median RONA performance over a business cycle and the outlook for general business conditions, with adjustments to the Company’s RONA targets for known non-recurring costs, such as those for the Company’s ongoing installation of the SAP information technology platform and the Integris Metals acquisition. A discussion of the calculation methodology used to establish adjusted return appears below under the caption “Certain Policies regarding Incentive Pay — Calculation Methodology.”

To set the award size, the Compensation Committee considers the median value at target of long-term incentives in the comparison group of companies, discussed above under “Compensation Overview and Objectives” as a significant indicator of market-competitive long-term incentive compensation opportunity, and uses that target dollar value, plus the trailing 12-month average daily stock price of Company shares (excluding the highest and lowest daily price). In the January 2005 compensation review, the long-term incentive opportunity for the named executive officers was approximately 50% below market median in the comparison group of companies. The Committee implemented a plan to move the awards, if earned at target level, toward but still below median long-term target opportunity in the comparison group over the 2005 and 2006 award cycles.

The cost of the performance stock unit award program from an accounting standpoint correlates both to estimated achievement of the performance measures and the Company’s stock price, as the Company’s compensation expense under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) initially is equal to the target number of stock units underlying each award at grant date fair market value (based on the closing price for the Company’s common stock reported on the NYSE) and is adjusted quarterly to reflect both fluctuations in the per-share value of the Company’s common stock and changes in estimates of RONA achieved to the measurement date.

The Company commenced its program of granting four-year performance stock unit awards to executive officers in 2004; to date, all outstanding awards are still within the four-year performance period and as a consequence no awards have been earned or paid.

The chart below summarizes RONA thresholds, targets and maximums for the 2006-2009 awards made in January 2006 and for the 2007-2010 grants made in January 2007.

Award	Threshold RONA; Pay 30% of Stock Units Initially Awarded	Target RONA; Pay 100% of Stock Units Initially Awarded	Maximum RONA; Pay up to 200% of Stock Units Initially Awarded (subject to economic value decrement*)
2006-2009 awards	3.6%	5.6%	7.6%
2007-2010 awards	4.1%	6.2%	8.2%

*	If the Company exceeds target RONA for the 2006-2009 four-year performance period, and the value of these awards at the end of the period exceeds a value cap set at: for Mr. Novich, $5,205,000; for Mr. Gratz and Mr. Niederpruem, $1,873,800; for Mr. Makarewicz, $624,600; and for Mr. Delaney, $555,200, an economic value decrement will reduce the number of shares payable under the award to the greater of (a) the number of shares equal to the value cap divided by the closing price of the Company’s common stock on the NYSE on December 31, 2009, or (b) the target number of stock units initially awarded.

The target number of shares awarded as 2006-09 performance stock unit awards to the named executive officers are reported under the column heading “Estimated Future Payouts Under Equity Incentive Plan Awards — Target” in the 2006 Grants Of Plan-Based Awards table below and are respectively, for Mr. Novich, 150,000 shares, Mr. Gratz and Mr. Niederpruem, 54,000 shares, Mr. Makarewicz, 18,000 shares, and Mr. Delaney, 16,000 shares. The referenced table also shows the number of shares estimated to be payable if the Company achieves threshold RONA and maximum RONA. No stock units are paid unless the Company achieves the threshold RONA. At threshold RONA, 30% of the stock units become payable. At target RONA, 100% of the stock units become payable. If RONA exceeds target, additional stock units are payable up to a maximum of two times the number of stock units underlying the initial award, subject to the economic value decrement described above.

In January 2007, the Compensation Committee made 2007-2010 performance stock unit awards to the named executive officers for the four-year performance period 2007-2010 totaling 202,000 shares at target levels, as follows: Mr. Novich, 102,000 shares; Mr. Gratz and Mr. Niederpruem, 37,000 shares each; Mr. Makarewicz, 15,000 shares; and Mr. Delaney, 11,000 shares. The economic value and value cap of the 2007-2010 awards are equivalent to those of the 2006-2009 awards, using the trailing 12-month stock price in valuing the Company’s shares; the higher average price in January 2007 reduced the number of shares awarded relative to the 2006-2009 period.

The performance stock unit awards, if earned, will be payable after the end of the relevant four-year performance period, that is, after December 31, 2009 for the 2006-09 awards and after December 31, 2010 for the 2007-20l0 awards.

To the extent earned, the 2006-09 awards will be payable up to 50% in shares and the remainder in cash. Executives who earn performance awards can choose between receiving payment in shares or cash for the 2006-09 awards. Executives can choose to defer the payment of earned awards until after termination of employment and elect whether deferred amounts are paid in shares or cash. During the deferral period, deferred payments of shares are denominated as common stock units and credited with dividend equivalents, which are converted into additional stock units. Deferred payments of cash are credited with interest at the Applicable Federal Rate under the Internal Revenue Code. At present, none of the outstanding four-year performance stock unit awards have become payable, as the performance period for the initial 2004-2007 performance unit awards ends on December 31, 2007. As a result, no awards have been paid or are payable and no stock units deferred.

Special Awards

The Compensation Committee from time to time has utilized restricted stock or cash awards to encourage retention of executives and to reward outstanding achievement by delivery of value. The Compensation Committee made a special award of 3,000 shares of restricted stock to Mr. Delaney in 2006 to recognize his outstanding work in integrating certain business functions in 2005. The shares vest after three years (subject to forfeiture if employment terminates prior to the end of the restriction period). Mr. Delaney has the right to vote the restricted shares and to receive dividends on these shares, at the same rate and same time as dividends are paid on the Company’s outstanding common stock, unless the shares are forfeited.

Certain Policies regarding Incentive Pay

Calculation Methodology

The performance measures used by the Company both in its short-term cash incentive Annual Incentive Plan, in which most non-sales salaried employees participate, and its long-term incentive stock-based program, for which key management is eligible, are quantitative measures verifiable and calculated from the Company’s financial statements prepared on the basis of GAAP.

The OROOA, revenue growth in conjunction with account profitability and RONA performance measures, used respectively for the short-term cash incentive Annual Incentive Plan and the long-term incentive stock-based plan, are calculated in part based on adjusted operating profit. Adjusted operating profit is calculated in the same manner for both programs and applies to all compensation payable under either incentive program.

The Compensation Committee also approves a calculation methodology each year when it reviews and approves the performance measures for awards under these programs. The Committee has authority, in setting that methodology, to include and exclude specific costs or gains, with the objective of assuring that management has the appropriate incentives to take difficult or costly management actions. For 2006, the gain on the sale of the Company’s U.S. oil and gas, tubular alloy and bar alloy business was excluded from the calculation.

Restatement

In 2006, the Company restated its 2004 and 2003 annual consolidated financial statements, the interim consolidated financial statements for each of the 2004 quarters and for each of the first three 2005 quarters, and also made audit adjustments to the fourth quarter of 2005 consolidated financial statements, as more fully described in its Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” The Compensation Committee reviewed and incorporated all adjustments identified at the time it calculated adjusted operating profit and OROOA in January 2006 in determining cash bonuses awarded for 2005 under the short-term incentive plan. The Committee determined that actual bonuses paid with respect to 2004 and 2003 were lower than the amounts calculated under the restated 2004 and 2003 financial statements and determined that no further action or payment was required.

Discretionary Authority

The Compensation Committee may in its discretion, for any reason, including individual performance factors, decrease awards from the award amounts calculated under the OROOA formula, the Global Accounts targets and the RONA formula, consistent with the Internal Revenue Code and regulations thereunder, as described below under the caption “Tax Considerations.” The Committee has not exercised this authority with respect to the executive officers for whom it makes compensation decisions. However, the Committee has exercised discretion in recent years in making restricted stock and cash awards not subject to performance criteria to individual executive officers to reward individual outstanding performance, as described under “Special Awards” above.

Dividend Policy for Long-Term Incentives

No dividend equivalents accrue or are paid on stock options, stock appreciation rights or performance stock unit awards. Holders of restricted stock awards have the right to vote the restricted shares and to receive dividends on the shares unless and until they are forfeited, unless the Compensation Committee provides otherwise at the time of the awards.

Timing of Equity Awards

The Compensation Committee traditionally grants long-term incentive equity awards at its January meeting. The Company does not have a policy regarding timing of option grants or long-term incentive awards vis-à-vis the release of material non-public information, and it has not timed option grants and equity awards for the purpose of affecting or maximizing the value of executive compensation.

Tax Considerations

Federal income tax law generally limits the amount the Company can deduct for compensation paid to the Chief Executive Officer and four most other highly paid executives to $1 million per year, but allows performance-based compensation that meets Internal Revenue Service requirements to be deducted regardless of this limit. One critical IRS requirement for deductibility is that the Compensation Committee cannot increase the size of any award or payout, though it may use negative discretion to decrease the size of an award or payout.

Generally, the Compensation Committee intends to structure executive compensation so that the Company can deduct compensation payments for income tax purposes. The Company’s annual cash bonus program and its long-term performance stock unit awards satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code.

From time to time, the Compensation Committee may approve non-deductible compensation payments to achieve specific corporate objectives, after considering the financial effects on the Company and what it believes to be the best interests of the Company and its stockholders. For example, in 2006 the Compensation Committee made a special award of restricted shares to Mr. Delaney, as described above under “Special Awards.” Restricted stock awards that have time-based vesting are not “performance-based compensation” under the IRS rules for purposes of the Section 162(m) deduction. The Company presently expects that it will be able to deduct this award from its federal income tax, when the award vests in 2009, as the Company does not anticipate that Mr. Delaney’s base salary plus the dollar value of the vested shares will exceed the $1,000,000 deductibility limit imposed by Section 162(m) at the time the award is payable.

Employment/Severance, Non-compete and Non-solicitation Agreements

The Company has instituted a practice of including confidentiality, non-compete and non-solicitation provisions in executive employment/severance agreements, including agreements with each of the named executive officers. The Compensation Committee reviews and approves in advance the provisions of (or amendments to) all employment/severance, noncompete or similar arrangements to be offered to all executive officers and named executive officers. In 2006, the Committee approved amendments of the existing agreements to conform the agreements to the requirements of Internal Revenue Code Section 409A, which imposes timing and other restrictions on payments made under deferred compensation plans and arrangements.

The agreements generally establish, at the time of hire, an executive’s title, base annual salary, cash bonus percentage and other compensation elements, and impose a post-termination confidentiality, non-compete and non-solicitation period on an executive who leaves for any reason. In circumstances where the executive is discharged for reasons other than cause or who resigns for “good reason” (which includes the failure to provide bonus opportunities or stock awards based on historical practice in the case of Mr. Novich), the agreements provide for salary, bonus and benefit continuation during the post-termination confidentiality, non-compete and non-solicitation period for 24 months (36 months in the case of Mr. Novich). The bonus for Mr. Novich would equal three payments of the average annual amount of the cash bonus awards paid to him in the three years before the year his employment terminates but excludes any years in which no bonus was paid. For other executives, the bonus would equal two payments of the average annual amount of the cash bonus award paid to the executive for the three years before the year in which the executive’s employment terminates, including any years in which no bonus was paid. Executives also would receive a lump sum cash payment equal to two years of additional accrued benefits (three years for Mr. Novich) calculated under the methodology in the Company’s pension and supplemental pension plan for those executives having certain age and service criteria at the date of termination of employment.

If an executive is discharged for cause (or resigns without “good reason”), the executive will not receive any payments or benefits from this agreement. If the executive becomes disabled, the executive will receive payment of base salary through the last day of the month in which the executive terminates employment under this agreement and may be eligible for benefits under other Company insurance programs available to all salaried employees. If the executive violates the agreement’s post-termination confidentiality, non-compete or non-solicitation provisions, any post-termination benefit and salary benefits cease to be paid (if any are being paid) and the executive is not entitled to any remaining payments or benefits during the remainder of the applicable 24-month (or 36-month) salary and benefit continuation period. The noncompete provisions prohibit the executive, directly and indirectly, from owning, operating, consulting for or providing services to a competitor of the Company, although the executive can own up to 1% of the outstanding stock of a public company. The nonsolicitation provisions prohibit the executive from soliciting business from or providing services similar to Company services to Company customers during the continuation period and from encouraging Company employees to terminate employment with the Company.

Mr. Novich’s agreement vests all existing unvested options, if any, as of his termination date and provides him with 36 months rather than 30 days (but not beyond the options’ original termination date) from his termination date to exercise the options. All of Mr. Novich options are currently already vested. He also would receive credit for three additional years of age and service for purposes of determining eligibility for retiree health and life insurance benefits and would receive certain indemnification, financial services counseling, and executive outplacement and office services following his termination.

The estimated value of these agreements to the named executive officers is presented under the caption “EXECUTIVE COMPENSATION – Change in Control, Employment/Severance Agreements and Other Benefits—Estimated Value of Employment/Severance Agreement Benefits” below.

Change in Control Agreements

The Compensation Committee approves the provisions of all change in control agreements to be made with any employee, including all executive officers. In 2006, the Committee approved amendments to all outstanding change in control agreements to conform the agreements’ provisions to Internal Revenue Code Section 409A, which as noted above, imposes timing and other restrictions on payments made under deferred compensation arrangements. The provisions of these agreements, and estimates of the value of the benefits potentially payable under these agreements, are set out below under the caption “EXECUTIVE COMPENSATION – Change in Control, Employment/Severance Agreements and Other Benefits — Estimated Value of Change in Control Benefits” below.

Retirement Benefits

Pension plans

Effective December 31, 1997, the Company froze the pension plan and supplemental pension plan in which Ryerson Inc. and Joseph T. Ryerson & Son, Inc. salaried employees (including the named executive officers) participated. A description of the frozen plans and the present value of accumulated benefits are presented under the caption “EXECUTIVE COMPENSATION – Pension Benefits” below.

Retirement savings plans

The Company maintains a tax-qualified 401(k)/profit-sharing plan, the Ryerson Savings Plan, under which participants are eligible to receive three forms of Company-paid contributions: Company-paid matching contributions, Company-paid annual contributions and Company-paid annual profit-sharing contributions. The Company matches employee contributions up to 4% of their base salary. The Company also makes an annual contribution equal to 2% of base salary and bonus. In addition, the Company may make an annual profit-sharing contribution from 0% up to 10% of base salary and bonus in the event the Company achieves threshold or greater than threshold financial performance for the year. In January of each year, the Compensation Committee approves the threshold, target and maximum adjusted OROOA performance targets and related percentage of pay contribution to be made if the targets are achieved. For 2006, adjusted OROOA would have had to exceed 8.0% in order for any of this additional profit-sharing contribution to be payable; the Company did not achieve that target, so the Company did not pay any profit-sharing contribution for 2006. The named executive officers participate in this plan on the same terms as other eligible employees (except that the named executive officers have more limited access to loans under the plan than other participants). Contributions made for 2006 by the named executive officers and by the Company to this plan are included in the 2006 Summary Compensation Table respectively under the column headings “Salary” and “All Other Compensation.”

The Company also has a Supplemental Savings Plan, which is an unfunded, nonqualified plan that allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Service to the Ryerson Savings

Plan to make additional contributions in excess of the IRS limits via salary deferral to the Supplemental Savings Plan and to receive the same level of Company contributions and allocations for those additional contributions as they would have received in the Ryerson Savings Plan if the IRS limits did not apply. Each of the named executive officers participates in this plan on the same terms as other eligible employees. Employees who are eligible to participate in the Supplemental Savings Plan must make an annual election as to the amount of salary they wish to defer to the Supplemental Savings Plan; the percentage of salary deferred to this plan can differ from the deferral percentage an employee elects under the tax-qualified Ryerson Savings Plan. The Supplemental Savings Plan allows deferred amounts to be credited with interest at the rate paid by the Ryerson Savings Plan’s most restrictive investment fund, the Managed Income Portfolio Fund II (or any successor fund), or to be accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on an equivalent number of shares of the Company’s common stock. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s stock at the time of payment. For those individuals choosing to invest in the Company’s phantom stock units in the Supplemental Savings Plan, the participants’ cash deferrals are treated as converted to phantom stock units four times each year, on February 1, May 1, August 1 and November 1, using a fair market value equal to the average of the high and low price reported for the Company’s common stock on those dates on the NYSE.

The 2006 Summary Compensation Table below includes (1) amounts deferred into the Supplemental Savings Plan by the named executive officers in the “Salary” column, (2) the SFAS 123R compensation cost of the phantom units credited to each officer’s account in the “Stock Awards” column, and (3) amounts contributed by the Company as matching contributions in the “All Other Compensation” column. Additional information on the operation of the Supplemental Savings Plan, including contributions made by the named executive officers and by the Company, and interest or other earnings, are included in connection with the 2006 Grants of Plan-Based Awards Table and the 2006 Nonqualified Deferred Compensation table below.

Perquisites and Other Benefits

The value of the perquisites discussed below is reported for the named executive officers in the 2006 Summary Compensation Table under the column heading “All Other Compensation.”

Automobiles and Club Memberships

The Company provides each of the named executive officers with a company-leased automobile. Business use of the leased automobile is a business expense and not a perquisite. Any personal use of the leased automobiles constitutes a perquisite and results in the officer having supplemental taxable income equal to the percentage of the annual lease payments that is proportionate to the ratio of miles driven for personal use to total miles driven. This is the value included for this perquisite in the 2006 Summary Compensation Table.

The Company also pays dues and business-related expenses for the following executive officer club memberships: Mr. Novich and Mr. Gratz each have a dining club membership, Mr. Makarewicz and Mr. Delaney each has a golf club membership, and Mr. Niederpruem has both a dining club and a golf club membership. Business use of the club memberships is a business expense, and not a perquisite. While any personal use of the club memberships constitutes a perquisite if not reimbursed, the named executive officers have each reimbursed the Company for the incremental cost of their personal use of their respective clubs. A portion of the club dues paid by the Company (proportionate to the ratio of personal use to total use) is imputed to each named executive officer as taxable income and is reported as a perquisite in the column “All Other Compensation” in the 2006 Summary Compensation Table below.

Financial Planning

The Company pays fees for financial planning and tax preparation services for those of the executive officers who avail themselves of the services; these services constitute a perquisite. Each of the named executive officers has supplemental taxable income equal to 50% of the amount of the fees paid by the Company; the perquisite is valued at the full amount of the fee paid by the Company and is included in the “All Other Compensation” column of the 2006 Summary Compensation Table below.

Life Insurance

The Company provides basic group-term life insurance benefits to the majority of its employees equal to 2.5 times annual base salary. All Company employees, including the named executive officers, have supplemental taxable income in the amount of the life insurance premium attributable to the life insurance coverage that exceeds $50,000. For income tax purposes, the first $50,000 of employer-provided group life insurance is not taxable. The amount of supplemental taxable income for the coverage exceeding $50,000 is determined based on Internal Revenue Service tables that set, by age groups, a monthly premium cost per $1,000 of the coverage that exceeds $50,000. Because the coverage is available to all salaried employees on a basis that does not discriminate in favor of executive officers, the value of the coverage is not included in the 2006 Summary Compensation Table below.

Company employees who are eligible for the basic group-life term insurance benefits under the Company’s policy are able to purchase additional optional group-life term insurance (including optional accidental death and dismemberment insurance) under that policy as well. Because employees pay the premiums related to such additional coverage, the benefit does not constitute a perquisite.

Other Benefits

Health and welfare and other benefits provided to the Company’s executives include medical/dental/vision benefits and short- and long-term disability insurance, and are provided under plans in which all salaried Company employees also participate. None of these benefits is a perquisite.

The Company provides relocation services under a plan available for key managers. None of the named executive officers utilized relocation services in 2006.

The Company maintains directors’ and officers’ insurance coverage for its executive officers, including the named executive officers, and has entered into an indemnification agreement with each of its executive officers (including the named executive officers) to preserve the maximum indemnification protections provided by state corporation law and its By-Laws and to provide assurance to executive officers regarding future rights to indemnification.

The Company pays premiums on a business accident insurance policy insuring Mr. Novich, Mr. Gratz and Mr. Niederpruem, as well as the Company’s directors, for up to $500,000. Each officer has imputed income equal to his proportionate share of the policy’s annual premium; this imputed income is used to value this coverage as a perquisite in the “All Other Compensation” column in the 2006 Summary Compensation Table.

Stock Ownership Guidelines

The Board of Directors encourages executive ownership of Company stock through incentive stock plan awards. The Compensation Committee of the Board has established target stock ownership levels for named executive officers and other senior executives of the Company. The stock ownership guidelines require these executives to own shares valued at a specified multiple of annual base salary, as follows:

•	chief executive officer, 300%;

•	executive vice presidents and chief financial officer, 150%;

•	business unit presidents (which include Mr. Makarewicz and Mr. Delaney), 100%;

•	vice presidents for human resources, information technology and legal, 75%; and

•	other corporate staff vice presidents, 50%.

Shares that count toward the guidelines include:

•

shares owned directly by the officer, including shares held by family members residing in the same house or held in a trust for the benefit of a family member (whether or not residing in the same house), provided the shares also count for purposes of Section 16(a) stock ownership reports filed with the SEC;

•	restricted stock held by the officer;

•	phantom stock units credited to an officer’s account in the Ryerson Supplemental Savings Plan; and

•	performance stock units earned and deferred by the executive officer.

Options and performance stock units (in the case of performance stock units, to the extent not yet earned and payable, which includes all outstanding performance stock units) do not count towards meeting the ownership guidelines.

Until the applicable ownership levels are achieved, these executives must retain a specified percentage of earned performance shares and restricted shares netted after applicable required tax withholding, and of options equal to the difference between the stock option exercise price and the stock price at time of exercise, less applicable withholding taxes, as follows:

Current Ryerson Stock Ownership as a Percent of the Target Ryerson Stock Ownership Guidelines	Required Retention Ratio
0%–33%	75%
34%–66%	50%
67%–100%	25%

In late 2005, after discussion with the Compensation Committee and members of the Board of Directors, a number of senior executives established program trading plans under SEC Rule 10b5-1, to allow orderly exercise of stock options and open-market transactions to assist in achieving the required levels of stock ownership. As of the date of this Amendment No. 1, all named executive officers have met or exceeded the stock ownership guideline.

Under the Company’s insider trading policy, all directors and executive officers must pre-clear all transactions involving Company stock through the Company’s Law Department, to assure compliance with all applicable statutory and regulatory provisions. The pre-clearance procedure is intended to prohibit the occurrence of hedging transactions and to prevent any activities involving a pledge of Company common stock that would potentially result in a transfer of ownership from the individual director or executive officer to any other person or entity, which generally are not allowed, depending on all facts and circumstances.

THE COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Ryerson Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Jerry K. Pearlman, Chairman
James A. Henderson
Russell M. Flaum
Martha Miller de Lombera

EXECUTIVE COMPENSATION

The following table shows compensation of the Company’s principal executive officer, principal financial officer and the other three most highly paid executives. The table includes compensation paid by the Company and its subsidiaries.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation(6)	Total
Neil S. Novich Chairman, Director, President and Chief Executive Officer	2006	$816,971	$1,195,299	$72,859	$730,620	$1,265	$92,402	$2,909,416
Jay M. Gratz Executive Vice President and Chief Financial Officer; and President—Ryerson Coil Processing	2006	$505,917	$498,563	$11,758	$337,365	$6,508	$59,356	$1,419,467
Gary J. Niederpruem Executive Vice President	2006	$505,917	$427,074	$11,758	$340,119	$13,033	$60,191	$1,358,092
Stephen E. Makarewicz President—Ryerson South	2006	$293,043	$124,892	$3,972	$212,658	$16,293	$39,261	$690,119
James M. Delaney President—Global Accounts	2006	$270,563	$140,801	$3,972	$260,630	$0	$39,537	$715,503

1)	(a) Excludes imputed income attributable to perquisites; the value of perquisites is shown in the column captioned “All Other
Compensation” and is valued as described in footnote (6) of this table and above in “COMPENSATION DISCUSSION AND ANALYSIS — Perquisites and Other Benefits.”
(b)	Includes amounts deferred by the employee to the Company’s Savings Plan (which is a 401(k)/profit-sharing plan available to the majority of the Company’s employees) and to the Supplemental Savings Plan, which is an unfunded nonqualified supplemental savings plan that allows employees who make the maximum 40l(k) contributions allowed by the Internal Revenue Service to the Savings Plan to make additional contributions of base salary exceeding the Internal Revenue Service limits to the Supplemental Savings Plan.
2)	Shows the compensation cost recognized during 2006 pursuant to SFAS 123R for financial statement reporting purposes with respect to:
(a)	restricted stock awards made to Mr. Novich, Mr. Gratz and Mr. Niederpruem in January 2005 that will vest 100% three years from the date of grant,

(b) a restricted stock award made to Mr. Delaney in January 2006 that will vest 100% three years from the date of grant,
(c) four-year performance stock unit awards granted in each of 2004, 2005 and 2006, and
(d) gains, losses and dividend equivalents credited to each officer’s phantom stock unit account in the Company’s Supplemental Savings Plan.
The compensation cost does not include:
(y) the acquisition price of the phantom stock units acquired by these officers, as each officer acquires phantom units through salary deferral and the amounts deferred are included in the “Salary” column of this table, and
(z) any estimate of forfeitures related to service-based vesting conditions and assumes that the named executive officer will perform the requisite service to vest the award. No forfeitures occurred during 2006.

Assumptions made in the valuation are presented in the 2006 Form 10-K in Note 6 of the Notes to the Consolidated Financial Statements. Additional information regarding the restricted stock awards and the performance stock unit awards is presented above in the “COMPENSATION DISCUSSION AND ANALYSIS – Long-Term Incentive Compensation” and in the 2006 Grants of Plan-Based Awards table and the Outstanding Equity Awards at Fiscal Year-End 2006 table below.

Additional information on the phantom stock units is presented below in the 2006 Grants of Plan-Based Awards table and under the caption “2006 Nonqualified Deferred Compensation.”
3)	Shows the compensation cost recognized during 2006 pursuant to SFAS 123R for financial statement reporting purposes with respect to:
(a) stock option awards to each named executive officer made in January 2003, one third of which vested in January 2006,
(b) stock appreciation rights granted to Mr. Novich in January 1998 that will expire in January 2008.
Assumptions made in the valuation are presented in the 2006 Form 10-K in Note 6 of the Notes to the Consolidated Financial Statements.
4)	Non-equity incentive compensation consists of the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans.
The Company’s only non-equity incentive plan applicable to executive officers is its Annual Incentive Plan, under which executives may receive cash compensation to the extent that specified performance criteria are attained during the relevant fiscal year. Payment of the awards cannot be deferred; the Company does not pay or accrue earnings on outstanding awards under this plan. Additional information about these cash bonuses is presented above in “COMPENSATION DISCUSSION AND ANALYSIS – Short-Term Incentive Compensation – Cash Bonuses” and below in the 2006 Grants Of Plan-Based Awards table.
5)	Shows the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Company’s pension plan and supplemental pension plan, from September 30, 2005 (the pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for 2005) to September 30, 2006 (the pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for 2006.) The Company does not pay above-market or preferential earnings on compensation deferred under its nonqualified defined contribution plan, the Supplemental Savings Plan, so earnings on that deferred compensation are not included in this column but are included in the “Stock Awards” column and are discussed below under the heading “2006 Nonqualified Deferred Compensation.”
6)	All other compensation includes:

(a)	for all named executive officers, Company contributions for 2006 to the named executive officers’ accounts in the Company Savings Plan, a 401(k)/profit-sharing plan, in the amounts of: Mr. Novich, $13,202; Mr. Gratz, $13,196; Mr. Niederpruem, $13,196; Mr. Makarewicz, $13,208; and Mr. Delaney, $13,195; and Company contributions exceeding $10,000 for 2006 to the named executives’ accounts in the Supplemental Savings Plan, an unfunded, nonqualified supplemental plan, in the amounts of: Mr. Novich, $58,473; Mr. Gratz, $28,284; Mr. Niederpruem, $27,296; and Mr. Makarewicz, $10,083;
(b)	for each of Mr. Novich, Mr. Gratz and Mr. Niederpruem, their proportional share of the Company-paid premium for business and travel insurance covering the Company’s directors and these executives, in the amount of $200 each, and
(c)

the value of perquisites and other personal benefits. The perquisites and personal benefits for each of the named executives exceeds $10,000 in value but is less than $25,000 and, for each, includes (x) any personal use of a company-leased automobile, valued at an amount equal to the percentage of the annual lease payments made by the Company that is proportionate to the ratio of miles driven for personal use to total miles driven, (y) financial counseling fees valued at the amount of the fees paid by the Company, and (z) the value of annual club membership dues and general membership expenses paid by the Company for the named executive officer, except Mr. Novich, proportionate to the officer’s ratio of personal use of the club to the officer’s total use of the club. Each individual who made personal use of a club membership paid the costs and expenses (exclusive of dues and general membership expenses) associated with his personal use of club facilities.

2006 GRANTS OF PLAN-BASED AWARDS

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Grant Date Fair Value of Stock Awards(3)(4) ($)
Name	Plan*	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Neil S. Novich	AIP	1-25-06	$247,500	$825,000	$1,650,000
	2002 ISP	1-25-06				45,000	150,000	300,000		$4,402,500
	SSP	2-1-06							529.16	$16,325
	SSP	5-1-06							2,037.60	$60,007
Jay M. Gratz	AIP	1-24-06	$153,000	$510,000	$1,020,000
	2002 ISP	1-24-06				16,200	54,000	108,000		$1,606,500
									0
Gary J. Niederpruem	AIP	1-24-06	$153,000	$510,000	$1,020,000
	2002 ISP	1-24-06				16,200	54,000	108,000		$1,606,500
	SSP	2-1-06							335.14	$10,339
Stephen E. Makarewicz	AIP	1-24-06	$88,500	$295,000	$590,000
	2002 ISP	1-24-06				5,400	18,000	36,000		$535,000
	SSP	2-1-06							308.57	$9,519
	SSP	5-1-06							374.36	$11,025
	SSP	8-1-06							2.73	$73
	SSP	11-1-06							0.02	0
James M. Delaney	AIP	1-24-06	$81,600	$272,000	$544,000
	2002 ISP	1-24-06				4,800	16,000	32,000		$476,000
	2002 ISP	1-24-06							3,000	$89,250

*	AIP = Ryerson Annual Incentive Plan; 2002 ISP = Ryerson 2002 Incentive Stock Plan; SSP = Ryerson Supplemental Savings Plan.
(1)	Shows estimated possible future payouts of these awards when made under the Company’s Annual Incentive Plan. The amounts actually paid out after year-end 2006 for these short-term awards is shown in the 2006 Summary Compensation Table above under the column heading “Non-Equity Incentive Plan Compensation.” There will be no further or future payouts under these awards. If the threshold had not been achieved, no money would have been paid under these awards. The performance targets are discussed in “COMPENSATION DISCUSSION AND ANALYSIS – Short-Term Incentive Compensation – Cash Bonuses” above.
(2)	Shows the estimated payouts (denominated in shares of the Company’s common stock) under the four-year 2006-09 performance stock unit awards granted in January 2006 pursuant to the Company’s 2002 Incentive Stock Plan. The 2006 awards are payable after December 31, 2009 only if the specified targets for adjusted return on net assets (RONA) over a four-year performance period are achieved at threshold, target or maximum targets. Earned awards can be paid, at the plan participant’s election, up to half in shares of Company common stock with the remainder in cash, or the participant can elect to defer payment until termination of employment.

No awards have been earned, paid or deferred. Deferred stock units would be credited with earnings equal to the dividends paid to the holders of the Company’s common stock proportionate to the number of original shares earned, which earnings are converted to additional stock units. Deferred cash accounts would be credited with interest at the Applicable Federal Rate under the Internal Revenue Code. The performance targets for these awards are discussed in “COMPENSATION DISCUSSION AND ANALYSIS – Long-Term Incentive Compensation” above.

If the Company exceeds target RONA for the four-year period, and the value of these awards exceeds a value cap set at: for Mr. Novich, $5,205,000; for Mr. Gratz and Mr. Niederpruem, $1,873,800; for Mr. Makarewicz, $624,600; and for Mr. Delaney,

$555,200, an economic value decrement will reduce the number of shares payable under the award to the greater of (a) the number of shares equal to the value cap divided by the closing price of the Company’s common stock on the NYSE on December 31, 2009, or (b) the target number of stock initially awarded.

(3)	Shows:
(a)	for Mr. Delaney, a grant of restricted shares that vest 100% after 3 years from the January 24, 2006 date of grant (Mr. Delaney has the right to vote the restricted shares and to receive dividends on his restricted shares, at the same rate and same time as dividends are paid on the Company’s outstanding common stock, until the shares are forfeited); and
(b)	phantom stock units acquired in 2006 by named executive officers through salary deferrals into the Ryerson Supplemental Savings Plan. Participants’ cash deferrals credited to the Supplemental Savings Plan are treated as converted to phantom stock units four times each year, on February 1, May 1, August 1 and November 1, using a fair market value equal to the average of the high and low prices reported for the Company’s common stock on those dates (for 2006, $30.72, $29.56, $26.45 and $24.43 respectively) on the NYSE. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s common stock at the time of payment. The phantom stock units are adjusted to reflect gains, losses and dividend equivalents on each date that the Company pays a cash dividend on its common stock; the SFAS 123R compensation cost of those dividend equivalents and adjustments are included in the 2006 Summary Compensation Table above in the column “Stock Awards.”
(4)	Includes:
(a)	the aggregate grant date fair value of performance stock unit awards to all executives named in this table (assuming a target level of performance),
(b)	the aggregate grant date fair value of phantom stock units acquired by the executive in the Supplemental Savings Plan, and
(c)	the aggregate grant date fair value of a restricted stock grant made to Mr. Delaney, all computed in accordance with SFAS 123R.

Each officer who acquired phantom stock units during 2006 was credited for salary deferrals to the Supplemental Savings Plan, which deferrals were treated as converted to phantom stock units four times each year, using a fair market value equal to the average of the high and low prices reported for the Company’s common stock. (See footnote (3) above) As a result, the consideration paid by each executive for the phantom stock units varies from the grant date fair value of the units. The consideration paid for each of the February 1, May 1, August 1 and November 1 acquisitions was respectively: Mr. Novich, $16,256 and $60,221; Mr. Niederpruem, $10,296; and Mr. Makarewicz, $9,479, $11,064, $72.28 and $0.49.

Assumptions made in the valuations are set forth in the 2006 Form 10-K in Note 6 of the Notes to the Consolidated Financial Statements. Additional information regarding these grants is provided in “COMPENSATION DISCUSSION AND ANALYSIS – Long-Term Incentive Compensation” above and in “2006 Nonqualified Deferred Compensation” below.

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (# in shares) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (# in shares)(2)	Market Value of Shares or Units of Stock that Have Not Vested($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Neil S. Novich	36,600	$21.9262	1-27-08	15,000	$376,350	120,000	(3)	$1,505,400	(3)
	54,900	$21.9262	1-27-08			296,000	(4)	$4,200,240	(4)
	113,281	$16.0313	3-08-09			300,000	(5)	$5,205,000	(5)
	115,000	$19.5625	1-12-10
	260,000	$8.8750	1-23-11
	4,152	$6.6300	1-21-13
				Total for Mr. Novich:		716,000		$10,907,640

Jay M. Gratz	50,000	$18.1563	9-02-08	16,700	$419,003	42,000	(3)	$526,890	(3)
	43,500	$16.0313	3-08-09			106,000	(4)	$1,504,140	(4)
	44,000	$19.5625	1-12-10			108,000	(5)	$1,873,800	(5)
	88,998	$8.8750	1-23-11
				Total for Mr. Gratz:		256,000		$3,904,830

Gary J. Niederpruem	18,300	$21.9262	1-27-08	5,000	$125,450	42,000	(3)	$526,890	(3)
	43,500	$16.0313	3-08-09			106,000	(4)	$1,504,140	(4)
	44,000	$19.5625	1-12-10			108,000	(5)	$1,873,800	(5)
	100,000	$8.8750	1-23-11
	5,265	$6.6300	1-21-13
				Total for Mr. Niederpruem:		256,000		$3,904,830

Stephen E. Makarewicz	16,470	$21.9262	1-27-08	0	0	11,000	(3)	$137,995	(3)
	15,000	$16.0313	3-08-09			34,000	(4)	$482,460	(4)
	15,000	$19.5625	1-12-10			36,000	(5)	$624,600	(5)
	34,000	$8.8750	1-23-11
	19,000	$6.6300	1-21-13
				Total for Mr. Makarewicz:		81,000		$1,244,155

James M. Delaney	17,500	$16.0313	3-08-09	3,000	$75,270	11,000	(3)	$137,995	(3)
	17,500	$19.5625	1-12-10			30,000	(4)	$425,700	(4)
	29,693	$8.8750	1-23-11			32,000	(5)	$555,200	(5)
				Total for Mr. Delaney:		73,000		$1,118,895

(1)	All option awards held by the named executive officers have vested. The Company ceased granting options in 2003 and, commencing in 2004, implemented a program of making performance stock unit awards. Mr. Novich’s option grant for 54,900 shares has a tandem SAR attached and is reported as a single award because the option exercise price and SAR price are identical and both have the same expiration date.
(2)	Restricted shares that vest 100% after three years from the date of grant. The vesting date for the restricted shares held by Mr. Novich, Mr. Gratz and Mr. Niederpruem is January 24, 2008; the vesting date for the restricted shares held by Mr. Delaney is January 23, 2009. The dollar value of these awards is calculated using the closing market price of $25.09 per share of the Company’s unrestricted common stock on December 29, 2006, as reported on the NYSE.

(3)	Because 2006 RONA exceeded both the threshold and target performance measures established for these awards, amounts reported for performance stock unit awards are computed at the maximum number of shares issuable for the performance period from January 1, 2004 to December 31, 2007 (as adjusted to reflect the value decrement described below) and which, if earned, will pay out after December 31, 2007 to the extent earned. The dollar value of these awards is calculated based on (a) the closing market price of $25.09 per share of the Company’s unrestricted common stock on December 29, 2006, as reported on the NYSE, (b) achievement of maximum performance and (c) application of an economic decrement formula contained in the awards (but substituting December 29, 2006 for the measurement date in the award formula) that requires, when the Company exceeds target RONA for the four-year performance period, and the value of these awards exceeds a value cap set at: for Mr. Novich, $1,040,760; for Mr. Gratz and Mr. Niederpruem, $364,266; and for Mr. Makarewicz and Mr. Delaney, $95,403, a reduction of the number of shares payable under the award to the greater of (y) the number of shares equal to the value cap divided by the closing price per share of the Company’s common stock on the NYSE on December 31, 2007, or (z) the target number of shares initially awarded. If this value decrement were applied to the number of units that would become payable (substituting December 29, 2006 for the measurement date in the award formula), the number of units that would become payable would be as follows: Mr. Novich, 60,000; Mr. Gratz, 21,000; Mr. Niederpruem, 21,000; Mr. Makarewicz, 5,500; and Mr. Delaney, 5,500.
(4)	Because 2006 RONA exceeded both the threshold and target performance measures established for these awards, amounts reported for performance stock unit awards are computed at the maximum number of shares issuable for the performance period from January 1, 2005 to December 31, 2008 (as adjusted to reflect the value decrement described below) and which, if earned, will pay out after December 31, 2008 to the extent earned. The dollar value of these awards is calculated based on (a) the closing market price of $25.09 per share of the Company’s unrestricted common stock on December 29, 2006, as reported on the NYSE, (b) achievement of maximum performance because 2006 RONA exceeded both the threshold and target performance measures established for these awards, and (c) application of an economic decrement formula contained in the awards (but substituting December 29, 2006 for the measurement date in the award formula) that requires, when the Company exceeds target RONA for the four-year performance period, and the value of these awards exceeds a value cap set at: for Mr. Novich, $4,200,000; for Mr. Gratz and Mr. Niederpruem, $1,504,140; for Mr. Makarewicz, $482,460; and Mr. Delaney, $425,700, a reduction of the number of shares payable under the award to the greater of (y) the number of shares equal to the value cap divided by the closing price of the Company’s common stock on the NYSE on December 31, 2008, or (z) the target number of shares initially awarded. If this value decrement were applied to the number of units that would become payable (substituting December 29, 2006 for the measurement date in the award formula), the number of units that would become payable would be as follows: Mr. Novich, 167,406; Mr. Gratz, 59,949; Mr. Niederpruem, 59,949; Mr. Makarewicz, 19,229; and Mr. Delaney, 16,966.
(5)	Because 2006 RONA exceeded both the threshold and target performance measures established for these awards, amounts reported for performance stock unit awards are computed at the maximum number of shares issuable for the performance period from January 1, 2006 to December 31, 2009 (as adjusted to reflect the value decrement described below) and which, if earned, will pay out after December 31, 2009 to the extent earned. The dollar value of these awards is calculated based on (a) the closing market price of $25.09 per share of the Company’s unrestricted common stock on December 29, 2006, as reported on the NYSE, (b) achievement of maximum performance because 2006 RONA exceeded both the threshold and target performance measures established for these awards, and (c) application of an economic decrement formula contained in the awards (but substituting December 29, 2006 for the measurement date in the award formula) that requires, when the Company exceeds target RONA for the four-year performance period, and the value of these awards exceeds a value cap set at: for Mr. Novich, $5,205,000; for Mr. Gratz and Mr. Niederpruem, $1,873,800; for Mr. Makarewicz, $624,600; and Mr. Delaney, $555,200, a reduction of the number of shares payable under the award to the greater of (y) the number of shares equal to the value cap divided by the closing price of the Company’s common stock on the NYSE on December 31, 2009, or (z) the target number of shares initially awarded. If this value decrement were applied to the number of units that would become payable (substituting December 29, 2006 for the measurement date in the award formula), the number of units that would become payable would be as follows: Mr. Novich, 207,453; Mr. Gratz, 74,683; Mr. Niederpruem, 74,683; Mr. Makarewicz, 24,894; and Mr. Delaney, 22,128.

2006 Option Exercises and Stock Vested

The following table presents option exercises during 2006 and the aggregate dollar amount realized by the named executive officers upon the exercise of the options. None of the named executive officers had any shares vest under any equity awards.

2006 Option Exercises

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Neil S. Novich	282,826	$4,477,351
Jay M. Gratz	114,002	$1,999,594
Gary J. Niederpruem	105,349	$1,688,398
Stephen E. Makarewicz	47,470	$561,294
James M. Delaney	38,037	$642,454

Pension Benefits

Pension benefits are paid under the Company’s pension plans. Certain pension benefits in excess of the limitations imposed by the Internal Revenue Code are paid by the Company under an unfunded, non-contributory supplemental pension plan. The Company froze both its pension plan and its supplemental pension plan for the named executive officers and the salaried employees employed by the Company and its subsidiary Joseph T. Ryerson and Son, Inc. effective December 31, 1997, except for salaried employees who met specific transition rules for age and service. The individuals in the transition group continued to accrue pension benefits until the earlier of their retirement or December 31, 2002 but did not receive a portion of Company-paid contributions to employee accounts in the Ryerson Savings Plan, which is a 401(k)/profit-sharing plan, and in the nonqualified supplemental savings plan. Salaried employees who were not participants as of December 31, 1997 are not eligible for pension benefits.

The Company froze pension benefits for certain salaried and non-bargaining hourly paid employees of its other subsidiaries on similar terms at various times between 2000 and 2006. None of the Company’s executive officers participated in the programs frozen between 2000 and 2006.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Neil S. Novich	Pension Plan	3.50	$53,407
	Supplemental Pension Plan	3.50	147,559
Jay M. Gratz	Pension Plan	27.33	465,928
	Supplemental Pension Plan	2.00	105,901
Gary J. Niederpruem	Pension Plan	29.58	520,188
	Supplemental Pension Plan	29.58	519,407
Stephen E. Makarewicz	Pension Plan	19.25	452,430
	Supplemental Pension Plan	19.25	233,353
James M. Delaney	Pension Plan	18.33	185,269
	Supplemental Pension Plan	18.33	0

(1)

Computed as of September 30, 2006, the same pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financial statements for the last completed fiscal year. Under the supplemental pension plan, Mr. Gratz, who met the pension plan freeze transition rules for age and service that allowed accrual of additional benefits through December 31, 2002, is credited with only two of the possible five years of additional service because for the other years, his benefits accrued under the supplemental pension plan of the Company’s predecessor, Inland Steel Industries, Inc. Those benefits were paid to him in connection with Inland Steel Industries’ 1998 sale of its subsidiary Inland Steel Company to Ispat International N.A.

(2)	The actuarial present value of the named executive officer’s accumulated benefit under the relevant plan, assuming retirement at age 65 with at least 5 years of credited service, computed as of September 30, 2006, the same pension plan measurement date used for financial planning statement reporting purposes with respect to the Company’s audited financial statements for the last completed fiscal year. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits under each of the pension plan and the supplemental pension plan are set forth in Note 9 of the Notes to the Consolidated Financial Statements presented in the Company’s 2006 Form 10-K. The measurement date used is September 30, 2006, which was the fiscal year-end for the pension plan. The discount rate used to value the present value of accumulated benefits is 5.95%.

Pension Plan

Eligibility: Prior to January 1, 1998, salaried employees of the Company and its subsidiary Joseph T. Ryerson who were at least 21 years of age and had at least one year of vesting service were eligible to participate in the salaried employee component of the Company’s pension plan. Because the plan was frozen on December 31, 1997, no additional salaried employees became eligible to participate in the Company’s pension plan after that date.

Eligibility for a retirement benefit is determined by the total years and months of vesting service. Vesting service is earned from date of hire until retirement or other termination of employment from the Company and its affiliates. Service with the Company’s predecessors Inland Steel Industries, Inc. and its subsidiary Inland Steel Company prior to January 1, 1998 count as vesting service. Vesting service is used only to determine eligibility and is not used to calculate the amount of benefits under the plan.

Benefit Service: Benefit service, which is used to calculate the amount of the retirement pension, is generally earned in the same way as vesting service, but does differ for those participants whose benefits were frozen at December 31, 1997, and those who were grandfathered. Grandfathered participants were those who were eligible to participate in the pension plan at December 31, 1997, and whose age and years of vesting service at that date equaled at least 65; they received additional benefit service until December 31, 2002. Mr. Novich’s benefit was frozen at December 31, 1997; he is a “frozen participant” for purposes of the discussion below and has accrued 3.5 years of benefit service. Mr. Delaney is also a frozen participant, with 18.33 years of credited benefit service. Mr. Gratz, Mr. Niederpruem and Mr. Makarewicz, whose age and service met the transition requirements, continued to accrue pension benefits until December 31, 2002 at which time they became frozen participants. They are credited with the following years of benefit service: Mr. Gratz, 27.33 years; Mr. Niederpruem, 29.58 years; and Mr. Makarewicz, 19.25 years.

The Company has provided for additional age and service credits for the pension and supplemental pension plans under employment/severance agreements and change in control agreements held by a limited group of senior executives. For the named executive officers, those additional credits are 36 months for Mr. Novich, Mr. Gratz and Mr. Niederpruem, and 24 months for the other named executive officers. Mr. Novich’s benefit from these credits is shown in the tables under the caption “Change in Control, Employment/Severance Agreements and Other Benefits” below; the additional age and service credits did not provide any benefits to the other named executive officers as of December 31, 2006.

Qualifying for a Plan Benefit: Retirement pensions are payable to eligible employees who meet certain requirements as of the date of separation from employment, as described below:

Age 65 or older with at least five years of vesting service,

Age 55 or older with at least 10 years of vesting service, and

Any age with at least 30 years of vesting service.

Retirement pensions also may be payable to eligible employees in event of permanent incapacity, position elimination, or permanent shutdown of a facility or department or division, provided that specified age, years of service and other requirements are met.

Eligible participants with five or more years of vesting service who leave the Company and do not qualify for any other type of retirement pension are eligible for a deferred vested retirement pension. Benefits may be reduced, depending on age and service at the date of termination of employment and the date when payments begin.

Amount of retirement benefit: In general, benefits for salaried employees are based on two factors: (1) years of benefit service prior to the freeze date of the pension benefit, and (2) average monthly earnings, based on the highest 36 months of earnings during the participant’s last ten years of service prior to the freeze date of the participant’s pension benefit. Earnings include base salary (including amounts deferred), cash bonuses, short-term disability payments under a Company-provided plan, and incentive payments, but excludes the value of performance and/or restricted stock awards, income from option exercises, imputed income, and moving allowances.

Reduction in benefits: Full pension benefits are paid to pension plan participants who (1) retire at age 65 with 5 years of vesting service, (2) have 30 years of vesting service, or (3) retire at age 62 with 15 years of vesting service. Benefits may be reduced depending on age and service when an individual retires and/or chooses to have benefit payments begin. Benefits are also reduced for participants who are married at the date of retirement and who provide for automatic spousal benefits to their surviving spouses, and for participants who choose to have a co-pensioner pension benefit paid after the participant’s death to a named beneficiary other than a spouse. At present, all of the named executive officers except Mr. Novich are eligible for full pension benefits under the percent formula and minimum formula (described below) at age 62; however, the 1.7% formula (described below), which provides a larger pension benefit to all participants, including the named executive officers, if they retire at or after age 65, would be reduced for early retirement at age 62.

Benefit formulas: There are four benefit formulas under which pension benefits under the qualified pension plan are paid that apply to named executive officers:

•

Percent formula – (a) 1.3% of average monthly earnings, multiplied by years and months of benefit service prior to January 1, 1994, plus (b) 1.155% of average monthly earnings, multiplied by years and months of benefit service that are both earned on or after January 1, 1994, but not in excess of 30 years, plus (c) 1.26% of average monthly earnings, multiplied by years and months of benefit service that are both earned on or after January 1, 1994 and in excess of 30 years.

•

Minimum formula – This formula applies only to benefit service completed on or before May 1, 1990 and equals (a) $18.50 multiplied by years and months of benefit service up to and including 15 years, plus (b) $20.00 multiplied by years and months of benefit service in excess of 15 years and up to and including 30 years, plus (c) $21.50 multiplied by years and months of benefit service in excess of 30 years.

•

1.55% formula – Because this formula was frozen on December 31, 1993, it applies to benefit service and earnings prior to January 1, 1994. It equals (a) 1.55% of average monthly earnings multiplied by years and months of benefit service up to and including 35 years, less (b) 0.5% of the individual’s final average monthly Social Security earnings, multiplied by years and months of benefit service up to 35 years, plus (c) 1.0% of average monthly earnings multiplied by years and months of benefit service exceeding 35 years.

•	1.7% formula – This formula is calculated like the 1.55% formula, but substituting 1.7% in subclause (a).

The choice of benefit formula depends upon the type of retirement:

•

Normal or 65/5 retirement: For retirement at age 65 with at least 5 years of vesting service, the monthly pension benefit is the largest of the percent formula, the 1.55% formula, the 1.7% formula and the minimum formula, calculated as of the freeze date applicable to that formula.

•

30-year retirement: Individuals eligible for a 30-year retirement pension are entitled to a full unreduced monthly pension at the time of commencing pension payments. For individuals retiring before age 65, the monthly pension benefit prior to age 65 is the larger of the amounts determined under the percent formula and the minimum formula. Once the individual reaches age 65, the monthly benefit is recalculated as the larger of the amounts determined under the 1.55% formula frozen at December 31, 1993, and the 1.7% formula (subject to early retirement reduction) if either of those formulas result in a larger monthly pension benefit than that calculated under the percent formula or the minimum formula.

•

55/10 retirement: Individuals who are at least age 55 and have 10 or more but less than 30 years of vesting service are eligible for a monthly pension benefit reduced for early retirement if any part of their retirement benefits begin prior to age 65 (age 62, if the individual has at least 15 years of service), based on the larger of the amounts calculated under the percent formula and the minimum formula. At age 65, the monthly benefit is recalculated using the largest of the amounts calculated under the percent formula, the minimum formula, the 1.55% formula frozen as of December 31, 1993, and the 1.7% formula, less the early retirement reduction. If these individuals delay receiving their pension until age 65, they will receive full unreduced benefits based on the largest amount calculated under any of the four formulas.

For both of the 1.55% formula and the 1.7% formula, final average monthly Social Security earnings is the lesser of (a) the individual’s average monthly pension earnings, up to the Social Security taxable wage based during the last 36 months immediately prior to the individual’s termination of employment, and (b) the individual’s average Social Security taxable wage bases over the 35-year period ending with the year the individual reaches Social Security’s normal retirement age.

Supplemental Pension Plan

The Internal Revenue Code imposes annual limits on contributions to and benefits payable from the Company’s pension plan. The Company’s unfunded, non-contributory supplemental pension plan provides benefits to highly compensated employees in excess of those limits; that is, it pays the difference between the amount the employee actually receives from the qualified pension plan and the amounts the employee would receive if the Internal Revenue Code contribution and benefits limits did not apply. The participants in the supplemental pension plan stopped accruing pension benefits in the supplemental pension plan at the same time their pension benefit service was frozen under the pension plan discussed above.

The supplemental pension plan payments are normally paid on a monthly basis, along with the qualified plan monthly payments, however, the supplemental pension plan does allow payment of the benefits under the supplemental plan in a lump sum at retirement, in installments, or by purchase of an annuity if the plan participant is age 55 or older, has at least five years of service, and earned annual compensation exceeding $200,000. No annuities were established in 2006, and no annuities have been established for any Company executive officers, including the named executive officers.

Impact of Change in Control under Pension Plan and Supplemental Pension Plan

If a change in control occurs (as defined in the pension plan and/or supplemental pension plan, as the case may be), all benefits accrued under the pension plan and the supplemental pension plan are fully and irrevocably vested and distributable to participants as specified in the applicable plan. If the pension plan is terminated or accruals under it substantially reduced within three years following a change in control, the pension plan’s assets will be used: first, to provide retiree medical benefits; and then, to increase retirement benefits to affected participants on a pro rata basis. Special rules also apply if, after a change in control, the pension plan is merged with another plan or if its assets are transferred to another plan. There are also limits on amendments to the pension plan during this three-year period.

2006 Nonqualified Deferred Compensation

The Ryerson Supplemental Savings Plan (“Supplemental Savings Plan”) is an unfunded, nonqualified plan that allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Service to the Ryerson Savings Plan (“Savings Plan”), a tax-qualified 401(k)/profit-sharing plan, to make additional employee contributions in excess of the IRS limits to the Supplemental Savings Plan and to receive the same level of Company contributions and allocations for those additional contributions as they would have received in the Savings Plan if the IRS limits did not exist. Employees who are eligible to participate in the Supplemental Savings Plan must make an annual election as to the amount of base salary they wish to defer to the Supplemental Savings Plan; the percentage of base salary deferred to this plan can differ from the deferral percentage an employee makes to the Savings Plan.

The Supplemental Savings Plan allows deferred amounts to be credited with interest at the rate paid by the Savings Plan’s most restrictive investment fund, the Managed Income Portfolio Fund II (or any successor fund), or to be accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on an equivalent number of shares of the Company’s common stock. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s common stock at the time of payment. For those individuals choosing to invest in the Company’s phantom stock units in the Supplemental Savings Plan, the participants’ cash deferrals credited to the plan are treated as converted to phantom stock units four times each year, on February 1, May 1, August 1 and November 1, using a fair market value equal to the average of the high and low price reported for the Company’s common stock on those dates on the NYSE.

Participants in the Supplemental Savings Plan are restricted from withdrawing money from their account in the plan. Named executive officers have more limited access to loans under this plan than other participants. Subject to the requirements of Internal Revenue Code Section 409A, hardship withdrawals of amounts credited to the account prior to 2005 (and earnings on those amounts) are allowed if a participant is experiencing financial hardship and has no other funds available to meet an immediate and heavy financial need to pay for uninsured medical expenses for the participant, spouse and dependent children; making a down payment (but excluding mortgage payments) on a principal residence; payment of the next 12 months’ tuition, related educational fees, and room and board expenses at a post-secondary school for the participant, spouse or dependent children; payments needed to prevent eviction from the participant’s principal residence or foreclosure on the mortgage of that principal residence; or funeral expenses for a family member. None of the named executive officers has made such a withdrawal from his account in the plan.

Generally, a participant will be entitled to the vested balance of his or her account in the Supplemental Savings Plan when the participant retires or otherwise terminates employment with the Company. A retiree may choose payment in a lump sum or installments with all amounts to be paid by the end of the calendar year in which the employee reaches age 75. For participants terminating employment for reasons other than retirement, the account balance is payable in a lump sum by no later than 60 days after the one-year anniversary of the termination of employment. IRS rules generally delay payment of deferred compensation accounts until at least six months after termination of employment (to the extent the account was not vested before 2005).

The table below shows 2006 employee and Company contributions to the Supplemental Savings Plan for the named executive officers (employee contributions are also included in the “Salary” column of the 2006 Summary Compensation Table above and Company contributions are also included in the “All Other Compensation” column of that Table), earnings credited for those contributions, and the aggregate balance of each officer’s account at December 31, 2006. No withdrawals or distributions have been made from these accounts (in 2006 or otherwise).

2006 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Balance at Last Fiscal Year End ($)(4)
Neil S. Novich	$23,884	$38,989	$8,383	$968,297
Jay M. Gratz	$11,430	$21,254	$6,205	$660,297
Gary J. Niederpruem	$11,430	$20,266	$3,502	$345,253
Steven E. Makarewicz	$7,307	$11,559	$1,033	$122,743
James M. Delaney	$0	$9,780	$1,177	$91,331

(1)	All amounts shown in this column are also included in the amount reported for each individual in the “Salary” column of the 2006 Summary Compensation Table above.
(2)	All Company contributions shown in this column are included in the amount shown for each individual in the “All Other Compensation” column of the 2006 Summary Compensation Table above. The amounts reported represent the value of vested and unvested Company contributions to the Supplemental Savings Plan; each of the named executive officers is fully vested in all Company contributions.
(3)	The portion of each executive’s account balance deferred to a cash account is credited with interest at the rate paid by the Savings Plan’s Managed Income Portfolio Fund II fund, which in 2006 ranged from 0.29% to 0.37%, compounded monthly. Interest earned on deferred cash accounts was, for Mr. Novich, $1,308, Mr. Gratz, $1,420, Mr. Niederpruem, $1,176, Mr. Makarewicz, $194, and Mr. Delaney, $583.

The portion of each executive’s account balance deferred to the phantom stock unit account earns dividend equivalents paid at the same time and in the same amount as dividends paid to the holders of the Company’s common stock. In 2006, each outstanding share of common stock and each phantom stock unit earned dividends at the rate of $0.05 per share paid quarterly, or $0.20 for the year. The dollar value of dividends credited to each named executive officer’s deferred phantom stock unit account for 2006 is Mr. Novich, $7,075; Mr. Gratz, $4,785, Mr. Niederpruem, $2,326. Mr. Makarewicz, $839; and Mr. Delaney, $594. For purposes of determining the dollar value of the dividend equivalents credited in this column, the value of the dividend equivalents at the date of the dividend payment is used. The amounts of cash and phantom stock units credited to each officer’s account are described in footnote (4) to this table.

(4)	The amount of cash and of phantom stock units credited to each officer’s account at December 31, 2006 are as follows: Mr. Novich, $48,785 and 36,694.13 units; Mr. Gratz, $57,247 and 24,035.47 units; Mr. Niederpruem, $49,919 and 11,770.99 units; Mr. Makarewicz, $10,259 and 4,483.23 units; and Mr. Delaney, $16,466 and 2,983.86 units (including all earnings (both cash and dividend equivalents) reported in the column entitled “Aggregate Earnings in Last Fiscal Year” in this table). The value of the phantom stock units credited to each officer’s account is based on the December 29, 2006, closing price of the Company’s common stock of $25.09 as reported on the NYSE. The value of phantom stock units fluctuates, because the value adjusts to reflect gains, losses and dividends on an equivalent number of shares of the Company’s common stock. Certain of these amounts were included in the “Salary” and the “All Other Compensation” columns of the 2006 Summary Compensation Table. See footnotes (1) and (2) above.

Change in Control, Employment/Severance Agreements and Other Benefits

Change in Control—Incentive Stock Plan Provisions

If a change in control of the Company occurs, its incentive stock plans specify that the value of all outstanding stock options, stock appreciation rights, and restricted stock awards (whether or not these stock awards are fully exercisable or vested) will be settled on the basis of the “change in control price” on the date of the change in control (generally the trading price of Company common stock at the time of the change in control but, in some circumstances, the highest trading price during the 60-day period preceding the change in control). All outstanding performance stock unit awards will be cashed out on the basis of the change in control price in the manner and amounts determined by the Compensation Committee. The Compensation Committee can choose to immediately vest restricted stock awards instead of cashing them out. The Committee has determined that if a change in control occurs, the currently outstanding performance awards will be paid in cash at the change in control price for the greater of 100% of the target number of stock units awarded or the number of units that would be payable based on actual performance to date, prorated to reflect the number of months completed in the performance period at the date of the change in control (rounded up in the case of employees to the next highest multiple of 12, if not already such a multiple, except for individuals who terminated employment due to normal retirement or death prior to the change in control, for whom the actual number of months completed in the performance period, through the normal retirement or death, would be rounded to the nearest whole number). If the Company’s market capitalization is less than $250 million at the date of the change in control, awards will be paid at the change in control price for 30% of the target number of stock units.

Change in Control Agreements

The Company’s change in control agreements are “double-trigger” agreements; each of the named executive officers and a limited group of other senior executives have such agreements. These agreements for the named executive officers provide specified compensation and benefits to the executives if the “double-trigger” conditions are met; that is, both (1) a change in control or a potential change in control occurs (each as defined in the agreements), and (2) the Company terminates the executive’s employment or the executive resigns for “good reason” within 36 months (24 months in the case of Mr. Makarewicz and Mr. Delaney) after the month in which a change in control or potential change in control occurs (or the executive is terminated at the request of a potential acquirer and a change in control or potential change in control occurs within 12 months following the termination).

These change in control agreements impose a post-termination confidentiality, non-compete and non-solicitation period on the executive. If an executive becomes entitled to benefits under these change in control agreements, the agreements limit or reduce any benefits that the executive may be entitled to receive under other Company plans and the executive’s other agreements with the Company. If a termination occurs under the change in control agreement, the non-compete provisions of the change in control agreement supersede non-compete provisions in any other severance plan, employment/severance agreement or other agreement with the Company. The non-compete and non-solicitation provisions are substantially similar to those described below under “Employment/Severance, Non-Compete and Non-Solicitation Agreements.” The Company can terminate these change in control agreements prior to a change in control or potential change in control, as of the first anniversary of the date on which the Company gives the executive a written notice of termination of the agreement.

Benefits are payable under these change in control agreements only if the Company terminates the executive’s employment or the executive resigns for “good reason” (diminution of responsibilities, compensation or benefits or a significant relocation of the executive’s principal place of business; and for Mr. Novich only, ceasing to be the CEO of a public company) within 36 months (24 months in the case of Mr. Makarewicz and Mr. Delaney) after the month in which a change in control or potential change in control occurs (or the executive is terminated at the request of a potential acquirer and a change in control or potential change in control occurs within 12 months of the termination) and the executive complies with the non-compete provisions of the agreement, with the following exceptions:

(1)	if the executive is terminated for cause, the executive receives his or her base salary to the date his or her employment terminates, plus amounts to which he or she is entitled under any Company compensation plan;

(2)	if the executive dies or retires, the executive receives benefits consistent with the Company’s general policies applicable to its salaried employees, but no additional benefits are payable under the change in control agreement; and

(3)	if the executive becomes disabled after a change in control, the executive receives no additional benefits under the change in control agreements but receives salary and benefit continuation under the Company’s benefit and compensation plans applicable to salaried employees until employment terminates, at which time the executive receives benefits consistent with the Company’s general retirement, insurance and other compensation programs.

Benefits payable to the named executive officers under these agreements are:

•

Severance payments equal to three times (two times in the case of Mr. Makarewicz and Mr. Delaney) the sum of (1) current annual base salary, plus (2) the higher of (a) the average annual cash incentive bonus paid for the five years before terminating employment (excluding any years in which the bonus was zero), or (b) the executive’s target award under the annual incentive plan for the year in which employment terminates, payable in a lump sum payment six months after the date of termination of employment (or sooner if permitted under applicable Internal Revenue Code rules).

•

Cash payments of any allocations, unpaid awards, or rights under the Company’s annual incentive or other incentive compensation plans, including a cash bonus for the year in which the change in control event occurs, paid at target times base salary at the date of termination, prorated to the date of termination.

•	Shares or cash equal to the value of outstanding stock options granted under the Company’s stock option plans.

•

For performance awards, cash payment equal to the value of any outstanding awards at the greater of target or actual performance, prorated for the months elapsed in the performance period (rounded up to the next multiple of twelve if not already such a multiple), unless the Company’s market capitalization at the change in control date is less than $250 million, in which case a cash payment based on target performance is reduced to 30% of the amount otherwise payable at target.

•	Life, disability, accident, and health insurance as provided in the Company’s general insurance programs for 36 months (24 months in the case of Mr. Makarewicz and Mr. Delaney).

•

A lump sum cash payment equal to three years of additional accrued benefits (two years for Mr. Makarewicz and Mr. Delaney) calculated under the methodology in the Company’s pension and supplemental pension plan for those executives having certain age and service criteria at the date of termination of employment. Mr. Novich is the only one of the named executive officers who benefits from this provision as of December 31, 2006.

•

Credit for three additional years (two years in the case of Mr. Makarewicz and Mr. Delaney) of age and service for purposes of determining eligibility for retiree health and life insurance benefits. Mr. Novich is the only named executive officer who benefits from the additional age and service credit as of December 31, 2006; the additional age and service credit would make Mr. Novich eligible for those benefits.

•	Legal fees and expenses incurred by the executive as result of the employment termination.

•	Financial advisory services similar to those provided currently to Company executives.

•	Outplacement services.

•

If the aggregate present value of change in control benefits (calculated under Section 280G of the Internal Revenue Code) exceeds by 15% or more an amount equal to three times the executive’s “base amount” under Code Section 280G, an additional gross-up amount that, after payment of all taxes, is equal to any federal excise tax imposed under Section 4999 of the Internal Revenue Code by reason of the benefits. If the executive’s benefits exceed three times the executive’s “base amount” by less than 15%, the executive’s benefits are reduced by the amount necessary to fall below the three times “base amount” threshold; the executive is then not subject to excise tax. The Company is not entitled to a federal income tax deduction for any benefits subject to the excise tax on any additional gross-up payments.

The agreements also generally provide benefits if there occurs a qualifying termination of employment, before a potential change in control or a change in control, at the request of a person with whom a potential transaction, if consummated, would constitute a change in control or potential change in control of the Company, provided that a change in control or potential change in control occurs within 12 months of termination.

Estimated Value of Change in Control Benefits

The table below reflects benefits to which the named executive officers would have been entitled under their change in control agreements had a change in control occurred on December 31, 2006 and the executive’s employment was terminated at that time by the Company other than for cause or by the executive for good reason. The calculations assume that certain changes to the change in control agreements and performance awards that were first adopted in March 2007 (relating to Mr. Novich’s eligibility for certain additional retiree health and life insurance age and service credits and the payment of performance share units at the greater of target or actual performance) were in effect at December 31, 2006.

These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive following a change in control, or the actual costs of or value of health and welfare benefits or perquisites following a change of control, which would only be known at the time the individual became eligible for payment due to job termination after the occurrence of a change in control. Factors that affect the calculation of amounts payable under these agreements include the price of the Company’s common stock at the time of a change in control; the amount and terms of long-term incentive stock awards, stock options, SARs or other stock-based incentive held by the individual at the time of the change in control; annual base salary; amounts of short-term incentive bonuses paid in years prior to the change in control; Internal Revenue Service regulations, including excise taxes imposed by Section 4999 of the Internal Revenue Code; and the Company’s costs of providing health care, insurance, financial counseling and outplacement services to terminated executives.

	Termination by the Company Other than for Cause, Retirement or Disability, Termination by the Executive for Good Reason (assuming December 31, 2006 termination date)
Name	Severance and Noncompete Amount(1)	Prorata Target Bonus Payment(2)	Early Vesting of Stock Options	Early Vesting of Restricted Stock(3)	Performance Stock Unit Awards(4)	Additional Retirement Benefit(5)	Welfare and Other Benefits(6)	Outplacement	Excise Tax & Tax Gross-Up	Aggregate Payments
Novich	$4,952,499	$825,000	—	$376,350	$4,302,935	$131,155	$135,855	$25,000	$0	$10,748,794

Niederpruem	2,677,500	382,500	—	125,450	1,530,490	—	53,700	25,000	0	4,794,640

Gratz	2,677,500	382,500	—	419,003	1,530,490	—	49,950	25,000	0	5,084,443

Delaney	843,200	149,600	—	75,270	426,530	—	31,700	25,000	0	1,551,300

Makarewicz	914,500	162,250	—	—	464,165	—	36,500	25,000	0	1,602,415

Total	$12,065,199	$1,901,850	$0	$996,073	$8,254,610	$131,155	$307,705	$125,000	$0	$23,781,592

(1)	This amount represents severance and noncompete payments equal to three times (two times for Mr. Delaney and Mr. Makarewicz) the sum of (a) the executive’s annual base salary, and (b) the greater of (i) the executive’s target award under the annual incentive plan, or (ii) the average annual amount of the annual incentive award paid to the executive in the five years immediately preceding the year in which the date of termination occurs, such average annual amount calculated by aggregating all annual incentive awards paid with respect to the five years and dividing the aggregate amount by the number of years for which such an award was actually paid to the executive.
(2)	This amount represents the payment of the annual cash incentive for the year in which the termination of employment would occur based on each executive’s target award percentage and annual base salary then in effect.
(3)	These awards would become vested. The amount shown represents the value of all of the unvested shares.
(4)	This amount represents the payout of all outstanding performance stock unit awards, on a prorated basis (to reflect the number of months completed in the performance period at the date of the change in control rounded up to the next highest multiple of 12, if not already such a multiple), at the greater of the 100% target or actual performance attainment payout level based on the Company’s $25.09 closing stock price on December 29, 2006 as reported on the NYSE.
(5)	The change in control agreements generally provide for a lump-sum payment based on additional age and service credits under the supplemental pension plan of 36 months for Mr. Novich, Mr. Gratz and Mr. Niederpruem and 24 months for the other named executive officers. By reason of the age of the executives and the service already credited to them under the plans, Mr. Novich is the only named executive officer who was eligible for this cash payment as of December 31, 2006.
(6)	The amount for Mr. Novich includes $18,000 for three years of post-termination financial counseling and the present value of retiree medical and life insurance benefits. The amount is estimated based on historical usage levels.

Employment/ Severance, Non-compete and Non-solicitation Agreements

The Company has instituted a practice of including confidentiality, non-compete and non-solicitation provisions in executive employment/severance agreements, including the employment/severance agreements of each of the named executive officers. The Compensation Committee of the Board of Directors reviews and approves in advance the provisions of and any amendments of all executive/severance, non-compete and non-solicitation agreements to be offered to any executive or prospective executive employee.

These agreements generally establish the executive’s title, base annual salary, cash bonus percentage and other elements of compensation, and provide for continuation of compensation and benefits for a limited period of time if the executive’s employment is terminated for reasons other than cause or if the executive resigns for “good reason.”

If the executive is discharged for reasons other than cause or resigns for “good reason” (which includes the failure to provide bonus opportunities or stock awards based on historical practice in the case of Mr. Novich), these employment agreements impose a post-termination confidentiality, non-compete and non-solicitation period on the executive and provide for salary and benefit continuation during that time period. The payments are made monthly on an installment basis, except for those executives subject to certain special provisions of Internal Revenue Code Section 409A, who are subject to a six-month post-termination delay in receiving payments under these agreements. Those individuals will receive an initial payment six months after termination of employment that equals six months’ worth of monthly payments plus the seventh installment; remaining installments are paid monthly thereafter.

If a named executive officer’s severance rights are triggered, his salary, bonus, and benefits in effect on the date his employment terminates will be continued for 24 months (36 months in the case of Mr. Novich). The bonus for Mr. Novich would equal three payments of the average annual amount of the cash bonus awards paid to him for the three years before the year his employment terminates but excludes any years in which the bonus was zero. For the other named executive officers, the bonus would equal two payments of the average annual amount of the cash bonus award paid to the executive for the three years before the year in which the executive’s employment terminates, including any years in which no bonus was paid. Executives also would receive a lump sum cash payment equal to two years of additional accrued benefits (three years for Mr. Novich) calculated under the methodology in the Company’s pension and supplemental pension plan for those executives having certain age and service criteria at the date of termination of employment. Mr. Novich is the only named executive officer who benefits from this provision as of December 31, 2006.

If an executive is discharged for cause (or resigns without “good reason”), the executive will not receive any payments or benefits from the agreement. If the executive becomes disabled, the executive will receive payment of base salary through the last day of the month in which the executive terminates employment under his or her agreement and may be eligible for benefits under other Company insurance programs available to salaried employees.

If the executive violates the agreement’s post-termination confidentiality, non-compete and non-solicitation provisions, the post-termination benefit and salary benefits cease to be paid and the executive is not entitled to any additional payments or benefits during the remainder of the applicable 24-month (or 36-month) salary and benefit continuation period. The non-compete provisions prohibit the executive, directly and indirectly, from owning, operating, consulting for or providing services to a competitor of the Company during the salary and benefit continuation period, although the executive can own up to 1% of the outstanding stock of a public company competitor. The non-solicitation provisions prohibit the executive from soliciting business from or providing services similar to Company services to Company customers during the continuation period and from encouraging Company employees to terminate employment with the Company.

Mr. Novich’s agreement vests all existing unvested options as of his termination date (although all of his options currently are already fully vested) and provides him with 36 months (but not beyond the options’ original termination date) from his termination date to exercise the options. He also receives credit for three additional years of age and service for purposes of determining eligibility for retiree health and life insurance benefits and certain indemnification, financial services counseling, and executive outplacement and office services following his termination.

Estimated Value of Employment/Severance Agreement Benefits

The table below reflects benefits to which the named executive officers would have been entitled under their employment/severance, confidentiality, non-compete and non-solicitation agreements had the executives been terminated by the Company effective December 31, 2006 for reasons other than cause, or if the executive terminated employment for good reason at that time. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive, which would only be known at the time the individual became eligible for payment. Factors that affect the calculation of the amounts payable under the agreement include the amount and terms of long-term stock awards, stock options, SARs or other stock-based incentives held by the individual at the time of the employment termination; the market price of the Company’s common stock at the time of termination; annual base salary; and amounts of short-term incentive bonuses paid in years prior to the termination of employment.

Termination by the Company for Reasons Other than Cause;

Termination by the Executive for Good Reason

(assuming a December 31, 2006 termination date)

Name	Severance Amount(1)	Pension Enhancement(2)	Early Vesting of Restricted Stock(3)	Performance Stock Units at Target(4)	Other(5)	Total
Mr. Novich	$6,048,750	$131,155	$—	$4,302,935	$160,855	$10,643,695
Mr. Niederpruem	$1,698,888	—	—	$1,530,490	$35,800	$3,265,178
Mr. Gratz	$1,761,187	—	—	$1,530,490	$33,300	$3,324,977
Mr. Delaney	$865,475	—	—	$426,530	$31,700	$1,323,705
Mr. Makarewicz	$987,507	—	—	$464,165	$36,500	$1,488,172

Total	$11,361,807	$131,155	$—	$8,254,610	$298,155	$20,045,727

(1)	Represents the cumulative amount that the executive would receive through continued bi-weekly base salary payments and an annual bonus award payment. The payments would end on the earliest to occur of (a) the 24th month (36th month for Mr. Novich) after the executive’s termination; (b) the date on which the executive violates restrictive covenants (confidentiality, non-competition and non-solicitation) in the agreements, or (c) the date of the executive’s death.
(2)	The agreements generally provide for a lump-sum payment based on additional age and service credits for the pension and supplemental pension plans of 36 months for Mr. Novich and 24 months for the other executives. By reason of the age of the executives and the service already credited to them under the plans, Mr. Novich is the only named executive officer who was eligible for this cash payment at December 31, 2006. The additional age and service credits do not provide any benefits to the other named executive officers. Mr. Novich also receives credit for three additional years of age and service for purposes of determining eligibility for retiree health and life insurance benefits.
(3)	The terms of the restricted stock award agreement provide that each executive would forfeit all unvested restricted shares.
(4)	Assumes a termination for other than cause only and represents the value of the payout of all outstanding performance stock unit awards on a prorated basis (based on the ratio of the months employed in the performance period over the number of months in the performance period) based on the $25.09 closing price of the Company’s common stock on December 29, 2006 as reported on the NYSE. This example assumes achievement of 100% of the performance target for the awards; under the performance award agreements, for a final calculation of an actual payment amount, the actual percentage of attainment of the performance target would be utilized and payment would be made after the end of the applicable performance cycle. If an executive terminates for good reason, the outstanding performance stock units awards would be forfeited, and the executive would not receive any cash amount or other value for the forfeited awards.
(5)	Represents the estimated cumulative cost to the Company of providing continued benefit coverage for medical, dental, basic life insurance, optional life insurance (if any), and optional accidental death and dismemberment insurance (if any). The amount shown for Mr. Novich also includes $25,000 for outplacement services and $18,000 for three years of post-termination financial counseling, but does not include the value of directors and officers liability insurance coverage and office services that he is eligible to receive under his agreement, as at this time an estimated cost of these benefits is not determinable. Benefits cease in the time period and for the reasons described in footnote (1) of this table.

If any of the named executive officers were to terminate his employment with the Company for cause, voluntary resignation, resignation by mutual agreement or for other reasons (excluding death or disability), the executive would have no right to payments, future payments or benefits under the employment and non-compete agreements (but the executive would remain subject to the agreement’s non-compete and non-solicitation restrictions). Also, the executive would forfeit any unexercisable, unvested or unearned stock options, restricted stock awards, performance stock unit awards or other awards under the Company’s incentive stock plans.

The table below reflects benefits to which the named executive officers would have been entitled under their employment/severance, non-compete and non-solicitation agreements had the executives died or become disabled effective December 31, 2006. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive or his estate or beneficiary, which would only become known at the time of termination of employment. Factors that affect the calculation of amounts payable under the employment and non-compete agreement include the amount and terms of stock awards, stock options, SARS or other stock-based incentives held by the individual at the time of employment termination; the market price of the Company’s common stock at the time of termination; and annual base salary at the time of termination.

Termination due to Death or Disability

(assuming termination on December 31, 2006)

Name	Severance Amount(1)	Pension Enhancement(2)	Early Vesting of Restricted Stock(3)	Performance Stock Units at Target(4)	Other(5)	Total
Mr. Novich	$0	$—	$240,446	$4,302,935	$—	$4,543,381
Mr. Niederpruem	$0	—	80,149	1,530,490	—	$1,610,639
Mr. Gratz	$0	—	267,696	1,530,490	—	$1,798,186
Mr. Delaney	$0	—	22,999	426,530	—	$449,529
Mr. Makarewicz	$0	—	—	464,135	—	$464,165

Total	$0	$—	$611,290	$8,524,610	$—	$8,865,900

(1)	The executive or his estate or beneficiary are entitled to continued base salary payments until the earliest to occur of (a) the last day of the month in which the executive terminates employment and (b) the date on which the executive violates restrictive covenants regarding confidentiality, non-competition and non-solicitation in the agreements.
(2)	None of the executives would receive additional age or service credits under the pension plan and the supplemental pension plan in the event of termination due to death or disability.
(3)	The restricted stock award agreements provide that all unvested restricted shares become vested on a prorated basis based upon the number of whole calendar months for which the executive was employed during the vesting period. Mr. Novich, Mr. Niederpruem and Mr. Gratz received restricted stock awards of 15,000, 5,000, and 16,700 shares respectively on January 25, 2005 that are scheduled to vest on January 24, 2008. Mr. Delaney received a restricted stock award of 3,000 shares on January 24, 2006 that is scheduled to vest on January 23, 2009. The amounts above represent the number of restricted shares multiplied by the $25.09 closing price of the Company’s common stock on December 29, 2006 multiplied by the number of whole calendar months elapsed in the vesting period over the number of months in the entire vesting period for the awards for each executive officer except Mr. Makarewicz, who had no outstanding restricted stock awards as of December 31, 2006.
(4)	Represents the payout of all outstanding performance stock unit awards on a prorated basis (based on the ratio of the months employed in the performance period over the number of months in the performance period), based on the $25.09 closing price of the Company’s common stock on December 29, 2006 as reported on the NYSE. This example assumes 100% of the performance target had been achieved at that date. Under the performance award agreements, for a final calculation of an actual payment amount, the actual percentage of attainment of the performance target would be utilized and payment would be made after the end of the applicable performance cycle.

(5)	None of the executives has the right to additional benefits, including health and welfare benefits, under the employment agreements in event of termination due to death or disability.

COMPENSATION OF DIRECTORS

Directors’ Compensation Plan

Under the Directors’ Compensation Plan, non-employee directors receive an annual base fee of $120,000, consisting of $60,000 in stock and $60,000 in cash for their term of office, which is the approximately 12-month period commencing on the first day of the month following an Annual Meeting of Stockholders through the last day of the month in which the subsequent Annual Meeting of Stockholders occurs.

The Company also pays non-employee directors $1,500 for attending a special Board meeting and $1,500 for attending a special committee meeting that is not held in connection with a regular or special Board meeting. The Chairs of the Compensation Committee and of the Nominating and Governance Committee each receive an additional annual fee of $6,000; the Audit Committee Chair receives an additional fee of $10,000 per year. No fees are paid for membership on the Executive Committee. Non-employee directors are reimbursed for actual expenses incurred for attending meetings. Because he is an employee of the Company, the Chairman of the Board is not paid any of these base fees or special fees and receives no extra pay for serving as a director.

The Company pays the cash portion of the annual fee quarterly in arrears, prorating the quarterly payment if a director serves for part of a quarter. The non-employee directors can choose to receive all or any part of the $60,000 cash portion in whole shares of Company common stock. The Company pays the stock portion as restricted stock issued at the beginning of the director’s term, with a prorata portion of those shares vesting at the end of each calendar quarter. The non-employee directors receive the same cash dividends on the restricted stock as do stockholders of Company common stock. If a director leaves the Board early, he or she forfeits any shares that are still restricted, unless the Nominating and Governance Committee approves vesting of any unvested shares.

The non-employee directors can choose to defer payment of all or any portion of their fees into Company common stock equivalents with dividend equivalents or into a deferred cash account that earns interest at the prime rate in effect from time to time at JPMorgan Chase & Co. (or its successor). The Company pays the deferred amounts in a lump sum or quarterly installments over a period not to exceed 10 years (as the director chooses) after the director leaves the Board.

Prior to the 2004-2005 director term, the Company paid a portion of the annual base fee in stock options awarded to each non-employee director. The option exercise price equaled the fair market value of Ryerson common stock on the grant date. Under the Company’s policies at that time, the deemed fair market value of the common stock was equal to the average of the high and low prices reported on the NYSE on the grant date. The options vested 50% on the six-month anniversary of the grant date and 100% one year from date of grant. They expire no later than 10 years after the date of grant.

A total of 461,000 shares of Company common stock were reserved for issuance under the Directors’ Compensation Plan, with a total of 59,911 remaining available for grant under the Plan.

The Nominating and Governance Committee of the Board of Directors, which is responsible for director compensation programs as set forth in its Charter, has from time to time retained Hewitt Associates, which as noted above is a nationally recognized independent compensation and benefits consulting firm, to provide market data on the amount and form of compensation paid to public company directors at companies comparable to those of Ryerson, to advise the Committee on trends in director compensation, to assess the accounting and tax ramifications to the Company of varying forms of director compensation, and to make recommendations for the Committee’s consideration regarding the amount and form or forms of director compensation to be paid by the Company.

Executive officers have the following roles regarding the amount or form of director compensation:

•

In connection with the Company’s renewals of its director and officer insurance and the business travel accident insurance coverage provided to the directors, the Vice President-Finance and Treasurer reports to the entire Board on insurance program renewals, coverage availability and pricing in the marketplace, the differences between various coverages, the status of insurance program renewals in progress, and premium cost and policy coverage. The independent non-management directors have the power to, and have directed executives to, investigate alternative programs and to retain external advisors, including external counsel, to assist in evaluation of these insurance programs.

•

The Nominating and Governance Committee, which recommends new director compensation plans or changes to existing plans for Board approval and administers compensation plans for non-employee directors, from time to time directs management to provide Company-specific accounting or other internal information to Hewitt Associates to assist the latter in preparing materials requested by the Committee. This Committee also may solicit executive officers’ views on the appropriateness of various alternatives under consideration by the Committee, and may direct management to work with external counsel and/or the compensation consultant to review and prepare any documentation necessary to implement director compensation plans.

The following table shows the 2006 compensation of the non-employee directors.

2006 Director Compensation (1)

Name	Fees Earned or Paid in Cash (2) ($)	Stock Awards (3)(4)(5) ($)	All Other Compensation(6) ($)	Total ($)
Jameson A. Baxter	$74,500	$60,000	$200	$134,700
Richard G. Cline	$72,000	$60,000	$200	$132,200
Russell M. Flaum	$63,000	$60,000	$200	$123,200
James A. Henderson	$69,000	$60,000	$200	$129,200
Gregory P. Josefowicz	$81,000	$60,000	$200	$141,200
Dennis J. Keller	$72,000	$60,000	$200	$132,200
Martha Miller de Lombera	$63,000	$60,000	$200	$123,200
Jerry K. Pearlman	$67,500	$60,000	$200	$127,700
Anré D. Williams	$70,500	$60,000	$200	$130,700

(1)	As Mr. Kackley did not serve as a director in 2006 or earn compensation from the Company for 2006, he is not included in the table and no amount is reported or reportable for him.
(2)	The amounts shown represent the aggregate dollar amount of fees earned or paid in cash for services as a director for the calendar year ended December 31, 2006, and include the cash portion of annual retainer fees, committee and/or chairmanship fees, and special meeting fees earned or paid in cash. Amounts shown were earned in cash, but in some instances paid in shares or deferred at the election of each director, as follows: Mrs. Baxter and Mr. Williams have elected to take stock in lieu of cash for the cash portion of their director fees; Mr. Henderson has elected to defer 50% of his cash pay and 50% of his annual stock retainer; Mr. Flaum and Mr. Keller have deferred the stock portion of the annual retainer; and Mr. Pearlman has deferred all director fees. Fees deferred are credited as Company common stock equivalents with dividend equivalents or as a deferred cash account that earns interest at the prime rate in effect from time to time at JPMorgan Chase & Co. (or its successor). The Company pays the deferred amounts in from one to ten installments (as the director chooses) after the director leaves the Board. Shares deferred by directors are reported in the footnotes to the table entitled “Security Ownership of Directors and Management” below.
(3)

The amounts shown represent the compensation cost recognized during 2006 pursuant to SFAS 123R for the ratable vesting over the requisite service period of each of (a) restricted shares issued April 29, 2005, which shares vested quarterly in arrears over a

12-month period, issued in payment of 50% of each director’s annual stock retainer for the 2005-2006 director term, and (b) restricted shares issued June 1, 2006 that vest quarterly in arrears over a 12-month period for payment of 50% of each director’s annual stock retainer for the 2006-07 director term. The amounts shown disregard estimates of forfeitures related to service-based vesting conditions. There were no forfeitures during 2006. A description of the relevant assumptions used in the calculation of the grant date fair value of the 2006 restricted share issuance is contained in the 2006 Form 10-K, in Note 6 of the Notes to the Consolidated Financial Statements.

The grant date fair value of the 2,260 restricted shares issued on June 1, 2006, to each director is $60,771, as determined under SFAS 123R, based on the $26.89 closing price per share reported for the Company’s unrestricted common stock on the NYSE on the date of issuance. The grant date fair value exceeds the $60,000 amount of the annual stock retainer because the Company has historically determined the number of restricted shares to be issued by dividing the $60,000 annual stock retainer by a fair market value per share equal to the average of the high and low prices of the Company’s shares on the NYSE on the issue date. At June 1, 2006, the reported high was $27.30 and the reported low was $25.80, so the Company utilized the average of $26.55 in its determination of the number of restricted shares to be issued.

(4)	At year-end 2006, each director had 942 shares of restricted stock outstanding and unvested, being the remainder of the 2,260 restricted shares issued on June 1, 2006 in payment of one-half the director’s annual retainer for the 2006-07 director term. Half of the 942 shares are scheduled to vest at March 31, 2007 and the remainder are scheduled to vest at June 30, 2007 (in each case assuming continued service).
(5)	The directors had the following aggregate number of shares held under option awards outstanding at December 31, 2006: Mrs. Baxter, 19,590 shares; Mr. Cline, 1,870 shares; Mr. Henderson, 19,540 shares; Mr. Josefowicz, 19,590 shares; Sra. Miller de Lombera, 800 shares; Mr. Pearlman, 10,750 shares; and Mr. Flaum, Mr. Keller, and Mr. Williams, none. All outstanding option awards are vested. No stock options or SARs were granted in 2006.
(6)	These amounts shown represent the individual’s allocation of the Company-paid insurance premium for business and travel insurance maintained by the Company. The methodology for determining the allocation of premium to each director is to divide the Company’s premium expense by the number of individuals covered under the applicable plan.

Directors’ Stock Ownership Guidelines

The Nominating and Governance Committee has established Stock Ownership Guidelines for independent and non-employee directors that require each director to hold an amount of Company common stock equal to the annual base retainer fee, currently $120,000. Under the Guidelines, directors are not allowed to sell any shares received as part of their directors’ fees until they achieve the required ownership level, which level they must maintain during their service as directors. All directors have met or surpassed the Guidelines’ requirements, except for Mr. Kackley, who was elected as a director in March 2007.

Insurance

The Company pays the premiums on a business accident insurance policy insuring each director (and the Chief Executive Officer and two Executive Vice Presidents of the Company) for up to $500,000. Each director’s proportionate share of the annual premium is $200 and is included in the amounts shown in the Director Compensation Table under “All Other Compensation.” The Company maintains directors’ and officers’ insurance coverage for the directors of the Company. The Company also has entered into an indemnification agreement with each director to preserve the maximum protections provided by state corporation law and the Company’s By-Laws and to provide assurance to directors regarding future rights to indemnification.

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

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Shares Reflected in Column (a)
Equity compensation plans approved by security holders	1,597,324	$13.86	659,549
Equity compensation plans not approved by security holders(1)	74,060	$11.79	61,892

Total	1,671,384	$13.77	721,441	(2)

(1)	The former Ryerson Directors’ 1999 Stock Option Plan was not approved by stockholders. Under that plan, now part of the Ryerson Directors’ Compensation Plan (which was approved by stockholders), at the close of each annual meeting prior to 2005, each non-employee director received a stock option with a value of $20,000 (based on the Black-Scholes option pricing model).
(2)	All of these shares may be issued as restricted shares or units as follows: under the Ryerson 2002 Incentive Stock Plan, 659,549 shares may be issued as restricted shares, and in the Directors’ Compensation Plan, which includes the Ryerson Directors’ 1999 Stock Option Plan, 61,892 shares may be issued as restricted shares.

ADDITIONAL INFORMATION RELATING TO VOTING SECURITIES

This table shows how much Company common stock is owned by holders known to the Company to beneficially own more than 5% of our common stock, as of March 30, 2007. For this table, beneficial ownership means the right to direct the voting or sale of shares, even if those rights are shared with others.

Name and Address of Beneficial Owner	Number of Shares or Amount of Securities Owned		Percent of Class
Bank of America Corporation	1,662,926	(1)	6.15%
100 North Tryon Street, Floor 25
Bank of America Corporate Center
Charlotte, NC 28255

Barclays Global Investors Japan Limited	1,386,797	(2)	5.28%
Ebisu Prime Square Tower 8th Floor
1-1-39 Hiroo Shibuya-Ku
Tokyo 150-8402 Japan

Dimensional Fund Advisors LP	2,404,461	(3)	9.16%
1299 Ocean Avenue
Santa Monica, CA 90401

Name and Address of Beneficial Owner	Number of Shares or Amount of Securities Owned		Percent of Class
GLG Partners LP	1,575,553	(4)	6.00%
1 Curzon Street
London W1J 5HB
United Kingdom

Harbinger Capital Partners Master Fund I, Ltd.	2,550,000	(5)	9.70%
c/o International Fund Services (Ireland) Limited
Third Floor, Bishop’s Square
Redmond’s Hill
Dublin 2, Ireland

Mellon Financial Corporation	1,399,553	(6)	5.33%
c/o Mellon Financial Corporation
One Mellon Center
Pittsburgh, Pennsylvania 15258

Joseph H. Moss	1,400,000	(7)	5.42%
3350 Riverwood Parkway
Suite 1900
Atlanta, GA 30339

Jeffrey A. Altman	1,389,125	(8)	5.30%
Owl Creek Asset Management, L.P.
640 Fifth Avenue, 20th Floor
New York, NY 10019

Royal Capital Management, L.L.C.	2,375,000	(9)	9.05%
Yale M. Fergang
Robert W. Medway
623 Fifth Avenue, 24th Floor
New York, NY 10022

Craig Effron	1,593,300	(10)	6.1%
Curtis Schenker
Scoggin Capital Management, L.P. II
660 Madison Avenue
New York, NY 10021

Daniel S. Loeb	1,975,000	(11)	7.5%
Third Point LLC
390 Park Avenue
New York, NY 10022

(1)	Bank of America Corporation reported shared voting power as to 1,064,916 shares and shared dispositive power as to 1,662,926 shares; NB Holdings Corporation reported shared voting power as to 1,064,916 shares and shared dispositive power as to 1,062,926 shares; Bank of America, NA reported sole voting power as to 24,295 shares, shared voting power as to 238,289 shares, sole dispositive power as to 23,675 shares and shared dispositive power as to 236,919 shares; Banc of America Securities Holding Corporation reported shared voting and shared dispositive power as to 802,332 shares; Banc of America Securities LLC reported sole voting and sole dispositive power as to 802,332 shares; NMS Services Inc. reported shared dispositive power as to 600,000 shares; Columbia Management Group, LLC reported shared voting and shared dispositive power as to 236,299 shares; Columbia Management Advisors, LLC reported sole voting and sole dispositive power as to 236,299 shares.

(2)	Reported sole voting power as to 1,250,460 shares and sole dispositive power as to 1,386,797 shares. Barclays Global Investors, NA, reported sole voting power as to 399,279 shares and sole dispositive power as to 535,616 shares; Barclays Global Fund Advisors reported sole voting and dispositive power as to 834,459 shares; and Barclays Global Investors, Ltd. reported sole voting and dispositive power as to 16,722 shares.
(3)	Reported sole voting and dispositive power as to these shares; disclaimed beneficial ownership.
(4)	Reported shared voting and shared dispositive power of the shares with GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman.
(5)	Reported shared voting and shared dispositive power with Harbinger Capital Partners Offshore Manager, LLC, HMC Investors, LLC, and Harbert Management Corporation as to 2,500,000 shares; Philip Falcone, Raymond J. Harbert, and Michael D. Luce reported shared ownership and dispositive power as to 2,550,000 shares; and Harbinger Capital Partners Special Situations Fund, L.P. and Harbinger Capital Partners Special Situations Fund GP, LLC, reported shared voting and dispositive power as to 50,000 shares.
(6)	Reported sole voting power as to 1,359,297 shares and shared voting power as to 16,390 shares, and sole dispositive power as to 1,379,963 shares and shared dispositive power as to 13,390 shares; reported beneficial ownership with its direct or indirect subsidiaries Mellon Bank N.A., Mellon Trust of Delaware, N.A., the Dreyfus Corporation, Mellon Capital Management Corporation and Mellon Equity Associates, LLP, and with MMIP, LLC, the parent holding company to Mellon Equity Associates, LLP, and with MBC Investments Corporation, parent holding company of Mellon Capital Management Corporation.
(7)	Reported sole voting and dispositive power.
(8)	Jeffrey A. Altman reported shared voting and dispositive power as to 1,389,125 shares; Owl Creek Asset Management, L.P. reported shared voting and dispositive power as to 886,625 shares; Owl Creek Advisors, LLC reported shared voting and dispositive power as to 502,500 shares; Owl Creek I, L.P. reported shared voting and dispositive power as to 54,600 shares; and Owl Creek II, L.P. reported shared voting and dispositive power as to 447,900 shares.
(9)	Reported sole voting and dispositive power.
(10)	Craig Effron and Curtis Schenker reported shared voting and dispositive power as to 1,593,300 shares; Scoggin Capital Management, L.P. II reported sole voting and dispositive power as to 625,000 shares; Scoggin International Fund, Ltd. reported sole voting and dispositive power as to 675,000 shares; Scoggin Worldwide Fund, Ltd. reported sole voting and dispositive power as to 100,800 shares; and Scoggin LLC reported sole voting and dispositive power as to 775,800 shares and shared voting and dispositive power as to 192,500 shares.
(11)	Daniel S. Loeb and Third Point LLC reported shared voting and dispositive power.

Certain persons were also known to us to have beneficial ownership of more than 5% of the outstanding shares of Series A $2.40 Cumulative Convertible Preferred Stock. These shares vote together with our common stock without regard to class on the matters expected to be voted upon at the Annual Meeting. None of the owners of Series A Preferred Stock own shares of Series A Preferred Stock having more than 1% of the combined voting power of our outstanding voting stock.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table shows how many shares of Ryerson common stock each non-employee director, each executive named in the Summary Compensation Table, and the directors and executive officers as a group owned on March 31, 2007.

None of the directors or executives owned any Series A Preferred Stock; the Company does not have director qualifying shares. Ownership means the right to direct the voting or the sale of the shares, even if those rights are shared with someone else as indicated in the footnotes to the table.

Name of Beneficial owner	Number of Shares or Amount of Securities Owned(1)		Percent of Class
Directors
Jameson A. Baxter	66,691	(2)	*
Richard G. Cline	27,269	(3)	*
Russell M. Flaum	9,559	(4)	*
James A. Henderson	47,296	(2)	*
Gregory P. Josefowicz	41,317	(2)	*
James R. Kackley	424	(5)	*
Dennis J. Keller	4,367	(4)	*
Martha Miller de Lombera	13,034	(6)	*
Neil S. Novich	655,201	(7)	2.1%
Jerry K. Pearlman	67,237	(8)	*
Anré D. Williams	17,084	(4)	*

Named Executives
Jay M. Gratz	261,165	(9)	*
Gary J. Niederpruem	236,029	(10)	*
James M. Delaney	73,762	(11)	*
Stephen E. Makarewicz	88,794	(12)	*
All Directors and Executives as a Group	1,848,383	(13)	6.5%

*	Less than 1.0%
(1)	Shares reported as “subject to option” are subject to stock options exercisable on or prior to May 30, 2007.
(2)	Includes 19,590 shares subject to option and 377 shares payable or deferred under the Ryerson Directors’ Compensation Plan and subject to forfeiture.
(3)	Includes 1,870 shares subject to option and 377 shares payable under the Ryerson Directors’ Compensation Plan and subject to forfeiture.
(4)	Includes 377 shares payable or deferred under the Ryerson Directors’ Compensation Plan and subject to forfeiture.
(5)	Includes 283 shares deferred under the Ryerson Directors’ Compensation Plan and subject to forfeiture.
(6)	Includes 800 shares subject to option and 377 shares payable under the Ryerson Directors’ Compensation Plan and subject to forfeiture.
(7)	Includes 655,201 shares subject to option, 15,000 shares subject to forfeiture under the Ryerson 2002 Incentive Stock Plan, and 25 shares held by family members.
(8)	Includes 10,750 shares subject to option and 377 shares payable or deferred under the Ryerson Directors’ Compensation Plan and subject to forfeiture.
(9)	Includes 226,498 shares subject to option, 8,490 shares held in trust for family members, and 16,700 shares subject to forfeiture under the Ryerson 2002 Incentive Stock Plan.
(10)	Includes 211,065 shares subject to option and 5,000 shares subject to forfeiture under the Ryerson 2002 Incentive Stock Plan.
(11)	Includes 60,193 shares subject to option and 3,000 shares subject to forfeiture under the Ryerson 2002 Incentive Stock Plan.

(12)	Includes 75,000 shares subject to option and 5,000 shares subject to forfeiture under the Ryerson 2002 Incentive Stock Plan.
(13)	Includes 1,414,879 shares subject to option, 8,765 shares held by members of executives’ families and 64,540 shares subject to forfeiture.

In addition to the stock owned by the executive officers and reported above, the executive officers own phantom stock units in the Ryerson Nonqualified Savings Plan. The table below shows how many phantom stock units the executives named in the Summary Compensation Table and executive officers as a group owned in their accounts in that Plan on March 31, 2007.

Participant	Number of Phantom Stock Units Held for Participant’s Account
Neil S. Novich	36,752.84
Jay M. Gratz	24,073.93
Gary J. Niederpruem	11,789.83
James M. Delaney	2,988.64
Stephen E. Makarewicz	4,813.64
All Executives as a Group	87,350.13

The Ryerson Supplemental Savings Plan is an unfunded nonqualified supplemental benefit plan. Employees who make the maximum annual 401(k) contributions to the Ryerson Savings Plan allowed by the Internal Revenue Code can choose to make additional contributions of their base salary to this supplemental plan, and to receive the same level of Company contributions and allocations for those salary deferrals that they would have received in the Ryerson Savings Plan if the IRS limits did not exist. The participants in the Ryerson Supplemental Savings Plan choose whether to have their deferral accounts credited with interest at the rate earned by a specific investment fund in the Company’s Savings Plan (a 401(k)/profit-sharing plan), or to have all or a portion of this deferred compensation accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on an equivalent number of shares of the Company’s common stock. The accounts are payable only after termination of employment and only in cash. The plan is not funded and has no Company or employee assets set aside for it, so employees’ accounts are subject to the claims of the Company’s creditors if the Company becomes insolvent or files for bankruptcy. Additional information on this plan is presented above in “COMPENSATION DISCUSSION AND ANALYSIS – Retirement Benefits – Retirement Plans,” “EXECUTIVE COMPENSATION” “ — 2006 Summary Compensation Table,” “ – 2006 Grants of Plan-Based Awards Table,” and “—2006 Nonqualified Deferred Compensation – Supplemental Savings Plan.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

The Company is not aware of any transaction required to be reported as a related party transaction since January 1, 2006, for which the Company’s policies and procedures did not require review, approval or ratification or for which such policies and procedures were not followed. The Company’s policies and procedures are discussed below.

Review, Approval or Ratification of Transactions with Related Parties

The Company has several written policies covering review and approval of transactions that are reportable as related party transactions, primarily its policies regarding approval of capital appropriations, approval of capital dispositions, conflicts of interest, corporate opportunities and insider trading. The policies are available to employees on the Company’s intranet and also are summarized in the Company’s Code of Ethics and Business Conduct on the Company’s website www.ryerson.com. The Company also performs certain procedures at least annually to identify possible related party transactions in connection with each of the Nominating and Governance Committee’s review of directors’ and director-nominees’ independence and required related party disclosure.

Capital Appropriations and Capital Dispositions Policies

Any capital transaction that involves a related party must be reviewed by the Company’s Compliance Officer and the Law Department prior to any approval authorization by management, by a subsidiary’s board of directors, or by the Company’s Board of Directors. The Compliance Officer must report any transaction that involves a director or officer of the Company to the Board of Directors prior to any approval authorization. Covered capital transactions include all sales or exchanges, donations, abandonment by transfer of ownership, and grants of a license, lease or easement, regardless of the value of the transaction.

The capital policies apply to the Company, all of its subsidiaries, all employees and all non-employee members of the Company’s Board of Directors, “immediate family members” of directors and employees, and “related parties.” “Immediate family members” are spouses, parents, step-parents, children, step-children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-law, and any other person (other than a tenant or employee) sharing the household of a person subject to the policies. “Related parties” are members of a Director’s or employee’s immediate family or any corporation, partnership or entity of which any such person is an officer or a principal or in which the person has a 5% or greater interest.

Conflicts Of Interest Policy

The conflicts of interest policy requires that any situation that may present a conflict of interest must be immediately reported to the General Counsel and Compliance Officer or to the Company’s compliance hotline. The policy also prohibits all directors, officers and employees from being involved in situations that present or appear to present a conflict of interest.

The Compliance Officer, who is the Company’s General Counsel, is authorized to make determinations, after full disclosure of all the facts, that the personal business or financial interest reported does not conflict with the interest of the Company and its subsidiaries. The Compliance Officer may waive the conflict of interest, except for conflicts involving any director, executive officer or senior financial officer of the Company. Determinations involving any of the latter individuals can be made only by the Board of Directors or by the Audit Committee of the Board of Directors and must be disclosed to the public as required by the rules of the SEC and the NYSE. Senior financial officers include the controller and principal accounting officer, the treasurer, and the director of internal audit.

The conflicts of interest policy applies to all directors of the Company, all officers of the Company, and all employees of the Company and each of its subsidiaries, whether such persons act directly or indirectly, including through immediate family members, friends or associates. The policy requires:

•

annual written certification of compliance from all executive officers, senior financial officers, designated categories of employees, employees first promoted to an officer position or to designated employee categories, and all newly hired officers and employees in these categories; and

•

disclosure at the time of occurrence of any situations that reasonably would be expected to give rise to a conflict of interest or that might reasonably be perceived as a conflict of interest, for employees, to their immediate superior and to the General Counsel, or to the Company’s compliance hotline, and for directors, to the Company’s General Counsel, or to the Chairman of the Audit Committee, or to the Board of Directors.

The conflicts of interest policy applies to any fact situation, including but not limited to, personal business or financial interests with or in any business enterprise involving Company customers, suppliers and competitors, involving:

•	investments and ownership interests in non-publicly held customers, suppliers or vendors, or 1% ownership interest in public corporations with which the Company does business or competes;

•	business transactions with oneself, relatives or friends;

•	using non-public Company, customer or supplier information for personal gain or benefit to oneself, relatives or friends;

•

offering, soliciting or accepting payments, loans, guarantees of personal obligations, gifts, services, travel, entertainment or favors that go beyond common courtesy usually associated with business practices or which, in any case, are of more than nominal value from the Company, or arranged by the Company with a third party, or entering into any other personal formal transaction with a customer, supplier or competitors as a result of the director’s, officer’s or employee’s position with the Company (but this guideline does not prohibit arm’s-length transactions with banks, brokerage firms or other financial institutions);

•

competing or preparing to compete with the Company or holding a position with a competitor, customer or supplier, or providing services to any outside business enterprise that adversely affects the proper performance of work for the Company;

•	personal gains or benefits from opportunities discovered through or from the use of Company property, information or position;

•	using, leasing or purchasing real or personal property from the Company or any affiliated entity;

•	subcontracting work from the Company; and

•

serving as a director, officer, employee or consultant of any business enterprise that is a customer, supplier or competitor of the Company or any of its affiliates, or serving on a board of directors or trustees or on a committee of any entity whose interests reasonably would be anticipated to conflict with those of the Company.

Corporate Opportunities Policy

The corporate opportunities policy prohibits directors, officers and employees from taking personal advantage of opportunities that are discovered through the use of corporate property, information or position; from using Company property, information or position for personal gain; and from competing with the Company.

Individuals must report any business opportunity that falls within the Company’s business to the Compliance Officer, who will work with appropriate persons to determine whether the Company will pursue the business opportunity. If the Company waives its right to pursue the business opportunity, the individual would be able to pursue the business opportunity on the same terms and conditions as originally proposed and consistent with all other provisions and ethical guidelines described in the Company’s Code of Ethics and Business Conduct and policies. The Company did not make any such waivers in 2006.

Insider Trading Policy

The Company’s Law Department must review and give prior approval to any transaction by a director or an executive officer that involves Company stock. The policy also prohibits trading during retirement fund blackout periods if plan participants are temporarily prevented in trading in company securities in their retirement plan accounts and prohibits short sales of Company securities. The Law Department review assesses whether the proposed transaction complies with applicable statutory and regulatory provisions of the law and with the Company’s policies and procedures.

Transaction Reviews

At least annually, the Company’s Law Department reviews accounts payable and accounts receivable reports to identify any Company and subsidiary transactions with directors and their associates. The Law Department also reviews all charitable donations made by the Company to determine whether the Company has donated to any charitable organization with which a director or executive officer is involved as an executive or board member. Associates include all entities with which any directors are associated as an employee, officer, director, owner, trustee or other capacity, and subsidiaries and affiliates of those entities. Every director and every executive officer of the Company also must complete an annual written Directors’ and Officers’ Questionnaire, prepared in connection with the Annual Meeting of Stockholders, which requires disclosure of all transactions, including those involving “immediate family members,” associates and charitable organizations. The Corporate Secretary reports the results of these reviews to the Nominating and Governance Committee for its assessment of the independence of directors.

CORPORATE GOVERNANCE GUIDELINES

The Board of Directors has adopted Corporate Governance Guidelines that govern the structure and functioning of the Board and set out its policies on a number of governance issues. A current copy of the Company’s Corporate Governance Guidelines is available on our website at www.ryerson.com, under Investor Information. A print copy of the Corporate Governance Guidelines is available to any stockholder who requests it.

DIRECTOR INDEPENDENCE

The Corporate Governance Guidelines require that a substantial majority of the Board of Directors consist of independent directors. In general, the Guidelines require that an independent director must have no material relationship with Ryerson, directly or indirectly, except as a director, and must be free of any relationship that interferes with his or her independence from management and the Company. The Board first determines independence on the basis of the standards specified by the NYSE.

The NYSE standards generally provide that a director is not independent if (1) within the last three years the director is or has been an employee of, or a member of the director’s immediate family is or has been an executive of, Ryerson; (2) the director or a member of the director’s immediate family has received, during any 12-month period within the last three years, more than $100,000 in direct compensation from Ryerson other than for service as a director or a pension or other deferred compensation for prior services (that is not contingent on continued service); (3) the director, or a member of the director’s immediate family, is a current partner of Ryerson’s independent registered public accounting firm, Ernst & Young LLP; (4) the director is a current employee of Ernst & Young; (5) an immediate family member of a director is a current employee of Ernst & Young and participates in its audit, assurance or tax compliance (but not tax planning) practice; (6) the director or an immediate family member was, within the last three years (but is no longer), a partner or employee of the Company’s independent registered public accounting firm and personally worked on Ryerson’s audit in that time; (7) the director or a member of the director’s immediate family is, or has been in the past three years, employed as an executive of a company where a Ryerson executive at the same time serves or served on the compensation committee; or (8) the director is a current employee, or a member of the director’s immediate family is a current executive, of a company that has made payments to, or received payments from, Ryerson in an amount that, in any of the past three fiscal years, exceeds the greater of $1 million or 2% of that other company’s consolidated gross revenues.

Ryerson’s Corporate Governance Guidelines also provide that a director is not independent if the director serves as an executive of a tax-exempt organization to which Ryerson has made a contribution in the past three years which in any single fiscal year exceeded the greater of $1 million or 2% of the tax-exempt organization’s consolidated gross revenues.

The Board has reviewed business, charitable and other relationships between Ryerson and each of the non-employee directors who served as a director in 2006 to determine compliance with the independence standards described above and to evaluate whether there are any other facts or circumstances that might impair a director’s independence. The review includes a review of aggregate purchases and sales and/or all contracts, arrangements or contributions between Ryerson and any entity and affiliates for which a director or an immediate family member of the director, as defined by the SEC, is an employee, director, trustee, consultant, or holds a 5% or more direct or indirect ownership interest. The Nominating and Governance Committee and Board were aware, prior to the initial election of Russell M. Flaum to the Board of Directors, that he was and continues to be an executive officer of Illinois Tools Works, which has been a customer of the Company for a number of years and which continues to purchase materials from the Company in the ordinary course of business and on usual trade terms. The Nominating and Governance Committee and the Board considered, with regard to Mr. Flaum, the aggregate value of metals purchases made by Illinois Tool Works and its subsidiaries from the Company’s subsidiaries in each of 2004, 2005, and 2006, which value was less than 2% of Illinois Tool Works consolidated gross revenues in each year. Mr. Flaum receives no remuneration or personal benefit from the transactions. Based on its review, the Board was not aware of any other business or other relationship that might bear on directors’ independence and has affirmatively determined that each director who served in 2006, other than Neil S. Novich, who is an employee, is independent from and has no material relationship with Ryerson.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firms for the 2006 and 2005 fiscal years for professional services rendered for the integrated audit of the Company’s annual financial statements, reviews of its quarterly financial statements and audit of management’s assessment of and the effectiveness of its internal control over financial reporting were as follows:

Year	Amount	Firm
2006	$ 2.988 million	Ernst & Young
2005	$ 3.55 million	PricewaterhouseCoopers

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firms for the 2006 and 2005 fiscal years for assurance and related services are presented below.

Year	Amount	Firm	Services
2006	$0.37 million	Ernst & Young	Due diligence in connection with investment in foreign joint venture
2005	$0.32 million	PricewaterhouseCoopers	Employee benefit plan audits and filings, financial compliance verification, SEC registration statement filings related to our financing transactions, review of SEC comment letters and other compliance-related matters

Tax Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by each of the Company’s independent registered public account firms related to permissible tax services are presented below:

Year	Amount	Firm	Services
2006	$0.03 million	Ernst & Young	Tax assistance with regard to the Company’s entry into a joint venture in China
2005	$0.13 million	PricewaterhouseCoopers	Tax compliance and preparation, including assistance with requests for change in tax accounting methods with the Internal Revenue Service, expediting tax refund claims, and providing support for the preparation of tax returns

All Other Fees

In 2006, there were no fees billed by Ernst & Young for services provided other than those described in the three preceding paragraphs. In 2005, there were $1,500 of aggregate fees billed by PricewaterhouseCoopers for research material.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. The Committee also has delegated authority to its Chair to approve these services; the Chair reports these approvals to the Committee at the next scheduled meeting. The Audit Committee or its Chair approved all services provided by the Company’s independent registered public accounting firm described above under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees.” No required pre-approvals were waived or approved after the services commenced. Before approving the services described under “Tax Fees” and “All Other Fees” above, the Audit Committee reviewed whether the independent registered public accounting firm could provide those services and maintain its independence.

Other Policies

The Audit Committee has adopted policies to assure the independence of the Company’s independent registered public accounting firm, including policies on employment of audit firm employees and audit partner rotation.

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

RYERSON INC.

Date: April 30, 2007	By:	/s/ Jay M. Gratz
Jay M. Gratz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Stockholders may obtain a copy of Ryerson Inc.’s Amendment No. 1 on Form 10-K/A for 2006 (excluding exhibits) without charge by making a request in writing to Investor Relations Department, 2621 West 15th Place, Chicago, IL 60608. The Company will furnish any exhibit upon request upon payment of $5.00 for each exhibit requested.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	3.50% Convertible Senior Notes due 2024

(a)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.3	8 1 / 4 % Senior Notes due 2011

(a)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 144A 8 1 / 4 % Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d)	Specimen of Regulation S 8 1 / 4 % Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4	Credit Facility

(a)	Second Amended and Restated Credit Agreement, dated as of January 26, 2007, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent (+)

(b)	Second Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 26, 2007 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent (+)

(c)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
(d)	First Amendment to Amended and Restated Canadian Guarantee and Security Agreement, made as of January 26, 2007, among Ryerson Canada, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (+)

4.5	Receivables Securitization Facility

(a)	Receivables Sale and Servicing Agreement dated as of January 26, 2007 by and among certain originators party thereto, Ryerson Funding LLC, as Buyer, Joseph T. Ryerson & Son, Inc., as Servicer, and Ryerson Inc., as Parent (+)

(b)	Receivables Funding and Administration Agreement dated as of January 26, 2007, by and among Ryerson Funding LLC, as Borrower, the lenders party thereto, the group agents thereto, General Electric Capital Corporation, as Structuring Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (+)

10.1*	Employment/Severance, Noncompete Agreements

(a)*	Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 and as amended through March 10, 2007 between the Company and Neil S. Novich

(b)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Employment Agreement dated February 28, 2007 between the Company and Stephen E. Makarewicz (+)

10.2*	Severance Agreements

(a)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

(d)-1*	Form of Senior Executive Change in Control Agreement (+)

(d)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.2(d)-1 (+)

(e)-1*	Form of Executive Change in Control Agreement (+)

(e)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10.2(e)-1 (+)

10.3*	Stock Plans

(a)-1*	Ryerson 2002 Incentive Stock Plan, as amended (+)

(a)-2*	Form of pre-2007 restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
(a)-3*	Form of post-2006 restricted stock award agreement (+)

(a)-4	Form of pre-2007 performance award agreement (+)

(a)-5*	Schedule of 2007 performance stock unit awards to named executive officers (+)

(a)-6*	Form of 2007 performance stock unit award (+)

(b)*	Schedule of special incentive awards to certain named executive officers (+)

(c)*	Ryerson 1999 Incentive Stock Plan, as amended (+)

(d)*	Ryerson 1996 Incentive Stock Plan, as amended (+)

(e)*	Ryerson 1995 Incentive Stock Plan, as amended (+)

(f)-1*	Directors’ Compensation Plan, as amended through November 28, 2006 (+)

(f)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.4*	Annual Incentive Plan

(a)*	Ryerson Annual Incentive Plan, as amended

(b)*	2007 Performance Measures for Annual Incentive Plan (+)

10.5*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended (+)

10.6*	Ryerson Nonqualified Savings Plan, as amended (+)

10.7*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (+)

10.8*	Form of Indemnification Agreement, between the Company and the parties listed on the schedule thereto (+)

10.8(a)*	Schedule to Form of Indemnification Agreement referred to in Exhibit 10.8 (+)

10.9*	Named Executive Officer Merit Increases effective January 28, 2007 (+)

10.10*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Excerpt of Company’s Directors and Officers Insurance Policy (+)

21	List of Certain Subsidiaries of the Registrant (+)

23.l	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (+)

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (+)

24	Powers of Attorney (+)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
+	Previously filed with the registrant’s 2006 Form 10-K