Form 10-Q
period 2007-03-31
RYERSON INC.
filed 2007-05-02
CIK 790528

First Quarter – 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,516,304 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of April 30, 2007.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
NET SALES	$1,663.2	$1,447.8
Cost of materials sold	1,407.4	1,225.2

GROSS PROFIT	255.8	222.6
Warehousing, delivery, selling, general and administrative	184.5	176.2
Restructuring and plant closure costs	1.7	0.3
Gain on the sale of assets	—	(21.0)

OPERATING PROFIT	69.6	67.1
Other income and expense, net	0.1	0.2
Interest and other expense on debt	(24.5)	(15.0)

INCOME BEFORE INCOME TAXES	45.2	52.3
PROVISION FOR INCOME TAXES	17.1	19.9

NET INCOME	28.1	32.4
DIVIDENDS ON PREFERRED STOCK	0.1	0.1

NET INCOME APPLICABLE TO COMMON STOCK	$28.0	$32.3

EARNINGS PER SHARE OF COMMON STOCK
Basic	$1.06	$1.26

Diluted	$0.91	$1.12

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$28.1	$32.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10.1	9.8
Stock-based compensation	12.1	2.1
Deferred income taxes	2.5	4.0
Deferred employee benefit cost	0.8	6.2
Excess tax benefit from stock-based compensation	(1.2)	(2.8)
Gain on the sale of assets	—	(21.0)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(193.0)	(119.7)
Inventories	250.6	(3.9)
Other assets	(1.5)	2.2
Accounts payable	33.8	69.3
Accrued liabilities	(6.3)	(19.0)
Accrued taxes payable	0.1	3.0
Other items	1.6	0.3

Net adjustments	109.6	(69.5)

Net cash provided by (used in) operating activities	137.7	(37.1)

INVESTING ACTIVITIES:
Capital expenditures	(11.6)	(7.8)
Proceeds from sales of assets	—	50.2
Proceeds from sales of property, plant and equipment	0.9	2.7

Net cash provided by (used in) investing activities	(10.7)	45.1

FINANCING ACTIVITIES:
Proceeds from credit and securitization facility borrowings	875.0	405.0
Repayment of credit and securitization facility borrowings	(520.0)	(200.2)
Net short-term proceeds/(repayments) under credit facility	(516.4)	(222.9)
Credit and securitization facility issuance costs	(1.8)	(1.0)
Net increase in book overdrafts	15.7	0.4
Dividends paid	(1.4)	(1.3)
Proceeds from exercise of common stock options	2.8	7.1
Excess tax benefit from stock-based compensation	1.2	2.8

Net cash used in financing activities	(144.9)	(10.1)

Net decrease in cash and cash equivalents	(17.9)	(2.1)
Effect of exchange rate changes on cash	—	—

Net change in cash and cash equivalents	(17.9)	(2.1)
Cash and cash equivalents—beginning of period	55.1	27.4

Cash and cash equivalents—end of period	$37.2	$25.3

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$13.2	$10.9
Income taxes, net	16.6	5.0

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.2	$55.1
Receivables less provision for allowances, claims and doubtful accounts of $17.6 and $15.4, respectively	836.7	643.3
Inventories	878.6	1,128.6
Prepaid expenses and other current assets	18.6	12.8
Deferred income taxes	31.9	33.8

Total current assets	1,803.0	1,873.6

INVESTMENTS AND ADVANCES	57.9	57.0

PROPERTY, PLANT AND EQUIPMENT, at cost	778.0	772.9
Less: Accumulated Depreciation	375.2	371.8

Property, plant and equipment, net	402.8	401.1

DEFERRED INCOME TAXES	113.5	119.8
GOODWILL	59.7	59.7
OTHER ASSETS	21.5	26.1

Total Assets	$2,458.4	$2,537.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$305.1	$255.5
Salaries, wages and commissions	54.3	51.7
Other accrued liabilities	45.7	49.9
Short-term credit facility borrowings	35.0	81.8
Current portion of long term debt	175.0	—
Current portion of deferred employee benefits	14.6	14.6

Total current liabilities	629.7	453.5
LONG-TERM DEBT	835.2	1,124.7
DEFERRED EMPLOYEE BENEFITS	285.9	297.1
TAXES AND OTHER CREDITS	17.3	13.3

Total liabilities	1,768.1	1,888.6
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $1.00 par value; 15,000,000 shares authorized; issued—79,451 shares at March 31, 2007 and December 31,2006 for all series; aggregate liquidation value of $3.5 in 2007 and 2006	0.1	0.1
COMMON STOCK, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares at March 31, 2007 and December 31, 2006	50.6	50.6
CAPITAL IN EXCESS OF PAR VALUE	829.9	831.7
RETAINED EARNINGS	559.9	534.8
TREASURY STOCK at cost—Common stock of 23,914,950 shares at March 31, 2007 and 24,093,615 shares at December 31, 2006	(695.7)	(701.1)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(54.5)	(67.4)

Total stockholders’ equity	690.3	648.7

Total Liabilities and Stockholders’ Equity	$2,458.4	$2,537.3

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1/FINANCIAL STATEMENTS

Ryerson Inc. (“Ryerson”), a Delaware corporation, formerly Ryerson Tull, Inc., conducts materials distribution operations in the United States through its wholly owned direct and indirect subsidiaries Joseph T. Ryerson & Son, Inc. (“JT Ryerson”) and Lancaster Steel Service Company, Inc., and in Canada through its indirect wholly owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company”.

Effective January 1, 2007, Ryerson’s operating subsidiaries Integris Metals Ltd., a Canadian federal corporation and Ryerson Canada, Inc., an Ontario corporation, were amalgamated as Ryerson Canada, Inc.

In addition to our United States and Canadian operations, we conduct materials distribution operations in Mexico through Coryer, S.A. de C.V., a joint venture with G. Collado S.A. de C.V.; in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India; and in China through VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited, a Hong Kong Stock Exchange listed company.

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
Product Line	2007	2006
Stainless and aluminum	57%	51%
Carbon flat rolled	21	25
Bars, tubing and structurals	9	10
Fabrication and carbon plate	8	8
Other	5	6

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and March 31, 2006 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2/INVENTORIES

The Company uses the last-in; first-out (LIFO) method of valuing inventory. An actual computation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Inventories, at stated LIFO value, were classified as follows:

	March 31, 2007	December 31, 2006
	(In millions)
In process and finished products	$878.6	$1,128.6

The difference between replacement cost of inventory as compared to the stated LIFO value was $513 million and $504 million at March 31, 2007 and December 31, 2006, respectively. Approximately 83% and 88%

of inventories are accounted for under the LIFO method at March 31, 2007 and December 31, 2006, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

During the first quarter of 2007, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases, the effect of which decreased cost of goods sold by approximately $18.3 million and increased net income by approximately $11.1 million or $0.36 per diluted share.

NOTE 3/LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in millions)
Credit Facility	$285.2	$881.5
Securitization Facility	435.0	—
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4 % Senior Notes due 2011	150.0	150.0

Total debt	1,045.2	1,206.5
Less:
Short-term credit facility borrowings	35.0	81.8
3.50% Convertible Senior Notes due 2024	175.0	—

Total long-term debt	$835.2	$1,124.7

Credit Facility

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

At March 31, 2007, the Company had $285 million outstanding funded borrowing under its revolving credit agreement, $29 million of letters of credit issued under the credit facility and $436 million available under the $750 million revolving credit agreement, compared to $188 million available under the $1.1 billion revolving credit agreement on December 31, 2006. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.6 percent and 6.9 percent at March 31, 2007 and December 31, 2006, respectively.

Amounts outstanding under the Amended Credit Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary that is a borrower, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) and the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

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

Borrowings under the Amended Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables (excluding U.S. receivables), lockbox accounts and related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries of the Borrower that act as guarantors.

In addition to funded borrowings under the Credit Facility, the Credit Facility Agreement also provides collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and the 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company would be prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date (except from the proceeds of new debt or equity) and would be limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Amended Credit Facility also contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Amended Credit Facility also requires that, if availability under the Amended Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and includes defaults upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

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

Securitization Facility

On January 26, 2007, Ryerson Funding LLC (the “SPV”), a wholly owned special purpose subsidiary of Joseph T. Ryerson & Son, Inc. (the “Originator’) entered into a 5-year, $450 million revolving securitization facility (the “Securitization Facility”). In connection with the Securitization Facility, the Originator will sell and/or contribute accounts receivables to the SPV. The SPV will thereafter make borrowings from the lenders secured by the receivables. The SPV’s purchase of receivables from the Originator is financed through the simultaneous borrowings from lenders secured by the purchased receivables, together with cash contributed to it by the Originator and advances made by the Originator under an inter-company note.

At March 31, 2007, the Company had outstanding borrowings of $435 million under the facility and $15 million available under the $450 million revolving securitization facility. The weighted average interest rate on the borrowings under the revolving securitization facility was 5.9 percent at March 31, 2007.

Amounts outstanding under the Securitization Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and the rate on corporate loans at large U.S. money center commercial banks), or a LIBOR rate, or a commercial paper rate based upon the sale of pooled commercial paper. The spread over the base rate is 2.0% and the spread over the LIBOR and for commercial paper is between 0.55% and 0.90%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

In addition to paying interest on outstanding principal, the Company (and certain of our subsidiaries that also are permitted to borrow under the facility) are required to pay a commitment fee of up to 0.35% of the daily average unused portion of the committed loans under the Securitization Facility (i.e., the difference between the commitment amount and the daily average balance of loans).

Borrowings under the Securitization Facility are secured by first-priority liens on all of the accounts receivables sold or contributed to the SPV by the Originator and related assets of the SPV. Availability of funding under the facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables by factors that take into account historical default and dilution rates, average days of sales outstanding and costs of the facility.

The Securitization Facility contains covenants that, among other things, restrict the SPV with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Securitization Facility includes defaults upon (among other things) the occurrence of a change of control of the SPV and a cross-default to other financing arrangements. The Company is currently in compliance with these covenants.

If the SPV or Originator becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Securitization Facility will become immediately due and payable.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the facility being recorded as interest expense.

$175 Million 3.50% Convertible Senior Notes due 2024

At March 31, 2007, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

As of March 31, 2007, the condition discussed in (1) above, had occurred as the last reported sale price of Ryerson’s common stock was greater than 125% of the conversion price for more than 20 of the trading days in the period of the 30 consecutive trading days ending on the last trading day of the quarter ending March 31, 2007, and as a result, the holders of the 2024 Notes have the right to convert their notes during the second quarter of 2007. None of the other triggering events have occurred. The Company does not anticipate that holders will exercise their right to convert the 2024 Notes, as the market price of the 2024 Notes is currently above the estimated conversion value. But in the event some or all of the 2024 Notes are converted, the Company believes that cash flow from operations and its Credit and Securitization Facilities described above will provide sufficient funds to repay the cash portion of the conversion. In the event all of the 2024 Notes were converted as of March 31, 2007, the Company would have issued approximately 3.8 million shares of common stock.

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

$150 Million 8  1/4% Senior Notes due 2011

At March 31, 2007, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. At March 31, 2007, the 2011 Notes did not have an investment grade rating.

Under the terms of the indentures governing the 2011 Notes, a change in control of the Company gives each note holder the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to accrued and unpaid interest plus, 101% of the principal amount of the 2011 Notes.

NOTE 4/STOCK-BASED COMPENSATION

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

	Three Months Ended March 31,
	2007	2006
	(In millions)
Stock-based compensation related to:
Performance awards	$8.6	$1.6
Grants of nonvested stock	1.3	0.3
Stock options granted to employees and directors	—	0.1
Supplemental savings plan	1.4	—
Stock appreciation rights	0.8	0.1

Stock-based compensation recognized in the statement of operations	$12.1	$2.1

The total tax benefit realized for the tax deduction for stock-based compensation was $1.2 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively.

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

Company Plans

The 2002 Incentive Stock Plan (“2002 Plan”), approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans (“1999 Plan” and “1995 Plan”, respectively), to officers and other key employees. As of March 31, 2007, a total of 470,949 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the grant date. Generally, options become exercisable over a three-year period, with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant.

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

Prior to the 2004-2005 director term, we paid a portion of the director annual base fee in stock options awarded to each non-employee director. Under the Directors’ Compensation Plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the grant date. Generally, options became exercisable over a one-year period, with one-half becoming fully exercisable six months after the date of grant. Options expire ten years from the date of grant. As of March 31, 2007, a total of 59,911 shares were available for future grants.

Supplemental Savings Plan

The Company’s nonqualified unfunded supplemental savings plan allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Code to the savings plan to make additional contributions of their base salary exceeding the IRS-allowed limits to the nonqualified supplemental savings plan and to receive the same level of benefits (including a credit for Company matching contributions) they would have received if those IRS limits did not exist. The nonqualified supplemental savings plan allows deferred amounts to be credited with interest at the rate paid by the qualified savings plan’s most restrictive fund, the Managed Income Portfolio Fund II (or successor fund), or to be accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on an equivalent number of Company common stock. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s stock at the time of payment. The phantom stock units are classified as liability awards. As of March 31, 2007, there were 87,941 outstanding phantom stock units with a fair value of $3.5 million.

Summary of Assumptions and Activity

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. A summary of the performance awards as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	1,783,238	$20.62
Nonvested shares granted	654,000	31.15
Vested	—	—
Forfeited	(14,584)	29.75

Nonvested at March 31, 2007	2,422,654	$23.41

As of March 31, 2007, there was $32.5 million of total unrecognized compensation cost related to nonvested performance awards; that cost is expected to be recognized over a weighted average period of 2.6 years.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. A summary of the nonvested restricted stock as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	127,015	$18.46
Nonvested shares granted	28,424	32.35
Vested	(18,726)	16.18
Forfeited	(8,000)	24.36

Nonvested at March 31, 2007	128,713	$21.49

As of March 31, 2007, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted stock; that cost is expected to be recognized over a weighted average period of 1.3 years. The fair value of shares vested during the three months ended March 31, 2007, was $0.6 million.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. A summary of option activity as of March 31, 2007, and changes during the three months then ended, is presented below:

Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In millions)
Outstanding at December 31, 2006	1,671,384	$13.77
Options granted	—	—
Exercised	(177,028)	16.03
Forfeited	—	—
Canceled or expired	(5,480)	22.55

Outstanding at March 31, 2007	1,488,876	$13.47	3.2	$38.9

Exercisable at March 31, 2007	1,488,876	$13.47	3.2	$38.9

The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $2.7 million and $9.1 million respectively. Substantially all of these options were exercised pursuant to sales plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Upon the exercise of options, the Company issues common stock from its treasury shares. Cash received from option exercises was $2.8 million. The tax benefit realized from stock options exercised during the quarters ended March 31, 2007 and 2006 was $2.7 million and $8.8 million, respectively.

As of March 31, 2007, there were 54,900 outstanding and exercisable SARs issued in tandem with an equivalent number of stock options with a fair value of $1.0 million. The SARs are classified as liability awards and expire in 2008. During the three months ended March 31, 2007, no SARs were granted, vested or forfeited.

NOTE 5/RETIREMENT BENEFITS

The Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”) in the fourth quarter of 2006. In addition to requirements for an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, SFAS 158 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

Prior to amendment by SFAS 158, an employer was required to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position or, if used consistently from year-to-year, as of a date not more than three months prior to that date. The Company used a September 30 measurement date when accounting for pension and other postretirement benefit plans prior to the transition to SFAS 158. SFAS 158 requires a change in measurement date to the fiscal year-end, effective December 31, 2008. The Company adopted the fiscal year end measurement date provisions of SFAS 158 during the first quarter of 2007. The change in the benefit plan’s measurement date from September 30, 2006 to December 31, 2006, resulted in the following changes to our consolidated balance sheet:

	March 31, 2007 Prior to SFAS 158 measurement date adoption	Impact of SFAS 158 measurement date adoption	March 31, 2007 After SFAS 158 measurement date adoption
	(In millions)
Deferred income taxes	$119	$(5)	$114
Deferred employee benefit obligations	(300)	14	(286)
Accumulated other comprehensive loss	66	(11)	55
Retained earnings	(562)	2	(560)

The following table summarizes the components of net periodic benefit cost for the three-month periods ended March 31, of 2007 and 2006 for the Ryerson Pension Plan and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$1	$1
Interest cost	10	10	3	3
Expected return on assets	(12)	(11)	—	—
Amortization of prior service cost	—	—	(1)	(2)
Recognized actuarial loss	2	3	—	1

Net periodic benefit cost	$1	$3	$3	$3

Contributions

We do not anticipate having required ERISA contributions for 2007, but may elect to make voluntary contributions to improve the funded ratio of the Ryerson Pension Plan. During April 2007, we made a $10 million voluntary contribution to our U.S. plans. We do not have an estimate of any additional voluntary contributions to our U.S. plans during the remainder of 2007 at this time.

NOTE 6/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the three-month period ended March 31, 2007:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Balance at December 31, 2006	$2.2	$1.3	$3.5
Restructuring charges	1.5	0.2	1.7
Cash payments	(0.9)	(0.4)	(1.3)

Balance at March 31, 2007	2.8	1.1	3.9

2007

In the first three months of 2007, we recorded a charge of $1.7 million due to workforce reductions resulting from our integration of Integris Metals, Inc. and Integris Metals Ltd. (collectively, “Integris Metals”). The charge consists of future cash outlays for employee-related costs of $1.5 million, including severance for 44 employees, and $0.2 million for future lease payments for closed facilities. Combined with the 2006 and 2005 restructuring charges, to date we have recorded a total charge of $9.7 million for workforce reductions related to our acquisition of Integris Metals. The March 31, 2007 accrued liability balance of $3.9 million will be paid primarily in 2007. We expect to record additional restructuring charges of $2 million to $3 million for workforce reductions, tenancy and other costs related to the acquisition of Integris Metals as the integration process continues primarily during the remainder of 2007.

2006

In 2006, we recorded a charge of $4.0 million primarily due to workforce reductions resulting from our integration of Integris Metals with Ryerson. The charge consisted of future cash outlays of $2.8 million for employee-related costs, including severance for 170 employees; non-cash costs totaling $1.0 million for pensions and other post-retirement benefits and $0.2 million for future lease payments for a closed facility. In 2006, we also recorded a charge of $0.5 million for other workforce reductions. The charge consisted of future cash outlays for employee-related costs, including severance for 16 employees.

NOTE 7/INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation the Company recognized a $0.8 million decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the consolidated balance sheet. Including the cumulative effect decrease, at the beginning of 2007, the Company had approximately $13.9 million of total gross unrecognized tax benefits. Of this total, $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Ryerson and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Substantially all state and local income tax matters have been concluded through 1999. However, a change by a state in subsequent years would result in an insignificant change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2003 for all significant foreign jurisdictions. Federal income tax returns for 2004 and 2005 are currently under examination and we anticipate completion by the end of 2007.

As stated above, the Company is subject to federal, state and foreign examinations. Due to the conclusion of examinations or closing of statute of limitations, the Company expects its unrecognized tax benefits as of January 1, 2007 could decrease by a range of $0 – $4.2 million over the next 12 months.

Ryerson’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.5 million accrued for interest at January 1, 2007.

NOTE 8/COMPREHENSIVE INCOME

The following sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Net income	$28.1	$32.4
Other comprehensive income:
Foreign currency translation adjustments	1.9	0.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax provision of $0.5 in 2007	0.8	—
Unrealized gain (loss) on derivative instruments, net of tax benefit of $0.2 in 2007 and tax provision of $0.4 in 2006	(0.4)	0.7

Total comprehensive income	$30.4	$33.5

Accumulated other comprehensive loss included the following:

	March 31, 2007	December 31, 2006
	(In millions)
Foreign currency translation adjustments	$12.9	$11.0
Benefit plan liabilities, net of tax	(67.1)	(78.5)
Unrealized gain (loss) on derivative instruments, net of tax	(0.3)	0.1

Total accumulated other comprehensive loss	$(54.5)	$(67.4)

NOTE 9/EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In millions, except per share data)
Basic earnings per share
Net income	$28.1	$32.4
Less preferred stock dividends	0.1	0.1

Net income available to common stockholders	$28.0	$32.3

Average shares of common stock outstanding	26.4	25.7

Basic earnings per share	$1.06	$1.26

Diluted earnings per share
Net income available to common stockholders	$28.0	$32.3
Effect of convertible preferred stock	0.1	0.1

Net income available to common stockholders and assumed conversions	$28.1	$32.4

Average shares of common stock outstanding—basic	26.4	25.7
Dilutive effect of stock options	0.7	1.0
Stock based compensation	0.6	0.3
Convertible notes and convertible preferred stock	3.0	2.0

Shares outstanding for diluted earnings per share calculation	30.7	29.0

Diluted earnings per share	$0.91	$1.12

During the three-month periods ended March 31, 2007 and March 31, 2006, all options outstanding were included in the computation of diluted earnings per share (“EPS”) because the options were dilutive.

Upon conversion of Ryerson’s 2024 Notes, the holders of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and Ryerson’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the first three months of 2007 and 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 2.9 million and 1.9 million potential shares to diluted shares outstanding, respectively. The maximum number of shares we may issue with respect to the 2024 Notes is 11,872,455.

NOTE 10/COMMITMENTS AND CONTINGENCIES

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

In the third quarter of 2003, Ryerson and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables us to provide expanded service capability in Mexico. We guaranteed the borrowings of Coryer under Coryer’s credit facility up to a maximum of $4.8 million. At March 31, 2007, the amount of the guaranty was $3.7 million.

NOTE 11/CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

In November 2004, Ryerson issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of Ryerson. In December 2004, Ryerson issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Procurement Corporation. The following condensed consolidating financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and March 31, 2006 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,090.2	$1,705.1	$(1,132.1)	$1,663.2
Cost of materials sold	—	1,078.6	1,460.9	(1,132.1)	1,407.4

Gross profit	—	11.6	244.2	—	255.8
Warehousing, delivery, selling, general and administrative	1.6	0.8	182.1	—	184.5
Restructuring and plant closure costs	—	—	1.7	—	1.7

Operating profit	(1.6)	10.8	60.4	—	69.6
Other income and expense, net	0.2	—	(0.1)	—	0.1
Interest and other expense on debt	(11.8)	—	(12.7)	—	(24.5)
Intercompany transactions:
Interest expense on intercompany loans	(20.7)	(1.5)	—	22.2	—
Interest income on intercompany loans	—	—	22.2	(22.2)	—

Income before income taxes	(33.9)	9.3	69.8	—	45.2
Provision for income taxes	(12.7)	3.7	26.1	—	17.1
Equity in earnings of subsidiaries	(49.3)	—	(5.6)	54.9	—

Net income	$28.1	$5.6	$49.3	$(54.9)	$28.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,142.7	$1,482.3	$(1,177.2)	$1,447.8
Cost of materials sold	—	1,130.3	1,272.1	(1,177.2)	1,225.2

Gross profit	—	12.4	210.2	—	222.6
Warehousing, delivery, selling, general and administrative	0.3	0.9	175.0	—	176.2
Restructuring and plant closure costs	—	—	0.3	—	0.3
Gain on the sale of assets	—	—	(21.0)	—	(21.0)

Operating profit	(0.3)	11.5	55.9	—	67.1
Other income and expense, net	0.1	—	0.1	—	0.2
Interest and other expense on debt	(8.9)	—	(6.1)	—	(15.0)
Intercompany transactions:
Interest expense on intercompany loans	(13.8)	(2.9)	(3.0)	19.7	—
Interest income on intercompany loans	0.5	0.2	19.0	(19.7)	—

Income before income taxes	(22.4)	8.8	65.9	—	52.3
Provision for income taxes	(9.5)	3.5	25.9	—	19.9
Equity in earnings of subsidiaries	(45.3)	—	(5.3)	50.6	—

Net income	$32.4	$5.3	$45.3	$(50.6)	$32.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$28.1	$5.6	$49.3	$(54.9)	$28.1

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	10.1	—	10.1
Stock-based compensation	1.2	—	10.9	—	12.1
Equity in earnings of subsidiaries	(49.3)	—	(5.6)	54.9	—
Deferred income taxes	13.6	—	(11.1)	—	2.5
Deferred employee benefit cost	(2.2)	—	3.0	—	0.8
Excess tax benefit from stock-based compensation	—	—	(1.2)	—	(1.2)
Change in:
Receivables	—	—	(193.0)	—	(193.0)
Inventories	—	—	250.6	—	250.6
Other assets	5.2	—	(6.7)	—	(1.5)
Intercompany receivable/payable	(55.8)	(45.6)	101.4	—	—
Accounts payable	(0.1)	14.3	19.6	—	33.8
Accrued liabilities	9.2	0.4	(15.8)	—	(6.2)
Other items	0.6	—	1.0	—	1.6

Net adjustments	(77.6)	(30.9)	163.2	54.9	109.6

Net cash provided by (used in) operating activities	(49.5)	(25.3)	212.5	—	137.7

INVESTING ACTIVITIES:
Capital expenditures	—	—	(11.6)	—	(11.6)
Loan to related companies	—	—	(25.8)	25.8	—
Loan repayment from related companies	—	12.0	1.0	(13.0)	—
Proceeds from sales of property, plant and equipment	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	—	12.0	(35.5)	12.8	(10.7)

FINANCING ACTIVITIES:
Proceeds from credit and securitization facility borrowings	—	—	875.0	—	875.0
Repayment of credit and securitization facility borrowings	—	—	(520.0)	—	(520.0)
Net short-term proceeds/(repayments) under credit facility	5.0	—	(521.4)	—	(516.4)
Proceeds from intercompany borrowing	25.8	—	—	(25.8)	—
Repayment of intercompany borrowing	(12.0)	(1.0)	—	13.0	—
Credit and securitization facility issuance costs	(1.4)	—	(0.4)	—	(1.8)
Net increase/(decrease) in book overdrafts	—	14.3	1.4	—	15.7
Dividends paid	(1.4)	—	—	—	(1.4)
Proceeds from exercise of common stock options	2.8	—	—	—	2.8
Excess tax benefit from stock-based compensation	—	—	1.2	—	1.2

Net cash provided by (used in) financing activities	18.8	13.3	(164.2)	(12.8)	(144.9)

Net increase (decrease) in cash and cash equivalents	(30.7)	—	12.8	—	(17.9)
Beginning cash and cash equivalents	31.7	—	23.4	—	55.1

Ending cash and cash equivalents	$1.0	$—	$36.2	$—	$37.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$32.4	$5.3	$45.3	$(50.6)	$32.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	9.8	—	9.8
Stock-based compensation	0.2	—	1.9	—	2.1
Equity in earnings of subsidiaries	(45.3)	—	(5.3)	50.6	—
Deferred income taxes	(14.2)	—	18.2	—	4.0
Deferred employee benefit cost/funding	—	—	6.2	—	6.2
Gain on sale of assets	—	—	(21.0)	—	(21.0)
Excess tax benefit from stock-based compensation	(2.8)	—	—	—	(2.8)
Change in:
Receivables	—	—	(119.7)	—	(119.7)
Inventories	—	—	(3.9)	—	(3.9)
Other assets	2.8	—	(0.6)	—	2.2
Intercompany receivable/payable	29.0	(88.1)	59.1	—	—
Accounts payable	(1.0)	58.0	12.3	—	69.3
Accrued liabilities	6.8	0.4	(23.2)	—	(16.0)
Other items	5.5	—	(5.2)	—	0.3

Net adjustments	(19.0)	(29.7)	(71.4)	50.6	(69.5)

Net cash provided by (used in) operating activities	13.4	(24.4)	(26.1)	—	(37.1)

INVESTING ACTIVITIES:
Capital expenditures	—	—	(7.8)	—	(7.8)
Loan to related companies	—	—	(19.7)	19.7	—
Loan repayment from related companies	—	27.9	—	(27.9)	—
Proceeds from sale of assets	—	—	50.2	—	50.2
Proceeds from sales of property, plant and equipment	—	—	2.7	—	2.7

Net cash provided by (used in) investing activities	—	27.9	25.4	(8.2)	45.1

FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	—	405.0	—	405.0
Repayment of credit facility borrowings	—	—	(200.2)	—	(200.2)
Net short-term proceeds/(repayments) under credit facility	(14.0)	—	(208.9)	—	(222.9)
Proceeds from intercompany borrowing	19.7	—	—	(19.7)	—
Repayment of intercompany borrowing	(27.9)	—	—	27.9	—
Net increase/(decrease) in book overdrafts	—	(3.5)	3.9	—	0.4
Credit facility issuance costs	(1.0)	—	—	—	(1.0)
Dividends paid	(1.3)	—	—	—	(1.3)
Proceeds from exercise of common stock options	7.1	—	—	—	7.1
Excess tax benefit from stock-based compensation	2.8	—	—	—	2.8

Net cash provided by (used in) by financing activities	(14.6)	(3.5)	(0.2)	8.2	(10.1)

Net increase (decrease) in cash and cash equivalents	(1.2)	—	(0.9)	—	(2.1)
Beginning cash and cash equivalents	1.5	—	25.9	—	27.4

Ending cash and cash equivalents	$0.3	$—	$25.0	$—	$25.3

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1.0	$—	$36.2	$—	$37.2
Receivables less provision for allowances, claims and doubtful accounts	—	—	836.7	—	836.7
Inventories	—	—	878.6	—	878.6
Prepaid expenses and other current assets	8.0	—	18.6	(8.0)	18.6
Deferred income taxes	—	—	33.3	(1.4)	31.9
Intercompany receivable	154.8	274.3	—	(429.1)	—

Total Current Assets	163.8	274.3	1,803.4	(438.5)	1,803.0
Investments and advances	1,831.9	—	162.6	(1,936.6)	57.9
Intercompany notes receivable	—	—	1,025.8	(1,025.8)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	402.8	—	402.8
Deferred income taxes	61.3	—	52.2	—	113.5
Goodwill	—	—	59.7	—	59.7
Other assets	11.1	—	10.4	—	21.5

Total Assets	$2,068.1	$274.3	$3,516.9	$(3,400.9)	$2,458.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.3	$154.2	$149.6	$—	$305.1
Intercompany payable	—	—	429.1	(429.1)	—
Salaries, wages and commissions	—	—	54.3	—	54.3
Other current liabilities	17.5	6.4	45.8	(9.4)	60.3
Short term credit facility borrowings	—	—	35.0	—	35.0
Current portion of long term debt	175.0	—	—	—	175.0

Total Current Liabilities	193.8	160.6	713.8	(438.5)	629.7
Long-term debt	155.0	—	680.2	—	835.2
Long-term debt—Intercompany	1,016.8	9.0	—	(1,025.8)	—
Deferred employee benefits	3.6	—	282.3	—	285.9
Taxes and other credits	8.6	—	8.7	—	17.3

Total Liabilities	1,377.8	169.6	1,685.0	(1,464.3)	1,768.1

Commitments and contingencies
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other Stockholders’ Equity	639.6	104.7	1,820.1	(1,924.8)	639.6

Total Stockholders’ Equity	690.3	104.7	1,831.9	(1,936.6)	690.3

Total Liabilities and Stockholders’ Equity	$2,068.1	$274.3	$3,516.9	$(3,400.9)	$2,458.4

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$31.7	$—	$23.4	$—	$55.1
Receivables less provision for allowances, claims and doubtful accounts	—	—	643.3	—	643.3
Inventories	—	—	1,128.6	—	1,128.6
Deferred income taxes	—	—	36.5	(2.7)	33.8
Prepaid expenses and other current assets	10.1	—	12.8	(10.1)	12.8
Intercompany receivable	99.0	228.7	—	(327.7)	—

Total Current Assets	140.8	228.7	1,844.6	(340.5)	1,873.6
Investments and advances	1,769.5	—	156.1	(1,868.6)	57.0
Intercompany notes receivable	—	2.0	1,001.0	(1,003.0)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	401.1	—	401.1
Deferred income taxes	76.2	—	43.6	—	119.8
Goodwill	—	—	59.7	—	59.7
Deferred charges and other assets	14.9	—	11.2	—	26.1

Total Assets	$2,001.4	$230.7	$3,517.3	$(3,212.1)	$2,537.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.4	$125.6	$128.5	$—	$255.5
Intercompany payable	—	—	327.7	(327.7)	—
Salaries, wages and commissions	—	—	51.7	—	51.7
Other current liabilities	14.0	6.0	57.3	(12.8)	64.5
Short-term credit facility borrowings	—	—	81.8	—	81.8

Total Current Liabilities	15.4	131.6	647.0	(340.5)	453.5
Long-term debt	325.0	—	799.7	—	1,124.7
Long-term debt—intercompany	1,003.0	—	—	(1,003.0)	—
Taxes and other credits	7.1	—	6.2	—	13.3
Deferred employee benefits	2.2	—	294.9	—	297.1

Total Liabilities	1,352.7	131.6	1,747.8	(1,343.5)	1,888.6

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other stockholders’ equity	598.0	99.1	1,757.7	(1,856.8)	598.0

Total Stockholders’ Equity	648.7	99.1	1,769.5	(1,868.6)	648.7

Total Liabilities and Stockholders’ Equity	$2,001.4	$230.7	$3,517.3	$(3,212.1)	$2,537.3

NOTE 12/RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs and direct and indirect internal processing costs. The Company’s sales prices to its customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on the Company acquiring metals at competitive prices, on its ability to manage the impact of changing metals costs and to manage its internal and external processing costs.

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s financial results, which at the time did not include Integris Metals and J&F. The metals service center industry experienced a significant recovery starting in 2004 due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, consolidation in the steelmaking industry, and a rebound of the U.S. manufacturing sector, all of which combined to substantially increase metals selling prices from 2003 levels. During 2006, moderate growth occurred in all product lines. Prices trended upward, and, in particular, rose significantly in stainless steel products due to nickel surcharges. Through the date of this filing in 2007, short-term weakness existed due to excess inventory condition at the customers. However, market conditions in the second quarter of 2007 are expected to remain stable.

Results of Operations - Comparison of First Quarter 2007 to First Quarter 2006

For the first quarter of 2007, the Company reported consolidated net income of $28.1 million, or $0.91 per diluted share, as compared with net income of $32.4 million, or $1.12 per diluted share, in the year-ago quarter.

Included in the first quarter 2007 results is a pretax charge of $2.9 million, $1.7 million after-tax or $0.06 per diluted share, to write off the unamortized debt issuance costs of the $175 million 3.50% Convertible Senior Notes that was classified as short term debt as of March 31, 2007. These Notes are convertible during the second quarter of 2007. The first quarter of 2007 results also included a pre-tax charge of $2.7 million, $1.7 million after-tax or $0.05 per diluted share for fees associated with our prior credit facility upon entering into an amended revolving credit facility. The first quarter of 2007 also includes a pretax restructuring charge of $1.7 million, $1.0 million after tax or $0.03 per diluted share.

Included in the first quarter 2006 results is a pretax gain on sale of assets of $21 million, $12.7 million after-tax, or $0.44 per diluted share, from the sale of the Company’s three service centers serving the oil and gas industries.

The following table shows the Company’s percentage of sales revenue by major product lines for the first three months of 2007 and 2006:

	Percentage of Sales Revenue Three Months Ended March 31,
Product Line	2007	2006
Stainless and aluminum	57%	51%
Carbon flat rolled	21	25
Bars, tubing and structurals	9	10
Fabrication and carbon plate	8	8
Other	5	6

Total	100%	100%

Net Sales. Revenue for the first quarter of 2007 increased 14.9 percent to $1,663.2 million from the same period a year ago. Average selling price increased 18.4 percent, against the price levels in the first quarter of 2006. Volume for the first quarter of 2007 decreased 3.0 percent from the first quarter of 2006. The decrease in volume reflects the softness in the market compared to the year-ago period.

Gross profit. Gross profit increased by $33.2 million to $255.8 million in the first quarter of 2007. The significant inventory reduction during the first quarter of 2007 resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases. The LIFO liquidation gain was approximately $18 million in the first quarter of 2007. However, even with the $18 million LIFO liquidation gain, rising material costs, primarily in stainless steel, unfavorably impacted first quarter 2007 gross profit by a LIFO charge of approximately $14 million. Gross profit per ton of $307 in the first quarter of 2007 increased from $259 per ton in the year-ago quarter due to higher average selling prices year-over-year. Gross profit as a percent of sales in the first quarter of 2007 remained the same at 15.4 percent as a year ago.

Operating expenses. Total operating expenses increased by $30.7 million to $186.2 million in the first quarter of 2007 from $155.5 million a year ago. The increase was primarily due to the $21.0 million gain on the sale of assets in the first quarter of 2006. Excluding these gains, operating expenses increased by $9.7 million during the first quarter of 2007 compared to a year ago mainly as a result of higher stock-based compensation expense of $10.0 million. On a per ton basis, first quarter 2007 operating expenses increased to $224 per ton from $181 per ton in the year-ago period. Operating expenses in the year ago period were reduced by $24 per ton, due to the gain on sale of assets.

Operating profit. For the quarter, the Company reported an operating profit of $69.6 million, or $83 per ton, compared to an operating profit of $67.1 million, or $78 per ton, in the year-ago period, as a result of the factors discussed above.

Interest and other expense on debt. Interest and other expense on debt increased to $24.5 million from $15.0 million in the year-ago quarter, primarily due to the $2.9 million write off of unamortized debt issuance costs associated with the 2024 Notes that was classified as short term debt as of March 31, 2007 and the $2.7 million write off of debt issuance cost associated with our prior credit facility upon entering into an amended revolving credit facility. Higher credit facility and securitization facility borrowings also contributed to the increase in interest and other expense on debt in the first quarter of 2007 as compared to the same period in the prior year.

Provision for income taxes. In the first quarter of 2007 the Company recorded income tax expense of $17.1 million compared to a $19.9 million income tax expense in the first quarter of 2006. The effective tax rate was 37.8% in the first quarter of 2007 and 38.1% in the first quarter of 2006.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under its revolving credit and securitization facilities. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories, the selling and administrative costs of the business, and for capital expenditures.

The Company had cash and cash equivalents at March 31, 2007 of $37.2 million, compared to $55.1 million at December 31, 2006. At March 31, 2007, the Company had $1,045.2 million total debt outstanding, a debt-to-capitalization ratio of 60% and $451 million available under its revolving credit and securitization facilities.

Net cash generated by operating activities was $137.7 million in the three-month period ended March 31, 2007, primarily due to net income of $28.1 million, decrease in inventory of $250.6 million and increase in accounts payable of $33.8 million, partially offset by an increase in accounts receivable of $193.0 million. Accounts receivable was higher at March 31, 2007 as compared to December 31, 2006 reflecting higher average selling prices and tonnage volume in the first quarter of 2007 versus the fourth quarter of 2006. Inventory declined at March 31, 2007 as compared to December 31, 2006 due to continued efforts to reduce the amount of material on hand, partially offset by the slightly higher average metal prices in the first quarter of 2007.

Capital expenditures during the three-month period ended March 31, 2007 totaled $11.6 million compared to $7.8 million for the three-month period ended March 31, 2006. In 2006, the Company sold certain assets related to its U.S. oil and gas tubular alloy and bar alloy business generating cash proceeds of $50.2 million, and sold four exited facilities and other assets, generating cash proceeds of $2.7 million.

Net cash used in financing activities in the first three months of 2007 was $144.9 million, compared to $10.1 million for the three-month period ended March 31, 2006 primarily as a result of net borrowings under the Company’s revolving borrowing facilities. During the first quarter of 2007, the Company received $2.8 million of proceeds on the exercise of common stock options as compared to $7.1 million in the first quarter of 2006.

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

Total Debt

Total debt outstanding as of March 31, 2007 consisted of the following amounts: $285 million borrowing under the Amended Credit Facility, $435 million under the Securitization Facility, $175 million under the 2024 Notes and $150 million under the 2011 Notes. Availability at March 31, 2007 under the Amended Credit Facility and the Securitization Facility was $436 million and $15 million, respectively, or combined availability of $451 million, compared to $188 million available under the Credit Facility at December 31, 2006. Discussion of each of these borrowings follows.

Credit Facility

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

At March 31, 2007, the Company had $285 million outstanding funded borrowing under its revolving credit agreement, $29 million of letters of credit issued under the credit facility and $436 million available under the $750 million revolving credit agreement, compared to $188 million available under the $1.1 billion revolving credit agreement on December 31, 2006. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.6 percent and 6.9 percent at March 31, 2007 and December 31, 2006, respectively.

Amounts outstanding under the Amended Credit Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and JPMorgan Chase Bank’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary that is a borrower, a rate determined by reference to the Canadian base rate (the greater of the Federal Funds Rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) and the prime rate (the greater of the Canadian Dollar bankers’ acceptance rate plus 0.50% and JP Morgan Chase Bank’s Toronto Branch’s reference rate for Canadian Dollar loans in Canada) or an “acceptance fee” rate payable upon the sale of a bankers’ acceptance. The spread over the base rate is between 0.25% and 0.75% and the spread over the LIBOR and for the bankers’ acceptances is between 1.00% and 1.75%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

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

Borrowings under the Amended Credit Facility are secured by first-priority liens on all of the inventory, accounts receivables (excluding U.S. receivables), lockbox accounts and related assets (including proceeds) of the Company, other subsidiary borrowers and certain other U.S. and Canadian subsidiaries of the Borrower that act as guarantors.

In addition to funded borrowings under the Credit Facility, the Credit Facility Agreement also provides collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and the 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company would be prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date (except from the proceeds of new debt or equity) and would be limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

The Amended Credit Facility also contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Amended Credit Facility also requires that, if availability under the Amended Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and includes defaults upon (among other things) the occurrence of a change of control of the Company and a cross-default to other financing arrangements.

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

Securitization Facility

On January 26, 2007, Ryerson Funding LLC (the “SPV”), a wholly owned special purpose subsidiary of Joseph T. Ryerson & Son, Inc. (the “Originator’) entered into a 5-year, $450 million revolving securitization facility (the “Securitization Facility”). In connection with the Securitization Facility, the Originator will sell and/or contribute accounts receivables to the SPV. The SPV will thereafter make borrowings from the lenders secured by the receivables. The SPV’s purchase of receivables from the Originator is financed through the simultaneous borrowings from lenders secured by the purchased receivables, together with cash contributed to it by the Originator and advances made by the Originator under an inter-company note.

At March 31, 2007, the Company had outstanding borrowings of $435 million under the facility and $15 million available under the $450 million revolving securitization facility. The weighted average interest rate on the borrowings under the revolving securitization facility was 5.9 percent at March 31, 2007.

Amounts outstanding under the Securitization Facility bear interest, at our option, at a rate determined by reference to the base rate (the greater of the Federal Funds Rate plus 0.50% and the rate on corporate loans at large U.S. money center commercial banks) or a LIBOR rate, or a commercial paper rate based upon the sale of pooled commercial paper. The spread over the base rate is 2.0% and the spread over the LIBOR and for commercial paper is between 0.55% and 0.90%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

In addition to paying interest on outstanding principal, the Company (and certain of our subsidiaries that also are permitted to borrow under the facility) are required to pay a commitment fee of up to 0.35% of the daily average unused portion of the committed loans under the Securitization Facility (i.e., the difference between the commitment amount and the daily average balance of loans).

Borrowings under the Securitization Facility are secured by first-priority liens on all of the accounts receivables sold or contributed to the SPV by the Originator and related assets of the SPV. Availability of funding under the facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables by factors that take into account historical default and dilution rates, average days of sales outstanding and costs of the facility.

The Securitization Facility contains covenants that, among other things, restrict the SPV with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Securitization Facility includes defaults upon (among other things) the occurrence of a change of control of the SPV and a cross-default to other financing arrangements. The Company is currently in compliance with these covenants.

If the SPV or Originator becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Securitization Facility will become immediately due and payable.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the facility being recorded as interest expense.

$175 Million 3.50% Convertible Senior Notes due 2024

At March 31, 2007, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

As of March 31, 2007, the condition discussed in (1) above, had occurred as the last reported sale price of Ryerson’s common stock was greater than 125% of the conversion price for more than 20 of the trading days in the period of the 30 consecutive trading days ending on the last trading day of the quarter ending March 31, 2007, and as a result, the holders of the 2024 Notes have the right to convert their notes during the second quarter of 2007. None of the other triggering events have occurred. The Company does not anticipate that holders will exercise their right to convert the 2024 Notes, as the market price of the 2024 Notes is currently above the estimated conversion value. But in the event some or all of the 2024 Notes are converted, the Company believes that cash flow from operations and its Credit and Securitization Facilities described above will provide sufficient funds to repay the cash portion of the conversion. In the event all of the 2024 Notes were converted as of March 31, 2007, the Company would have issued approximately 3.8 million shares of common stock.

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

$150 Million 8  1/4% Senior Notes due 2011

At March 31, 2007, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. At March 31, 2007, the 2011 Notes did not have an investment grade rating.

Under the terms of the indentures governing the 2011 Notes, a change in control of the Company gives each note holder the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to accrued and unpaid interest plus, 101% of the principal amount of the 2011 Notes.

Pension Funding

At December 31, 2006, pension liabilities exceeded trust assets by $74 million after considering the effects of the plans’ measurement date change to December 31 (See Note 5, “RETIREMENT BENEFITS,” in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q). The Company anticipates that it will not have any required pension contribution funding under the Employee Retirement Income Security Act of 1974 (“ERISA”) in 2007 but could have sizable future pension contribution requirements for the Ryerson Pension Plan, into which the Integris Pension Plan was merged in 2005 and the Lancaster Steel Company pension plan was merged at December 31, 2006. In order to improve the funding level, the Company made a $10 million voluntary contribution to the Ryerson Pension Plan in April 2007. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit and Securitization Facilities described above will provide sufficient funds if the Company elects to make any additional voluntary contributions in 2007.

Contractual Obligations

The following table presents contractual obligations at March 31, 2007:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Long-Term Notes	$150	$—	$—	$150	$—
Convertible Senior Note	175	175	—	—	—
Credit Facility	285	—	—	285	—
Securitization Facility	435	—	—	435	—
Interest on Long-Term Notes, Convertible Senior Note, Credit Facility and Securitization Facility	380	63	126	114	77
Purchase obligations	185	185	—	—	—
Operating leases	82	22	27	15	18

Total	$1,692	$445	$153	$999	$95

•	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Outlook

During the second half of 2006, high inventory levels throughout the supply chain put downward pressure on industry and Company volume. These high inventories continued to affect the industry and the Company through the first quarter of 2007. However, the Company anticipates market conditions in the second quarter of 2007 to be stable. Pricing levels during 2006 increased as the year progressed largely due to the impact of rising nickel surcharges on stainless steel and the Company expects to see continued pricing volatility during 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In January 2006, the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through July 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”) and had an asset value of approximately $0.3 million at March 31, 2007.

In August 2006, the Company entered into forward agreements for $60 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through August 2009. These interest rate swaps were designated as cash flow hedges under SFAS 133 and had a liability value of approximately $0.6 million at March 31, 2007.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $7.8 million outstanding at March 31, 2007, and a liability value of $0.1 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of March 31, 2007 there were no significant outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,205 million at March 31, 2007 and $1,262 million at December 31, 2006, as compared with the carrying value of $1,045 million at March 31, 2007 and $1,207 million at December 31, 2006. Approximately 31.1% and 26.9% of the Company’s debt was at fixed rates of interest at March 31, 2007 and December 31, 2006, respectively. However, the Company has entered into interest rate swaps totaling $160 million of notional value, which effectively increases the fixed portion of debt to 46.4% of outstanding.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

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
Lily L. May
Vice President, Controller and Chief Accounting Officer

Date: May 2, 2007

EXHIBIT INDEX

Stockholders may obtain a copy of Ryerson Inc.’s Annual Report on Form 10-K for 2006 (excluding exhibits) without charge by making a request in writing to Investor Relations Department, 2621 West 15th Place, Chicago, IL 60608. The Company will furnish any exhibit upon payment of $5.00 for each exhibit requested.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.2	3.50% Convertible Senior Notes due 2024

(a)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.3	8 1/4% Senior Notes due 2011

(a)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 144A 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d)	Specimen of Regulation S 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4	Credit Facility

(a)	Second Amended and Restated Credit Agreement, dated as of January 26, 2007, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent (Filed as Exhibit 4.4(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
(b)	Second Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 26, 2007 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent (Filed as Exhibit 4.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(c)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)	First Amendment to Amended and Restated Canadian Guarantee and Security Agreement, made as of January 26, 2007, among Ryerson Canada, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (Filed as Exhibit 4.4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.5	Receivables Securitization Facility

(a)	Receivables Sale and Servicing Agreement dated as of January 26, 2007 by and among certain originators party thereto, Ryerson Funding LLC, as Buyer, Joseph T. Ryerson & Son, Inc., as Servicer, and Ryerson Inc., as Parent (Filed as Exhibit 4.5(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)	Receivables Funding and Administration Agreement dated as of January 26, 2007, by and among Ryerson Funding LLC, as Borrower, the lenders party thereto, the group agents thereto, General Electric Capital Corporation, as Structuring Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (Filed as Exhibit 4.5(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.1*	Employment/Severance, Noncompete Agreements

(a)*	Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 and as amended through March 10, 2007 between the Company and Neil S. Novich (Filed as Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K/A (Amendment No.1 to Form 10-K) for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(d)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Employment Agreement dated February 28, 2007 between the Company and Stephen E. Makarewicz (Filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.2*	Severance Agreements

(a)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

(d)-1*	Form of Senior Executive Change in Control Agreement (Filed as Exhibit 10.2(d)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117) and incorporated by reference herein.)

(d)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.2(d)-1 (Filed as Exhibit 10.2(d)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117) and incorporated by reference herein.)

(e)-1*	Form of Executive Change in Control Agreement (Filed as Exhibit 10.2(e)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117) and incorporated by reference herein.)

(e)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10.2(e)-1 (Filed as Exhibit 10.2(e)-2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117) and incorporated by reference herein.)

10.3*	Stock Plans

(a)-1*	Ryerson 2002 Incentive Stock Plan, as amended (Filed as Exhibit 10.3(a)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-2*	Form of pre-2007 restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-3*	Form of post-2006 restricted stock award agreement (Filed as Exhibit 10.3(a)-3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-4*	Form of pre-2007 performance award agreement (Filed as Exhibit 10.3(a)-4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(a)-5*	Schedule of 2007 performance stock unit awards to named executive officers (Filed as Exhibit 10.3(a)-5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Schedule of special incentive awards to certain named executive officers (Filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Ryerson 1999 Incentive Stock Plan, as amended (Filed as Exhibit 10.3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Ryerson 1996 Incentive Stock Plan, as amended (Filed as Exhibit 10.3(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Ryerson 1995 Incentive Stock Plan, as amended (Filed as Exhibit 10.3(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(f)-1*	Directors’ Compensation Plan, as amended through November 28, 2006 (Filed as Exhibit 10.3(f)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(f)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.4*	Annual Incentive Plan

(a)*	Ryerson Annual Incentive Plan, as amended (Filed as Exhibit 10.4(a) to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)*	2007 Performance Measures for Annual Incentive Plan (Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.5*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Nonqualified Savings Plan, as amended (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.7*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.8*	Form of Indemnification Agreement, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
10.8(a)*	Schedule to Form of Indemnification Agreement referred to in Exhibit 10.8 (Filed as Exhibit 10.8(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Named Executive Officer Merit Increases effective January 28, 2007 (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Excerpt of Company’s Directors and Officers Insurance Policy (Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement