Form 10-Q
period 2007-06-30
RYERSON INC.
filed 2007-08-01
CIK 790528

Second Quarter – 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,536,285 shares of the Company’s Common Stock ($1.00 par value per share) were outstanding as of July 31, 2007.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$1,617.8	$1,508.6	$3,281.0	$2,956.4
Cost of materials sold	1,379.4	1,275.7	2,786.8	2,500.9

GROSS PROFIT	238.4	232.9	494.2	455.5
Warehousing, delivery, selling, general and administrative	169.2	179.7	353.7	355.9
Restructuring and plant closure costs	1.7	0.4	3.4	0.7
Gain on the sale of assets	(2.2)	(0.6)	(2.2)	(21.6)

OPERATING PROFIT	69.7	53.4	139.3	120.5
Other income and (expense), net	(0.9)	(0.1)	(0.8)	0.1
Interest and other expense on debt	(15.2)	(15.8)	(39.7)	(30.8)

INCOME BEFORE INCOME TAXES	53.6	37.5	98.8	89.8
PROVISION FOR INCOME TAXES	15.5	15.3	32.6	35.2

NET INCOME	38.1	22.2	66.2	54.6
DIVIDENDS ON PREFERRED STOCK	—	—	0.1	0.1

NET INCOME APPLICABLE TO COMMON STOCK	$38.1	$22.2	$66.1	$54.5

EARNINGS PER SHARE OF COMMON STOCK
Basic	$1.44	$0.85	$2.50	$2.10

Diluted	$1.20	$0.76	$2.13	$1.88

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$66.2	$54.6

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19.7	19.7
Stock-based compensation	14.4	5.0
Deferred income taxes	10.3	12.3
Deferred employee benefit cost	(8.4)	8.5
Excess tax benefit from stock-based compensation	(1.3)	(4.4)
Restructuring and plant closure costs	0.5	—
Gain on the sale of property, plant and equipment and other assets	(2.2)	(21.6)
Change in operating assets and liabilities:
Receivables	(154.9)	(168.6)
Inventories	347.5	(117.6)
Other assets	3.8	(2.5)
Accounts payable	47.5	98.2
Accrued liabilities	(7.9)	(15.3)
Accrued taxes payable	(17.0)	1.9
Other items	1.7	2.1

Net adjustments	253.7	(182.3)

Net cash provided by (used in) operating activities	319.9	(127.7)

INVESTING ACTIVITIES:
Capital expenditures	(28.7)	(15.8)
Proceeds from sales of assets	—	54.3
Proceeds from sales of property, plant and equipment	12.5	3.2

Net cash provided by (used in) investing activities	(16.2)	41.7

FINANCING ACTIVITIES:
Proceeds from credit and securitization facility borrowings	1,035.0	785.0
Repayment of credit and securitization facility borrowings	(860.0)	(540.8)
Net short-term repayments under credit facility	(506.5)	(180.9)
Credit and securitization facility issuance costs	(1.8)	(1.0)
Net increase in book overdrafts	8.1	11.1
Dividends paid	(2.7)	(2.7)
Proceeds from exercise of common stock options	3.0	9.0
Excess tax benefit from stock-based compensation	1.3	4.4

Net cash provided by (used in) financing activities	(323.6)	84.1

Net decrease in cash and cash equivalents	(19.9)	(1.9)
Effect of exchange rate changes on cash	—	—

Net change in cash and cash equivalents	(19.9)	(1.9)
Cash and cash equivalents—beginning of period	55.1	27.4

Cash and cash equivalents—end of period	$35.2	$25.5

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$36.1	$25.7
Income taxes, net	42.7	18.9

See notes to condensed consolidated financial statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35.2	$55.1
Receivables less provision for allowances, claims and doubtful accounts of $17.2 and $15.4, respectively	806.2	643.3
Inventories	790.8	1,128.6
Prepaid expenses and other current assets	12.4	12.8
Deferred income taxes	20.6	33.8

Total current assets	1,665.2	1,873.6
INVESTMENTS AND ADVANCES	59.1	57.0
PROPERTY, PLANT AND EQUIPMENT, at cost	786.6	772.9
Less: Accumulated Depreciation	380.3	371.8

Property, plant and equipment, net	406.3	401.1
DEFERRED INCOME TAXES	116.9	119.8
GOODWILL	59.7	59.7
OTHER ASSETS	18.7	26.1

Total Assets	$2,325.9	$2,537.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$314.3	$255.5
Salaries, wages and commissions	59.4	51.7
Other accrued liabilities	31.7	49.9
Short-term credit and securitization facility borrowings	55.0	81.8
Current portion of long term debt	175.0	—
Current portion of deferred employee benefits	14.6	14.6

Total current liabilities	650.0	453.5
LONG-TERM DEBT	646.1	1,124.7
DEFERRED EMPLOYEE BENEFITS	276.3	297.1
TAXES AND OTHER CREDITS	10.7	13.3

Total liabilities	1,583.1	1,888.6
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $1.00 par value; 15,000,000 shares authorized; issued—74,451 shares at June 30, 2007 and 79,451 at December 31, 2006 for all series; aggregate liquidation value of $3.3 in 2007 and $3.5 in 2006	0.1	0.1
COMMON STOCK, $1.00 par value; authorized—100,000,000 shares; issued—50,556,350 shares at June 30, 2007 and December 31, 2006	50.6	50.6
CAPITAL IN EXCESS OF PAR VALUE	830.1	831.7
RETAINED EARNINGS	596.7	534.8
TREASURY STOCK at cost—Common stock of 23,888,933 shares at June 30, 2007 and 24,093,615 shares at December 31, 2006	(694.8)	(701.1)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(39.9)	(67.4)

Total stockholders’ equity	742.8	648.7

Total Liabilities and Stockholders’ Equity	$2,325.9	$2,537.3

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

Effective January 1, 2007, Ryerson’s operating subsidiaries Integris Metals Ltd., a Canadian federal corporation and Ryerson Canada, Inc., an Ontario corporation, were amalgamated as Ryerson Canada, Inc. Ryerson’s operating subsidiary Lancaster Steel Service Company, Inc., a New York corporation, was merged into JT Ryerson effective July 1, 2007.

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

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2007	2006	2007	2006
Stainless and aluminum	56%	53%	56%	52%
Carbon flat rolled	23	26	22	25
Bars, tubing and structurals	9	8	9	9
Fabrication and carbon plate	9	9	9	9
Other	3	4	4	5

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

Inventories, at stated LIFO value, were classified as follows:

	June 30, 2007	December 31, 2006
	(In millions)
In process and finished products	$790.8	$1,128.6

The difference between replacement cost of inventory as compared to the stated LIFO value was $561 million and $504 million at June 30, 2007 and December 31, 2006, respectively. Approximately 81% and 88% of inventories are accounted for under the LIFO method at June 30, 2007 and December 31, 2006, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost method.

During the six months ending June 30, 2007, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases, the effect of which decreased cost of goods sold by approximately $50 million and increased net income by approximately $30 million. During the three months ending June 30, 2007, the inventory liquidation decreased cost of goods sold by approximately $32 million and increased net income by approximately $19 million.

NOTE 3/LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In millions)
Credit Facility	$201.1	$881.5
Securitization Facility	350.0	—
3.50% Convertible Senior Notes due 2024	175.0	175.0
8 1/4 % Senior Notes due 2011	150.0	150.0

Total debt	876.1	1,206.5
Less:
Short-term credit facility borrowings	27.0	81.8
Short-term securitization facility borrowings	28.0	—
3.50% Convertible Senior Notes due 2024	175.0	—

Total long-term debt	$646.1	$1,124.7

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

At June 30, 2007, the Company had $201 million outstanding borrowings under its revolving credit agreement, $29 million of letters of credit issued under the credit facility and $520 million available under the $750 million revolving credit agreement, compared to $188 million available under the $1.1 billion revolving credit agreement on December 31, 2006. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.6 percent and 6.9 percent at June 30, 2007 and December 31, 2006, respectively.

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

In addition to funded borrowings under the Amended Credit Facility, the Credit Facility Agreement also provides collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Amended Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and the 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company would be prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date (except from the proceeds of new debt or equity) and would be limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

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

The lenders under the Amended Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Amended Credit Facility will become immediately due and payable.

Proceeds from Amended Credit Facility borrowings and repayments of Amended Credit Facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds (repayments) under the Amended Credit Facility represent borrowings under the Amended Credit Facility with original maturities less than three months.

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

At June 30, 2007, the Company had outstanding borrowings of $350 million under the facility and $98 million available under the $450 million revolving securitization facility. The weighted average interest rate on the borrowings under the revolving securitization facility was 6.0 percent at June 30, 2007.

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

$175 Million 3.50% Convertible Senior Notes due 2024

At June 30, 2007, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

As of June 30, 2007, the condition discussed in (1) above, had occurred as the last reported sale price of Ryerson’s common stock was greater than 125% of the conversion price for more than 20 of the trading days in the period of the 30 consecutive trading days ending on the last trading day of the quarter ending June 30, 2007, and as a result, the holders of the 2024 Notes have the right to convert their notes during the third quarter of 2007. None of the other triggering events have occurred. The Company does not anticipate that holders will exercise their right to convert the 2024 Notes, as the market price of the 2024 Notes is currently above the estimated conversion value. But in the event some or all of the 2024 Notes are converted, the Company believes that cash flows from operations and its Credit and Securitization Facilities described above will provide sufficient funds to repay the cash portion of the conversion. In the event all of the 2024 Notes were converted as of June 30, 2007, the Company would have issued approximately 3.5 million shares of common stock.

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

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2007, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. At June 30, 2007, the 2011 Notes did not have an investment grade rating.

Under the terms of the indentures governing the 2011 Notes, a change in control of the Company gives each note holder the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to accrued and unpaid interest plus 101% of the principal amount of the 2011 Notes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Stock-based compensation related to:
Performance awards	$2.1	$1.7	$10.7	$3.3
Grants of nonvested stock	0.4	1.2	1.7	1.5
Stock options granted to employees and directors	—	—	—	0.1
Supplemental savings plan	(0.1)	—	1.3	—
Stock appreciation rights	(0.1)	—	0.7	0.1

Stock-based compensation recognized in the statement of operations	$2.3	$2.9	$14.4	$5.0

The total tax benefit realized for the tax deduction for stock-based compensation was $1.3 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

Company Plans

The 2002 Incentive Stock Plan (“2002 Plan”), approved by stockholders on May 8, 2002, provides for the issuance, pursuant to options and other awards, of 2.5 million shares of common stock plus shares available for issuance under the 1999 and 1995 Incentive Stock Plans (“1999 Plan” and “1995 Plan”, respectively), to officers and other key employees. As of June 30, 2007, a total of 470,949 shares were available for future grants. Options remain outstanding and exercisable under the 1999 and 1995 Incentive Stock Plans; however, no further options may be granted under these plans. Under the various plans, the per share option exercise price may not be less than 100 percent of the fair market value per share on the grant date. Generally, options become exercisable over a three-year period, with one-third becoming fully exercisable at each annual anniversary of grant. Options expire ten years from the date of grant.

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

We pay the cash portion of the annual fee quarterly, prorating the quarterly payment if a director serves for part of a quarter, except that payment for the quarter is due in full upon the occurrence of a change in control during the quarter. We pay the stock portion as restricted stock issued at the beginning of the director’s term, with a prorata portion of those shares vesting at the end of each calendar quarter (or, for any shares otherwise vesting at the end of a calendar quarter, upon the consummation of a change in control during the quarter). The non-employee directors receive the same cash dividends on the restricted stock as do stockholders of our common stock. If a director leaves the Board early, he or she forfeits any shares that are still restricted, unless the Nominating and Governance Committee approves vesting of any unvested shares.

The non-employee directors can choose to defer payment of all or any portion of their fees into Ryerson stock equivalents with dividend equivalents or into a deferred cash account that earns interest at the prime rate in effect at JPMorgan Chase & Co. (or its successor). We pay the deferred amounts in from one to ten installments after the director leaves the Board.

Prior to the 2004-2005 director term, we paid a portion of the director annual base fee in stock options awarded to each non-employee director. Under the Directors’ Compensation Plan, the per share option exercise price was not less than 100 percent of the fair market value per share on the grant date. Generally, options became exercisable over a one-year period, with one-half becoming fully exercisable six months after the date of grant. Options expire ten years from the date of grant. As of June 30, 2007, a total of 43,058 shares were available for future grants.

Supplemental Savings Plan

The Company’s nonqualified unfunded supplemental savings plan allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Code to the savings plan to make additional contributions of their base salary exceeding the IRS-allowed limits to the nonqualified supplemental savings plan and to receive the same level of benefits (including a credit for Company matching contributions) they would have received if those IRS limits did not exist. The nonqualified supplemental savings plan allows deferred amounts to be credited with interest at the rate paid by the qualified savings plan’s most restrictive fund, the Managed Income Portfolio Fund II (or successor fund), or to be accounted for as phantom stock units, adjusted to reflect gains, losses and dividend equivalents on an equivalent number of Company common stock. Phantom stock units are not actual stock but are obligations of the Company to make subsequent payments to participants in an amount determined by the fair market value of the Company’s stock at the time of payment. The phantom stock units are classified as liability awards. As of June 30, 2007, there were 88,362 outstanding phantom stock units with a fair value of $3.3 million.

Summary of Assumptions and Activity

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. During January 2007, the Company granted 654,000 performance awards. A summary of the performance awards as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Performance Awards	Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	1,783,238	$20.62
Nonvested shares granted	654,000	31.15
Forfeited	(51,022)	25.34

Nonvested at June 30, 2007	2,386,216	$23.41

As of June 30, 2007, there was $28.1 million of total unrecognized compensation cost related to nonvested performance awards; that cost is expected to be recognized over a weighted average period of 2.3 years.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. A summary of the nonvested restricted stock as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	127,015	$18.46
Nonvested shares granted	43,634	34.82
Vested	(23,672)	19.14
Forfeited	(8,000)	24.36

Nonvested at June 30, 2007	138,977	$23.14

As of June 30, 2007, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted stock; that cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of shares vested during the six months ended June 30, 2007, was $0.8 million.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. A summary of option activity as of June 30, 2007, and changes during the six months then ended, is presented below:

Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In millions)
Outstanding at December 31, 2006	1,671,384	$13.77
Options granted	—	—
Exercised	(187,548)	16.00
Canceled or expired	(5,480)	22.55

Outstanding at June 30, 2007	1,478,356	$13.46	2.9	$35.8

Exercisable at June 30, 2007	1,478,356	$13.46	2.9	$35.8

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $3.0 million and $11.4 million, respectively. Substantially all of these options were exercised pursuant to sales plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Upon the exercise of options, the Company issues common stock from its treasury shares. Cash received from option exercises was $3.0 million and $9.0 million during the six months ended June 30, 2007 and 2006, respectively. The tax benefit realized from stock options exercised during the six months ended June 30, 2007 and 2006 was $1.2 million and $4.4 million, respectively.

As of June 30, 2007, there were 54,900 outstanding and exercisable SARs issued in tandem with an equivalent number of stock options with a fair value of $0.9 million. The SARs are classified as liability awards and expire in 2008. During the six months ended June 30, 2007, no SARs were granted, vested or forfeited.

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

Prior to amendment by SFAS 158, an employer was required to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position or, if used consistently from year-to-year, as of a date not more than three months prior to that date. The Company used a September 30 measurement date when accounting for pension and other postretirement benefit plans prior to the transition to SFAS 158. SFAS 158 requires a change in measurement date to the fiscal year-end, effective December 31, 2008. The Company adopted the fiscal year end measurement date provisions of SFAS 158 during the first quarter of 2007. The change in the benefit plan’s measurement date to December 31, 2006, resulted in the following changes to our consolidated balance sheet:

Impact of SFAS 158 measurement date adoption
(In millions)
Decrease in deferred income tax asset	$(5)
Decrease in deferred employee benefit obligations	14
Decrease in accumulated other comprehensive loss	(11)
Decrease in retained earnings	2

The following table summarizes the components of net periodic benefit cost for the three-month and six-month periods ended June 30, of 2007 and 2006 for the Ryerson Pension Plan and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$1	$1	$1
Interest cost	9	9	3	3
Expected return on assets	(12)	(11)	—	—
Amortization of prior service cost	1	1	(2)	(1)
Recognized actuarial loss	2	3	—	—

Net periodic benefit cost	$2	$3	$2	$3

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Components of net periodic benefit cost
Service cost	$3	$2	$2	$2
Interest cost	19	19	6	6
Expected return on assets	(24)	(22)	—	—
Amortization of prior service cost	1	1	(3)	(3)

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Recognized actuarial loss	4	6	—	1

Net periodic benefit cost	$3	$6	$5	$6

Contributions

We do not anticipate having required ERISA contributions for 2007, but may elect to make voluntary contributions to improve the funded ratio of the Ryerson Pension Plan. During April 2007, we made a $10 million voluntary contribution to our U.S. plans. We do not have an estimate of any additional voluntary contributions to our U.S. plans during the remainder of 2007 at this time.

NOTE 6/RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the six-month period ended June 30, 2007:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Balance at December 31, 2006	$2.2	$1.3	$3.5
Restructuring charges	2.7	0.7	3.4
Cash payments	(1.6)	(0.5)	(2.1)
Non-cash adjustments	—	(0.5)	(0.5)

Balance at June 30, 2007	$3.3	$1.0	$4.3

2007

In 2007, we recorded a charge of $1.7 million in the first quarter and $1.7 million in the second quarter due to workforce reductions and other tenancy obligations resulting from our integration of Integris Metals, Inc. and Integris Metals Ltd. (collectively, “Integris Metals”). Included in the charges are future cash outlays for employee-related costs of $2.7 million, including severance for 121 employees, and $0.2 million for future lease payments for closed facilities. Combined with the 2006 and 2005 restructuring charges, to date we have recorded a total charge of $11.9 million for workforce reductions related to our integration and consolidation of facilities and administrative functions. The June 30, 2007 accrued liability balance of $4.3 million will be paid primarily in 2007. We expect to record additional restructuring charges of $2 million to $3 million for workforce reductions, tenancy and other costs related to the consolidation of facilities and administrative function as the integration process continues primarily during the remainder of 2007.

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

NOTE 7/INCOME TAXES

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation the Company recognized a $0.8 million decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the consolidated balance sheet. Including the cumulative effect decrease, at the beginning of 2007, the Company had approximately $13.9 million of total gross unrecognized tax benefits. Of this total, $8.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Ryerson and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all state and local income tax matters have been concluded through 1999. However, a change by a state in subsequent years would result in an insignificant change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2003 for all significant foreign jurisdictions. The examination of the Company’s federal income tax returns for 2004 and 2005 was completed in the second quarter of 2007.

As a result of closing this examination, the Company recorded an income tax benefit of $4.6 million related to uncertain tax positions, a reduction of deferred tax liabilities and interest in the second quarter of 2007. The $13.9 million of total gross unrecognized tax benefits upon implementation were reduced $7.1 million to $6.8 million as of June 30, 2007. Of this total, $4.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods; the effect on the effective tax rate would be favorable. Subject to the conclusion of examinations or closing of statute of limitations, the Company does not expect to recognize any significant unrecognized tax benefits, if any, over the remainder of 2007.

Ryerson’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.5 million accrued for interest at January 1, 2007. Accrued interest decreased $0.9 million to $1.6 million as of June 30, 2007 due to closing an examination in the second quarter of 2007.

NOTE 8/COMPREHENSIVE INCOME

The following sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Net income	$38.1	$22.2	$66.2	$54.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	13.1	6.9	15.0	7.3
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss	0.8	—	1.6	—
Unrealized gain on derivative instruments	0.7	0.5	0.3	1.2

Total comprehensive income	$52.7	$29.6	$83.1	$63.1

Accumulated other comprehensive loss set forth in stockholder’s equity included the following:

	June 30, 2007	December 31, 2006
	(In millions)
Foreign currency translation adjustments	$26.0	$11.0
Benefit plan liabilities, net of tax	(66.3)	(78.5)
Unrealized gain on derivative instruments, net of tax	0.4	0.1

Total accumulated other comprehensive loss	$(39.9)	$(67.4)

NOTE 9/EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share data)
Basic earnings per share
Net income	$38.1	$22.2	$66.2	$54.6
Less preferred stock dividends	—	—	0.1	0.1

Net income available to common stockholders	$38.1	$22.2	$66.1	$54.5

Average shares of common stock outstanding	26.5	26.1	26.5	25.9

Basic earnings per share	$1.44	$0.85	$2.50	$2.10

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share data)
Diluted earnings per share
Net income available to common stockholders	$38.1	$22.2	$66.1	$54.5
Effect of convertible preferred stock	—	—	0.1	0.1

Net income available to common stockholders and assumed conversions	$38.1	$22.2	$66.2	$54.6

Average shares of common stock outstanding—basic	26.5	26.1	26.5	25.9
Dilutive effect of stock options	0.7	0.8	0.7	0.8
Stock based compensation	0.7	0.4	0.5	0.4
Convertible notes and convertible preferred stock	3.9	1.9	3.4	2.0

Shares outstanding for diluted earnings per share calculation	31.8	29.2	31.1	29.1

Diluted earnings per share	$1.20	$0.76	$2.13	$1.88

During the three-month and six-month periods ended June 30, 2007 and 2006, all options outstanding were included in the computation of diluted earnings per share (“EPS”) because the options were dilutive.

Upon conversion of Ryerson’s 2024 Notes, the holders of each 2024 Note will receive cash equal to the lesser of the aggregate principal amount of the 2024 Notes being converted and Ryerson’s total conversion obligation (the market value of the common stock into which the 2024 Notes are convertible), and common stock in respect of the remainder. During the three-month and six-month periods of 2007, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 3.8 million and 3.3 million shares to the diluted shares outstanding calculation, respectively. During the three-month and six-month periods of 2006, our average share price exceeded the conversion price of the 2024 Notes, which resulted in an increase of 1.8 million and 1.9 million potential shares to diluted shares outstanding, respectively. The maximum number of shares we may issue with respect to the 2024 Notes is 11,872,455.

NOTE 10/COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant in antitrust litigation. The Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the Company’s summary judgment motion and those of the other defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. On August 7, 2006, the U.S. Court of Appeals for the Tenth Circuit issued a ruling affirming in part and reversing in part the district court judgment in favor of defendants, and sent the case back to the district court for reconsideration of the summary judgment in light of guidance provided by the Tenth Circuit opinion. On November 17, 2006, the defendants filed a second Motion for Summary Judgment with the United States District Court for the Western District of Oklahoma addressing the issues raised by the Court of Appeals. On July 27, 2007, the District Court denied the defendants’ motion, but reserved decision on the portion of the motion addressing Plaintiff’s damage claim. The Company continues to believe this suit is without merit and intends to vigorously defend its position in this matter. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows.

In the third quarter of 2003, Ryerson and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture that enables us to provide expanded service capability in Mexico. We guaranteed the borrowings of Coryer under Coryer’s credit facility up to a maximum of $4.8 million. At June 30, 2007, the amount of the guaranty was $3.6 million.

NOTE 11/CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

In November 2004, Ryerson issued the 2024 Notes that are fully and unconditionally guaranteed on a senior unsecured basis by Ryerson Procurement Corporation, an indirect wholly-owned subsidiary of Ryerson. In December 2004, Ryerson issued the 2011 Notes that are fully and unconditionally guaranteed by Ryerson Procurement Corporation. The following condensed consolidating financial information as of June 30, 2007 and December 31, 2006 and for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 is provided in lieu of separate financial statements for the Company and Ryerson Procurement Corporation.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,196.0	$1,653.8	$(1,232.0)	$1,617.8
Cost of materials sold	—	1,183.2	1,428.2	(1,232.0)	1,379.4

Gross profit	—	12.8	225.6	—	238.4
Warehousing, delivery, selling, general and administrative	0.4	0.7	168.1	—	169.2
Restructuring and plant closure costs	—	—	1.7	—	1.7
Gain on the sale of assets	—	—	(2.2)	—	(2.2)

Operating profit	(0.4)	12.1	58.0	—	69.7
Other income and expense, net	0.2	—	(1.1)	—	(0.9)
Interest and other expense on debt	(5.5)	—	(9.7)	—	(15.2)
Intercompany transactions:
Interest expense on intercompany loans	(21.7)	(2.7)	—	24.4	—
Interest income on intercompany loans	—	—	24.4	(24.4)	—

Income before income taxes	(27.4)	9.4	71.6	—	53.6
Provision for income taxes	(14.7)	3.8	26.4	—	15.5
Equity in earnings of subsidiaries	(50.8)	—	(5.6)	56.4	—

Net income	$38.1	$5.6	$50.8	$(56.4)	$38.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,266.7	$1,541.6	$(1,299.7)	$1,508.6
Cost of materials sold	—	1,253.0	1,322.4	(1,299.7)	1,275.7

Gross profit	—	13.7	219.2	—	232.9
Warehousing, delivery, selling, general and administrative	1.4	1.0	177.3	—	179.7
Restructuring and plant closure costs	—	—	0.4	—	0.4
Gain on the sale of assets	—	—	(0.6)	—	(0.6)

Operating profit	(1.4)	12.7	42.1	—	53.4
Other income and expense, net	—	—	(0.1)	—	(0.1)
Interest and other expense on debt	(8.7)	—	(7.1)	—	(15.8)
Intercompany transactions:
Interest expense on intercompany loans	(15.0)	(3.2)	(2.6)	20.8	—
Interest income on intercompany loans	0.5	0.1	20.2	(20.8)	—

Income before income taxes	(24.6)	9.6	52.5	—	37.5
Provision for income taxes	(7.6)	3.9	19.0	—	15.3
Equity in earnings of subsidiaries	(39.2)	—	(5.7)	44.9	—

Net income	$22.2	$5.7	$39.2	$(44.9)	$22.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,286.2	$3,358.9	$(2,364.1)	$3,281.0
Cost of materials sold	—	2,261.8	2,889.1	(2,364.1)	2,786.8

Gross profit	—	24.4	469.8	—	494.2
Warehousing, delivery, selling, general and administrative	2.0	1.5	350.2	—	353.7
Restructuring and plant closure costs	—	—	3.4	—	3.4
Gain on the sale of assets	—	—	(2.2)	—	(2.2)

Operating profit	(2.0)	22.9	118.4	—	139.3
Other income and expense, net	0.4	—	(1.2)	—	(0.8)
Interest and other expense on debt	(17.3)	—	(22.4)	—	(39.7)
Intercompany transactions:
Interest expense on intercompany loans	(42.4)	(4.2)	—	46.6	—
Interest income on intercompany loans	—	—	46.6	(46.6)	—

Income before income taxes	(61.3)	18.7	141.4	—	98.8
Provision for income taxes	(27.4)	7.5	52.5	—	32.6
Equity in earnings of subsidiaries	(100.1)	—	(11.2)	111.3	—

Net income	$66.2	$11.2	$100.1	$(111.3)	$66.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,409.4	$3,023.9	$(2,476.9)	$2,956.4
Cost of materials sold	—	2,383.3	2,594.5	(2,476.9)	2,500.9

Gross profit	—	26.1	429.4	—	455.5
Warehousing, delivery, selling, general and administrative	1.7	1.9	352.3	—	355.9
Restructuring and plant closure costs	—	—	0.7	—	0.7
Gain on the sale of assets	—	—	(21.6)	—	(21.6)

Operating profit	(1.7)	24.2	98.0	—	120.5
Other income and expense, net	0.1	—	—	—	0.1
Interest and other expense on debt	(17.6)	—	(13.2)	—	(30.8)
Intercompany transactions:
Interest expense on intercompany loans	(28.8)	(6.1)	(5.6)	40.5	—
Interest income on intercompany loans	1.0	0.3	39.2	(40.5)	—

Income before income taxes	(47.0)	18.4	118.4	—	89.8
Provision for income taxes	(17.1)	7.4	44.9	—	35.2
Equity in earnings of subsidiaries	(84.5)	—	(11.0)	95.5	—

Net income	$54.6	$11.0	$84.5	$(95.5)	$54.6

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$66.2	$11.2	$100.1	$(111.3)	$66.2

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	19.7	—	19.7
Stock-based compensation	1.0	—	13.4	—	14.4
Equity in earnings of subsidiaries	(100.1)	—	(11.2)	111.3	—
Deferred income taxes	17.4	—	(7.1)	—	10.3
Deferred employee benefit cost	(2.0)	—	(6.4)	—	(8.4)
Excess tax benefit from stock-based compensation	—	—	(1.3)	—	(1.3)
Restructuring and plant closure costs	—	—	0.5	—	0.5
Gain on sale of assets	—	—	(2.2)	—	(2.2)
Change in:
Receivables	—	—	(154.9)	—	(154.9)
Inventories	—	—	347.5	—	347.5
Other assets	6.1	—	(2.3)	—	3.8
Intercompany receivable/payable	(94.0)	(109.7)	203.7	—	—
Accounts payable	(0.1)	29.3	18.3	—	47.5
Accrued liabilities	(10.3)	0.7	(15.3)	—	(24.9)
Other items	1.4	—	0.3	—	1.7

Net adjustments	(180.6)	(79.7)	402.7	111.3	253.7

Net cash provided by (used in) operating activities	(114.4)	(68.5)	502.8	—	319.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(28.7)	—	(28.7)
Loan to related companies	—	—	(89.6)	89.6	—
Loan repayment from related companies	—	62.8	2.1	(64.9)	—
Dividend received from subsidiary	35.8	—	—	(35.8)	—
Proceeds from sales of property, plant and equipment	—	—	12.5	—	12.5

Net cash provided by (used in) investing activities	35.8	62.8	(103.7)	(11.1)	(16.2)

FINANCING ACTIVITIES:
Proceeds from credit and securitization facility borrowings	—	—	1,035.0	—	1,035.0
Repayment of credit and securitization facility borrowings	—	—	(860.0)	—	(860.0)
Net short-term proceeds/(repayments) under credit facility	27.0	—	(533.5)	—	(506.5)
Proceeds from intercompany borrowing	89.6	—	—	(89.6)	—
Repayment of intercompany borrowing	(62.8)	(2.1)	—	64.9	—
Credit and securitization facility issuance costs	(1.4)	—	(0.4)	—	(1.8)
Net increase/(decrease) in book overdrafts	—	7.8	0.3	—	8.1
Dividends paid	(2.7)	—	(35.8)	35.8	(2.7)
Proceeds from exercise of common stock options	3.0	—	—	—	3.0
Excess tax benefit from stock-based compensation	—	—	1.3	—	1.3

Net cash provided by (used in) financing activities	52.7	5.7	(393.1)	11.1	(323.6)

Net increase (decrease) in cash and cash equivalents	(25.9)	—	6.0	—	(19.9)
Beginning cash and cash equivalents	31.7	—	23.4	—	55.1

Ending cash and cash equivalents	$5.8	$—	$29.4	$—	$35.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$54.6	$11.0	$84.5	$(95.5)	$54.6

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	19.7	—	19.7
Stock-based compensation	1.2	—	3.8	—	5.0
Equity in earnings of subsidiaries	(84.5)	—	(11.0)	95.5	—
Deferred income taxes	(15.6)	—	27.9	—	12.3
Deferred employee benefit cost/funding	—	—	8.5	—	8.5
Excess tax benefit from stock-based compensation	(4.4)	—	—	—	(4.4)
Gain on sale of assets	—	—	(21.6)	—	(21.6)
Change in:
Receivables	—	—	(168.6)	—	(168.6)
Inventories	—	—	(117.6)	—	(117.6)
Other assets	1.5	—	(4.0)	—	(2.5)
Intercompany receivable/payable	26.5	(122.8)	96.3	—	—
Accounts payable	(1.3)	79.7	19.8	—	98.2
Accrued liabilities	1.2	0.7	(15.3)	—	(13.4)
Other items	6.0	—	(3.9)	—	2.1

Net adjustments	(69.4)	(42.4)	(166.0)	95.5	(182.3)

Net cash used in operating activities	(14.8)	(31.4)	(81.5)	—	(127.7)

INVESTING ACTIVITIES:
Capital expenditures	—	—	(15.8)	—	(15.8)
Loan to related companies	—	—	(5.8)	5.8	—
Loan repayment from related companies	—	29.4	2.1	(31.5)	—
Proceeds from sales of assets	—	—	54.3	—	54.3
Proceeds from sales of property, plant and equipment	—	—	3.2	—	3.2

Net cash provided by investing activities	—	29.4	38.0	(25.7)	41.7

FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	—	785.0	—	785.0
Repayment of credit facility borrowings	—	—	(540.8)	—	(540.8)
Net short-term proceeds/(repayments) under credit facility	28.0	—	(208.9)	—	(180.9)
Proceeds from intercompany borrowing	5.8	—	—	(5.8)	—
Repayment of intercompany borrowing	(29.4)	(2.1)	—	31.5	—
Credit facility issuance costs	(1.0)	—	—	—	(1.0)
Net increase in book overdrafts	0.1	4.1	6.9	—	11.1
Dividends paid	(2.7)	—	—	—	(2.7)
Proceeds from exercise of common stock options	9.0	—	—	—	9.0
Excess tax benefit from stock-based compensation	4.4	—	—	—	4.4

Net cash provided by financing activities	14.2	2.0	42.2	25.7	84.1

Net decrease in cash and cash equivalents	(0.6)	—	(1.3)	—	(1.9)
Beginning cash and cash equivalents	1.5	—	25.9	—	27.4

Ending cash and cash equivalents	$0.9	$—	$24.6	$—	$25.5

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5.8	$—	$29.4	$—	$35.2
Receivables less provision for allowances, claims and doubtful accounts	—	—	806.2	—	806.2
Inventories	—	—	790.8	—	790.8
Prepaid expenses and other current assets	8.8	—	12.4	(8.8)	12.4
Deferred income taxes	—	—	23.0	(2.4)	20.6
Intercompany receivable	193.0	338.4	—	(531.4)	—

Total Current Assets	207.6	338.4	1,661.8	(542.6)	1,665.2
Investments and advances	1,861.6	—	169.4	(1,971.9)	59.1
Intercompany notes receivable	—	—	1,088.5	(1,088.5)	—
Property, plant and equipment, at cost, less accumulated depreciation	—	—	406.3	—	406.3
Deferred income taxes	58.5	—	58.4	—	116.9
Goodwill	—	—	59.7	—	59.7
Other assets	10.2	—	8.5	—	18.7

Total Assets	$2,137.9	$338.4	$3,452.6	$(3,603.0)	$2,325.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1.3	$162.7	$150.3	$—	$314.3
Intercompany payable	—	—	531.4	(531.4)	—
Salaries, wages and commissions	—	—	59.4	—	59.4
Other current liabilities	4.1	6.7	46.7	(11.2)	46.3
Short term credit and securitization facility borrowings	27.0	—	28.0	—	55.0
Current portion of long term debt	175.0	—	—	—	175.0

Total Current Liabilities	207.4	169.4	815.8	(542.6)	650.0
Long-term debt	150.0	—	496.1	—	646.1
Long-term debt—Intercompany	1,029.8	58.7	—	(1,088.5)	—
Deferred employee benefits	3.6	—	272.7	—	276.3
Taxes and other credits	4.3	—	6.4	—	10.7

Total Liabilities	1,395.1	228.1	1,591.0	(1,631.1)	1,583.1

Commitments and contingencies
Stockholders’ Equity:
Preferred stock	0.1	—	—	—	0.1
Common stock	50.6	—	11.8	(11.8)	50.6
Other Stockholders’ Equity	692.1	110.3	1,849.8	(1,960.1)	692.1

Total Stockholders’ Equity	742.8	110.3	1,861.6	(1,971.9)	742.8

Total Liabilities and Stockholders’ Equity	$2,137.9	$338.4	$3,452.6	$(3,603.0)	$2,325.9

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

NOTE 12/RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on its financial statements, which is not expected to be material.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its results of operations and financial position.

NOTE 13/SUBSEQUENT EVENT

On July 24, 2007, Ryerson Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Rhombus Holding Corporation (“Parent”) and Rhombus Merger Corporation (“Sub”), a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent is owned by a private investment fund affiliated with Platinum Equity, LLC.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Parent will acquire all of the outstanding shares of the Company’s common stock and Series A $2.40 Cumulative Convertible Preferred Stock for an amount of $34.50 per share in cash.

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to initiate, solicit and encourage third-party acquisition proposals through August 18, 2007. After that date, the Company is subject to certain restrictions on its ability to solicit third-party acquisition proposals.

The Merger Agreement contains customary representations and warranties by the Company, Parent and Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement contains certain termination rights for the Company and Parent, and further provides that if the Merger Agreement is terminated under certain circumstances, the Company or Parent will be required to pay the other a termination fee of $25 million. The Company is required to pay a termination fee of $15 million if the Merger Agreement is terminated under certain circumstances related to the “go-shop” period. In addition to the termination fee, the Company may be required to reimburse Parent for up to $5 million in expenses if the Merger Agreement is terminated under certain circumstances.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by the Company’s stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. The manufacturing sector in North America experienced a significant cyclical downturn from mid-2000 through 2003. During this period, sales volume measured in tons per shipping day decreased and adversely impacted the Company’s financial results, which at the time did not include Integris Metals and J&F. The metals service center industry experienced a significant recovery starting in 2004 due to global economic factors including increased demand from China and in the United States, decreased imports into the United States, consolidation in the steelmaking industry, and a rebound of the U.S. manufacturing sector, all of which combined to substantially increase metals selling prices from 2003 levels. During 2006, moderate growth occurred in all product lines. Prices trended upward, and, in particular, rose significantly in stainless steel products due to nickel surcharges. During the first half of 2007, high inventory levels throughout the supply chain that existed at the end of 2006 put downward pressure on industry volume. However, other than the typical seasonal slowdowns, market conditions in the second half relative to the first half of 2007 are expected to remain stable, albeit with continued pricing volatility.

Results of Operations – Comparison of Second Quarter 2007 to Second Quarter 2006

For the second quarter of 2007, the Company reported consolidated net income of $38.1 million, or $1.20 per diluted share, as compared with net income of $22.2 million, or $0.76 per diluted share, in the year-ago quarter.

Included in the second quarter 2007 results is a pretax restructuring charge of $1.7 million, $1.0 million after-tax or $0.03 per diluted share. The second quarter of 2007 also includes a pretax gain of $2.2 million, $1.3 million after tax or $0.04 per diluted share on the sale of assets.

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

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2007 and 2006:

	Percentage of Sales Revenue Three Months Ended June 30,
Product Line	2007	2006
Stainless and aluminum	56%	53%
Carbon flat rolled	23	26
Bars, tubing and structurals	9	8
Fabrication and carbon plate	9	9
Other	3	4

Total	100%	100%

Net Sales. Revenue for the second quarter of 2007 increased 7.2 percent to $1,617.8 million from the same period a year ago. Average selling price increased 17.5 percent, against the price levels in the second quarter of 2006. Volume for the second quarter of 2007 decreased 8.7 percent from the second quarter of 2006. The decrease in volume reflects the softness in the market compared to the year-ago period.

Gross profit. Gross profit increased by $5.5 million to $238.4 million in the second quarter of 2007. The significant inventory reduction during the second quarter of 2007 resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases. However, even with the approximately $32 million benefit of the inventory liquidation gain, rising material costs, primarily in stainless steel, unfavorably impacted second quarter 2007 gross profit resulting in a net LIFO charge of approximately $43 million. Gross profit per ton of $298 in the second quarter of 2007 increased from $265 per ton in the year-ago quarter due to higher average selling prices year-over-year and the LIFO liquidation gain. Gross profit as a percent of sales in the second quarter of 2007 decreased to 14.7 percent from 15.4 percent a year ago.

Operating expenses. Total operating expenses decreased by $10.8 million to $168.7 million in the second quarter of 2007 from $179.5 million a year ago primarily due to lower labor and benefit costs ($5.8 million), lower allowance for doubtful account expense ($3.5 million) and a $2.2 million gain on sale of assets in the second quarter of 2007. On a per ton basis, second quarter 2007 operating expenses increased to $211 per ton from $204 per ton in the year-ago period.

Operating profit. For the quarter, the Company reported an operating profit of $69.7 million, or $87 per ton, compared to an operating profit of $53.4 million, or $61 per ton, in the year-ago period, as a result of the factors discussed above.

Interest and other expense on debt. Interest and other expense on debt decreased to $15.2 million from $15.8 million in the year-ago quarter, primarily due to the lower credit facility and securitization facility borrowings.

Provision for income taxes. In the second quarter of 2007 the Company recorded income tax expense of $15.5 million compared to a $15.3 million income tax expense in the second quarter of 2006. During the second quarter of 2007, the Company recorded a $4.6 million income tax benefit as a result of a favorable settlement from an IRS examination. The effective tax rate was 28.9% in the second quarter of 2007 (37.5% excluding the $4.6 million income tax benefit) and 40.8% in the second quarter of 2006.

Results of Operations – Comparison of First Six Months of 2007 to First Six Months of 2006

In the first six months of 2007, the Company reported consolidated net income of $66.2 million, or $2.13 per diluted share, as compared with net income of $54.6 million, or $1.88 per diluted share, in the year-ago period.

Included in the first six months of 2007 results is a pretax restructuring charge of $3.4 million, $2.1 million after-tax or $0.07 per diluted share. Also included in the first six months of 2007 results is a pretax gain of $2.2 million, $1.3 million after tax or $0.04 per diluted share on the sale of assets.

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

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2007 and 2006, respectively:

	Percentage of Sales Revenue Six Months Ended June 30,
Product Line	2007	2006
Stainless and aluminum	56%	52%
Carbon flat rolled	22	25
Bars, tubing and structurals	9	9
Fabrication and carbon plate	9	9
Other	4	5

Total	100%	100%

Net Sales. Revenue for the first six months of 2007 increased 11.0 percent to $3,281.0 million from the same period a year ago as volume decreased 5.9% while average selling prices increased 17.9%.

Gross profit. Gross profit increased by $38.7 million to $494.2 million in the first six months of 2007. The significant inventory reduction during the first six months of 2007 resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 purchases. However, even with the approximately $50 million benefit of the inventory liquidation gain, rising material costs, primarily in stainless steel, unfavorably impacted the first six months of 2007 gross profit resulting in a net LIFO charge of approximately $57 million. Gross profit per ton of $303 in the first six months of 2007 increased from $262 per ton in the year-ago period primarily due to higher average selling prices year-over-year and the LIFO liquidation gain. Gross profit as a percent of sales in the first six months of 2007 decreased slightly to 15.1 percent from 15.4 percent a year ago.

Operating expenses. Total operating expenses increased by $19.9 million to $354.9 million in the first six months of 2007 from $335.0 million a year ago. The increase was primarily due to the $21.6 million gain on the sale of assets in the first six months of 2006, compared to the $2.2 million gain on the sale of assets in the current period. In addition, the first six months of 2007 was unfavorably impacted by higher stock-based compensation expense ($9.4 million) offset by lower delivery and fuel expense ($4.5 million) and lower allowance for doubtful account expense ($3.6 million) compared to the first six months of 2006. On a per ton basis, first six months of 2007 operating expenses increased to $218 per ton, from $193 per ton, which includes a $12 per ton benefit from the gain on sale of assets in the year-ago period.

Operating profit. For the first six months of 2007, the Company reported an operating profit of $139.3 million, or $85 per ton, compared to an operating profit of $120.5 million, or $69 per ton, in the year-ago period, as a result of the factors discussed above.

Interest and other expense on debt. Interest and other expense on debt increased to $39.7 million from $30.8 million in the year-ago period, primarily due to the $2.9 million write off of unamortized debt issuance costs associated with the 2024 Notes that was classified as short term debt as a condition for conversion was met and the $2.7 million write off of debt issuance cost associated with our prior credit facility upon entering into an amended revolving credit facility during the first quarter of 2007. Higher credit facility and securitization facility borrowings also contributed to the increase in interest and other expense on debt during the six month period ended June 30, 2007 as compared to the same period in the prior year.

Provision for income taxes. In the first six months of 2007 the Company recorded income tax expense of $32.6 million compared to a $35.2 million income tax expense in the first six months of 2006. During the second quarter of 2007, the Company recorded a $4.6 million income tax benefit as a result of a favorable settlement from an IRS examination. The effective tax rate was 33.0% in the first six months of 2007 (37.7% excluding the $4.6 million income tax benefit) and 39.2% in the year-ago period.

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

The Company had cash and cash equivalents at June 30, 2007 of $35.2 million, compared to $55.1 million at December 31, 2006. At June 30, 2007, the Company had $876.1 million of total debt outstanding, a debt-to-capitalization ratio of 54% and $618 million available under its revolving credit and securitization facilities.

Net cash generated by operating activities was $319.9 million in the six-month period ended June 30, 2007, primarily due to net income of $66.2 million, decrease in inventory of $347.5 million and increase in accounts payable of $47.5 million, partially offset by an increase in accounts receivable of $154.9 million. Accounts receivable was higher at June 30, 2007 as compared to December 31, 2006 reflecting higher average selling prices and tonnage volume in the second quarter of 2007 versus the fourth quarter of 2006. Inventory declined at June 30, 2007 as compared to December 31, 2006 due to continued efforts to reduce the amount of material on hand, partially offset by the slightly higher average metal prices in the first half of 2007.

Capital expenditures during the six-month period ended June 30, 2007 totaled $28.7 million compared to $15.8 million for the six-month period ended June 30, 2006. During the first six months of 2006, the Company sold certain assets related to its U.S. oil and gas, tubular alloy and bar alloy business and received sales proceeds of $54.3 million. During the first six months of 2007, the Company received $12.5 million from the sale of two facilities and equipment. During the first six months of 2006, the Company also received $3.2 million from the sale of a facility and equipment.

Net cash used in financing activities in the first six months of 2007 was $323.6 million, compared to net cash provided by financing activities $84.1 million for the six-month period ended June 30, 2006 primarily as a result of net repayments of $331.5 million under the Company’s revolving borrowing facilities. During the first six months of 2007, the Company received $3.0 million of proceeds on the exercise of common stock options as compared to $9.0 million in the first six months of 2006.

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

Total Debt

Total debt outstanding as of June 30, 2007 consisted of the following amounts: $201 million borrowing under the Amended Credit Facility, $350 million under the Securitization Facility, $175 million under the 2024 Notes and $150 million under the 2011 Notes. Availability at June 30, 2007 under the Amended Credit Facility and the Securitization Facility was $520 million and $98 million, respectively, or combined availability of $618 million, compared to $188 million available under the Credit Facility at December 31, 2006. Discussion of each of these borrowings follows.

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

At June 30, 2007, the Company had $201 million outstanding funded borrowing under its revolving credit agreement, $29 million of letters of credit issued under the credit facility and $520 million available under the $750 million revolving credit agreement, compared to $188 million available under the $1.1 billion revolving credit agreement on December 31, 2006. The weighted average interest rate on the borrowings under the revolving credit agreement was 6.6 percent and 6.9 percent at June 30, 2007 and December 31, 2006, respectively.

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

In addition to funded borrowings under the Amended Credit Facility, the Credit Facility Agreement also provides collateral for certain letters of credit that we may obtain thereunder and for certain derivative obligations that are identified by us from time to time.

The Amended Credit Facility permits stock repurchases, the payment of dividends and the prepayment/repurchase of our debt, the 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) and the 8 1/4% Senior Notes due 2011 (the “2011 Notes” and collectively, with the 2024 Notes, the “Bonds”). Stock repurchases, dividends and (with respect to the Bonds, if not made from the proceeds of new debt or equity) prepayment/repurchase of debt are subject to specific liquidity tests (the breach of which would result in the application of more stringent aggregate limits). In the most restrictive case, the Company would be prohibited from prepaying/repurchasing any of the Bonds until the applicable maturity date (except from the proceeds of new debt or equity) and would be limited to a maximum payment of $10 million in dividends on common stock (and $200,000 on preferred stock) in any fiscal year, a maximum of $15 million during any twelve month period for equity purchases relating to stock, options or similar rights issued in connection with an employee benefit plan and a maximum of $5 million in aggregate with respect to other stock purchases.

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

The lenders under the Amended Credit Facility have the ability to reject a borrowing request if there has occurred any event, circumstance or development that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Amended Credit Facility will become immediately due and payable.

Proceeds from Amended Credit Facility borrowings and repayments of Amended Credit Facility borrowings in the Consolidated Statement of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net short-term proceeds (repayments) under the Amended Credit Facility represent borrowings under the Amended Credit Facility with original maturities less than three months.

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

At June 30, 2007, the Company had outstanding borrowings of $350 million under the facility and $98 million available under the $450 million revolving securitization facility. The weighted average interest rate on the borrowings under the revolving securitization facility was 6.0 percent at June 30, 2007.

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

$175 Million 3.50% Convertible Senior Notes due 2024

At June 30, 2007, $175 million of the 2024 Notes remain outstanding. The 2024 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, one of our wholly-owned subsidiaries, on a senior unsecured basis and are convertible into common stock of Ryerson at an initial conversion price of approximately $21.37 per share. The 2024 Notes mature on November 1, 2024.

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

As of June 30, 2007, the condition discussed in (1) above, had occurred as the last reported sale price of Ryerson’s common stock was greater than 125% of the conversion price for more than 20 of the trading days in the period of the 30 consecutive trading days ending on the last trading day of the quarter ending June 30, 2007, and as a result, the holders of the 2024 Notes have the right to convert their notes during the third quarter of 2007. None of the other triggering events have occurred. The Company does not anticipate that holders will exercise their right to convert the 2024 Notes, as the market price of the 2024 Notes is currently above the estimated conversion value. But in the event some or all of the 2024 Notes are converted, the Company believes that cash flows from operations and its Credit and Securitization Facilities described above will provide sufficient funds to repay the cash portion of the conversion. In the event all of the 2024 Notes were converted as of June 30, 2007, the Company would have issued approximately 3.5 million shares of common stock.

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

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2007, $150 million of the 2011 Notes remain outstanding. The 2011 Notes pay interest semi-annually and are fully and unconditionally guaranteed by Ryerson Procurement Corporation, on a senior unsecured basis. The 2011 Notes mature on December 15, 2011.

The 2011 Notes contain covenants that limit the Company’s ability to incur additional debt; issue redeemable stock and preferred stock; repurchase capital stock; make other restricted payments including, without limitation, paying dividends and making investments; redeem debt that is junior in right of payment to the 2011 Notes; create liens without securing the 2011 Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into agreements that restrict the payment of dividends from subsidiaries; merge, consolidate and sell or otherwise dispose of substantially all of the Company’s assets; enter into sale/leaseback transactions; enter into transactions with affiliates; guarantee indebtedness; and enter into new lines of business. These covenants are subject to a number of exceptions and qualifications. If the 2011 Notes receive an investment grade rating from both Moody’s Investors Services Inc. and Standard & Poor’s Ratings Group, certain of these covenants would be suspended for so long as the 2011 Notes continued to be rated as investment grade. At June 30, 2007, the 2011 Notes did not have an investment grade rating.

Under the terms of the indentures governing the 2011 Notes, a change in control of the Company gives each note holder the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to accrued and unpaid interest plus 101% of the principal amount of the 2011 Notes.

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

Contractual Obligations

The following table presents contractual obligations at June 30, 2007:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Long-Term Notes	$150	$—	$—	$150	$—
Convertible Senior Note	175	175	—	—	—
Credit Facility	201	—	—	201	—
Securitization Facility	350	—	—	350	—
Interest on Long-Term Notes, Convertible Senior Note, Credit Facility and Securitization Facility	317	53	105	84	75
Purchase obligations	171	171	—	—	—
Operating leases	88	25	27	16	20

Total	$1,452	$424	$132	$801	$95

•	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).

Subsequent Event

On July 24, 2007, Ryerson Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Rhombus Holding Corporation (“Parent”) and Rhombus Merger Corporation (“Sub”), a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent is owned by a private investment fund affiliated with Platinum Equity, LLC.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Parent will acquire all of the outstanding shares of the Company’s common stock and Series A $2.40 Cumulative Convertible Preferred Stock for an amount of $34.50 per share in cash.

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to initiate, solicit and encourage third-party acquisition proposals through August 18, 2007. After that date, the Company is subject to certain restrictions on its ability to solicit third-party acquisition proposals.

The Merger Agreement contains customary representations and warranties by the Company, Parent and Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement contains certain termination rights for the Company and Parent, and further provides that if the Merger Agreement is terminated under certain circumstances, the Company or Parent will be required to pay the other a termination fee of $25 million. The Company is required to pay a termination fee of $15 million if the Merger Agreement is terminated under certain circumstances related to the “go-shop” period. In addition to the termination fee, the Company may be required to reimburse Parent for up to $5 million in expenses if the Merger Agreement is terminated under certain circumstances.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by the Company’s stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

Recent Accounting Pronouncements

See Notes to Condensed Consolidated Financial Statements for recent pronouncements in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q.

Outlook

During the first half of 2007, high inventory levels throughout the supply chain which existed at the end of 2006 put downward pressure on industry and Company volume. Other than the typical seasonal slowdowns, the Company anticipates market conditions in the second half of 2007 to be stable, as somewhat slower demand in markets impacted by trends in the housing and automotive sectors offset any benefit from reduced inventory levels. Pricing levels during the first half of 2007 increased largely due to the impact of rising nickel surcharges on stainless steel. The Company expects to see a significant short term reversal of this trend in the third quarter as nickel prices have declined, but continued pricing volatility is expected during 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In January 2006, the Company entered into forward agreements for $100 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through July 2009. These interest rate swaps were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”) and had an asset value of approximately $1 million at June 30, 2007.

In August 2006, the Company entered into forward agreements for $60 million of pay fixed, receive floating interest rate swaps to effectively convert the interest rate from floating to fixed through August 2009. These interest rate swaps were designated as cash flow hedges under SFAS 133 and had a liability value of approximately $0 million at June 30, 2007.

The Company is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used by the Company’s Canadian subsidiaries to hedge the variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. The Company had foreign currency contracts with a U.S. dollar notional amount of $26 million outstanding at June 30, 2007, and a liability value of $1 million. The Company currently does not account for these contracts as hedges but rather marks these contracts to market with a corresponding offset to current earnings.

From time to time, the Company may enter into fixed price sales contracts with its customers for certain of its inventory components. The Company may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. The Company currently does not account for these contracts as hedges, but rather marks these contracts to market with a corresponding offset to current earnings. As of June 30, 2007 there were no significant outstanding metals commodity futures or options contracts.

Cash equivalents are highly liquid, short-term investments with maturities of three months or less that are an integral part of the Company’s cash management portfolio. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,018 million at June 30, 2007 and $1,262 million at December 31, 2006, as compared with the carrying value of $876 million at June 30, 2007 and $1,207 million at December 31, 2006. Approximately 37.1% and 26.9% of the Company’s debt was at fixed rates of interest at June 30, 2007 and December 31, 2006, respectively. However, the Company has entered into interest rate swaps totaling $160 million of notional value, which effectively increases the fixed portion of debt to 55.4% of outstanding as of June 30, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) refers to the controls and procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is currently a defendant in antitrust litigation. The Company believes that this suit is without merit and has answered the complaint denying all claims and allegations. The trial court entered judgment on June 15, 2004 sustaining the Company’s summary judgment motion and those of the other defendants on all claims. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal. On August 7, 2006, the U.S. Court of Appeals for the Tenth Circuit issued a ruling affirming in part and reversing in part the district court judgment in favor of defendants, and sent the case back to the district court for reconsideration of the summary judgment in light of guidance provided by the Tenth Circuit opinion. On November 17, 2006, the defendants filed a second Motion for Summary Judgment with the United States District Court for the Western District of Oklahoma addressing the issues raised by the Court of Appeals. On July 27, 2007, the District Court denied the defendants’ motion, but reserved decision on the portion of the motion addressing Plaintiff’s damage claim. The Company continues to believe this suit is without merit and intends to vigorously defend its position in this matter. The Company cannot determine at this time whether any potential liability related to this litigation would materially affect its financial position, results of operations, or cash flows.

The Company, the members of its Board of Directors, Rhombus Holding Corporation and Rhombus Merger Corporation have been named as defendants in a purported class action lawsuit brought by Sidney A. Brumitt and Kathleen B. Leffew in the Circuit Court of Cook County, Illinois. Plaintiffs allege breach of fiduciary duty by the individual directors in connection with the acquisition contemplated by the Agreement and Plan of Merger, dated as of July 24, 2007, by and among the Company, Rhombus Holding Corporation and Rhombus Merger Corporation, and aiding and abetting liability on the part of the Company, Rhombus Holding Corporation and Rhombus Merger Corporation. Plaintiffs seek certain equitable relief, including enjoining the acquisition, attorney’s fees and other fees and costs. The Company and the Board believe that this suit is without merit and intend to vigorously defend their positions in this matter.

The Company and the members of the Board of Directors have been named as defendants in a purported class action lawsuit brought by L.A. Murphy in the Circuit Court of Cook County, Illinois. Plaintiff alleges breach of fiduciary duty by defendants in connection with the transaction contemplated by the Agreement and Plan of Merger, dated as of July 24, 2007, by and among the Company, Rhombus Holding Corporation and Rhombus Merger Corporation. Plaintiff seeks certain equitable relief, including attorney’s fees and other fees. The Company and the Board believe that this suit is without merit and intend to vigorously defend their positions in this matter.

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
Lily L. May
Vice President, Controller and Chief Accounting Officer

Date: August 1, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Rhombus Holding Corporation, Rhombus Merger Corporation, and Ryerson Inc. dated July 24, 2007 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2007 (File No. 1-9117) and incorporated by reference herein.)

3.1	Restated Certificate of Incorporation of Ryerson Inc. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

3.2	By-Laws, as amended (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 5, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.1	Rights Agreement

(a)	Rights Agreement as amended and restated as of April 1, 2004, between the Company and The Bank of New York, as Rights Agent. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A-3 filed on April 1, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Amendment to Rights Agreement dated as of July 24, 2007 by and between the Company and The Bank of New York. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 27, 2007 (File No. 1-9117) and incorporated by reference herein.)

4.2	3.50% Convertible Senior Notes due 2024

(a)	Registration Rights Agreement dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of November 10, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 3.50% Convertible Senior Note due 2024 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.3	8 1/4% Senior Notes due 2011

(a)	Registration Rights Agreement dated as of December 13, 2004, between Ryerson, Ryerson Procurement Corporation, J.P. Morgan Securities Inc. and UBS Securities LLC. (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(b)	Indenture dated as of on December 13, 2004, between Ryerson, Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(c)	Specimen of 144A 8 1/4 % Senior Note due 2011 (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

(d)	Specimen of Regulation S 8 1/4% Senior Note due 2011 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2004 (File No. 1-9117), and incorporated by reference herein.)

4.4	Credit Facility

(a)	Second Amended and Restated Credit Agreement, dated as of January 26, 2007, among Ryerson Inc., Joseph T. Ryerson & Son, Inc., Ryerson Canada, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, Collateral Agent and Swingline Lender, JPMorgan Chase Bank, National Association Toronto Branch, as Canadian Administrative Agent and General Electric Capital Corporation, as Syndication Agent and Co-Collateral Agent (Filed as Exhibit 4.4(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)	Second Amended and Restated Guarantee and Security Agreement, dated as of December 20, 2002 and amended and restated as of January 26, 2007 among Ryerson Inc., the U.S. Subsidiaries of Ryerson Inc. party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent (Filed as Exhibit 4.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

Exhibit Number	Description
(c)	Amended and Restated Canadian Guarantee and Security Agreement, made as of January 4, 2005, among Integris Metals Ltd. and Ryerson Canada, Inc., the Canadian Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A. as Collateral Agent. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)	First Amendment to Amended and Restated Canadian Guarantee and Security Agreement, made as of January 26, 2007, among Ryerson Canada, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (Filed as Exhibit 4.4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

4.5	Receivables Securitization Facility

(a)	Receivables Sale and Servicing Agreement dated as of January 26, 2007 by and among certain originators party thereto, Ryerson Funding LLC, as Buyer, Joseph T. Ryerson & Son, Inc., as Servicer, and Ryerson Inc., as Parent (Filed as Exhibit 4.5(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)	Receivables Funding and Administration Agreement dated as of January 26, 2007, by and among Ryerson Funding LLC, as Borrower, the lenders party thereto, the group agents thereto, General Electric Capital Corporation, as Structuring Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (Filed as Exhibit 4.5(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.1*	Employment/Severance, Noncompete Agreements

(a)*	Employment Agreement dated December 1, 1999 as amended and restated January 1, 2006 and as amended through March 10, 2007 between the Company and Neil S. Novich (Filed as Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K/A (Amendment No.1 to Form 10-K) for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Jay M. Gratz (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Conformed Employment Agreement dated September 1, 1999 as amended and restated January 1, 2006 between the Company and Gary J. Niederpruem (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(d)*	Conformed Employment Agreement dated as of July 23, 2001 as amended and restated January 1, 2006 between the Company and James M. Delaney (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9117), and incorporated by reference herein.)

(e)*	Employment Agreement dated February 28, 2007 between the Company and Stephen E. Makarewicz (Filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
10.2*	Severance Agreements

(a)*	Severance Agreement dated January 28, 1998, between the Company and Jay M. Gratz. (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 1-9117), and incorporated by reference herein.)

(b)*	Amendment dated November 6, 1998 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 above between the Company and Jay M. Gratz. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Amendment dated June 30, 2000 to the Severance Agreement dated January 28, 1998 referred to in Exhibit 10.13 between the Company and Jay M. Gratz. (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-9117), and incorporated by reference herein.)

(d)-1*	Form of Senior Executive Change in Control Agreement (Filed as Exhibit 10.2(d)-1 to the Company’s Current Report on Form 8-K filed on May 17, 2007 (File No. 1-9117) and incorporated by reference herein.)

(d)-2*	Schedule to Form of Senior Executive Change in Control Agreement referred to in Exhibit 10.2(d)-1 (Filed as Exhibit 10.2(d)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117) and incorporated by reference herein.)

(e)-1*	Form of Executive Change in Control Agreement (Filed as Exhibit 10.2(e)-1 to the Company’s Current Report on Form 8-K filed on May 17, 2007 (File No. 1-9117) and incorporated by reference herein.)

(e)-2*	Schedule to Form of Executive Change in Control Agreement referred to in Exhibit 10.2(e)-1 (Filed as Exhibit 10.2(e)-2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117) and incorporated by reference herein.)

10.3*	Stock Plans

(a)-1*	Ryerson 2002 Incentive Stock Plan, as amended

(a)-2*	Form of pre-2007 restricted stock award agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2005 (File No. 1-9117), and incorporated by reference herein.)

(a)-3*	Form of post-2006 restricted stock award agreement (Filed as Exhibit 10.3(a)-3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-4*	Form of pre-2007 performance award agreement

(a)-5*	Schedule of 2007 performance stock unit awards to named executive officers (Filed as Exhibit 10.3(a)-5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(a)-6*	Form of 2007 performance award agreement

(b)*	Schedule of special incentive awards to certain named executive officers (Filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(c)*	Ryerson 1999 Incentive Stock Plan, as amended

(d)*	Ryerson 1996 Incentive Stock Plan, as amended

(e)*	Ryerson 1995 Incentive Stock Plan, as amended

*	Management contract or compensatory plan or arrangement

Exhibit Number	Description
(f)-1*	Directors’ Compensation Plan, as amended through November 28, 2006 (Filed as Exhibit 10.3(f)-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

(f)-2*	Form of Option Agreement Under the Ryerson Directors’ Compensation Plan. (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.4*	Annual Incentive Plan

(a)*	Ryerson Annual Incentive Plan, as amended

(b)*	2007 Performance Measures for Annual Incentive Plan (Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.5*	Ryerson Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.6*	Ryerson Nonqualified Savings Plan, as amended

10.7*	Excerpt of Company’s Accident Insurance Policy as related to outside directors insurance (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.8*	Form of Indemnification Agreement, between the Company and the parties listed on the schedule thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007 (File No. 1-9117), and incorporated by reference herein.)

10.8(a)*	Schedule to Form of Indemnification Agreement referred to in Exhibit 10.8 (Filed as Exhibit 10.8(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.9*	Named Executive Officer Merit Increases effective January 28, 2007 (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

10.10*	Director Compensation Summary. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2005 (File No. 1-9117), and incorporated by reference herein.)

10.11*	Excerpt of Company’s Directors and Officers Insurance Policy (Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9117), and incorporated by reference herein.)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Neil S. Novich, Chairman, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Jay M. Gratz, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement