Form 10-Q
period 2009-03-31
RYERSON INC.
filed 2009-05-05
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-09117

RYERSON INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3425828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2621 West 15th Place

Chicago, Illinois 60608

(Address of principal executive offices)

(773) 762-2121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2009 there were 100 shares of Common Stock outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Net sales	$804.7	$1,370.3
Cost of materials sold	679.2	1,176.4

Gross profit	125.5	193.9
Warehousing, delivery, selling, general and administrative	124.1	151.0
Gain on sale of assets	(3.3)	—
Other postretirement benefits curtailment gain	(1.3)	—

Operating profit	6.0	42.9
Other income and (expense), net	2.7	2.6
Interest and other expense on debt	(18.2)	(31.2)

Income (loss) before income taxes	(9.5)	14.3
Provision (benefit) for income taxes	(3.2)	5.1

Net income (loss)	(6.3)	9.2
Less: Net income (loss) attributable to noncontrolling interest	(2.0)	—

Net income (loss) attributable to Ryerson Inc.	$(4.3)	$9.2

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(6.3)	$9.2

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.3	8.3
Deferred income taxes	(1.1)	2.2
Deferred employee benefit cost	(0.3)	(4.4)
Gain on sale of assets	(3.3)	—
Gain on retirement of debt	(2.7)	(0.5)
Other postretirement curtailment gain	(1.3)	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	67.0	(118.7)
Inventories	108.6	4.8
Other assets	(1.4)	(4.1)
Accounts payable	17.3	113.2
Accrued liabilities	(10.7)	(19.7)
Accrued taxes payable	19.2	(0.1)
Other items	0.5	0.2

Net adjustments	201.1	(18.8)

Net cash provided by (used in) operating activities	194.8	(9.6)

Investing activities:
Increase in restricted cash, net	(0.3)	(1.1)
Capital expenditures	(7.4)	(6.0)
Proceeds from sales of property, plant and equipment	14.6	6.0

Net cash provided by (used in) investing activities	6.9	(1.1)

Financing activities:
Repayment of debt	(3.3)	—
Proceeds from credit facility borrowings	—	120.0
Repayment of credit facility borrowings	—	(560.0)
Net short-term proceeds/(repayments) under credit facility	(253.6)	425.3
Credit facility issuance costs	—	(0.2)
Net increase (decrease) in book overdrafts	(9.6)	29.8

Net cash provided by (used in) financing activities	(266.5)	14.9

Net increase (decrease) in cash and cash equivalents	(64.8)	4.2
Effect of exchange rate changes on cash	(2.5)	—

Net change in cash and cash equivalents	(67.3)	4.2
Cash and cash equivalents—beginning of period	108.9	35.2

Cash and cash equivalents—end of period	$41.6	$39.4

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$6.4	$17.9
Income taxes, net	(20.6)	4.0

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except shares)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$41.6	$108.9
Restricted cash	7.3	7.0
Receivables less provision for allowances, claims and doubtful accounts of $18.7 and $17.1, respectively	432.4	500.9
Inventories	709.8	820.1
Prepaid expenses and other current assets	35.8	51.4

Total current assets	1,226.9	1,488.3

Investments and advances	47.4	49.0

Property, plant, and equipment, at cost	587.7	592.9
Less: Accumulated depreciation	45.7	36.6

Property, plant and equipment, net	542.0	556.3

Deferred income taxes	58.7	59.1
Other intangible assets	13.3	13.9
Goodwill	74.8	76.4
Deferred charges and other assets	27.2	29.5

Total assets	$1,990.3	$2,272.5

Liabilities
Current liabilities:
Accounts payable	$232.3	$224.9
Salaries, wages and commissions	18.8	32.6
Deferred income taxes	45.6	46.6
Other accrued liabilities	42.3	37.9
Short-term credit facility borrowings	52.2	65.8
Current portion of deferred employee benefits	14.0	14.0

Total current liabilities	405.2	421.8
Long-term debt	718.3	964.5
Deferred employee benefits	487.1	490.7
Taxes and other credits	11.8	12.6

Total liabilities	1,622.4	1,889.6

Commitments and contingencies

Equity
Ryerson Inc. shareholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2009 and 2008	—	—
Capital in excess of par value	491.2	491.2
Accumulated deficit	(4.3)	—
Accumulated other comprehensive loss	(155.7)	(147.3)

Total Ryerson Inc. shareholders’ equity:	331.2	343.9
Noncontrolling interest	36.7	39.0

Total equity	367.9	382.9

Total liabilities and equity	$1,990.3	$2,272.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Inc. (“Ryerson”), a Delaware corporation, is a wholly-owned subsidiary of Rhombus Holding Corporation (“Parent”). Parent is owned substantially by affiliates of Platinum Equity, LLC.

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), and its wholly-owned indirect subsidiaries and in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

In addition to our United States and Canada operations, we conduct materials distribution operations in China through VSC-Ryerson China Limited (“VSC-Ryerson”), a company in which we have a 50% direct ownership percentage and indirectly control an additional 30% through affiliates of our Parent, as well as in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India.

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
Product Line	2009	2008
Stainless and aluminum	45%	55%
Carbon flat rolled	29	23
Bars, tubing and structurals	9	9
Fabrication and carbon plate	12	10
Other	5	3

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and March 31, 2008 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and related notes contained in the Registration Statement on Form S-4/A filed on February 24, 2009. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160, which was retrospectively applied, requires the Company’s noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Balance Sheet and to include the earnings of a consolidated subsidiary in net income within the Condensed Consolidated Statement of Operations.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information on operating segments in interim and annual financial statements. We had six operating segments based on geographic regions at March 31, 2009. Under the aggregation criteria set forth in SFAS 131, we operate in only one reportable operating segment known as metal service centers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

NOTE 2: INVENTORIES

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

Inventories, at stated LIFO value, were classified as follows:

	March 31, 2009	December 31, 2008
	(In millions)
In process and finished products	$709.8	$820.1

If current cost had been used to value inventories, such inventories would have been $3 million lower than reported at March 31, 2009 and $102 million higher at December 31, 2008. Approximately 88% and 90% of inventories are accounted for under the LIFO method at March 31, 2009 and December 31, 2008, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost and the specific cost methods.

NOTE 3: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In millions)
Secured Credit Facility	$276.3	$518.3
12% Senior Secured Notes due 2015	376.2	382.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4 % Senior Secured Notes due 2011	4.1	4.1
Foreign debt	11.0	22.8

Total debt	770.5	1,030.3
Less:
Short-term credit facility borrowings	41.2	43.0
Foreign debt	11.0	22.8

Total long-term debt	$718.3	$964.5

Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Credit Facility”) with a maturity date of October 18, 2012. At March 31, 2009, the Company had $276.3 million of outstanding borrowings, $32 million of letters of credit issued and $453 million available under the Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement. The weighted-average interest rate on the borrowings under the Credit Facility was 2.1 percent and 2.4 percent at March 31, 2009 and December 31, 2008, respectively.

Amounts outstanding under the Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of the Company, other subsidiary borrowers and certain other U.S. subsidiaries of the Company that act as guarantors.

The Credit Facility contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and includes defaults upon (among other things) the occurrence of a change of control of the Company.

The lenders under the Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

2014 and 2015 Notes

On October 19, 2007, the Company issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “2014 and 2015 Notes”). The floating rate 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The fixed rate 2015 Notes bear interest at a rate of 12% per annum. The 2014 and 2015 Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Credit Facility).

At March 31, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. From time to time, the Company has repurchased and in the future may repurchase 2014 and 2015 Notes in the open market. During the first three months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain.

The 2014 and 2015 Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables and inventory and related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The 2014 and 2015 Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under our revolving Credit Facility. The 2014 and 2015 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions.

The 2014 and 2015 Notes will be redeemable by the Company, in whole or in part, at any time on or after November 1, 2009 and 2011, respectively, at specified redemption prices. Additionally, on or prior to November 1, 2009 and 2010, the Company may redeem up to 35% of the outstanding 2014 and 2015 Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must offer to purchase the 2014 and 2015 Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, we agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2014 and 2015 Notes and to consummate an exchange offer no later than November 12, 2008. The Company did not consummate an exchange offer by November 12, 2008 and therefore, we are required to pay additional interest to the holders of the initial notes. As a result, the Company will be required to pay an additional approximately $0.6 million in interest to the holders of the 2014 and 2015 Notes with the interest payment on May 1, 2009. The Company completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, our obligation to pay additional interest ceased to accrue.

$150 Million 8   1/4% Senior Notes due 2011

At March 31, 2009, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

Based on our voting control of VSC-Ryerson, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $11.0 million outstanding at March 31, 2009, $9.1 million was owed to banks in Asia at a weighted average interest rate of 4.9% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $1.9 million at March 31, 2009 to Van Shung Chong Holdings Limited, our joint venture partner, at a weighted average interest rate of 4.6%.

NOTE 4: DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivatives

The Company adopted the provisions of SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”) as of January 1, 2009. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts periodically to reduce volatility in the price of these metals. The Company currently does not account for its derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The fair value of each contract is determined using Level 2 inputs and the market approach valuation technique, as described in SFAS No. 157”Fair Value Measurement” (“SFAS 157”).

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of March 31, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	N/A	$—	N/A	$—	Non-current taxes and other liabilities	$3.1	Non-current taxes and other liabilities	$3.3
Foreign exchange contracts	Deferred charges and other non- current assets	0.1	Deferred charges and other non- current assets	0.5	N/A	—	N/A	—
Commodity contracts	N/A	—	N/A	—	Accounts Payable	2.9	Accounts Payable	3.3

Total derivatives		$0.1		$0.5		$6.0		$6.6

The Company’s interest rate forward contracts had a notional amount of $160 million as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $3.4 million and $7.3 million, respectively. As of March 31, 2009 and December 31, 2008, the Company had 400 and 574 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months ended March 31, 2009 and 2008:

		Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
		(In millions)
Interest rate contracts	Interest Expense	$0.4	$(2.8)
Foreign exchange contracts	Other Income and Expense	(0.4)	0.8
Commodity contracts	Cost of Goods Sold	(0.4)	0.7

Total		$(0.4)	$(1.3)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company partially adopted SFAS 157, which primarily requires expanded disclosure for assets and liabilities recorded on the balance sheet at fair value. As permitted by Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

1.	Level 1—quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the reporting date.

2.	Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

3.	Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents	$4.2	$—	$—
Mark-to-market derivatives	—	0.1	—
Liabilities
Mark-to-market derivatives	—	6.0	—

NOTE 5: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2009 and 2008 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost
Service cost	$—	$1	$1	$1
Interest cost	11	11	3	3
Expected return on assets	(12)	(13)	—	—
Recognized actuarial net gain	—	—	(1)	—
Curtailment gain	—	—	(1)	—

Net periodic benefit cost (credit)	$(1)	$(1)	$2	$4

In February 2009, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire within 18 months of the effective date of April 1, 2009. This action meets the definition of a curtailment under FASB Statement No. 88 and resulted in a curtailment gain of approximately $1.3 million during the first quarter of 2009.

Contributions

The Company anticipates that it will have a minimum required pension contribution funding of approximately $14 million in 2009.

NOTE 6: RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the three-month period ended March 31, 2009:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Balance at December 31, 2008	$6.2	$1.5	$7.7
Cash payments	(4.1)	(0.1)	(4.2)

Balance at March 31, 2009	$2.1	$1.4	$3.5

2009

During the first quarter of 2009, the Company paid $4.2 million related to the exit plan liability recorded on October 19, 2007, as part of the Merger of Rhombus Merger Corporation with and into Ryerson. The remaining balance as of March 31, 2009 is expected to be substantially paid during 2009.

NOTE 7: STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions)
Balance at December 31, 2008	—	$—	$491.2	$—	$(45.6)	$(101.7)	$39.0	$382.9
Net loss	—	—	—	(4.3)	—	—	(2.0)	(6.3)
Foreign currency translation	—	—	—	—	(9.5)	—	(0.3)	(9.8)
Changes in unrecognized benefit costs (net of tax provision of $0.7)	—	—	—	—	—	1.4	—	1.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss,(net of tax benefit of $0.2)	—	—	—	—	—	(0.3)	—	(0.3)

Balance at March 31, 2009	—	$—	$491.2	$(4.3)	$(55.1)	$(100.6)	$36.7	$367.9

The following sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income (loss)	$(6.3)	$9.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(9.8)	(6.8)
Changes in unrecognized benefit costs, net of tax provision of $0.7 in 2009	1.4	—
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax benefit of $0.2 in 2009	(0.3)	—

Total comprehensive income (loss)	(15.0)	2.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2.3)	—

Comprehensive income (loss) attributable to Ryerson Inc.	$(12.7)	$2.4

NOTE 8: COMMITMENTS AND CONTINGENCIES

From time to time, we are named as a defendant in legal actions incidental to our ordinary course of business. We do not believe that the resolution of these claims will have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued us and other metals service centers in the United States District Court for the Western District of Oklahoma. The other defendants are Ken Mac Metals, Inc.; Samuel, Son & Co., Limited; Samuel Specialty Metals, Inc.; Metal West, L.L.C.; Integris Metals (now owned by us); and Earle M. Jorgensen Company. Champagne Metals alleges a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint seeks damages with the exact amount to be proved at trial. Champagne Metals seeks treble damages on its antitrust claims and seeks punitive damages in addition to actual damages on its other claim. We believe that the suit is without merit, and we answered the complaint denying all claims and allegations, and filed a Motion for Summary Judgment which was granted. On September 15, 2005, the U.S. Court of Appeals for the Tenth Circuit heard oral arguments on plaintiff’s appeal of the lower court decision. On August 7, 2006, the U.S. Court of Appeals for the Tenth Circuit issued a ruling affirming in part and reversing in part the district court judgment in favor of defendants, and sent the case back to the district court for reconsideration of the summary judgment in light of guidance provided by the Tenth Circuit opinion. On November 17, 2006, the defendants filed a second Motion for Summary Judgment with the United States District Court for the Western District of Oklahoma addressing the issues raised by the Court of Appeals. On July 27, 2007, the District Court denied the defendants’ motion, but reserved its decision on the portion of the motion addressing the plaintiff’s damage claim. We continue to believe this suit is without merit and intend to vigorously defend our position in this matter. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations, or cash flows.

NOTE 9: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 19, 2007, the Company issued the 2014 and 2015 Notes. The 2014 and 2015 Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Credit Facility.

The following are condensed consolidating financial information of Ryerson Inc. and its guarantor and non-guarantor subsidiaries and affiliates as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and March 31, 2008:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$694.5	$110.8	$(0.6)	$804.7
Cost of materials sold	—	578.8	101.0	(0.6)	679.2

Gross profit	—	115.7	9.8	—	125.5
Warehousing, delivery, selling, general and administrative	0.9	108.5	14.7	—	124.1
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Other postretirement benefits curtailment gain	—	—	(1.3)	—	(1.3)

Operating profit (loss)	(0.9)	10.5	(3.6)	—	6.0
Other income and (expense), net	2.7	—	—	—	2.7
Interest and other expense on debt	(18.2)	0.4	(0.4)	—	(18.2)
Intercompany transactions:
Interest expense on intercompany loans	(12.2)	—	(0.2)	12.4	—
Interest income on intercompany loans	—	12.4	—	(12.4)	—

Income (loss) before income taxes	(28.6)	23.3	(4.2)	—	(9.5)
Provision (benefit) for income taxes	(11.6)	9.1	(0.7)	—	(3.2)
Equity in (earnings) loss of subsidiaries	(12.7)	1.5	—	(11.2)	—

Net income (loss)	(4.3)	12.7	(3.5)	(11.2)	(6.3)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(2.0)	—	(2.0)

Net income (loss) attributable to Ryerson Inc.	$(4.3)	$12.7	$(1.5)	$(11.2)	$(4.3)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,223.5	$150.7	$(3.9)	$1,370.3
Cost of materials sold	—	1,055.7	124.6	(3.9)	1,176.4

Gross profit	—	167.8	26.1	—	193.9
Warehousing, delivery, selling, general and administrative	1.2	133.9	15.9	—	151.0

Operating profit (loss)	(1.2)	33.9	10.2	—	42.9
Other income and (expense), net	0.7	—	1.9	—	2.6
Interest and other expense on debt	(28.2)	(2.8)	(0.2)	—	(31.2)
Intercompany transactions:
Interest expense on intercompany loans	(12.7)	—	—	12.7	—
Interest income on intercompany loans	—	12.5	0.2	(12.7)	—

Income (loss) before income taxes	(41.4)	43.6	12.1	—	14.3
Provision (benefit) for income taxes	(16.0)	17.5	3.6	—	5.1
Equity in (earnings) loss of subsidiaries	(34.6)	(7.2)	—	41.8	—

Net income (loss)	9.2	33.3	8.5	(41.8)	9.2
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Ryerson Inc.	$9.2	$33.3	$8.5	$(41.8)	$9.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(4.3)	$12.7	$(3.5)	$(11.2)	$(6.3)

Non-cash expenses	2.1	(1.2)	0.2	—	1.1
Equity in (earnings) loss of subsidiaries	(12.7)	1.5	—	11.2	—
Changes in working capital	31.0	224.3	(55.3)	—	200.0

Net adjustments	20.4	224.6	(55.1)	11.2	201.1

Net cash provided by (used in) operating activities	16.1	237.3	(58.6)	—	194.8

Investing activities:
Net cash provided by (used in) investing activities	—	(227.9)	(1.2)	236.0	6.9

Financing activities:
Net cash provided by (used in) financing activities	(15.6)	(9.6)	(5.3)	(236.0)	(266.5)

Net increase (decrease) in cash and cash equivalents	0.5	(0.2)	(65.1)	—	(64.8)
Effect of exchange rate changes on cash	—	—	(2.5)	—	(2.5)

Net change in cash and cash equivalents	0.5	(0.2)	(67.6)	—	(67.3)
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$0.6	$7.4	$33.6	$—	$41.6

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$9.2	$33.3	$8.5	$(41.8)	$9.2

Non-cash expenses	(23.5)	30.1	(0.3)	—	6.3
Equity in (earnings) loss of subsidiaries	(34.6)	(7.2)	—	41.8	—
Changes in working capital	(37.1)	0.9	11.1	—	(25.1)

Net adjustments	(95.2)	23.8	10.8	41.8	(18.8)

Net cash provided by (used in) operating activities	(86.0)	57.1	19.3	—	(9.6)

Investing activities:
Net cash used in investing activities	(1.1)	(101.7)	(0.4)	102.1	(1.1)

Financing activities:
Net cash provided by (used in) financing activities	87.2	35.1	(5.3)	(102.1)	14.9

Net change in cash and cash equivalents	0.1	(9.5)	13.6	—	4.2
Beginning cash and cash equivalents	0.1	29.9	5.2	—	35.2

Ending cash and cash equivalents	$0.2	$20.4	$18.8	$—	$39.4

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets	$1,695.9	$1,003.9	$234.1	$(1,707.0)	$1,226.9
Property, plant and equipment, net of accumulated depreciation	—	488.4	53.6	—	542.0
Other noncurrent assets	867.8	1,806.5	59.0	(2,511.9)	221.4

Total Assets	$2,563.7	$3,298.8	$346.7	$(4,218.9)	$1,990.3

LIABILITIES AND EQUITY
Current liabilities	$59.6	$2,002.9	$49.7	$(1,707.0)	$405.2
Noncurrent liabilities	2,172.9	485.2	25.9	(1,466.8)	1,217.2
Ryerson Inc. stockholders’ equity	331.2	810.7	234.4	(1,045.1)	331.2
Noncontrolling interest	—	—	36.7	—	36.7

Total Liabilities and Equity	$2,563.7	$3,298.8	$346.7	$(4,218.9)	$1,990.3

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets	$1,768.6	$1,162.8	$280.4	$(1,723.5)	$1,488.3
Property, plant and equipment net of accumulated depreciation	—	501.6	54.7	—	556.3
Other noncurrent assets	816.2	1,514.4	54.4	(2,157.1)	227.9

Total Assets	$2,584.8	$3,178.8	$389.5	$(3,880.6)	$2,272.5

LIABILITIES AND EQUITY
Current liabilities	$54.7	$1,952.7	$137.9	$(1,723.5)	$421.8
Noncurrent liabilities	2,186.2	485.8	26.6	(1,230.8)	1,467.8
Ryerson Inc. stockholders’ equity	343.9	740.3	186.0	(926.3)	343.9
Noncontrolling interest	—	—	39.0	—	39.0

Total Liabilities and Equity	$2,584.8	$3,178.8	$389.5	$(3,880.6)	$2,272.5

NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This statement requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. We adopted SFAS 160 as of January 1, 2009 and appropriately applied the presentation and disclosure requirements described above retrospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The Company adopted SFAS 161 as of January 1, 2009.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”(“FSP APB 14-1”). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments, as they existed for all periods presented. The Company adopted the provisions of FSP APB 14-1 on January 1, 2009. The adoption did not have a material impact on these financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The FSP amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.

In April 2009, the FASB released FSP SFAS 107-b and APB Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In April 2009, the FASB issued FSP SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

NOTE 11: RELATED PARTIES

We pay an affiliate of Platinum Equity, LLC an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee was $1.3 million in the first three months of 2009 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Forward-Looking Statements” and “Risk Factors” in the Company’s Registration Statement on Form S-4/A filed on February 24, 2009 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements for the year ended December 31, 2008 and related Notes thereto in the Company’s Registration Statement on Form S-4/A filed on February 24, 2009.

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

Sales, gross profit and operating expense control are the principal factors that impact the Company’s profitability:

Net Sales. The Company’s sales volume and pricing is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which the Company’s customers operate. Increases in sales volume generally enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold. Sales prices are also primarily driven by market factors such as overall demand and availability of product. The Company’s net sales include revenue from product sales, net of returns, allowances, customer discounts and incentives.

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. However, domestic metals prices are volatile and remain difficult to predict due to its commodity nature and the extent which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, surcharges and other factors.

Results of Operations - Comparison of First Quarter 2009 to First Quarter 2008

	Three months ended March 31, 2009	% of Net Sales	Three months ended March 31, 2008	% of Net Sales
Net sales	$804.7	100.0%	$1,370.3	100.0%
Gross profit	125.5	15.6	193.9	14.2
Warehousing, delivery, selling, general and administrative expenses	124.1	15.4	151.0	11.1
Gain on sale of assets	(3.3)	(0.4)	—	—
Other postretirement benefits curtailment gain	(1.3)	(0.1)	—	—
Operating profit	6.0	0.7	42.9	3.1
Other expenses	(15.5)	(1.9)	(28.6)	(2.1)
Provision (benefit) for income taxes	(3.2)	(0.4)	5.1	0.3
Net income (loss)	(6.3)	(0.8)	9.2	0.7
Noncontrolling interest	(2.0)	(0.3)	—	—
Net income (loss) attributable to Ryerson Inc.	(4.3)	(0.5)	9.2	0.7

For the first quarter of 2009, the Company reported a net loss of $6.3 million, as compared with net income of $9.2 million, in the first quarter of 2008.

Included in the first quarter 2009 results is a pretax gain on sale of assets of $3.3 million or $2.0 million after-tax. The first quarter of 2009 also included a pretax other postretirement benefit curtailment gain of $1.3 million or $0.9 million after-tax.

The following table shows the Company’s percentage of sales revenue by major product lines for the first three months of 2009 and 2008:

	Percentage of Sales Revenue Three Months Ended March 31,
Product Line	2009	2008
Stainless and aluminum	45%	55%
Carbon flat rolled	29	23
Bars, tubing and structurals	9	9
Fabrication and carbon plate	12	10
Other	5	3

Total	100%	100%

Net Sales. Revenue for the first quarter of 2009 decreased 41.3% to $804.7 million from the same period a year ago. Average selling price decreased 10.6% against the price levels in the first quarter of 2008. Volume for the first quarter of 2009 decreased 34.3% from the first quarter of 2008. The decrease in volume reflects the significant deterioration of market conditions compared to the year-ago period. The product mix revenue change reflects the relative change in selling price per ton, as volume mix was relatively consistent.

Gross profit. Gross profit decreased by $68.4 million to $125.5 million in the first quarter of 2009. Gross profit per ton of $272 in the first quarter of 2009 decreased from $276 per ton in the year-ago quarter due to lower average selling prices year-over-year. Gross profit as a percent of sales in the first quarter of 2009 increased to 15.6% from 14.2% a year ago.

Operating expenses. Total operating expenses decreased by $31.5 million to $119.5 million in the first quarter of 2009 from $151.0 million a year ago. The decrease was primarily due to lower wages and salaries of $11.9 million and lower benefit expenses of $11.3 million resulting from lower employment levels after workforce reductions, lower delivery expenses of $8.8 million resulting from reduced volume and the $3.3 million gain on the sale of assets, partially offset by an increase in bad debt expense of $5.6 million. On a per ton basis, first quarter 2009 operating expenses increased to $259 per ton from $215 per ton in the first quarter of 2008 due to the relatively greater decline in volume being partially offset by lower operating expenses.

Operating profit. For the quarter, the Company reported an operating profit of $6.0 million, or $13 per ton, compared to an operating profit of $42.9 million, or $61 per ton, in the year-ago period, as a result of the factors discussed above.

Interest and other expense on debt. Interest and other expense on debt decreased to $18.2 million from $31.2 million in the year-ago quarter, primarily due to lower average borrowings and lower interest rates on variable rate debt in the first quarter of 2009 as compared to the same period in the prior year, as well as the impact of retirement of a portion of the Notes.

Provision for income taxes. In the first quarter of 2009 the Company recorded an income tax benefit of $3.2 million compared to a $5.1 million income tax expense in the first quarter of 2008. The effective tax rate was 33.7% in the first quarter of 2009 and 35.7% in the first quarter of 2008. The reduction in effective tax rate during the first quarter of 2009 was primarily due to the impact of permanent differences on a pretax loss in the first quarter of 2009.

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

The following table summarizes the Company’s cash flows:

	Three months ended March 31,
	2009	2008
	(In millions)
Net cash provided by (used in) operating activities	$194.8	$(9.6)
Net cash provided by (used in) investing activities	6.9	(1.1)
Net cash provided by (used in) financing activities	(266.5)	14.9
Effect of exchange rates on cash	(2.5)	—

Net increase (decrease) in cash and cash equivalents	$(67.3)	$4.2

The Company had cash and cash equivalents at March 31, 2009 of $41.6 million, compared to $108.9 million at December 31, 2008. The Company had $771 million and $1,030 million of total debt outstanding, a debt-to-capitalization ratio of 68% and 73% and $453 million and $469 million available under its revolving Credit Facility at March 31, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities of $194.8 million in the first quarter of 2009 was primarily due to a decrease in inventories of $108.6 million resulting from management’s efforts to reduce inventory in a weak economic environment, a decrease in accounts receivable of $67.0 million reflecting lower volume in the first quarter of 2009 and the receipt of a federal income tax refund of $22.0 million.

Capital expenditures during the first quarter of 2009 totaled $7.4 million compared to $6.0 million in the first quarter of 2008. The Company sold property, plant and equipment generating cash proceeds of $14.6 million and $6.0 million during the three-month periods ended March 31, 2009 and 2008, respectively.

Net cash used in financing activities in the first quarter of 2009 was $266.5 million, compared to net cash provided by financing activities of $14.9 million during the first quarter of 2008. Net cash used in financing activities in the first quarter of 2009 was primarily related to credit facility repayments made possible from lower working capital requirements. Net cash provided by financing activities in the first three months of 2008 was primarily related to an increase in net book overdrafts of $29.8 million.

The Company believes that cash flow from operations and proceeds from its revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements in the normal course of business.

Total Debt

Total debt outstanding as of March 31, 2009 consisted of the following amounts: $276.3 million borrowing under the Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $4.1 million under the 2011 Notes, and $11.0 million related to foreign debt. Availability at March 31, 2009 and December 31, 2008 under the Credit Facility was $453 million and $469 million, respectively. Discussion of each of these borrowings follows.

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement with a maturity date of October 18, 2012. At March 31, 2009, the Company had $276.3 million of outstanding borrowings, $32 million of letters of credit issued and $453 million available under the Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. At April 30, 2009, the Company had $233 million of outstanding borrowings, $32 million of letters of credit issued and $342 million available under the Credit Facility. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement. The weighted-average interest rate on the borrowings under the Credit Facility was 2.1 percent and 2.4 percent at March 31, 2009 and December 31, 2008, respectively.

Amounts outstanding under the Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

Borrowings under the Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of the Company, other subsidiary borrowers and certain other U.S. subsidiaries of the Company that act as guarantors.

The Credit Facility contains covenants that, among other things, restrict the Company and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Credit Facility also requires that, if availability under the Credit Facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter and includes defaults upon (among other things) the occurrence of a change of control of the Company.

The lenders under the Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on the Company. If the Company, any of the other borrowers or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Credit Facility will become immediately due and payable.

2014 and 2015 Notes

On October 19, 2007, the Company issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2105 Notes”) (together, the “2014 and 2015 Notes”). The floating rate 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The fixed rate 2015 Notes bear interest at a rate of 12% per annum. The 2014 and 2015 Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Credit Facility).

At March 31, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. From time to time, the Company has repurchased and in the future may repurchase 2014 and 2015 Notes in the open market. During the first three months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain.

The 2014 and 2015 Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables and inventory and related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The 2014 and 2015 Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under our revolving Credit Facility. The 2014 and 2015 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions.

The 2014 and 2015 Notes will be redeemable by the Company, in whole or in part, at any time on or after November 1, 2009 and 2011, respectively, at specified redemption prices. Additionally, on or prior to November 1, 2009 and 2010, the Company may redeem up to 35% of the outstanding 2014 and 2015 Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must offer to purchase the 2014 and 2015 Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, we agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2014 and 2015 Notes and to consummate an exchange offer no later than November 12, 2008. The Company did not consummate an exchange offer by November 12, 2008 and therefore, we are required to pay additional interest to the holders of the initial notes. As a result, the Company will be required to pay an additional approximately $0.6 million in interest to the holders of the 2014 and 2015 Notes with the interest payment on May 1, 2009. The Company completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, our obligation to pay additional interest ceased to accrue.

$150 Million 8 1/4% Senior Notes due 2011

At March 31, 2009, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

Based on our voting control of VSC-Ryerson, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $11.0 million outstanding at March 31, 2009, $9.1 million was owed to banks in Asia at a weighted average interest rate of 4.9% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $1.9 million at March 31, 2009 to Van Shung Chong Holdings Limited, our joint venture partner, at a weighted average interest rate of 4.6%.

Pension Funding

At December 31, 2008, pension liabilities exceeded plan assets by $296 million. The Company anticipates that it will have a minimum required pension contribution of approximately $14 million in 2009 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Income Tax Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2009.

Contractual Obligations

The following table presents contractual obligations at March 31, 2009:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$—	$103
Fixed Rate Long Term Notes	376	—	—	—	376
Other Long Term Notes	4	—	4	—	—
Credit Facility	276	—	—	276	—
Foreign Debt	11	11	—	—	—
Interest on Floating Rate Notes, Fixed Rate, Other Long Term Notes and Credit Facility (2)	369	60	120	112	77
Purchase Obligations (3)	192	192	—	—	—
Operating leases	74	21	24	13	16

Total	$1,405	$284	$148	$401	$572

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Rhombus Holding Corporation 2009 Participation Plan

Our named executive officers participate in the Rhombus Holding Corporation 2009 Participation Plan (the “Participation Plan”), which was adopted by Parent on February 16, 2009. The Participation Plan provides for the grant of participation units to certain key employees of Parent and its subsidiaries in exchange for the key employee’s execution of a two-year noncompete agreement. Upon (i) the sale of all or a portion of Parent’s common stock by Platinum Equity Capital Partners, L.P. or its affiliates (“Platinum”), or (ii) the payment of a cash dividend by Parent to Platinum (each such event being referred to as “qualified event”), the participants will receive a cash payment in respect of each vested participation unit in an amount intended to represent the per unit appreciation in the Parent’s valuation since the date of grant that is realized by Platinum in connection with such qualified event. The payments may be made either in a lump sum or in installments as determined by the Parent’s compensation committee. Generally, if a participant undergoes a termination of employment for any reason or violates any agreement with the Parent regarding the assignment of intellectual property or to the confidentiality of Parent’s information, the participant will forfeit all of his or her participation units, whether or not such units have vested.

Outlook

The Company experienced unprecedented weakness in first quarter 2009 volume based on slowing orders from our manufacturing customers. Volume, pricing and margins decreased as service centers and customers reduced inventory and as mills reduced prices. The Company expects the economic weakness will continue at least through the first half of 2009 and this condition will negatively impact volume and margins. High unemployment, economic uncertainty, and limited credit availability, among other factors, will likely continue to dampen capital equipment and consumer spending for the foreseeable future. Mills and customers both continue to operate at historically low levels of capacity utilization. In response to the current economic environment, the Company has taken significant steps to improve our expense structure and working capital investment.

Metals prices remain volatile and such volatility can have significant impact on the Company’s selling prices. Domestic metals pricing remains difficult to predict due to its commodity nature and the extent to which prices are affected by interest rates, foreign exchange rates, energy prices, international supply & demand imbalances, surcharges, and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $526 million at March 31, 2009 and $840 million at December 31, 2008 as compared with the carrying value of $771 million and $1,030 million at March 31, 2009 and December 31, 2008, respectively.

We had forward agreements for $160 million notional amount of pay fixed, receive floating interest rate swaps at March 31, 2009 and December 31, 2008 to effectively convert the interest rate from floating to fixed through 2009. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At March 31, 2009, these agreements had a liability value of $3.1 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2009 by approximately $5.2 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.4 million outstanding at March 31, 2009, and an asset value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of March 31, 2009, we had 400 metric tons of nickel futures or option contracts outstanding with a liability value of $2.9 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes relating to this Item from those set forth in Amendment No. 2 to the Registration Statement on Form S-4, filed on February 24, 2009.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes relating to this Item from those set forth in Amendment No. 2 to the Registration Statement on Form S-4, filed on February 24, 2009.

The current economic downturn has reduced demand for our products and may continue to reduce demand until an economic recovery. Reduced demand for our products may have a material adverse effect on our business, financial condition or results of operations.

Demand for our products is affected by a number of general economic factors. A decline in economic activity in the United States and other markets in which we operate could materially affect our financial condition and results of operations. The U.S. economy entered an economic recession in December 2007, which spread to many global markets in 2008 and affected Ryerson and other metals service centers. In late 2008, the metals industry including Ryerson and other service centers felt additional effects of the worsening recession and the impact of the credit market disruption. These events contributed to a rapid decline in both demand for our products and pricing levels for those products. We are unable to predict the duration or severity of the current global economic and financial crisis that may cause our financial condition to worsen from current levels. The company has implemented or is taking a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing non-critical capital expenditures, initiating headcount reductions and reductions of certain employee benefits, among other actions. However, there can be no assurance that these actions, or any others that the company may take in response to further deterioration in economic and financial conditions, will be sufficient.

The global financial and banking crises have caused a lack of credit availability that has limited and may continue to limit the ability of our customers to purchase our products or to pay us in a timely manner.

In climates of global financial and banking crises, such as those we are currently experiencing, the ability of our customers to maintain credit availability has become more challenging. In particular, the financial viability of many of our customers is threatened, which may impact their ability to pay us amounts due, further affecting our financial condition and results of operations.

The current economic downturn has reduced metals prices. We cannot assure you when or if prices will rise. Lower metals prices may have significantly impact our liquidity, net sales, gross margins, operating income and net income.

The metals industry as a whole is cyclical and, at times, pricing and availability of metal can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory held by other metals service centers, consolidation of metals producers, higher raw material costs for the producers of metals, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of materials for us.

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in the fourth quarter of 2008 and first quarter of 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Metals prices may continue to decline in 2009 and further declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants in our Credit Facility as well as result in us incurring inventory or goodwill impairment charges. Changing metal prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON INC.

By:	/s/ Terence R. Rogers
Terence R. Rogers
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: May 4, 2009

EXHIBIT INDEX

Exhibit No.	Description
4.1	Exchange Global 12% Senior Secured Note due 2015

4.2	Exchange Global Floating Rate Senior Secured Note due 2014

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Stephen E. Makarewicz, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Terence R. Rogers, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002