Form 10-Q/A
period 2009-03-31
RYERSON INC.
filed 2009-06-17
CIK 790528

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Ryerson Inc. for the quarter ended March 31, 2009, originally filed on May 5, 2009, is being filed solely to correct a typographical error in the Exchange Global Floating Rate Senior Secured Note due 2014 filed as Exhibit 4.2 thereto.

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

Date: June 11, 2009

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