Form 10-Q
period 2009-06-30
RYERSON INC.
filed 2009-08-04
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 29, 2009 there were 100 shares of Common Stock outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$743.1	$1,445.7	$1,547.8	$2,816.0
Cost of materials sold	657.5	1,270.2	1,336.7	2,446.6

Gross profit	85.6	175.5	211.1	369.4
Warehousing, delivery, selling, general and administrative	118.2	148.1	242.3	299.1
Gain on sale of assets	—	—	(3.3)	—
Other postretirement benefits curtailment gain	—	—	(1.3)	—

Operating profit (loss)	(32.6)	27.4	(26.6)	70.3
Other income and (expense), net	(4.5)	0.5	(1.8)	3.1
Interest and other expense on debt	(18.2)	(24.2)	(36.4)	(55.4)

Income (loss) before income taxes	(55.3)	3.7	(64.8)	18.0
Provision for income taxes	75.2	1.5	72.0	6.6

Net income (loss)	(130.5)	2.2	(136.8)	11.4
Less: Net income (loss) attributable to noncontrolling interest	(0.5)	—	(2.5)	—

Net income (loss) attributable to Ryerson Inc.	$(130.0)	$2.2	$(134.3)	$11.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss).	$(136.8)	$11.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17.7	16.5
Deferred income taxes	87.5	(0.6)
Deferred employee benefit cost	(1.7)	(3.8)
Gain on sale of assets	(3.3)	—
Gain on retirement of debt	(2.7)	(1.1)
Other postretirement benefits curtailment gain	(1.3)	—
Change in operating assets and liabilities:
Receivables	117.2	(144.7)
Inventories	247.6	(14.9)
Other assets	1.2	(3.3)
Accounts payable	40.4	142.1
Accrued liabilities	(25.0)	(34.3)
Accrued taxes payable	12.6	2.9
Other items	0.7	(1.3)

Net adjustments	490.9	(42.5)

Net cash provided by (used in) operating activities	354.1	(31.1)

Investing activities:
(Increase) decrease in restricted cash, net	0.2	(1.1)
Loan to joint venture	—	(0.3)
Capital expenditures	(13.0)	(12.6)
Proceeds from sales of property, plant and equipment	14.7	30.1

Net cash provided by investing activities	1.9	16.1

Financing activities:
Repayment of debt	(3.3)	(7.4)
Proceeds from credit facility borrowings	—	905.0
Repayment of credit facility borrowings	—	(810.0)
Net short-term repayments under credit facility	(398.9)	(56.9)
Credit facility issuance costs	—	(0.3)
Long-term debt issuance costs	—	(0.1)
Net increase (decrease) in book overdrafts	(27.5)	33.4
Dividends paid	—	(25.0)

Net cash provided by (used in) financing activities	(429.7)	38.7

Net increase (decrease) in cash and cash equivalents	(73.7)	23.7
Effect of exchange rate changes on cash	2.9	—

Net change in cash and cash equivalents	(70.8)	23.7
Cash and cash equivalents—beginning of period	108.9	35.2

Cash and cash equivalents—end of period	$38.1	$58.9

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$34.3	$54.3
Income taxes, net	(25.5)	6.4

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except shares)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$38.1	$108.9
Restricted cash	6.7	7.0
Receivables less provision for allowances, claims and doubtful accounts of $13.5 and $17.1, respectively	386.2	500.9
Inventories	575.4	820.1
Prepaid expenses and other current assets	89.7	51.4

Total current assets	1,096.1	1,488.3

Investments and advances	—	49.0

Property, plant, and equipment, at cost	594.8	592.9
Less: Accumulated depreciation	53.2	36.6

Property, plant and equipment, net	541.6	556.3

Deferred income taxes	—	59.1
Other intangible assets	13.1	13.9
Goodwill	75.2	76.4
Deferred charges and other assets	26.0	29.5

Total assets	$1,752.0	$2,272.5

Liabilities
Current liabilities:
Accounts payable	$238.6	$224.9
Salaries, wages and commissions	16.5	32.6
Deferred income taxes	46.5	46.6
Short-term credit facility borrowings	22.2	65.8
Current portion of deferred employee benefits	14.0	14.0
Other accrued liabilities	30.4	37.9

Total current liabilities	368.2	421.8
Long-term debt	603.2	964.5
Deferred employee benefits	487.2	490.7
Taxes and other credits	40.0	12.6

Total liabilities	1,498.6	1,889.6

Commitments and contingencies

Equity
Ryerson Inc. shareholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2009 and 2008	—	—
Capital in excess of par value	491.2	491.2
Accumulated deficit	(134.3)	—
Accumulated other comprehensive loss	(139.3)	(147.3)

Total Ryerson Inc. shareholders’ equity:	217.6	343.9
Noncontrolling interest	35.8	39.0

Total equity	253.4	382.9

Total liabilities and equity	$1,752.0	$2,272.5

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Inc. (“Ryerson”), a Delaware corporation, is a wholly-owned subsidiary of Rhombus Holding Corporation (“Parent”). Parent is owned substantially by affiliates of Platinum Equity, LLC.

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), and its wholly-owned indirect subsidiaries, and in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

In addition to our United States and Canada operations, we conduct materials distribution operations in China through VSC-Ryerson China Limited (“VSC-Ryerson”), a company in which we have a 50% direct ownership percentage and indirectly control an additional 30% through affiliates of our Parent, as well as in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India (see Note 14 – Subsequent Events).

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2009	2008	2009	2008
Stainless and aluminum	46%	52%	45%	53%
Carbon flat rolled	28	24	28	24
Bars, tubing and structurals	7	9	8	9
Fabrication and carbon plate	12	10	13	10
Other	7	5	6	4

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and June 30, 2008 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and related notes contained in the Registration Statement on Form S-4/A filed on February 24, 2009. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160, which was retrospectively applied, requires the Company’s noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Balance Sheet and to include the earnings of a consolidated subsidiary in net income within the Condensed Consolidated Statement of Operations.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information on operating segments in interim and annual financial statements. During the second quarter of 2009, we reorganized the company such that one operating segment was absorbed by the remaining five operating segments. As such, we had five operating segments based on geographic regions at June 30, 2009. Under the aggregation criteria set forth in SFAS 131, we operate in only one reportable segment known as metal service centers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

NOTE 2: INVENTORIES

The Company uses the last-in; first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified as follows:

	June 30, 2009	December 31, 2008
	(In millions)
In process and finished products	$575.4	$820.1

If current cost had been used to value inventories, such inventories would have been $65 million lower than reported at June 30, 2009 and $102 million higher at December 31, 2008. Approximately 85% and 90% of inventories are accounted for under the LIFO method at June 30, 2009 and December 31, 2008, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost and the specific cost methods.

NOTE 3: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In millions)
Secured Credit Facility	$130.5	$518.3
12% Senior Secured Notes due 2015	376.2	382.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4% Senior Secured Notes due 2011	4.1	4.1
Foreign debt	11.7	22.8

Total debt	625.4	1,030.3
Less:
Short-term credit facility borrowings	10.5	43.0
Foreign debt	11.7	22.8

Total long-term debt	$603.2	$964.5

Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Credit Facility”) with a maturity date of October 18, 2012. At June 30, 2009, the Company had $130.5 million of outstanding borrowings, $32 million of letters of credit issued and $350 million available under the Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement. The weighted-average interest rate on the borrowings under the Credit Facility was 2.0% and 2.4% at June 30, 2009 and December 31, 2008, respectively.

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

At June 30, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. From time to time, the Company has repurchased and in the future may repurchase 2014 and 2015 Notes in the open market. During the first six months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations.

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

Pursuant to a registration rights agreement, we agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2014 and 2015 Notes and to consummate an exchange offer no later than November 12, 2008. The Company did not consummate an exchange offer by November 12, 2008 and therefore, we were required to pay additional interest to the holders of the initial notes. As a result, the Company paid an additional approximately $0.6 million in interest to the holders of the 2014 and 2015 Notes with the interest payment on May 1, 2009. The Company completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, our obligation to pay additional interest ceased.

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2009, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

Based on our voting control of VSC-Ryerson, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $11.7 million outstanding at June 30, 2009, $4.6 million was owed to banks in Asia at a weighted average interest rate of 4.1% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $7.1 million at June 30, 2009 to Van Shung Chong Holdings Limited, our joint venture partner, at a weighted average interest rate of 4.6%.

NOTE 4: DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivatives

The Company adopted the provisions of SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”) as of January 1, 2009. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts periodically to reduce volatility in the price of these metals. The Company currently does not account for its derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The fair value of each contract is determined using Level 2 inputs and the market approach valuation technique, as described in SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of June 30, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	N/A	$—	N/A	$—	Non-current taxes and other liabilities	$1.9	Non-current taxes and other liabilities	$3.3
Foreign exchange contracts	Deferred charges and other non- current assets	(0.2)	Deferred charges and other non- current assets	0.5	N/A	—	N/A	—
Commodity contracts	N/A	—	N/A	—	Accounts Payable	0.3	Accounts Payable	3.3

Total derivatives		$(0.2)		$0.5		$2.2		$6.6

The Company’s interest rate forward contracts had a notional amount of $260 million and $160 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $8.0 million and $7.3 million, respectively. As of June 30, 2009 and December 31, 2008, the Company had 247 and 574 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months and six months ended June 30, 2009 and 2008:

		Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
		(In millions)
Interest rate contracts	Interest and other expense on debt	$(0.9)	$1.8	$(0.5)	$(1.1)

Foreign exchange contracts	Other income and (expense), net	(0.2)	(0.4)	(0.6)	0.4

Commodity contracts	Cost of materials sold	0.6	(1.1)	0.2	(0.4)

Total		$(0.5)	$0.3	$(0.9)	$(1.1)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2009:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents	$6.8	$—	$—
Liabilities
Mark-to-market derivatives	—	2.4	—

The carrying and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$38.1	$38.1	$108.9	$108.9
Receivables less provision for allowances, claims and doubtful accounts	386.2	386.2	500.9	500.9
Accounts payable	238.6	238.6	224.9	224.9
Long-term debt, including current portion	625.4	532.3	1,030.3	839.7

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims and doubtful accounts and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities, where available, and from analyses performed using current interest rates considering credit ratings and the remaining terms of maturity.

NOTE 5: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2009 and 2008 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$1
Interest cost	11	11	3	3
Expected return on assets	(12)	(13)	—	—

Net periodic benefit cost (credit)	$—	$(1)	$3	$4

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$2	$1	$1
Interest cost	22	22	6	7
Expected return on assets	(24)	(26)	—	—
Recognized actuarial net gain	—	—	(1)	—
Curtailment gain	—	—	(1)	—

Net periodic benefit cost (credit)	$(1)	$(2)	$5	$8

In February 2009, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire within 18 months of the effective date of April 1, 2009. This action meets the definition of a curtailment under SFAS No. 88 and resulted in a curtailment gain of approximately $1.3 million during the first quarter of 2009.

Contributions

The Company anticipates that it will have a minimum required pension contribution funding of approximately $8 million in 2009.

NOTE 6: RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the six-month period ended June 30, 2009:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Balance at December 31, 2008	$6.2	$1.5	$7.7
Cash payments	(4.9)	(0.2)	(5.1)

Balance at June 30, 2009	$1.3	$1.3	$2.6

2009

During the first six months of 2009, the Company paid $5.1 million related to the exit plan liability recorded on October 19, 2007, as part of the Merger of Rhombus Merger Corporation with and into Ryerson. The remaining balance as of June 30, 2009 is expected to be substantially paid by mid-2010.

NOTE 7: INCOME TAXES

For the three months ended June 30, 2009, the Company recorded income tax expense from operations of $75.2 million compared to $1.5 million in the prior year. The increased income tax expense is primarily a result of establishing a valuation allowance on its deferred tax assets in the United States to reduce them to the amount that is more-likely-than-not to be realized.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was now more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized with a corresponding non-cash charge of $74.3 million to the provision for income taxes. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

For the six months ended June 30, 2009, the Company recorded income tax expense of $72.0 million compared to $6.6 million expense in the prior year. As discussed above, during the second quarter of 2009 the Company recorded a non-cash charge of $74.3 million to establish a valuation allowance against its U.S. deferred tax assets. The first six months of 2009 also included a $13.5 million charge to increase deferred tax liabilities related to the Company’s joint venture in India, which we determined was no longer permanently reinvested.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $75.2 million at June 30, 2009, or approximately 4.3% of total assets, or 31.9% of Ryerson’s shareholders’ equity. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment tests of goodwill were performed as of June 30, 2009 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 9: STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions)
Balance at December 31, 2008	—	$—	$491.2	$—	$(45.6)	$(101.7)	$39.0	$382.9
Net loss	—	—	—	(134.3)	—	—	(2.5)	(136.8)
Foreign currency translation	—	—	—	—	7.2	—	(0.7)	6.5
Changes in unrecognized benefit costs (net of tax provision of $0.7)	—	—	—	—	—	1.4	—	1.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, (net of tax benefit of $0.4)	—	—	—	—	—	(0.6)	—	(0.6)

Balance at June 30, 2009	—	$—	$491.2	$(134.3)	$(38.4)	$(100.9)	$35.8	$253.4

The following sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$(130.5)	$2.2	$(136.8)	$11.4
Other comprehensive income (loss):
Foreign currency translation adjustments	16.3	1.2	6.5	(5.6)
Changes in unrecognized benefit costs, net of tax provision of $0.7 in 2009	—	—	1.4	—
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax benefit of $0.4 in 2009	(0.3)	—	(0.6)	—

Total comprehensive income (loss)	(114.5)	3.4	(129.5)	5.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.9)	—	(3.2)	—

Comprehensive income (loss) attributable to Ryerson Inc.	$(113.6)	$3.4	$(126.3)	$5.8

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued us and six other metals service centers in the United States District Court for the Western District of Oklahoma. Champagne Metals alleged a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint sought damages with the exact amount to be determined at trial. Champagne Metals also sought treble damages on its antitrust claims and sought punitive damages in addition to actual damages on its other claim. On May 12, 2009, the parties resolved all matters by agreement. Under the terms of this agreement we made a cash payment of $2.6 million to Champagne Metals. On June 12, 2009 the matter was dismissed with prejudice.

NOTE 11: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 19, 2007, the Company issued the 2014 and 2015 Notes. The 2014 and 2015 Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Credit Facility.

The following are condensed consolidating financial information of Ryerson Inc. and its guarantor and non-guarantor subsidiaries and affiliates as of June 30, 2009 and December 31, 2008 and for the three-month and six-month periods ended June 30, 2009 and June 30, 2008:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$646.5	$97.9	$(1.3)	$743.1
Cost of materials sold	—	572.7	86.1	(1.3)	657.5

Gross profit	—	73.8	11.8	—	85.6
Warehousing, delivery, selling, general and administrative	1.2	100.8	16.2	—	118.2

Operating profit (loss)	(1.2)	(27.0)	(4.4)	—	(32.6)
Other income and (expense), net	—	—	(4.5)	—	(4.5)
Interest and other expense on debt	(17.1)	(0.9)	(0.2)	—	(18.2)
Intercompany transactions:
Interest expense on intercompany loans	(14.1)	—	—	14.1	—
Interest income on intercompany loans	—	13.5	0.6	(14.1)	—

Income (loss) before income taxes	(32.4)	(14.4)	(8.5)	—	(55.3)
Provision for income taxes	(11.3)	88.6	(2.1)	—	75.2
Equity in (earnings) loss of subsidiaries	108.9	6.3	—	(115.2)	—

Net income (loss)	(130.0)	(109.3)	(6.4)	115.2	(130.5)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to Ryerson Inc.	$(130.0)	$(109.3)	$(5.9)	$115.2	$(130.0)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,294.7	$156.1	$(5.1)	$1,445.7
Cost of materials sold	—	1,149.1	126.2	(5.1)	1,270.2

Gross profit	—	145.6	29.9	—	175.5
Warehousing, delivery, selling, general and administrative	1.2	126.9	20.0	—	148.1

Operating profit	(1.2)	18.7	9.9	—	27.4
Other income and (expense), net	0.7	—	(0.2)	—	0.5
Interest and other expense on debt	(26.0)	1.8	—	—	(24.2)
Intercompany transactions:
Interest expense on intercompany loans	(11.6)	—	(0.1)	11.7	—
Interest income on intercompany loans	—	11.7	—	(11.7)	—

Income before income taxes	(38.1)	32.2	9.6	—	3.7
Provision for income taxes	(12.7)	11.6	2.6	—	1.5
Equity in (earnings) loss of subsidiaries	(27.6)	(5.3)	—	32.9	—

Net income	2.2	25.9	7.0	(32.9)	2.2
Less: Net income attributable to noncontrolling interest	—	—	—	—	—

Net income attributable to Ryerson Inc.	$2.2	$25.9	$7.0	$(32.9)	$2.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,341.0	$208.7	$(1.9)	$1,547.8
Cost of materials sold	—	1,151.0	187.6	(1.9)	1,336.7

Gross profit	—	190.0	21.1	—	211.1
Warehousing, delivery, selling, general and administrative	2.2	210.1	30.0	—	242.3
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Other postretirement benefits curtailment gain	—	—	(1.3)	—	(1.3)

Operating profit (loss)	(2.2)	(16.8)	(7.6)	—	(26.6)
Other income and (expense), net	2.7	—	(4.5)	—	(1.8)
Interest and other expense on debt	(35.3)	(0.5)	(0.6)	—	(36.4)
Intercompany transactions:
Interest expense on intercompany loans	(26.3)	—	(0.2)	26.5	—
Interest income on intercompany loans	—	25.9	0.6	(26.5)	—

Income (loss) before income taxes	(61.1)	8.6	(12.3)	—	(64.8)
Provision for income taxes	(22.9)	97.7	(2.8)	—	72.0
Equity in (earnings) loss of subsidiaries	96.1	7.3	—	(103.4)	—

Net income (loss)	(134.3)	(96.4)	(9.5)	103.4	(136.8)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)

Net income (loss) attributable to Ryerson Inc.	$(134.3)	$(96.4)	$(7.0)	$103.4	$(134.3)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,518.2	$306.8	$(9.0)	$2,816.0
Cost of materials sold	—	2,204.8	250.8	(9.0)	2,446.6

Gross profit	—	313.4	56.0	—	369.4
Warehousing, delivery, selling, general and administrative	2.4	260.8	35.9	—	299.1

Operating profit	(2.4)	52.6	20.1	—	70.3
Other income and (expense), net	1.4	—	1.7	—	3.1
Interest and other expense on debt	(54.2)	(1.0)	(0.2)	—	(55.4)
Intercompany transactions:
Interest expense on intercompany loans	(24.3)	—	—	24.3	—
Interest income on intercompany loans	—	24.2	0.1	(24.3)	—

Income before income taxes	(79.5)	75.8	21.7	—	18.0
Provision for income taxes	(28.7)	29.1	6.2	—	6.6
Equity in (earnings) loss of subsidiaries	(62.2)	(12.5)	—	74.7	—

Net income	11.4	59.2	15.5	(74.7)	11.4
Less: Net income attributable to noncontrolling interest	—	—	—	—	—

Net income attributable to Ryerson Inc.	$11.4	$59.2	$15.5	$(74.7)	$11.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(134.3)	$(96.4)	$(9.5)	$103.4	$(136.8)

Non-cash expenses	(10.6)	107.5	—	—	96.9
Equity in (earnings) loss of subsidiaries	96.1	7.3	—	(103.4)	—
Changes in working capital	11.2	431.7	(48.9)	—	394.0

Net adjustments	96.7	546.5	(48.9)	(103.4)	490.9

Net cash provided by (used in) operating activities	(37.6)	450.1	(58.4)	—	354.1

Investing activities:
Net cash provided by (used in) investing activities	—	(425.3)	(1.5)	428.7	1.9

Financing activities:
Net cash provided by (used in) financing activities	37.6	(27.5)	(11.1)	(428.7)	(429.7)

Net increase (decrease) in cash and cash equivalents	—	(2.7)	(71.0)	—	(73.7)
Effect of exchange rate changes on cash	—	—	2.9	—	2.9

Net change in cash and cash equivalents	—	(2.7)	(68.1)	—	(70.8)
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$0.1	$4.9	$33.1	$—	$38.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$11.4	$59.2	$15.5	$(74.7)	$11.4

Non-cash expenses	(39.3)	50.4	(1.4)	—	9.7
Equity in (earnings) loss of subsidiaries	(62.2)	(12.5)	—	74.7	—
Changes in working capital	(235.3)	161.2	21.9	—	(52.2)

Net adjustments	(336.8)	199.1	20.5	74.7	(42.5)

Net cash provided by (used in) operating activities	(325.4)	258.3	36.0	—	(31.1)

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	(1.1)	(303.3)	(0.7)	321.2	16.1

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	326.5	38.7	(5.3)	(321.2)	38.7

Net change in cash and cash equivalents	—	(6.3)	30.0	—	23.7
Beginning cash and cash equivalents	0.1	29.9	5.2	—	35.2

Ending cash and cash equivalents	$0.1	$23.6	$35.2	$—	$58.9

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$1,709.6	$837.3	$277.0	$(1,727.8)	$1,096.1
Property, plant and equipment, net of accumulated depreciation	—	485.5	56.1	—	541.6
Other noncurrent assets	781.4	1,930.6	13.5	(2,611.2)	114.3

Total Assets	$2,491.0	$3,253.4	$346.6	$(4,339.0)	$1,752.0

LIABILITIES AND EQUITY
Current liabilities	$19.8	$2,034.6	$41.6	$(1,727.8)	$368.2
Noncurrent liabilities	2,253.6	517.6	23.7	(1,664.5)	1,130.4
Ryerson Inc. stockholders’ equity	217.6	701.2	245.5	(946.7)	217.6
Noncontrolling interest	—	—	35.8	—	35.8

Total Liabilities and Equity	$2,491.0	$3,253.4	$346.6	$(4,339.0)	$1,752.0

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

NOTE 12: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Account Standards Board (“FASB”) released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This statement requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. We adopted SFAS 160 as of January 1, 2009 and appropriately applied the presentation and disclosure requirements described above retrospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The Company adopted SFAS 161 as of January 1, 2009.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments, as they existed for all periods presented. The Company adopted the provisions of FSP APB 14-1 on January 1, 2009. The adoption did not have a material impact on these financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The FSP amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The adoption is not expected to have a material impact on our financial statements.

In April 2009, the FASB released FSP SFAS 107-b and APB Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted SFAS 107-b and APB 28-a during the second quarter 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of fiscal 2009 and the adoption did not have a material impact on our consolidated financial statements.

NOTE 13: RELATED PARTIES

We pay an affiliate of Platinum Equity, LLC an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee was $2.5 million in the first six months of 2009 and 2008.

The Company declared and paid a dividend of $35.0 million and $25.0 million to Parent in July 2009 and April 2008, respectively.

NOTE 14: SUBSEQUENT EVENTS

The Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited as of July 10, 2009. The joint venture was formed in 1997 between the Company and Tata Steel Limited to conduct steel service center operations in India. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received proceeds of $49 million for the transaction and we will record a pre-tax gain of approximately $2 million in the third quarter 2009. The Company’s investment in this joint venture was not material to the Company’s consolidated financial position or results of operations.

We adopted the provisions of SFAS No. 165, “Subsequent Events” in the second quarter of fiscal 2009. We evaluated subsequent events through the date on which these financial statements were issued, August 3, 2009.

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

Results of Operations - Comparison of Second Quarter 2009 to Second Quarter 2008

	Three months ended June 30, 2009	% of Net Sales	Three months ended June 30, 2008	% of Net Sales
Net sales	$743.1	100.0%	$1,445.7	100.0%
Gross profit	85.6	11.5	175.5	12.1
Warehousing, delivery, selling, general and administrative expenses	118.2	15.9	148.1	10.2
Operating profit	(32.6)	(4.4)	27.4	1.9
Other expenses	(22.7)	(3.1)	(23.7)	(1.6)
Provision for income taxes	75.2	10.1	1.5	0.1
Net income (loss)	(130.5)	(17.6)	2.2	0.2
Noncontrolling interest	(0.5)	(0.1)	—	—
Net income (loss) attributable to Ryerson Inc.	(130.0)	(17.5)	2.2	0.2

For the second quarter of 2009, the Company reported a net loss of $130.5 million, as compared with net income of $2.2 million, in the second quarter of 2008.

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2009 and 2008:

	Percentage of Sales Revenue Three Months Ended June 30,
Product Line	2009	2008
Stainless and aluminum	46%	52%
Carbon flat rolled	28	24
Bars, tubing and structurals	7	9
Fabrication and carbon plate	12	10
Other	7	5

Total	100%	100%

Net Sales. Revenue for the second quarter of 2009 decreased 48.6% to $743.1 million from the same period a year ago. Average selling price decreased 27.1% against the price levels in the second quarter of 2008. Volume for the second quarter of 2009 decreased 29.5% from the second quarter of 2008. The decrease in volume reflects the significant deterioration of market conditions compared to the year-ago period. The product mix revenue change reflects the relative change in selling price per ton, as volume mix was relatively consistent.

Gross profit. Gross profit decreased by $89.9 million to $85.6 million in the second quarter of 2009. Gross profit per ton of $179 in the second quarter of 2009 decreased from $259 per ton in the year-ago quarter due to lower average selling prices year-over-year. Gross profit as a percent of sales in the second quarter of 2009 decreased to 11.5% from 12.1% a year ago as our cost of materials sold did not decline as quickly as average selling prices.

Operating expenses. Total operating expenses decreased by $29.9 million to $118.2 million in the second quarter of 2009 from $148.1 million a year ago. The decrease was primarily due to lower wages and salaries of $10.3 million and lower benefit expenses of $4.4 million resulting from lower employment levels after workforce reductions, lower bonus and commission expenses of $8.0 million resulting from reduced profitability and lower delivery expenses of $9.5 million resulting from reduced volume, partially offset by an increase in legal expenses of $2.7 million. On a per ton basis, second quarter 2009 operating expenses increased to $247 per ton from $219 per ton in the second quarter of 2008 due to the relatively greater decline in volume being partially offset by lower operating expenses.

Operating profit. For the quarter, the Company reported an operating loss of $32.6 million, or a loss of $68 per ton, compared to an operating profit of $27.4 million, or $40 per ton, in the second quarter of 2008, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $18.2 million from $24.2 million in the second quarter of 2008, primarily due to lower average borrowings and lower interest rates on variable rate debt in the second quarter of 2009 as compared to the same period in the prior year, as well as the impact of retirement of a portion of the 2014 and 2015 Notes. Other income and (expense), net was a charge of $4.5 million in the second quarter of 2009 as compared to income of $0.5 million in the same period a year ago. The second quarter of 2009 was negatively impacted by a $4.7 million foreign exchange loss related to a short term loan from our Canadian operations.

Provision for income taxes. In the second quarter of 2009, the Company recorded income tax expense of $75.2 million compared to $1.5 million in the second quarter of 2008. During the second quarter of 2009, the Company recorded a charge of $74.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was now more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. The second quarter of 2009 also included a $13.5 million charge to increase deferred tax liabilities related to the Company’s joint venture in India, which we determined was no longer permanently reinvested.

Results of Operations - Comparison of First Six Months 2009 to First Six Months 2008

	Six months ended June 30, 2009	% of Net Sales	Six months ended June 30, 2008	% of Net Sales
Net sales	$1,547.8	100.0%	$2,816.0	100.0%
Gross profit	211.1	13.6	369.4	13.1
Warehousing, delivery, selling, general and administrative expenses	242.3	15.6	299.1	10.6
Gain on sale of assets	(3.3)	(0.2)	—	—
Other postretirement benefits curtailment gain	(1.3)	(0.1)	—	—
Operating profit	(26.6)	(1.7)	70.3	2.5
Other expenses	(38.2)	(2.4)	(52.3)	(1.9)
Provision for income taxes	72.0	4.7	6.6	0.2
Net income (loss)	(138.6)	(8.8)	11.4	0.4
Noncontrolling interest	(2.5)	(0.1)	—	—
Net income (loss) attributable to Ryerson Inc.	(134.3)	(8.7)	11.4	0.4

For the first six months of 2009, the Company reported a net loss of $138.6 million, as compared with net income of $11.4 million, in the first six months of 2008.

Included in the first six months of 2009 results is a pretax gain on sale of assets of $3.3 million or $2.0 million after-tax. The first six months of 2009 also included a pretax other postretirement benefit curtailment gain of $1.3 million or $0.9 million after-tax.

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2009 and 2008:

	Percentage of Sales Revenue Six Months Ended June 30,
Product Line	2009	2008
Stainless and aluminum	45%	53%
Carbon flat rolled	28	24
Bars, tubing and structurals	8	9
Fabrication and carbon plate	13	10
Other	6	4

Total	100%	100%

Net Sales. Revenue for the first six months of 2009 decreased 45.0% to $1,547.8 million from the same period a year ago. Average selling price decreased 19.2% against the price levels in the first six months of 2008. Volume for the six months of 2009 decreased 31.9% from the first six months of 2008. The decrease in volume reflects the significant deterioration of market conditions compared to the year-ago period. The product mix revenue change reflects the relative change in selling price per ton, as volume mix was relatively consistent.

Gross profit. Gross profit decreased by $158.3 million to $211.1 million in the first six months of 2009. Gross profit per ton of $225 in the first six months of 2009 decreased from $268 per ton in the year-ago period due to lower average selling prices year-over-year. Gross profit as a percent of sales in the first six months of 2009 increased to 13.6% from 13.1% a year ago.

Operating expenses. Total operating expenses decreased by $61.4 million to $237.7 million in the first six months of 2009 from $299.1 million a year ago. The decrease was primarily due to lower wages and salaries of $22.2 million and lower benefit expenses of $10.1 million resulting from lower employment levels after workforce reductions, lower bonus and commission expenses of $13.7 million resulting from reduced profitability, lower delivery expenses of $17.9 million resulting from reduced volume, the $3.3 million gain on the sale of assets, the $1.3 million other postretirement benefit curtailment gain, and lower travel and entertainment expenses of $2.8 million, partially offset by an increase in bad debt expense of $6.0 million and higher legal expenses of $2.7 million. On a per ton basis, the first six months of 2009 operating expenses increased to $253 per ton from $217 per ton in the first six months of 2008 due to the relatively greater decline in volume being partially offset by lower operating expenses.

Operating profit. For the six month period, the Company reported an operating loss of $26.6 million, or a loss of $28 per ton, compared to an operating profit of $70.3 million, or $51 per ton, in the year-ago period, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $36.4 million from $55.4 million in the year-ago period, primarily due to lower average borrowings and lower interest rates on variable rate debt in the first six months of 2009 as compared to the same period in the prior year, as well as the impact of retirement of a portion of the 2014 and 2015 Notes. Other income and (expense), net was a charge of $1.8 million in the first six months of 2009 as compared to income of $3.1 million in the same period a year ago. The first six months of 2009 was negatively impacted by a $4.7 million foreign exchange loss related to a short term loan from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of a portion of the 2014 and 2015 Notes.

Provision for income taxes. In the first six months of 2009, the Company recorded income tax expense of $72.0 million compared to $6.6 million in the first six months of 2008. During the first six months of 2009, the Company recorded a charge of $74.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was now more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. The second quarter of 2009 also included a $13.5 million charge to increase deferred tax liabilities related to the Company’s joint venture in India, which we determined was no longer permanently reinvested.

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

The following table summarizes the Company’s cash flows:

	Six months ended June 30,
	2009	2008
	(In millions)
Net cash provided by (used in) operating activities	$354.1	$(31.1)
Net cash provided by investing activities	1.9	16.1
Net cash provided by (used in) financing activities	(429.7)	38.7
Effect of exchange rates on cash	2.9	—

Net increase (decrease) in cash and cash equivalents	$(70.8)	$23.7

The Company had cash and cash equivalents at June 30, 2009 of $38.1 million, compared to $108.9 million at December 31, 2008. The Company had $625.4 million and $1,030 million of total debt outstanding, a debt-to-capitalization ratio of 71% and 73% and $350 million and $469 million available under its revolving Credit Facility at June 30, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities of $354.1 million in the first six months of 2009 was primarily due to a decrease in inventories of $247.6 million resulting from management’s efforts to reduce inventory in a weak economic environment, a decrease in accounts receivable of $117.2 million reflecting lower volume in the first six months of 2009 and the receipt of a federal income tax refund of $27.6 million.

Capital expenditures during the first six months of 2009 totaled $13.0 million compared to $12.6 million in the first six months of 2008. The Company sold property, plant and equipment generating cash proceeds of $14.7 million and $30.1 million during the six-month periods ended June 30, 2009 and 2008, respectively.

Net cash used in financing activities in the first six months of 2009 was $429.7 million, compared to net cash provided by financing activities of $38.7 million during the first six months of 2008. Net cash used in financing activities in the first six months of 2009 was primarily related to credit facility repayments made possible from lower working capital requirements. Net cash provided by financing activities in the first six months of 2008 was primarily related to an increase in net book overdrafts of $33.4 million.

The Company believes that cash flow from operations and proceeds from its revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements in the normal course of business.

Total Debt

Total debt outstanding as of June 30, 2009 consisted of the following amounts: $130.5 million borrowing under the Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $4.1 million under the 2011 Notes, and $11.7 million related to foreign debt. Availability at June 30, 2009 and December 31, 2008 under the Credit Facility was $350 million and $469 million, respectively. Discussion of each of these borrowings follows.

Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Credit Facility”) with a maturity date of October 18, 2012. At June 30, 2009, the Company had $130.5 million of outstanding borrowings, $32 million of letters of credit issued and $350 million available under the Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. At July 31, 2009, the Company had $122 million of outstanding borrowings, $32 million of letters of credit issued and $346 million available under the Credit Facility. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement. The weighted-average interest rate on the borrowings under the Credit Facility was 2.0% and 2.4% at June 30, 2009 and December 31, 2008, respectively.

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

At June 30, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. From time to time, the Company has repurchased and in the future may repurchase 2014 and 2015 Notes in the open market. During the first six months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations.

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

Pursuant to a registration rights agreement, we agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2014 and 2015 Notes and to consummate an exchange offer no later than November 12, 2008. The Company did not consummate an exchange offer by November 12, 2008 and therefore, we were required to pay additional interest to the holders of the initial notes. As a result, the Company paid an additional approximately $0.6 million in interest to the holders of the 2014 and 2015 Notes with the interest payment on May 1, 2009. The Company completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, our obligation to pay additional interest ceased.

$150 Million 8 1/4% Senior Notes due 2011

At June 30, 2009, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

Based on our voting control of VSC-Ryerson, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $11.7 million outstanding at June 30, 2009, $4.6 million was owed to banks in Asia at a weighted average interest rate of 4.1% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $7.1 million at June 30, 2009 to Van Shung Chong Holdings Limited, our joint venture partner, at a weighted average interest rate of 4.6%.

Pension Funding

At December 31, 2008, pension liabilities exceeded plan assets by $296 million. The Company anticipates that it will have a minimum required pension contribution of approximately $8 million in 2009 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Income Tax Act in Canada. The Company made a $2 million contribution in July 2009. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2009.

Contractual Obligations

The following table presents contractual obligations at June 30, 2009:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$—	$103
Fixed Rate Long Term Notes	376	—	—	—	376
Other Long Term Notes	4	—	4	—	—
Credit Facility	131	—	—	131	—
Foreign Debt	12	12	—	—	—
Interest on Floating Rate Notes, Fixed Rate, Other Long Term Notes, Credit Facility and Foreign Debt (2)	341	57	113	108	63
Purchase Obligations (3)	130	130	—	—	—
Operating leases	69	18	24	12	15

Total	$1,166	$217	$141	$251	$557

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $532 million at June 30, 2009 and $840 million at December 31, 2008 as compared with the carrying value of $625 million and $1,030 million at June 30, 2009 and December 31, 2008, respectively.

We had forward agreements for $260 million and $160 million notional amount of pay fixed, receive floating interest rate swaps at June 30, 2009 and December 31, 2008, respectively, to effectively convert the interest rate from floating to fixed through 2009. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At June 30, 2009, these agreements had a liability value of $1.9 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2009 by approximately $1.8 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $8.0 million outstanding at June 30, 2009, and liability value of $0.2 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of June 30, 2009, we had 247 metric tons of nickel futures or option contracts outstanding with a liability value of $0.3 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On April 22, 2002, Champagne Metals, an Oklahoma metals service center that processes and sells aluminum products, sued us and six other metals service centers in the United States District Court for the Western District of Oklahoma. Champagne Metals alleged a conspiracy among the defendants to induce or coerce aluminum suppliers to refuse to designate it as a distributor in violation of federal and state antitrust laws and tortious interference with business and contractual relations. The complaint sought damages with the exact amount to be determined at trial. Champagne Metals also sought treble damages on its antitrust claims and sought punitive damages in addition to actual damages on its other claim. On May 12, 2009, the parties resolved all matters by agreement. Under the terms of this agreement we made a cash payment of $2.6 million to Champagne Metals. On June 12, 2009 the matter was dismissed with prejudice.

Item 1A.	Risk Factors

There have been no material changes relating to this Item from those set forth in Amendment No. 2 to the Registration Statement on Form S-4, filed on February 24, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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
Terence R. Rogers
Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: August 3, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Stephen E. Makarewicz, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Terence R. Rogers, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.