Form 10-Q
period 2009-09-30
RYERSON INC.
filed 2009-11-02
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009 there were 100 shares of Common Stock outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$777.2	$1,420.9	$2,325.0	$4,236.9
Cost of materials sold	625.4	1,250.0	1,962.1	3,696.6

Gross profit	151.8	170.9	362.9	540.3
Warehousing, delivery, selling, general and administrative	120.3	150.3	362.6	449.4
Gain on sale of assets	—	—	(3.3)	—
Other postretirement benefits curtailment gain	—	—	(1.3)	—

Operating profit	31.5	20.6	4.9	90.9
Other income and (expense), net	(6.8)	2.0	(8.6)	5.1
Interest and other expense on debt	(18.0)	(27.3)	(54.4)	(82.7)

Income (loss) before income taxes	6.7	(4.7)	(58.1)	13.3
Provision (benefit) for income taxes	14.0	(2.2)	86.0	4.4

Net income (loss)	(7.3)	(2.5)	(144.1)	8.9
Less: Net income (loss) attributable to noncontrolling interest	0.5	—	(2.0)	—

Net income (loss) attributable to Ryerson Inc.	$(7.8)	$(2.5)	$(142.1)	$8.9

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$(144.1)	$8.9

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32.5	26.9
Deferred income taxes	78.3	7.7
Deferred employee benefit cost	(4.1)	(19.0)
Gain on sale of assets	(3.3)	—
Gain on retirement of debt	(2.7)	(2.8)
Other postretirement benefits curtailment gain	(1.3)	—
Change in operating assets and liabilities:
Receivables	99.5	(130.2)
Inventories	188.4	69.5
Other assets	1.1	(2.7)
Accounts payable	39.2	68.6
Accrued liabilities	(10.0)	(24.2)
Accrued taxes receivable/payable	27.4	(8.4)
Other items	1.6	(0.9)

Net adjustments	446.6	(15.5)

Net cash provided by (used in) operating activities	302.5	(6.6)

Investing activities:
Decrease in restricted cash, net	0.1	2.7
Loan to joint venture	—	(0.3)
Capital expenditures	(16.8)	(20.3)
Proceeds from sale of joint venture	49.0	—
Proceeds from sales of property, plant and equipment	14.8	30.5

Net cash provided by investing activities	47.1	12.6

Financing activities:
Repayment of debt	(3.3)	(24.4)
Proceeds from credit facility borrowings	—	1,210.0
Repayment of credit facility borrowings	(386.5)	(1,168.8)
Debt issuance costs	—	(1.1)
Net increase in book overdrafts	1.8	24.9
Dividends paid	(35.0)	(25.0)

Net cash provided by (used in) financing activities	(423.0)	15.6

Net increase (decrease) in cash and cash equivalents	(73.4)	21.6
Effect of exchange rate changes on cash	7.7	(1.5)

Net change in cash and cash equivalents	(65.7)	20.1
Cash and cash equivalents—beginning of period	108.9	35.2

Cash and cash equivalents—end of period	$43.2	$55.3

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$38.7	$67.9
Income taxes, net	(17.5)	8.8

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except shares)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$43.2	$108.9
Restricted cash	6.9	7.0
Receivables less provision for allowances, claims and doubtful accounts of $10.7 and $17.1, respectively	407.8	500.9
Inventories	639.9	820.1
Prepaid expenses and other current assets	28.7	51.4

Total current assets	1,126.5	1,488.3

Investments and advances	—	49.0

Property, plant, and equipment, at cost	600.3	592.9
Less: Accumulated depreciation	67.3	36.6

Property, plant and equipment, net	533.0	556.3

Deferred income taxes	1.8	59.1
Other intangible assets	12.9	13.9
Goodwill	75.8	76.4
Deferred charges and other assets	23.8	29.5

Total assets	$1,773.8	$2,272.5

Liabilities
Current liabilities:
Accounts payable	$281.4	$238.2
Salaries, wages and commissions	19.9	32.6
Deferred income taxes	67.6	46.6
Short-term credit facility borrowings	19.0	65.8
Current portion of deferred employee benefits	14.1	14.0
Other accrued liabilities	29.9	24.6

Total current liabilities	431.9	421.8
Long-term debt	618.7	964.5
Deferred employee benefits	486.4	490.7
Taxes and other credits	10.3	12.6

Total liabilities	1,547.3	1,889.6

Commitments and contingencies

Equity
Ryerson Inc. shareholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2009 and 2008	—	—
Capital in excess of par value	456.2	491.2
Accumulated deficit	(142.1)	—
Accumulated other comprehensive loss	(124.0)	(147.3)

Total Ryerson Inc. shareholders’ equity	190.1	343.9
Noncontrolling interest	36.4	39.0

Total equity	226.5	382.9

Total liabilities and equity	$1,773.8	$2,272.5

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

In addition to our United States and Canada operations, we conduct materials distribution operations in China through VSC-Ryerson China Limited (“VSC-Ryerson”), a company in which we have a 50% direct ownership percentage and an additional 30% interest through affiliates of our Parent. Until July 10, 2009, we also had operations in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India (see Note 14 – Investments).

The following table shows our percentage of sales by major product lines for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Line	2009	2008	2009	2008
Stainless and aluminum	48%	47%	46%	51%
Carbon flat rolled	27	26	28	24
Bars, tubing and structurals	7	9	8	9
Fabrication and carbon plate	11	12	12	11
Other	7	6	6	5

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and related notes contained in the Registration Statement on Form S-4/A filed on February 24, 2009. Certain prior period amounts have been reclassified to conform to the 2009 presentation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “FASB Accounting Standards Codification” (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changed the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. The adoption of ASC 105 did not impact the Company’s financial condition or results of operations.

Effective January 1, 2009, we adopted ASC 810-10-45, “Consolidation - Other Presentation Matters” (“ASC 810-10-45”) relating to the presentation and accounting for noncontrolling interests. ASC 810-10-45, which was retrospectively applied, requires the Company’s noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Balance Sheet and to include the earnings of a consolidated subsidiary in net income within the Condensed Consolidated Statement of Operations.

FASB ASC 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. During the second quarter of 2009, we reorganized the company such that one operating segment was absorbed by the remaining five operating segments. As such, we had five operating segments based on geographic regions at September 30, 2009. Under the aggregation criteria set forth in ASC 280, we operate in only one reportable segment known as metal service centers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

NOTE 2: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified as follows:

	September 30, 2009	December 31, 2008
	(In millions)
In process and finished products	$639.9	$820.1

If current cost had been used to value inventories, such inventories would have been $102 million lower than reported at September 30, 2009 and $102 million higher than reported at December 31, 2008. Approximately 84% and 90% of inventories were accounted for under the LIFO method at September 30, 2009 and December 31, 2008, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by using the weighted-average cost and the specific cost methods.

NOTE 3: LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In millions)
Secured Credit Facility	$142.8	$518.3
12% Senior Secured Notes due 2015	376.2	382.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4% Senior Secured Notes due 2011	4.1	4.1
Foreign debt	11.7	22.8

Total debt	637.7	1,030.3

Less:
Short-term credit facility borrowings	7.3	43.0
Foreign debt	11.7	22.8

Total long-term debt	$618.7	$964.5

Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Credit Facility”) with a maturity date of October 18, 2012. At September 30, 2009, the Company had $142.8 million of outstanding borrowings, $32 million of letters of credit issued and $323 million available under the Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement. The weighted-average interest rate on the borrowings under the Credit Facility was 2.3% and 2.4% at September 30, 2009 and December 31, 2008, respectively.

Amounts outstanding under the Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

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

At September 30, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. From time to time, the Company has repurchased and in the future may repurchase 2014 and 2015 Notes in the open market. During the first nine months of 2009, a principal amount of $6.0 million of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations. During the first nine months of 2008, principal amounts of $7.4 million of the 2015 Notes and $19.8 million of the 2014 Notes were repurchased and retired, resulting in the recognition of a $2.8 million gain within other income and (expense), net on the consolidated statement of operations.

The 2014 and 2015 Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The 2014 and 2015 Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under our revolving Credit Facility. The 2014 and 2015 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions.

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

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2009, $4.1 million of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

Based on our voting control of VSC-Ryerson, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $11.7 million outstanding at September 30, 2009, $4.6 million was owed to banks in Asia at a weighted average interest rate of 3.8% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $7.1 million at September 30, 2009 to Van Shung Chong Holdings Limited, our joint venture partner, at a weighted average interest rate of 4.6%.

NOTE 4: DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivatives

The Company adopted the provisions of FASB ASC 815-10-50, “Derivatives and Hedging - Disclosure” (“ASC 815-10-50”) as of January 1, 2009. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts periodically to reduce volatility in the price of metals. The Company currently does not account for its derivative contracts as hedges but rather marks them to market with a corresponding offset to current earnings. The fair value of each contract is determined using Level 2 inputs and the market approach valuation technique, as described in FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of September 30, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	N/A	$—	N/A	$—	Non-current taxes and other liabilities	$1.0	Non-current taxes and other liabilities	$3.3
Foreign exchange contracts	N/A	—	Deferred charges and other non- current assets	0.5	Non-current taxes and other liabilities	0.1	N/A	—
Commodity contracts	Receivables less provision for allowances, claims and doubtful accounts	0.2	N/A	—	Accounts Payable	0.1	Accounts Payable	3.3

Total derivatives		$0.2		$0.5		$1.2		$6.6

The Company’s interest rate forward contracts had a notional amount of $100 million and $160 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.6 million and $7.3 million, respectively. As of September 30, 2009 and December 31, 2008, the Company had 141 and 574 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months and nine months ended September 30, 2009 and 2008:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
		(In millions)
Interest rate contracts	Interest and other expense on debt	$(0.9)	$0.1	$(1.4)	$(1.0)

Foreign exchange contracts	Other income and (expense), net	0.1	—	(0.5)	0.4

Commodity contracts	Cost of materials sold	0.8	(1.5)	2.7	(1.9)

Total		$—	$(1.4)	$0.8	$(2.5)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company partially adopted ASC 820, which primarily requires expanded disclosure for assets and liabilities recorded on the balance sheet at fair value. As permitted by ASC 820-10-65-1, the Company adopted the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents	$4.8	$—	$—
Mark-to-market derivatives	—	0.2	—

Liabilities
Mark-to-market derivatives	—	1.2	—

The carrying and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$43.2	$43.2	$108.9	$108.9
Receivables less provision for allowances, claims and doubtful accounts	407.8	407.8	500.9	500.9
Accounts payable	281.4	281.4	238.2	238.2
Long-term debt, including current portion	637.7	605.7	1,030.3	839.7

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

NOTE 5: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2009 and 2008 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$1
Interest cost	11	12	3	3
Expected return on assets	(13)	(14)	—	—
Recognized actuarial net gain	—	—	(1)	—

Net periodic benefit cost (credit)	$(1)	$(1)	$2	$4

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$3	$1	$2
Interest cost	33	34	9	10
Expected return on assets	(37)	(40)	—	—
Recognized actuarial net gain	—	—	(2)	—
Curtailment gain	—	—	(1)	—

Net periodic benefit cost (credit)	$(2)	$(3)	$7	$12

In February 2009, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire within 18 months of the effective date of April 1, 2009. This benefit curtailment action resulted in a gain of approximately $1.3 million during the first quarter of 2009.

Contributions

The Company has contributed $3 million to the pension plan fund through September 30, 2009 and anticipates that it will have a minimum required pension contribution funding of approximately $5 million for the remaining three months of 2009.

NOTE 6: RESTRUCTURING CHARGES

The following summarizes restructuring accrual activity for the nine-month period ended September 30, 2009:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Balance at December 31, 2008	$6.2	$1.5	$7.7
Cash payments	(5.3)	(0.2)	(5.5)

Balance at September 30, 2009	$0.9	$1.3	$2.2

2009

During the first nine months of 2009, the Company paid $5.5 million related to the exit plan liability recorded on October 19, 2007, as part of the Merger of Rhombus Merger Corporation with and into Ryerson. The remaining balance as of September 30, 2009 is expected to be substantially paid by mid-2010.

NOTE 7: INCOME TAXES

For the three months ended September 30, 2009, the Company recorded income tax expense from operations of $14.0 million compared to a $2.2 million income tax benefit in the prior year. The Company changed its tax accounting method for inventory in the third quarter of 2009 with respect to its 2008 U.S. federal income tax filing. As a result, a net operating loss (“NOL”) was created on the 2008 return which exhausted a significant amount of the NOL carryback capacity. The tax accounting method change also resulted in the loss of certain manufacturing credits for 2008. In addition, the Company recorded an additional valuation allowance against deferred tax assets resulting from provision to return adjustments recorded as a result of the 2008 tax return filing during the third quarter.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized with a corresponding non-cash charge of $74.3 million to the provision for income taxes. The valuation allowance was increased by $14.7 million in the third quarter. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

For the nine months ended September 30, 2009, the Company recorded income tax expense of $86.0 million compared to $4.4 million of expense in the prior year. As discussed above, during the first nine months of 2009 the Company recorded non-cash charges of $89.0 million to establish a valuation allowance against its U.S. deferred tax assets. The first nine months of 2009 also included a $14.5 million income tax charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in the first nine months of 2009 is the tax benefit of the book losses at the statutory tax rates.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $75.8 million at September 30, 2009. Pursuant to FASB ASC 350, “Intangibles - Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of July 31, 2009 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 9: STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Inc. Shareholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions)
Balance at December 31, 2008	—	$—	$491.2	$—	$(45.6)	$(101.7)	$39.0	$382.9
Net loss	—	—	—	(142.1)	—	—	(2.0)	(144.1)
Foreign currency translation	—	—	—	—	22.8	—	(0.6)	22.2
Dividends	—	—	(35.0)	—	—	—	—	(35.0)
Changes in unrecognized benefit costs (net of tax provision of $0.7)	—	—	—	—	—	1.4	—	1.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, (net of tax benefit of $0.6)	—	—	—	—	—	(0.9)	—	(0.9)

Balance at September 30, 2009	—	$—	$456.2	$(142.1)	$(22.8)	$(101.2)	$36.4	$226.5

The following sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$(7.3)	$(2.5)	$(144.1)	$8.9
Other comprehensive income (loss):
Foreign currency translation adjustments	15.7	(10.9)	22.2	(16.5)
Changes in unrecognized benefit costs, net of tax provision of $0.7 in 2009	—	—	1.4	—
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax benefit of $0.6 in 2009	(0.3)	—	(0.9)	—

Total comprehensive income (loss)	8.1	(13.4)	(121.4)	(7.6)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.6	—	(2.6)	—

Comprehensive income (loss) attributable to Ryerson Inc.	$7.5	$(13.4)	$(118.8)	$(7.6)

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

The following are condensed consolidating financial information of Ryerson Inc. and its guarantor and non-guarantor subsidiaries and affiliates as of September 30, 2009 and December 31, 2008 and for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$671.5	$106.8	$(1.1)	$777.2
Cost of materials sold	—	538.7	87.8	(1.1)	625.4

Gross profit	—	132.8	19.0	—	151.8
Warehousing, delivery, selling, general and administrative	(0.1)	104.2	16.2	—	120.3

Operating profit	0.1	28.6	2.8	—	31.5
Other income and (expense), net	—	—	(6.8)	—	(6.8)
Interest and other expense on debt	(16.8)	(1.0)	(0.2)	—	(18.0)
Intercompany transactions:
Interest expense on intercompany loans	(15.2)	—	—	15.2	—
Interest income on intercompany loans	—	14.6	0.6	(15.2)	—

Income before income taxes	(31.9)	42.2	(3.6)	—	6.7
Provision for income taxes	(26.7)	33.4	7.3	—	14.0
Equity in (earnings) loss of subsidiaries	2.6	4.2	—	(6.8)	—

Net income (loss)	(7.8)	4.6	(10.9)	6.8	(7.3)
Less: Net income (loss) attributable to noncontrolling interest	—	—	0.5	—	0.5

Net income (loss) attributable to Ryerson Inc.	$(7.8)	$4.6	$(11.4)	$6.8	$(7.8)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,279.6	$143.9	$(2.6)	$1,420.9
Cost of materials sold	—	1,132.6	120.0	(2.6)	1,250.0

Gross profit	—	147.0	23.9	—	170.9
Warehousing, delivery, selling, general and administrative	1.3	133.8	15.2	—	150.3

Operating profit	(1.3)	13.2	8.7	—	20.6
Other income and (expense), net	1.7	—	0.3	—	2.0
Interest and other expense on debt	(27.2)	0.1	(0.2)	—	(27.3)
Intercompany transactions:
Interest expense on intercompany loans	(11.9)	—	(0.3)	12.2	—
Interest income on intercompany loans	—	12.2	—	(12.2)	—

Income (loss) before income taxes	(38.7)	25.5	8.5	—	(4.7)
Provision (benefit) for income taxes	(13.5)	9.1	2.2	—	(2.2)
Equity in (earnings) loss of subsidiaries	(22.7)	(5.2)	—	27.9	—

Net income (loss)	(2.5)	21.6	6.3	(27.9)	(2.5)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Ryerson Inc.	$(2.5)	$21.6	$6.3	$(27.9)	$(2.5)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,012.5	$315.5	$(3.0)	$2,325.0
Cost of materials sold	—	1,689.7	275.4	(3.0)	1,962.1

Gross profit	—	322.8	40.1	—	362.9
Warehousing, delivery, selling, general and administrative	2.1	314.3	46.2	—	362.6
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Other postretirement benefits curtailment gain	—	—	(1.3)	—	(1.3)

Operating profit	(2.1)	11.8	(4.8)	—	4.9
Other income and (expense), net	2.7	—	(11.3)	—	(8.6)
Interest and other expense on debt	(52.1)	(1.5)	(0.8)	—	(54.4)
Intercompany transactions:
Interest expense on intercompany loans	(41.5)	—	—	41.5	—
Interest income on intercompany loans	—	40.5	1.0	(41.5)	—

Income (loss) before income taxes	(93.0)	50.8	(15.9)	—	(58.1)
Provision for income taxes	(49.6)	131.1	4.5	—	86.0
Equity in (earnings) loss of subsidiaries	98.7	11.5	—	(110.2)	—

Net income (loss)	(142.1)	(91.8)	(20.4)	110.2	(144.1)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(2.0)	—	(2.0)

Net income (loss) attributable to Ryerson Inc.	$(142.1)	$(91.8)	$(18.4)	$110.2	$(142.1)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,797.8	$450.7	$(11.6)	$4,236.9
Cost of materials sold	—	3,337.4	370.8	(11.6)	3,696.6

Gross profit	—	460.4	79.9	—	540.3
Warehousing, delivery, selling, general and administrative	3.7	394.6	51.1	—	449.4

Operating profit	(3.7)	65.8	28.8	—	90.9
Other income and (expense), net	3.1	—	2.0	—	5.1
Interest and other expense on debt	(81.4)	(0.9)	(0.4)	—	(82.7)
Intercompany transactions:
Interest expense on intercompany loans	(36.2)	—	(0.2)	36.4	—
Interest income on intercompany loans	—	36.4	—	(36.4)	—

Income before income taxes	(118.2)	101.3	30.2	—	13.3
Provision for income taxes	(42.2)	38.2	8.4	—	4.4
Equity in (earnings) loss of subsidiaries	(84.9)	(17.7)	—	102.6	—

Net income	8.9	80.8	21.8	(102.6)	8.9
Less: Net income attributable to noncontrolling interest	—	—	—	—	—

Net income attributable to Ryerson Inc.	$8.9	$80.8	$21.8	$(102.6)	$8.9

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(142.1)	$(91.8)	$(20.4)	$110.2	$(144.1)

Non-cash expenses	(31.8)	131.3	1.5	—	101.0
Equity in (earnings) loss of subsidiaries	131.7	11.5	—	(143.2)	—
Changes in working capital	38.7	383.8	(76.9)	—	345.6

Net adjustments	138.6	526.6	(75.4)	(143.2)	446.6

Net cash provided by (used in) operating activities	(3.5)	434.8	(95.8)	(33.0)	302.5

Investing activities:
Net cash provided by (used in) investing activities	(0.1)	(432.7)	46.9	433.0	47.1

Financing activities:
Net cash provided by (used in) financing activities	3.6	(1.5)	(25.1)	(400.0)	(423.0)

Net increase (decrease) in cash and cash equivalents	—	0.6	(74.0)	—	(73.4)
Effect of exchange rate changes on cash	—	—	7.7	—	7.7

Net change in cash and cash equivalents	—	0.6	(66.3)	—	(65.7)
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$0.1	$8.2	$34.9	$—	$43.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income	$8.9	$80.8	$21.8	$(102.6)	$8.9

Non-cash expenses	(101.3)	114.6	(1.4)	—	11.9
Equity in (earnings) loss of subsidiaries	(84.9)	(17.7)	—	102.6	—
Changes in working capital	(73.9)	23.7	22.8	—	(27.4)

Net adjustments	(260.1)	120.6	21.4	102.6	(15.5)

Net cash provided by (used in) operating activities	(251.2)	201.4	43.2	—	(6.6)

Investing activities:
Net cash provided by (used in) investing activities	2.7	(246.9)	(1.0)	257.8	12.6

Financing activities:
Net cash provided by (used in) financing activities	248.6	30.1	(5.3)	(257.8)	15.6

Net increase (decrease) in cash and cash equivalents	0.1	(15.4)	36.9	—	21.6
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)

Net change in cash and cash equivalents	0.1	(15.4)	35.4	—	20.1
Beginning cash and cash equivalents	0.1	29.9	5.2	—	35.2

Ending cash and cash equivalents	$0.2	$14.5	$40.6	$—	$55.3

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$1,694.8	$911.1	$270.5	$(1,749.9)	$1,126.5
Property, plant and equipment, net of accumulated depreciation	—	474.2	58.8	—	533.0
Other noncurrent assets	781.1	1,929.8	13.6	(2,610.2)	114.3

Total Assets	$2,475.9	$3,315.1	$342.9	$(4,360.1)	$1,773.8

LIABILITIES AND EQUITY
Current liabilities	$28.1	$2,104.5	$49.2	$(1,749.9)	$431.9
Noncurrent liabilities	2,257.7	511.5	34.2	(1,688.0)	1,115.4
Ryerson Inc. stockholders’ equity	190.1	699.1	223.1	(922.2)	190.1
Noncontrolling interest	—	—	36.4	—	36.4

Total Liabilities and Equity	$2,475.9	$3,315.1	$342.9	$(4,360.1)	$1,773.8

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$1,768.6	$1,162.8	$280.4	$(1,723.5)	$1,488.3
Property, plant and equipment, net of accumulated depreciation	—	501.6	54.7	—	556.3
Other noncurrent assets	816.2	1,514.4	54.4	(2,157.1)	227.9

Total Assets	$2,584.8	$3,178.8	$389.5	$(3,880.6)	$2,272.5

LIABILITIES AND EQUITY
Current liabilities	$54.7	$1,952.7	$137.9	$(1,723.5)	$421.8
Noncurrent liabilities	2,186.2	485.8	26.6	(1,230.8)	1,467.8
Ryerson Inc. stockholders’ equity	343.9	740.3	186.0	(926.3)	343.9
Noncontrolling interest	—	—	39.0	—	39.0

Total Liabilities and Equity	$2,584.8	$3,178.8	$389.5	$(3,880.6)	$2,272.5

NOTE 12: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB released ASC 810-10-45, “Consolidation - Other Presentation Matters” (“ASC 810-10-45”). This statement requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. We adopted ASC 810-10-45 as of January 1, 2009 and appropriately applied the presentation and disclosure requirements described above retrospectively.

In March 2008, the FASB issued ASC 815-10-50, “Derivatives and Hedging - Disclosure” (“ASC 815-10-50”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The Company adopted ASC 815-10-50 as of January 1, 2009.

In May 2008, the FASB issued ASC 470-20-65, “Debt with Conversion and Other Options” (“ASC 470-20-65”). The guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. It requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. It also requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The literature requires retrospective application to the terms of instruments, as they existed for all periods presented. The Company adopted the provisions of ASC 470-20-65 on January 1, 2009. The adoption did not have a material impact on these financial statements.

In December 2008, the FASB issued ASC 715-20-65, “Compensation - Retirement Benefits” (“ASC 715-20-65”). ASC 715-20-65 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required shall be provided for fiscal years ending after December 15, 2009. The adoption is not expected to have a material impact on our financial statements.

In April 2009, the FASB released ASC 825-10-65, “Financial Instruments - Transition and Open Effective Date Information” (“ASC 825-10-65”), which amends ASC 825-10-50, “Financial Instruments - Disclosure,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends ASC 270, “Interim Reporting,” to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We adopted ASC 825-10-65 during the second quarter 2009.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 in the second quarter of fiscal 2009 and the adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” which clarifies that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820, “Fair Value Measurements and Disclosures.” This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this statement beginning in the fourth quarter of fiscal 2009.

NOTE 13: RELATED PARTIES

We pay an affiliate of Platinum Equity, LLC an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first nine months of 2009 and 2008 was $3.8 million.

The Company declared and paid dividends of $35.0 million and $25.0 million to Parent in July 2009 and April 2008, respectively.

NOTE 14: INVESTMENTS

The Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited, on July 10, 2009. The joint venture was formed in 1997 between the Company and Tata Steel Limited to conduct steel service center operations in India. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received proceeds of $49 million for the transaction and recognized a pre-tax gain of approximately $0.5 million in the third quarter 2009. The Company’s investment in this joint venture was not material to the Company’s consolidated financial position or results of operations.

NOTE 15: SUBSEQUENT EVENTS

We adopted the provisions of FASB ASC 855 “Subsequent Events” in the second quarter of fiscal 2009. We evaluated subsequent events through the date on which these financial statements were issued, November 2, 2009.

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

Sales, gross profit and operating expense control are the principal factors that impact the Company’s profitability:

Net sales. The Company’s sales volume and pricing are driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which the Company’s customers operate. Increases in sales volume generally enable the Company both to improve purchasing leverage with suppliers, as the Company buys larger quantities of metals inventories, and to reduce operating expenses per ton sold. Sales prices are also primarily driven by market factors such as overall demand and availability of product. The Company’s net sales include revenue from product sales, net of returns, allowances, customer discounts and incentives.

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

The metals service center industry is generally considered cyclical with periods of strong demand and higher prices followed by periods of weaker demand and lower prices due to the cyclical nature of the industries in which the largest consumers of metals operate. However, domestic metals prices are volatile and remain difficult to predict due to their commodity nature and the extent which prices are affected by interest rates, foreign exchange rates, energy prices, international supply/demand imbalances, surcharges and other factors.

Results of Operations - Comparison of Third Quarter 2009 to Third Quarter 2008

	Three months ended September 30, 2009	% of Net Sales	Three months ended September 30, 2008	% of Net Sales
Net sales	$777.2	100.0%	$1,420.9	100.0%
Gross profit	151.8	19.5	170.9	12.0
Warehousing, delivery, selling, general and administrative expenses	120.3	15.5	150.3	10.6
Operating profit	31.5	4.0	20.6	1.4
Other expenses	(24.8)	(3.2)	(25.3)	(1.8)
Provision (benefit) for income taxes	14.0	1.8	(2.2)	(0.2)
Net income (loss)	(7.3)	(1.0)	(2.5)	(0.2)
Noncontrolling interest	0.5	0.1	—	—
Net income (loss) attributable to Ryerson Inc.	(7.8)	(1.1)	(2.5)	(0.2)

For the third quarter of 2009, the Company reported a net loss of $7.3 million, compared to a net loss of $2.5 million in the third quarter of 2008.

The following table shows the Company’s percentage of sales revenue by major product lines for the third quarter of 2009 and 2008:

	Percentage of Sales Revenue Three Months Ended September 30,
Product Line	2009	2008
Stainless and aluminum	48%	47%
Carbon flat rolled	27	26
Bars, tubing and structurals	7	9
Fabrication and carbon plate	11	12
Other	7	6

Total	100%	100%

Net sales. Revenue for the third quarter of 2009 decreased 45.3% from the same period a year ago to $777.2 million. Average selling price decreased 31.8% against the price levels in the third quarter of 2008. Volume for the third quarter of 2009 decreased 19.8% from the third quarter of 2008. The decrease in average selling prices and volume reflects the significant deterioration of market conditions compared to the year-ago period.

Gross profit. Gross profit decreased by $19.1 million to $151.8 million in the third quarter of 2009. Gross profit per ton increased to $306 in the third quarter of 2009 from $276 per ton in the year-ago quarter due to higher gross profit margin percentage. Gross profit as a percent of sales in the third quarter of 2009 increased to 19.5% from 12.0% a year ago as our cost of material sold decreased more quickly than our average selling prices.

Operating expenses. Total operating expenses decreased by $30.0 million to $120.3 million in the third quarter of 2009 from $150.3 million a year ago. The decrease was primarily due to lower wages and salaries of $9.0 million and lower benefit expenses of $4.3 million resulting from lower employment levels after workforce reductions, lower bonus and commission expenses of $5.0 million resulting from reduced profitability, lower delivery expenses of $6.7 million and operating supplies of $1.6 million resulting from reduced volume, lower bad debt expense of $5.1 million and lower outside consultant expenses of $1.1 million, partially offset by an increase in depreciation expense of $4.5 million primarily resulting from writing down the carrying value of assets held for sale to their net realizable value. On a per ton basis, third quarter 2009 operating expenses decreased slightly to $242 per ton from $243 per ton in the third quarter of 2008 as our operating expenses declined in proportion to the decline in volume.

Operating profit. For the quarter, the Company reported an operating profit of $31.5 million, or $64 per ton, compared to $20.6 million, or $33 per ton, in the third quarter of 2008, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $18.0 million from $27.3 million in the third quarter of 2008, primarily due to lower average borrowings and lower interest rates on variable rate debt in the third quarter of 2009 as compared to the same period in the prior year, as well as the impact of retirement of a portion of the 2014 and 2015 Notes. Other income and (expense), net was a charge of $6.8 million in the third quarter of 2009 as compared to income of $2.0 million in the same period a year ago. The third quarter of 2009 was negatively impacted by a $5.4 million foreign exchange loss related to a short-term loan from our Canadian operations. The third quarter of 2008 benefited from a $1.7 million gain on the redemption of a portion of our 2014 and 2015 Notes.

Provision for income taxes. In the third quarter of 2009, the Company recorded income tax expense of $14.0 million compared to an income tax benefit of $2.2 million in the third quarter of 2008. We changed our tax accounting method for inventory in the third quarter of 2009 with respect to our 2008 U.S. federal income tax filing. As a result, a net operating loss (“NOL”) was created on the 2008 return which exhausted a significant amount of the NOL carryback capacity. The tax accounting method change also resulted in the loss of certain manufacturing credits for 2008. In addition, we recorded an additional valuation allowance against deferred tax assets resulting from provision to return adjustments recorded as a result of the 2008 tax return filing during the third quarter.

Results of Operations - Comparison of First Nine Months 2009 to First Nine Months 2008

	Nine months ended September 30, 2009	% of Net Sales	Nine months ended September 30, 2008	% of Net Sales
Net sales	$2,325.0	100.0%	$4,236.9	100.0%
Gross profit	362.9	15.6	540.3	12.8
Warehousing, delivery, selling, general and administrative expenses	362.6	15.6	449.4	10.7
Gain on sale of assets	(3.3)	(0.1)	—	—
Other postretirement benefits curtailment gain	(1.3)	(0.1)	—	—
Operating profit	4.9	0.2	90.9	2.1
Other expenses	(63.0)	(2.7)	(77.6)	(1.8)
Provision for income taxes	86.0	3.7	4.4	0.1
Net income (loss)	(144.1)	(6.2)	8.9	0.2
Noncontrolling interest	(2.0)	(0.1)	—	—
Net income (loss) attributable to Ryerson Inc.	(142.1)	(6.1)	8.9	0.2

For the first nine months of 2009, the Company reported a net loss of $144.1 million, as compared with net income of $8.9 million in the first nine months of 2008.

Included in the first nine months of 2009 results is a pretax gain on sale of assets of $3.3 million or $2.0 million after-tax. The first nine months of 2009 also included a pretax other postretirement benefit curtailment gain of $1.3 million or $0.9 million after-tax.

The following table shows the Company’s percentage of sales revenue by major product lines for the first nine months of 2009 and 2008:

	Percentage of Sales Revenue Nine Months Ended September 30,
Product Line	2009	2008
Stainless and aluminum	46%	51%
Carbon flat rolled	28	24
Bars, tubing and structurals	8	9
Fabrication and carbon plate	12	11
Other	6	5

Total	100%	100%

Net sales. Revenue for the first nine months of 2009 decreased 45.1% from the same period a year ago to $2,325.0 million. Average selling price decreased 23.6% against the price levels in the first nine months of 2008. Volume for the nine months of 2009 decreased 28.2% from the first nine months of 2008. The decrease in average selling prices and volume reflects the significant deterioration of market conditions compared to the year-ago period. The product mix revenue change reflects the relative change in selling price per ton, as volume mix was relatively consistent.

Gross profit. Gross profit decreased by $177.4 million to $362.9 million in the first nine months of 2009. Gross profit per ton of $253 in the first nine months of 2009 decreased from $270 per ton in the year-ago period due to lower average selling prices year-over-year. Gross profit as a percent of sales in the first nine months of 2009 increased to 15.6% from 12.8% a year ago.

Operating expenses. Total operating expenses decreased by $91.4 million to $358.0 million in the first nine months of 2009 from $449.4 million a year ago. The decrease was primarily due to lower wages and salaries of $31.2 million and lower benefit expenses of $14.4 million resulting from lower employment levels after workforce reductions, lower bonus and commission expenses of $18.7 million resulting from reduced profitability, lower delivery expenses of $24.6 million resulting from reduced volume, lower facility expenses of $6.8 million primarily due to plant closures, the $3.3 million gain on the sale of assets, and the $1.3 million other postretirement benefit curtailment gain, partially offset by an increase in depreciation expense of $5.8 million primarily resulting from writing down the carrying value of assets held for sale to their net realizable value and higher legal expenses of $2.7 million. On a per ton basis, the first nine months of 2009 operating expenses increased to $250 per ton from $225 per ton in the first nine months of 2008 due to the relatively greater decline in volume being partially offset by lower operating expenses.

Operating profit. For the nine month period, the Company reported an operating profit of $4.9 million, or $3 per ton, compared to an operating profit of $90.9 million, or $45 per ton, in the year-ago period, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $54.4 million from $82.7 million in the year-ago period, primarily due to lower average borrowings and lower interest rates on variable rate debt in the first nine months of 2009 as compared to the same period in the prior year, as well as the impact of retirement of a portion of the 2014 and 2015 Notes. Other income and (expense), net was a charge of $8.6 million in the first nine months of 2009 as compared to income of $5.1 million in the same period a year ago. The first nine months of 2009 was negatively impacted by $10.1 million of foreign exchange losses related to short-term loans from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of a portion of the 2014 and 2015 Notes. The first nine months of 2008 included a $2.8 million gain on the retirement of a portion of the 2014 and 2015 Notes.

Provision for income taxes. In the first nine months of 2009, the Company recorded income tax expense of $86.0 million compared to $4.4 million in the first nine months of 2008. During the first nine months of 2009, the Company recorded a charge of $89.0 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. The first nine months of 2009 also included a $14.5 million income tax charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in the first nine months of 2009 is the tax benefit of the book losses at the statutory tax rates.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under its revolving credit facility. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Nine months ended September 30,
	2009	2008
	(In millions)
Net cash provided by (used in) operating activities	$302.5	$(6.6)
Net cash provided by investing activities	47.1	12.6
Net cash provided by (used in) financing activities	(423.0)	15.6
Effect of exchange rates on cash	7.7	(1.5)

Net increase (decrease) in cash and cash equivalents	$(65.7)	$20.1

The Company had cash and cash equivalents at September 30, 2009 of $43.2 million, compared to $108.9 million at December 31, 2008. The Company had $637.7 million and $1,030.3 million of total debt outstanding, a debt-to-capitalization ratio of 74% and 73%, and $323 million and $469 million available under its revolving Credit Facility at September 30, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities of $302.5 million in the first nine months of 2009 was primarily due to a decrease in inventories of $188.4 million resulting from management’s efforts to reduce inventory in a weak economic environment, a decrease in accounts receivable of $99.5 million reflecting lower volume in the first nine months of 2009 and a decrease in taxes receivable of $27.4 million.

Capital expenditures during the first nine months of 2009 totaled $16.8 million compared to $20.3 million in the first nine months of 2008. The Company sold property, plant and equipment generating cash proceeds of $14.8 million and $30.5 million during the nine-month periods ended September 30, 2009 and 2008, respectively. In addition, the Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited, during the third quarter of 2009, generating cash proceeds of $49.0 million.

Net cash used in financing activities in the first nine months of 2009 was $423.0 million, compared to net cash provided by financing activities of $15.6 million during the first nine months of 2008. Net cash used in financing activities in the first nine months of 2009 was primarily related to credit facility repayments made possible from lower working capital requirements as well as a $35.0 million dividend paid to Parent. Net cash provided by financing activities in the first nine months of 2008 was primarily related to an increase in net credit agreement borrowings of $41.2 million and net book overdrafts of $24.9 million, partially offset by a $25.0 million dividend to Parent and $24.4 million of repurchases of the 2014 and 2015 Notes.

The Company believes that cash flow from operations and proceeds from its revolving credit facility will provide sufficient funds to meet the Company’s contractual obligations and operating requirements in the normal course of business.

Total Debt

Total debt outstanding as of September 30, 2009 consisted of the following amounts: $142.8 million borrowing under the Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $4.1 million under the 2011 Notes, and $11.7 million related to foreign debt. Availability at September 30, 2009 and December 31, 2008 under the Credit Facility was $323 million and $469 million, respectively. Discussion of each of these borrowings follows.

Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Credit Facility”) with a maturity date of October 18, 2012. At September 30, 2009, the Company had $142.8 million of outstanding borrowings, $32 million of letters of credit issued and $323 million available under the Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. At October 26, 2009, the Company had $137 million of outstanding borrowings, $32 million of letters of credit issued and $390 million available under the Credit Facility. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement. The weighted-average interest rate on the borrowings under the Credit Facility was 2.3% and 2.4% at September 30, 2009 and December 31, 2008, respectively.

Amounts outstanding under the Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto.

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

At September 30, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. From time to time, the Company has repurchased and in the future may repurchase 2014 and 2015 Notes in the open market. During the first nine months of 2009, a principal amount of $6.0 million of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations. During the first nine months of 2008, principal amounts of $7.4 million of the 2015 Notes and $19.8 million of the 2014 Notes were repurchased and retired, resulting in the recognition of a $2.8 million gain within other income and (expense), net on the consolidated statement of operations.

The 2014 and 2015 Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The 2014 and 2015 Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under our revolving Credit Facility. The 2014 and 2015 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions.

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

$150 Million 8 1/4% Senior Notes due 2011

At September 30, 2009, $4.1 million of the 8 1/ 4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

Based on our voting control of VSC-Ryerson, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $11.7 million outstanding at September 30, 2009, $4.6 million was owed to banks in Asia at a weighted average interest rate of 3.8% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $7.1 million at September 30, 2009 to Van Shung Chong Holdings Limited, our joint venture partner, at a weighted average interest rate of 4.6%.

Pension Funding

At December 31, 2008, pension liabilities exceeded plan assets by $296 million. The Company anticipates that it will have a minimum required pension contribution of approximately $8 million in 2009 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Income Tax Act in Canada. Through September 30, 2009, the Company has made $3 million in pension contributions, and anticipates an additional $5 million contribution in the remaining three months of 2009. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and its Credit Facility described above will provide sufficient funds to make the minimum required contributions in 2009.

Contractual Obligations

The following table presents contractual obligations at September 30, 2009:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$—	$103
Fixed Rate Long Term Notes	376	—	—	—	376
Other Long Term Notes	4	—	4	—	—
Credit Facility	143	—	—	143	—
Foreign Debt	12	12	—	—	—
Interest on Floating Rate Notes, Fixed Rate, Other Long Term Notes, Credit Facility and Foreign Debt (2)	327	57	113	107	50
Purchase Obligations (3)	91	91	—	—	—
Operating leases	72	17	24	18	13

Total	$1,128	$177	$141	$268	$542

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $605.7 million at September 30, 2009 and $839.7 million at December 31, 2008 as compared with the carrying value of $637.7 million and $1,030.3 million at September 30, 2009 and December 31, 2008, respectively.

We had forward agreements for $100 million and $160 million notional amount of pay fixed, receive floating interest rate swaps at September 30, 2009 and December 31, 2008, respectively, to effectively convert the interest rate from floating to fixed through 2009. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At September 30, 2009, these agreements had a liability value of $1.0 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first nine months of 2009 by approximately $2.9 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.6 million outstanding at September 30, 2009, and liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of September 30, 2009, we had 141 metric tons of nickel futures or option contracts outstanding with a net asset value of $0.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2009.

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

Date: November 2, 2009

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