Form 10-K
period 2009-12-31
RYERSON INC.
filed 2010-03-31
CIK 790528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

None

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable because no public equity market exists for such shares; the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 1, 2010, there were 100 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	cyclicality of our business, due to the cyclical nature of our customers’ businesses;

•	global financial and banking crises;

•

remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources;

•	current economic and industry downturns;

•

managing the costs of purchased metals relative to the price at which we sell our products during periods of rapid price escalation, when we may not be able to pass through pricing increases fully to our customers quickly enough to maintain desirable gross margins, or during periods of generally declining prices, when our customers may demand that price decreases be passed fully on to them more quickly than we are able to obtain similar discounts from our suppliers;

•	the failure to effectively integrate newly acquired operations;

•

our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability;

•	fluctuating operating costs depending on seasonality;

•	our substantial indebtedness and the covenants in instruments governing such indebtedness;

•	potential damage to our information technology infrastructure;

•	work stoppages;

•	certain employee retirement benefit plans that are underfunded and the actual costs could exceed current estimates;

•	future funding for postretirement employee benefits may require substantial payments from current cash flow;

•	prolonged disruption of our processing centers;

•	ability to retain and attract management and key personnel;

•	ability of management to focus on North American and foreign operations;

•	termination of supplier arrangements;

•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;

•	the impact of new or pending litigation against us;

•	a risk of product liability claims;

•	our risk management strategies may result in losses;

•	currency fluctuations in the U.S. dollar versus the Canadian dollar, the Chinese renminbi, and the Hong Kong dollar;

•	management of inventory and other costs and expenses; and

•

consolidation in the metals producer industry, from which we purchase products, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, either of which would impact profitability.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in this Annual Report under “Risk Factors” and the caption “Industry and Operating Trends” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS.

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”) and in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “Ryerson”, “we,” “us,” “our,” “Successor” or the “Company”.

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding Corporation (“Ryerson Holding”), with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub (the “Merger Agreement”). In connection with the Platinum Acquisition, Ryerson Holding paid a total cash purchase price of $1,065 million, plus the assumption of $653 million of debt to acquire Ryerson. Upon the closing of the Platinum Acquisition, Ryerson ceased to be a publicly traded company and became a wholly-owned subsidiary of Ryerson Holding. 99% of the issued and outstanding capital stock of Ryerson Holding is owned by affiliates of Platinum Equity, LLC (“Platinum”).

On October 31, 2008, Ryerson Holding acquired an additional 20% interest in VSC-Ryerson China Limited (“VSC-Ryerson”), a joint venture with Van Shung Chong Holdings Limited (“VSC”), increasing Ryerson Holding’s ownership percentage to 60%. On December 31, 2008, VSC sold an additional 20% interest in VSC-Ryerson: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. Based on our voting control through Ryerson Holding, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008.

Effective January 1, 2007, Ryerson’s operating subsidiaries Integris Metals Ltd., a Canadian federal corporation and Ryerson Canada, an Ontario corporation, were amalgamated as Ryerson Canada. Ryerson’s operating subsidiary Lancaster Steel Service Company, Inc., a New York corporation, was merged into JT Ryerson effective July 1, 2007.

In addition to our United States, Canada and China operations, we conducted materials distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Iron & Steel Corporation, an integrated steel manufacturer in India, until July 10, 2009, when we sold our 50% investment to our joint venture partner, Tata Steel Limited.

Our Company

We are a leading North American processor and distributor of metals measured in terms of sales, with operations in the United States and Canada, as well as in China. We distribute and process various kinds of metals, including stainless and carbon steel and aluminum products. We are among the largest purchasers of metals in North America. For the year ended December 31, 2009, we purchased approximately 1.7 million tons of materials from many suppliers throughout the world. We currently operate approximately 90 facilities across the United States and Canada and five facilities in China. For the year ended December 31, 2009, our net sales were approximately $3.1 billion and our net loss was approximately $192.4 million.

Our service center locations allow us to process and deliver the volumes of metal our customers demand. Due to our scale, we are able to process and distribute standardized products in large volumes while maintaining low operating costs. Our distribution capabilities include a fleet of tractors and trailers that are owned, leased or dedicated by third party carriers. With these capabilities, we are able to efficiently meet our customers’ just-in-time delivery demands.

We carry a full line of products in stainless steel, aluminum, carbon steel and alloy steels, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing. More than one-half of the materials we sell are processed. We use processing and fabricating techniques such as sawing, slitting, blanking, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, roll forming, tube manufacturing, polishing and shearing to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. We also use third-party fabricators and processors to outsource certain processes to enhance our services.

We serve more than 40,000 customers across a wide range of end markets. For the year ended December 31, 2009, no single customer accounted for more than 5% of our sales and our top 10 customers accounted for less than 17% of our sales. Our customer base ranges in size from large, national, original equipment manufacturers, to local independently owned fabricators and machine shops. Our geographic network and customization capabilities allow us to serve large, national manufacturing companies in North America by providing a consistent standard of products and services across multiple locations. Many of our facilities possess processing capabilities, which allow us to provide customized products and solutions to local customers on a smaller scale while maintaining just-in-time deliveries to our customers.

As part of securing customer orders, we also provide technical services to our customers to assure a cost effective material application while maintaining or improving the customers’ product quality. We have designed our services to reduce our customers’ costs by minimizing their investment in inventory and improving their production efficiency.

Since Platinum’s acquisition of Ryerson in October 2007, we have implemented numerous strategic initiatives aimed at reducing costs, improving working capital management, increasing efficiencies and enhancing liquidity. Our management team has decentralized our operations, improved inventory turns, rationalized facilities and reduced headcount. These changes have resulted in substantial permanent costs savings estimated at approximately $180 million annually and position Ryerson for future growth and profitability.

Operations

The Company is engaged in materials distribution in the United States, Canada and China. The Company conducts its operations in the United States through its operating subsidiary JT Ryerson; in Canada through Ryerson Canada and in China through VSC-Ryerson, a joint venture with VSC, a Hong Kong Stock Exchange listed company. The Company is organized into operating segments based on geographic regions. The Company is a leading metals service center in North America based on sales, with 2009 sales of $3.1 billion. The Company distributes and processes metals and other materials throughout North America and is among the largest purchasers of steel in the United States.

Industry Overview

According to Purchasing Magazine, the U.S. and Canadian metals distribution industry generated $153 billion in 2008 net sales. The end-markets for metals service centers are highly diverse and include machinery, manufacturing, construction and transportation.

Metals service centers serve as key intermediaries between metal producers and end users of metal products. Metal producers offer commodity products and typically sell metals in the form of standard-sized coils, sheets, plates, structurals, bars and tubes. Producers prefer large order quantities, longer lead times and limited inventory in order to maximize capacity utilization. End users of metal products seek to purchase metals with customized specifications, including value-added processing. End market customers look for “one-stop” suppliers that can offer processing services along with lower order volumes, shorter lead times, and more reliable delivery. As an intermediary, metals service centers aggregate end-users’ demand, purchase metal in bulk to take advantage of economies of scale and then process and sell metal that meets specific customer requirements.

The metals service center industry is comprised of many companies, the majority of which have limited product lines and inventories, with customers located in a specific geographic area. The industry is highly fragmented with approximately 1,200 firms, a large number of which are small companies and few of which are relatively large companies, operating approximately 3,300 facilities. According to Purchasing Magazine, the top 20 companies represented approximately 33% of industry sales in 2008. In general, competition is based on quality, service, price and geographic proximity.

The metals service center industry typically experiences cash flow trends that are counter-cyclical to the revenue and volume growth of the industry. Companies that participate in the industry have assets that are composed primarily of working capital. During an industry downturn, companies generally reduce working capital investments and generate cash as inventory and accounts receivable balances decline. As a result, operating cash flow and liquidity tend to increase during a downturn, which typically facilitates industry participants’ ability to cover fixed costs and repay outstanding debt.

The industry is divided into three major groups: general line service centers, specialized service centers, and processing centers, each of which targets different market segments. General line service centers handle a broad line of metals products and tend to concentrate on distribution rather than processing. General line service centers range in size from a single location to a nationwide network of locations. For general line service centers, individual order size in terms of dollars and tons tends to be small relative to processing centers, while the total number of orders is typically high. Specialized service centers focus their activities on a narrower range of product and service offerings than do general line companies. Such service centers provide a narrower range of services to their customers and emphasize product expertise and lower operating costs, while maintaining a moderate level of investment in processing equipment. Processing centers typically process large quantities of metals purchased from primary producers for resale to large industrial customers, such as the automotive industry. Because orders are typically large, operation of a processing center requires a significant investment in processing equipment.

We compete with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than us. We also compete to a lesser extent with primary metal producers. Primary metal producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than are customers of primary steel producers. Although we purchase from foreign steelmakers, some of our competitors purchase a higher percentage of metals than us from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into the United States.

Competitive Strengths

Leading Market Position with National Scale and a Strong International Presence.

According to Purchasing Magazine, we were the second largest metals service center in the United States and Canada in 2008, based on sales. We also believe we are the largest distributor of stainless steel, one of the two largest distributors of aluminum products, and one of the leading distributors of carbon flat roll, plate, bar and tubing products in the United States and Canada market. For the year ended December 31, 2009, we generated approximately $3.1 billion in net sales. We have a broad geographic presence with 90 locations in the United States and Canada, and we believe we are the only major North American service center whose activities in China represent a sizeable portion of overall operations. Our China operations represented more than 7% of our volume in 2009 and we have grown from three metals service centers in 2006 to five in 2009. We believe this presence positions us favorably in the largest metals market in the world.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States, Canada and China utilize methodologies that allow us to target and serve customers with diverse supply chain requirements across multiple manufacturing locations. We believe our operating structure, coupled with sales and customer service employees focused on the complex needs of our larger customers, provides a competitive advantage in serving these customers. Our ability to transfer inventory among our facilities better enables us to timely and profitably source specialized items at regional locations throughout our network than if we were required to maintain inventory of all products at each location.

Diverse Customer Base and Product Offerings.

We believe that our broad and diverse customer base provides a strong platform for growth in a recovering economy and helps protect us from regional and industry-specific downturns. We serve more than 40,000 customers across a diverse range of industries, including metals fabrication, industrial machinery, commercial transportation, electrical equipment and appliances and construction equipment. During the year ended December 31, 2009, no single customer accounted for more than 5% of our sales, and our top 10 customers accounted for less than 17% of sales. Approximately 1,500 of our customers operate in multiple locations and our relationships with these customers provide us with stable demand and the ability to better manage profitability.

We carry a full range of products including stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals. In addition, we provide a broad range of processing and fabrication services such as sawing, slitting, blanking, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, roll forming, tube manufacturing, polishing and shearing to process materials to a specified thickness, length, width, shape and surface quality pursuant to specific customer orders. We also provide supply chain solutions, including just-in-time delivery, and value-added components to many original equipment manufacturers.

Transformed Operating and Cost Structure Since Platinum Acquisition.

Since the October 2007 acquisition by Platinum, we have reduced our annual costs by approximately $280 million, of which we believe approximately $180 million are permanent. These organizational and operating changes were aimed at improving our operating structure, working capital management, efficiency and liquidity. Our senior management team has been instrumental in designing and implementing these changes and continues to evaluate incremental opportunities for cost savings. Specific completed initiatives include:

•

Decentralized operations. We decentralized our operations by transitioning most corporate functions from our Chicago headquarters to five regional field offices. The decentralization process improved our customer responsiveness by moving key commercial support functions such as procurement, credit and operations support closer to our field operations. We have implemented a series of reporting, management and control processes related to sales processes, purchasing, expense management, inventory and credit to manage risk, maintain advantages of scale and share best practices.

•

Facility rationalization. We closed a total of 14 redundant or underperforming facilities in North America, while still maintaining the ability to service our markets and customers. Net of new facilities opened over the past year, we have reduced our warehouse space by approximately 1.7 million square feet to 8.3 million square feet at December 31, 2009.

•

Headcount reduction. We have reduced our North American headcount from 5,203 at October 19, 2007 to 3,497 at December 31, 2009. This process was achieved through the previously mentioned facility rationalization initiative as well as decentralization, which facilitated a significant reduction in total corporate overhead by eliminating or downsizing duplicative or extraneous layers of management.

•

Improved inventory management. We have focused on process improvements in inventory management. Our inventory days improved from an average of 105 days in 2006 to 77 days in the fourth quarter of 2009. We transferred many key decision making processes from headquarters to regional managers involved in day-to-day operations. We also enhanced our inventory reporting capabilities to provide more timely and detailed information, which allows senior management to more closely monitor inventory data and quickly address any potential issues that may arise. We believe this change in philosophy has resulted in a permanent improvement in inventory management.

•

Other operating expense reductions project. Other operating expense savings include headcount reductions in existing plants from operational benchmarking, reduction in delivery and supplies expense, decreased repair and maintenance expense from improved preventative programs and savings on discretionary spending, such as travel and entertainment, third party consultants and certain benefit programs.

Over the last three years, our total cost savings of approximately $280 million have included approximately $85 million for corporate decentralization and downsizing, $90 million for facility rationalization and $105 million for all other initiatives, such as reduction in delivery and supply expense, decreased repair and maintenance expense and savings on discretionary spending. While some of the approximately $280 million of cost reductions are the result of volume declines and temporary expense actions, we believe that approximately $180 million of the cost reductions represent a permanent annual reduction to our fixed cost structure. These permanent cost savings include approximately $75 million for corporate decentralization and downsizing, $60 million for facility rationalization and $45 million for all other initiatives, as discussed above.

We believe these cost savings will provide substantial improvement in earnings in a rising volume environment. As a result of our initiatives, we believe that we now have a more favorable cost structure compared to many of our peers. This low-cost advantage enhances our financial flexibility and positions us more strongly in our highly cyclical industry.

Experienced Management Team Driving a New Operating Philosophy.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our transformation since Platinum’s acquisition of Ryerson. All of these managers, with the exception of one, were previously with us and were appointed to their current posts after Platinum’s acquisition of Ryerson. These senior managers have an average of more than 20 years of experience in the metals or service center industries and approximately 20 years with Ryerson or its predecessors. We believe our senior management has successfully managed Ryerson through past market cycles and is in a position to manage Ryerson successfully going forward.

Broad-Based Platform for Growth.

We believe we are in a position to grow sales and increase our profits, notwithstanding our net loss of $192.4 million for the year ended December 31, 2009. While industry analysts expect the service center industry to benefit from improving general economic conditions, we expect several end-markets where we have meaningful exposure (including the heavy and medium truck/transportation, machinery, industrial equipment and appliance sectors) will likely experience stronger shipment growth in the coming years compared to overall industrial growth. In addition, a number of our other characteristics will enhance our growth.

•

Improved sales force and strategy. We have upgraded the talent level of our sales force and are also utilizing new sales practices in order to both gain new customers and increase sales to existing customers. We have also begun to target the Mexican market through a focused sales strategy.

•

Extensive national network. Our leading position and extensive national facility network provides insight into nearly all domestic metals-consuming markets. This knowledge allows us to evaluate and target certain markets for expansion where we can service customers more profitably and increase market share. Since 2008, we have opened new facilities in Utah, Texas, Ohio and California and are currently evaluating several other areas for expansion.

•

Presence in China. We are the only major domestic service center with a significant presence in China. The Chinese market has historically grown at much higher rates compared to other major metals-consuming regions and this above-average growth is expected to continue. In 2009, our majority-owned Chinese operation opened a fifth location and we continue to evaluate additional growth opportunities in this market.

•

Positioned for consolidation. We believe that given our size, diversity and operating expertise, complemented by our relationship with Platinum, we can more easily identify and complete accretive acquisitions in a disciplined manner. We believe we are well-positioned to capitalize on the expected increase in consolidation activity in the highly-fragmented metals service center sector.

Strong Relationships with Suppliers.

We have long-term relationships with our suppliers and also opportunistically take advantage of purchasing opportunities abroad. We believe that we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is an effective method for obtaining favorable pricing and service. Suppliers worldwide are consolidating and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers.

Our Strategy

Achieve Organic Growth.

To achieve organic sales growth, we are focused on increasing our sales to existing customers as well as expanding our customer base. We expect to continue to increase sales and shipments through a variety of sales initiatives and by targeting attractive markets.

•

Multiple sales initiatives. We have increased the size and upgraded the talent base of our North American sales force and adjusted our incentive plans consistent with our growth goals. We have also renewed our focus on increasing sales to transactional customers. In order to execute this strategy, we have improved our inventory profile by region, increased proactive sales practices, improved customer responsiveness and enhanced delivery capability. We believe the regional structure will facilitate quicker decision making to allow us to react more quickly to rapid changes in market conditions that drive the transactional business.

•

Global Account sales program. Our global account sales program, which targets those customers that are considering consolidating suppliers or outsourcing supply chain management, currently accounts for approximately 20% of annual sales and provides opportunities to increase sales to existing customers and also attract new customers. This group can manage the requirements of customers across our geographic footprint and represents a competitive advantage that allows us to reach large, multi-location customers in North America and globally through a single point of contact.

•

Greenfield expansion in attractive markets. While we have been consolidating redundant or underperforming facilities since the Platinum acquisition, we have also opened facilities in several new regions in the United States including, Utah, Texas, Ohio and California, where we saw an opportunity for Ryerson to open locations previously serviced from facilities further away. We are evaluating additional expansion opportunities and expect to continue selective expansion in the future.

•

Continued growth in international markets. We are focused on growing our business in international markets. We are enhancing the size and quality of the sales talent in our operations in China and are pursuing more value-added processing with higher margins, as well as broadening our product line. In addition, our Chinese operation opened a fifth location in 2009 in Wuhan and we are positioned to add additional locations and identify possible acquisitions. Additionally, we are planning to leverage our capabilities in China to deliver products and services to our North American customers.

We are also currently pursuing sales into the Mexican market through our locations serving customers along the U.S.-Mexico border and plan to further penetrate the Mexican market beyond our customer base along the border.

Pursue Value-Accretive Acquisitions.

The metals service center industry is highly fragmented and we believe our significant geographic presence provides a strong platform to capitalize on this fragmentation through acquisitions. Acquisitions provide various opportunities for value creation including increased sourcing opportunities, entry into new markets, cross-selling opportunities and enhanced distribution capability.

Ryerson and Platinum have significant experience and a proven track record of identifying and executing on value-accretive acquisitions of metals service center companies. On September 16, 2009, JT Ryerson entered into a Common Stock Purchase Agreement, pursuant to which JT Ryerson would acquire all of the issued and outstanding capital stock of Texas Steel Processing, Inc. (“TSPI”), a carbon and alloy steel service center, based in Texas, specializing in plate processing with plasma/flame cutting technology. The transaction closed on January 26, 2010 and was funded with borrowings under the Ryerson Credit Facility. The acquisition is not considered material to our consolidated statement of operations and consolidated balance sheet.

Although there are no pending material acquisitions, we continually evaluate potential acquisitions of service center companies, including joint venture opportunities, to complement our existing customer base and product offerings. We plan to continue to pursue our disciplined approach to acquisitions.

Continue to Improve Our Operating Efficiencies.

We are committed to improving our operating capabilities through continuous business improvements and cost reductions. We have established a field operations council that continually benchmarks and evaluates our operating cost structure and looks for opportunities to increase our operating leverage through expense improvements. In 2009, this group executed over 200 projects that, in combination, reduced annual costs by approximately $20 million. Improvements were in a variety of areas including worker compensation claims, transportation costs and maintenance expense. The group is currently working on over 100 new projects that are expected to result in additional savings in 2010 and beyond.

Expand Our Product and Service Offerings.

We seek to grow revenue by continuing to complement our standard products with first stage manufacturing and other fabrication capabilities that add value for our customers. Additionally, we have assumed for certain customers the management and responsibility for complex supply chains involving numerous suppliers, fabricators and processors. For the year ended December 31, 2009, we generated approximately $282 million of revenue from our fabrication and supply chain operations. We currently have strong relationships with many customers and business partners for whom we handle fabrication processes and we have established a group of experienced managers dedicated to expanding this business.

Additionally, in order to enhance our ability to compete more effectively in our long products segment, we have established regional product inventory depots to provide a broad line of stainless, aluminum, carbon and alloy long products as well as the necessary processing equipment to meet demanding requirements of these customers.

Maintain Flexible Capital Structure and Strong Liquidity Profile.

We reduced our debt by $475 million between December 31, 2007 and December 31, 2009, representing a reduction of 39% from our outstanding debt balance as of December 31, 2007. We maintained combined availability and cash-on-hand in excess of $300 million throughout the economic downturn. Availability under our five-year senior secured asset-based revolving credit facility with Bank of America, N.A. (the “Ryerson Credit Facility”) at December 31, 2009 was $268 million. Our management team is focused on maintaining a strong level of liquidity while executing our various growth strategies and maintaining the flexibility to act opportunistically on acquisitions. We believe that our flexible capital structure and strong liquidity profile position us for growth in an improving market environment and give us the financial flexibility to continue paying down debt, reinvest in our business, and pursue our growth strategy.

Industry Outlook

The U.S. manufacturing sector continues to recover from the economic downturn. According to the Institute for Supply Management, the Purchasing Mangers’ Index (“PMI”) rose to 56.5% in February 2010, marking the seventh consecutive month the reading was above 50%, which indicates that the manufacturing economy is generally expanding. The PMI is a measure of the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries and the employment environment. The PMI was 58.4% in January 2010 and while readings of greater than 50% indicate that the manufacturing sector is expanding, discrepancies in the PMI from month to month may indicate a slowdown in the rate of that expansion. Since March 2009, the Company has experienced an improving trend in purchase orders measured by tons sold per day, adjusted for seasonal fluctuations in sales during the fourth quarter. Since March 2009, total purchase orders have increased approximately 12%. Furthermore, the overall U.S. economy is projected to resume growth in 2010 after the contraction in 2009 as evidenced by the U.S. Congressional Budget Office’s forecasted GDP growth rates of 2.8%, 3.8% and 4.5% for 2010, 2011 and 2012, respectively.

According to Metals Service Centers Institute (“MSCI”), absolute total inventory levels of carbon and stainless steel at U.S. service centers reached a trough in August 2009 and were at the lowest levels since the data series began in 1977. Restocking activities, which indicate recovery in volume and end-user demand, have just started and, due to our industry experience with past destocking cycles, it is our expectation that as the economy recovers, such activities will be significant and protracted, particularly given the extended length of the recent destocking cycle.

Metals prices have increased significantly from the trough levels in 2009. As the economic recovery continues and demand returns despite volume still well below historical norms, we believe the rising metals prices are sustainable if producers remain disciplined in producing according to demand. However, there can be no guarantee on the timing of any overall improvement in the industry and the recent economic downturn may continue to affect our results of operations.

China continues to be a key driver in the growth of global metals demand. According to The Economist Intelligence Unit, China’s GDP is projected to grow at 9.3% in 2010 while CRU, a leading consultancy for the metals sector, is forecasting Chinese steel consumption growth of 16.9% (hot-rolled sheet) in the same period. We are continuing to increase our operations in China, which allows us to benefit from the growth in this market.

We believe that our current operational platform, cost structure and financial and liquidity position provide us with significant competitive advantages to benefit from the expected growth in the metals distribution industry. We also believe consolidation in the industry will continue as larger firms with financial flexibility, like ours, are able to expand into new geographies and markets through selective acquisitions. Our ability to grow through these selective acquisitions is, however, conditioned on our ability to identify attractive and appropriate acquisition candidates.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2007, 2008 and 2009:

	Predecessor	Successor
Product Line	January 1 to October 19, 2007	October 20 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Stainless	36%	34%	30%	25%
Aluminum	22	21	20	22
Carbon flat rolled	24	26	25	28
Bars, tubing and structurals	7	8	9	8
Fabricated and carbon plate	7	7	11	11
Other	4	4	5	6

Total	100%	100%	100%	100%

More than one-half of the materials sold by us are processed. We use processing and fabricating techniques such as sawing, slitting, blanking, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, polishing and shearing to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by us are slitting, which involves cutting coiled metals to specified widths along the length of the coil, and leveling, which involves flattening metals and cutting them to exact lengths. We also use third-party fabricators to outsource certain processes that we are not able to perform internally (such as pickling, painting, forming and drilling) to enhance our value-added services.

The plate burning and fabrication processes are particularly important to us. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers.

As part of securing customer orders, we also provide services to customers to assure cost effective material application while maintaining or improving the customers’ product quality.

Our services include: just-in-time inventory programs, production of kits containing multiple products for ease of assembly by the customer, consignment arrangements and the placement of our employees at a customer’s site for inventory management and production and technical assistance. We also provide special stocking programs in which products that would not otherwise be stocked by us are held in inventory to meet certain customers’ needs. These services are designed to reduce customers’ costs by minimizing their investment in inventory and improving their production efficiency.

Customers

Our customer base is diverse, numbering over 40,000. No single customer accounted for more than 5% of our sales for the year ended December 31, 2009, and the top 10 customers accounted for less than 17% of our sales in 2009. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. The only operations attributed to a foreign country relate to our subsidiaries in Canada, which comprised 10% of our sales in each of 2007, 2008 and 2009, and in China through VSC-Ryerson, which comprised 0%, 0% and 4% in 2007, 2008 and 2009, respectively. Canadian assets were 10%, 9% and 13% of consolidated assets at December 31, 2007, 2008 and 2009, respectively. Chinese assets were 0%, 4% and 4% of consolidated assets at December 31, 2007, 2008 and 2009, respectively. Our customer base includes most metal-consuming industries, most of which are cyclical.

The following table shows the Company’s percentage of sales by class of customers for 2007 (including the Predecessor), 2008 and 2009:

	Percentage of Sales
Class of Customer	2007	2008	2009
Fabricated metal products producers	29%	29%	32%
Machinery manufacturers	24	26	28
Electrical machinery producers	14	10	12
Transportation equipment producers	10	11	14
Construction-related purchasers	6	6	3
Wholesale distributors	6	5	4
Metals mills and foundries	2	2	2
Other	9	11	5

Total	100%	100%	100%

Some of our largest customers have procurement programs with us, typically ranging from three months to one year in duration. Pricing for these contracts is generally based on a pricing formula rather than a fixed price for the program duration. However, certain customer contracts are at fixed prices; in order to minimize our financial exposure, we generally match these fixed-price sales programs with fixed-price supply programs. In general, sales to customers are priced at the time of sale based on prevailing market prices.

Suppliers

For the year ended December 31, 2009, our top 25 suppliers accounted for approximately 78% of our purchase dollars.

We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery and service. We are generally able to meet our materials requirements because we use many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers. In recent years and in 2009, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in our ability to meet our material requirements as the sources of our products become more concentrated from fewer producers. We believe we will be able to meet our material requirements because we believe that we have good relationships with our suppliers and believe we will continue to be among the largest customers of our suppliers.

Sales and Marketing

We maintain our own sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that has extensive product and customer knowledge and through a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 2,000 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2009, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated a reduction of $47.0 million.

	Additions	Retirements or Sale	Net
	(In millions)
2009	$22.8	$17.4	$5.4
2008	30.1	52.0	(21.9)
2007	60.7	54.4	6.3
2006	35.7	51.7	(16.0)
2005	32.6	53.4	(20.8)

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $30 million for 2010. We expect capital expenditures will be funded from cash generated by operations.

Employees

As of December 31, 2009, we employed approximately 3,500 persons in North America and 450 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 1,700 plant employees. Forty-two percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters unions. Our relationship with the various unions generally has been good. There have been two work stoppages at Integris Metals’ facilities over the last five years (both prior to Ryerson’s acquisition of Integris Metals): a strike by the members of the International Brotherhood of Teamsters Local #221, a union covering 69 individuals, which occurred at the Minneapolis (Integris) facility in June 2003 and lasted less than one month; and a strike by the members of the International Brotherhood of Teamsters Local #938, a union covering 81 individuals, at the Toronto (Integris) facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004. On January 31, 2006, the agreement with the joint United Steelworkers and the International Brotherhood of Teamsters unions, which represent approximately 540 employees at three Chicago area facilities, expired. The membership of the joint unions representing the Chicago-area employees initiated a week-long strike on March 6, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, lasting through March 31, 2009.

In 2007, we reached agreement on the renewal of 10 collective bargaining agreements covering 374 employees. Six collective bargaining agreements expired in 2008, a year in which we reached agreement on the renewal of four contracts covering 53 employees. Two contracts covering 52 employees were extended into 2009. We reached agreement in 2009 on one of the extended contracts covering 45 employees and the single remaining contract from 2008, covering approximately seven persons, remains on an extension. In addition, negotiations over a new collective bargaining agreement at a newly certified location employing four persons began in late 2008 and was concluded in 2009. Nine contracts covering 339 persons were scheduled to expire in 2009. We reached agreement on the renewal of eight contracts covering approximately 258 persons and one contract covering approximately 81 persons has been extended. Seven contracts are scheduled to expire in 2010 covering approximately 85 persons. We may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, we may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on our results of operations, financial position and cash flows if it were to last for a significant period of time.

Environmental, Health and Safety Matters

Our operations are subject to many foreign, federal, state and local laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to extensive requirements relating to waste disposal, recycling, air and water emissions, the handling of hazardous substances, environmental protection, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure and other matters. Our management believes that our operations are presently in substantial compliance with all such laws and does not presently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet present environmental, workplace health or safety requirements. Any related proceedings or investigations regarding personal injury or governmental claims could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines, or the suspension or interruption of our facilities.

We continue to analyze and implement improvements for protection of the environment, health and safety risks. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, which costs and liabilities could have a material adverse effect on our results of operations, financial condition or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the foreign, federal, state and local level, which could affect us, our suppliers, and our customers. While the costs of compliance could be significant, given the highly uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot predict the financial impact of future greenhouse gas emission reduction programs on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

Some of the properties owned or leased by us are located in industrial areas or have a history of heavy industrial use. We may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on our financial condition or results of operations. We may also incur environmental liabilities at sites to which we sent our waste. We do not expect any related investigation or remediation costs or any pending remedial actions or claims at properties presently or formerly used for our operations or to which we sent waste that are expected to have a material adverse effect on our financial condition, results of operations or cash flows. However, we cannot rule out the possibility that we could be notified of such claims in the future.

Capital and operating expenses for pollution control projects were less than $500,000 per year for the past five years. Excluding any potential additional remediation costs resulting from the environmental remediation for the properties described above, we expect spending for pollution control projects to remain at historical levels.

Our United States operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. In 2008, we operated a private trucking motor fleet for making deliveries to some of our customers. Our drivers do not carry any material quantities of hazardous materials. Our foreign operations are subject to similar regulations. Future regulations could increase maintenance, replacement, and fuel costs for our fleet. These costs could have a material adverse effect on our results of operations, financial condition or cash flows.

Intellectual Property

We own several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. We consider certain other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. We believe that these safeguards adequately protect our proprietary rights and vigorously defend these rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations as a whole. Our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”) are secured by our intellectual property.

Foreign Operations

Ryerson Canada

Ryerson Canada, a wholly-owned, indirect Canadian subsidiary of Ryerson, is a metals service center and processor. On January 1, 2007, it amalgamated with our wholly-owned indirect Canadian subsidiary Integris Metals, Ltd. Ryerson Canada has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Misissauga (ON), Sudbury (ON), Toronto (ON) (includes Canadian headquarters), Laval (QC), Vaudreuil (QC) and Saskatoon (SK), Canada.

VSC-Ryerson

In 2006, Ryerson and VSC and its subsidiary, CAMP BVI, formed VSC-Ryerson to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in VSC-Ryerson for a 40% equity interest. On October 31, 2008, Ryerson Holding purchased an additional 20% in VSC-Ryerson. On December 31, 2008, VSC sold an additional 20% interest in VSC-Ryerson: 10% interest was purchased by an affiliate of Ryerson Holding, with the remaining 10% interest purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. Based on our voting control through Ryerson Holding, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. VSC-Ryerson is based in Shanghai and operates processing and service centers in Guangzhou, Dongguan, Kunshan, Tianjin and Wuhan and a sales office in Shanghai.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F. Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Legal Department, Ryerson Inc., 2621 West 15th Place, Chicago, Illinois 60608.

The Company also posts its Code of Ethics on the website. See “Directors, Executive Officers and Corporate Governance—Code of Ethics” for more information regarding our Code of Ethics.

Our website address is included in this report for information purposes only. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. You should carefully consider the risks and uncertainties described below, together with the other information in this report, including the consolidated financial statements and notes to consolidated financial statements. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows.

We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our sales and profitability. The economic downturn has reduced demand for our products and may continue to reduce demand until an economic recovery.

Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. These industries include manufacturing, electrical products and transportation. We do not expect the cyclical nature of our industry to change.

The U.S. economy entered an economic recession in December 2007, which spread to many global markets in 2008 and 2009 and affected Ryerson and other metals service centers. In late 2008 and 2009, the metals industry, including Ryerson and other service centers, felt additional effects of the worsening recession and the impact of the credit market disruption. These events contributed to a rapid decline in both demand for our products and pricing levels for those products. The Company has implemented a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing non-critical capital expenditures, initiating headcount reductions and reductions of certain employee benefits, among other actions. However, there can be no assurance that these actions, or any others that the Company may take in response to further deterioration in economic and financial conditions, will be sufficient.

The volatility of the market could result in a material impairment of goodwill.

We evaluate goodwill on an annual basis and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by calculating the fair value of a reporting unit using an income approach based on discounted future cash flows. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. The income approach is subject to a comparison for reasonableness to a market approach at the date of valuation. Significant changes in any one of the assumptions made as part of our analysis, which could occur as a result of actual events, or further declines in the market conditions for our products, could significantly impact our impairment analysis. An impairment charge, if incurred, could be material.

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

The metals distribution business is very competitive and increased competition could reduce our gross margins and net income.

The principal markets that we serve are highly competitive. The metals distribution industry is fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we have and some of which have more established brand names in the local markets served by us. Increased competition could force us to lower our prices or to offer increased services at a higher cost, which could reduce our profitability.

The economic downturn has reduced metals prices. Though prices have recently started rising, we cannot assure you that prices will continue to rise. Changing metals prices may have a significant impact on our liquidity, net sales, gross margins, operating income and net income.

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

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in 2008 and 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Notwithstanding recent price increases, metals prices may decline in 2010, and declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our 5-year, $1.35 billion revolving credit facility agreement that matures on October 18, 2012 (“Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2009, our total indebtedness was approximately $754 million. We may also incur additional indebtedness in the future. As of December 31, 2009, we had approximately $268 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our outstanding notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We may be able to incur substantial additional indebtedness in the future. The terms of the Ryerson Credit Facility and the indentures governing our outstanding notes restrict but do not prohibit us from doing so. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The covenants in the Ryerson Credit Facility and the indentures governing our notes impose, and covenants contained in agreements governing indebtedness that we incur in the future may impose, restrictions that may limit our operating and financial flexibility.

The Ryerson Credit Facility and the indentures governing our notes contain a number of significant restrictions and covenants that limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	create liens or use assets as security in other transactions;

•	merge, consolidate or transfer or dispose of substantially all of our assets; and

•	engage in transactions with affiliates.

The terms of the Ryerson Credit Facility require that, in the event availability under the facility declines to a certain level, we maintain a minimum fixed charge coverage ratio at the end of each fiscal quarter. Additionally, our future indebtedness may contain covenants more restrictive in certain respects than the restrictions contained in the Ryerson Credit Facility and the indentures governing our notes. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with financial covenants that are contained in the Ryerson Credit Facility or that may be contained in any future indebtedness. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Our outstanding notes, the Ryerson Credit Facility and our other outstanding indebtedness are expected to account for significant cash interest expenses. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may be required to sell assets, seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, or seek additional financing. Moreover, insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Platinum has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the Ryerson Credit Facility and the $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2009, we had approximately $102.9 million of the 2014 Notes and approximately $250.2 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $268 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2009 interest expense under the Ryerson Credit Facility and the 2014 Notes by approximately $3.5 million on an annual basis. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the long term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to sustain the annual cost savings realized as part of our recent cost reduction initiatives.

Since 2007, we have implemented approximately $180 million of what we believe are permanent cost savings on an annualized basis. The cost savings have come primarily as a result of the following initiatives: decentralization of our operations, process improvements in inventory management, closure of under-performing facilities and reduction in our North American headcount. We may not be able to sustain all, or any part, of these cost savings on an annual basis in the future, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to successfully consummate and complete the integration of future acquisitions, and if we are unable to do so, we may be unable to increase our growth rates.

We have grown through a combination of internal expansion, acquisitions and joint ventures. We intend to continue to grow through selective acquisitions, but we may not be able to identify appropriate acquisition candidates, obtain financing on satisfactory terms, consummate acquisitions or integrate acquired businesses effectively and profitably into our existing operations. Restrictions contained in the agreements governing our notes, the Ryerson Credit Facility or our other existing or future debt may also inhibit our ability to make certain investments, including acquisitions and participations in joint ventures.

Our future success will depend on our ability to complete the integration of these future acquisitions successfully into our operations. After any acquisition, customers may choose to diversify their supply chains to reduce reliance on a single supplier for a portion of their metals needs. We may not be able to retain all of our and an acquisition’s customers, which may adversely affect our business and sales. Integrating acquisitions, particularly large acquisitions, requires us to enhance our operational and financial systems and employ additional qualified personnel, management and financial resources, and may adversely affect our business by diverting management away from day-to-day operations. Further, failure to successfully integrate acquisitions may adversely affect our profitability by creating significant operating inefficiencies that could increase our operating expenses as a percentage of sales and reduce our operating income. In addition, we may not realize expected cost savings from acquisitions, which may also adversely affect our profitability.

We may not be able to retain or expand our customer base if the North American manufacturing industry continues to erode through moving offshore or through acquisition and merger or consolidation activity in our customers’ industries.

Our customer base primarily includes manufacturing and industrial firms. Some of our customers operate in industries that are undergoing consolidation through acquisition and merger activity; some are considering or have considered relocating production operations overseas or outsourcing particular functions overseas; and some customers have closed as they were unable to compete successfully with overseas competitors. Our facilities are predominately located in the United States and Canada. To the extent that our customers cease U.S. operations, relocate or move operations overseas to regions in which we do not have a presence, we could lose their business. Acquirers of manufacturing and industrial firms may have suppliers of choice that do not include us, which could impact our customer base and market share.

Certain of our operations are located outside of the United States, which subjects us to risks associated with international activities.

Certain of our operations are located outside of the United States, primarily in Canada and China. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, operations, financial conditions and cash flows.

Operating results may fluctuate depending on the season.

A portion of our customers experience seasonal slowdowns. Our sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Damage to our information technology infrastructure could harm our business.

The unavailability of any of our computer-based systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at individual facilities, communicate customer information and aggregate daily sales, margin and promotional information. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could have a material adverse effect on results of operations. We will be required to expend substantial resources to integrate our information systems with the systems of companies we have acquired. The integration of these systems may disrupt our business or lead to operating inefficiencies. In addition, these systems are vulnerable to, among other things, damage or interruption from fire, flood, tornado and other natural disasters, power loss, computer system and network failures, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

Any significant work stoppages can harm our business.

As of December 31, 2009, we employed approximately 3,500 persons in North America and 450 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 1,700 plant employees. Forty-two percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters unions. Our relationship with the various unions generally has been good. There have been two work stoppages at Integris Metals’ facilities over the last five years (both prior to Ryerson’s acquisition of Integris Metals): a strike by the members of the International Brotherhood of Teamsters Local #221, a union covering 69 individuals, which occurred at the Minneapolis (Integris) facility in June 2003 and lasted less than one month; and a strike by the members of the International Brotherhood of Teamsters Local #938, a union covering 81 individuals, at the Toronto (Integris) facility, which began on July 6, 2004, and ended when a settlement was reached on October 31, 2004. On January 31, 2006, the agreement with the joint United Steelworkers and the International Brotherhood of Teamsters unions, which represent approximately 540 employees at three Chicago area facilities, expired. The membership of the joint unions representing the Chicago-area employees initiated a week-long strike on March 6, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, lasting through March 31, 2009.

In 2007, we reached agreement on the renewal of 10 collective bargaining agreements covering 374 employees. Six collective bargaining agreements expired in 2008, a year in which we reached agreement on the renewal of four contracts covering 53 employees. Two contracts covering 52 employees were extended into 2009. We reached agreement in 2009 on one of the extended contracts covering 45 employees and the single remaining contract from 2008, covering approximately seven persons, remains on an extension. In addition, negotiations over a new collective bargaining agreement at a newly certified location employing four persons began in late 2008 and was successfully concluded in 2009. Nine contracts covering 339 persons were scheduled to expire in 2009. We reached agreement on the renewal of eight contracts covering approximately 258 persons and one contract covering approximately 81 persons has been extended. Seven contracts are scheduled to expire in 2010 covering approximately 85 persons. We may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, we may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on our results of operations, financial position and cash flows if it were to last for a significant period of time.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2009, our pension plan had an unfunded liability of $323 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status, which may have a material adverse effect on our results of operations, financial condition or cash flows.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to approximately half of our employees. Our unfunded postretirement benefit obligation as of December 31, 2009 was $174 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. Any prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction or damage to any of the facilities or otherwise, could materially adversely affect our business and results of operations.

If we are unable to retain and attract management and key personnel, it may adversely affect our business.

We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team could adversely affect our business and possibly prevent us from improving our operational, financial and information management systems and controls. In the future, we may need to retain and hire additional qualified sales, marketing, administrative, operating and technical personnel, and to train and manage new personnel. Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified employees each year. If we are unable to hire sufficient qualified personnel, it could have a material adverse effect on our business, results of operations and financial condition.

Our existing international operations and potential joint ventures may cause us to incur costs and risks that may distract management from effectively operating our North American business, and such operations or joint ventures may not be profitable.

We maintain foreign operations in China. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2009, our top 25 suppliers represented approximately 78% of our purchases, and our largest supplier accounted for approximately 15% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

We could incur substantial costs in order to comply with, or to address any violations or liability under, environmental, health and safety laws that could significantly increase our operating expenses and reduce our operating income.

Our operations are subject to various environmental, health and safety statutes and regulations, including laws and regulations governing materials we use. In addition, certain of our operations are subject to foreign, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes and remediation of contaminated soil, surface waters and groundwater. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Future changes to environmental, health and safety laws or regulations, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers and our customers.

We are subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters and personal injury matters. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows or reputation.

We may face product liability claims that are costly and create adverse publicity.

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourself against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business.

Substantially all of our capital stock is indirectly owned by a single investor group and its interests as an equity holder may conflict with those of a creditor.

We are a wholly-owned subsidiary of Ryerson Holding, which is controlled by Platinum. As a result, Platinum controls all matters submitted for approval to Ryerson Holding. These matters include the election of all of the members of our board of directors, amendments to our organizational documents, or the approval of any mergers, tender offers, sales of assets or other major corporate transactions.

The interests of Platinum may not in all cases be aligned with interests of noteholders. For example, Platinum could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the notes or to sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, Platinum may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, Platinum may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders.

Our risk management strategies may result in losses.

From time to time, we may use fixed-price and/or fixed-volume supplier contracts to offset contracts with customers. Additionally, we may use foreign exchange contracts and interest rate swaps to hedge Canadian dollar and floating rate debt exposures. These risk management strategies pose certain risks, including the risk that losses on a hedge position may exceed the amount invested in such instruments. Moreover, a party in a hedging transaction may be unavailable or unwilling to settle our obligations, which could cause us to suffer corresponding losses. A hedging instrument may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of use of such instruments.

We may be adversely affected by currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi.

We have significant operations in Canada which incur the majority of their metal supply costs in U.S. dollars but earn the majority of their sales in Canadian dollars. Additionally, we have significant assets in China. We may from time to time experience losses when the value of the U.S. dollar strengthens against the Canadian dollar or the Chinese renminbi, which could have a material adverse effect on our results of operations. In addition, we will be subject to translation risk when we consolidate our Canadian and Chinese subsidiaries’ net assets into our balance sheet. Fluctuations in the value of the U.S. dollar versus the Canadian dollar or Chinese renminbi could reduce the value of these assets as reported in our financial statements, which could, as a result, reduce our stockholders’ equity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2009, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 83 operational facilities, including 7 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 37% of these facilities are leased. The lease terms expire at various times through 2020. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of December 31, 2009:

Location	Own/Lease
Birmingham, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR (2)	Owned
Phoenix, AZ	Owned
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Greenwood, CO*	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Miami, FL	Owned
Orlando, FL*	Leased
Tampa Bay, FL	Owned
Duluth, GA	Owned
Norcross, GA	Owned
Cedar Rapids, IA	Owned
Des Moines, IA	Owned
Marshalltown, IA	Owned
Boise, ID	Leased
Elgin, IL	Leased
Chicago, IL (Headquarters)*	Owned
Chicago, IL (16th Street Facility)	Owned
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Louisville, KY	Owned
Shelbyville, KY**	Owned
New Orleans, LA	Leased
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned

Location	Own/Lease
Grand Rapids, MI*	Leased
Jenison, MI	Owned
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
St. Louis, MO (2)	Leased
Greenwood, MS	Leased
Jackson, MS	Owned
Billings, MT	Leased
Charlotte, NC (2)	Owned
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Buffalo, NY	Owned/Vacated
Lancaster, NY	Owned
Liverpool, NY	Leased
New York, NY*	Leased/Vacated
Cincinnati, OH	Owned/Vacated
Cleveland, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Tulsa, OK	Owned
Oklahoma City, OK	Owned
Portland, OR (2)	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA	Owned/Vacated
Pittsburgh, PA*	Leased
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN	Leased/Vacated
Loudon, TN	Leased
Memphis, TN	Owned
Nashville, TN	Owned/Vacated
Dallas, TX (2)	Owned
Houston, TX	Owned
McAllen, TX	Leased
Clearfield, UT (2)	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson, has 14 facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Five facilities are leased.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Edmonton, AB (Warehouse Only)	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Mississauga, ON	Leased/Vacated
Sudbury, ON	Owned
Toronto, ON (includes Canadian Headquarters)	Owned
Laval, QC	Leased
Vaudreuil, QC	Leased
Saskatoon, SK	Owned

VSC-Ryerson

VSC-Ryerson, a company in which we directly own a 50% interest and indirectly control an additional 30% interest through affiliates of Ryerson Holding, has five service and processing centers in China, at Guangzhou, Dongguan, Kunshan, Tianjin and Wuhan, performing coil processing, sheet metal fabrication and plate processing. All of the metals service center facilities are in good condition and are adequate for VSC-Ryerson’s existing and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. All of our issued and outstanding capital stock is held by Ryerson Holding. 99% of the issued and outstanding capital stock of Ryerson Holding is owned by Platinum.

The Company declared and paid dividends of $35.0 million and $25.0 million to Ryerson Holding in July 2009 and April 2008, respectively. The indentures governing the Ryerson Notes restrict our ability to pay dividends on our common stock. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical consolidated statements of operations data of our predecessor for the period from January 1, 2007 through October 19, 2007 and of Ryerson as successor for the period from October 20, 2007 to December 31, 2007 and the years ended December 31, 2008 and 2009 and the summary historical balance sheet data as of December 31, 2008 and 2009 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical consolidated statements of operations data of our predecessor for the years ended December 31, 2005 and 2006 and the summary historical balance sheet data of our predecessor as of December 31, 2005 and 2006 and the summary historical balance sheet data of Ryerson as successor as of December 31, 2007 were derived from the audited financial statements and related notes thereto, which are not included in this Annual Report.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson Inc. and Subsidiaries and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton data)

	Predecessor			Successor
	Year Ended December 31, 2005	Year Ended December 31, 2006	Period from January 1 to October 19, 2007	Period from October 20 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Statements of Operations Data:
Net sales	$5,780.5	$5,908.9	$5,035.6	$966.3	$5,309.8	$3,066.1
Cost of materials sold	4,893.5	5,050.9	4,307.1	829.1	4,597.7	2,610.6

Gross profit (1)	887.0	858.0	728.5	137.2	712.1	455.5
Warehousing, selling, general and administrative	677.7	691.2	569.5	126.9	586.1	483.9
Restructuring and plant closure costs	4.0	4.5	5.1	—	—	—
Pension curtailment gain	(21.0)	—	—	—	—	—
Other postretirement benefits curtailment gain	—	—	—	—	—	(2.0)
Impairment charge on fixed assets	—	—	—	—	—	19.3
Gain on sale of assets	(6.6)	(21.6)	(7.2)	—	—	(3.3)

Operating profit (loss)	232.9	183.9	161.1	10.3	126.0	(42.4)
Other income and (expense), net (2)	3.7	1.0	(1.0)	2.4	21.4	(10.2)
Interest and other expense on debt (3)	(76.0)	(70.7)	(55.1)	(30.8)	(109.9)	(72.9)

Income (loss) before income taxes	160.6	114.2	105.0	(18.1)	37.5	(125.5)
Provision (benefit) for income taxes (4)	62.5	42.4	36.9	(6.9)	11.7	66.9

Net income (loss)	98.1	71.8	68.1	(11.2)	25.8	(192.4)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	(1.6)	(3.1)

Net income (loss) attributable to Ryerson Inc.	$98.1	$71.8	$68.1	$(11.2)	$27.4	$(189.3)

Balance Sheet Data (at period end):
Cash and cash equivalents	$27.4	$55.1		$35.2	$108.9	$114.9
Restricted cash	0.6	0.1		4.5	7.0	19.5
Working capital	778.4	1,420.1		1,235.7	1,066.5	754.1
Property, plant and equipment, net	398.4	401.1		587.0	556.3	488.7
Total assets	2,151.0	2,537.3		2,576.5	2,272.5	1,787.6
Long-term debt, including current maturities	877.2	1,206.5		1,228.8	1,030.3	754.2
Total equity	547.8	648.7		499.2	382.9	166.4
Other Financial Data:
Cash flows provided (used in) operations	$321.5	$(261.0)	$564.0	$54.1	$279.3	$284.7
Cash flows provided (used in) investing activities	(418.1)	(16.7)	(24.0)	(1,069.6)	24.0	32.1
Cash flows provided (used in) financing activities	105.6	305.4	(565.6)	1,021.2	(222.0)	(320.9)
Capital expenditures	32.6	35.7	51.6	9.1	30.1	22.8
Depreciation and amortization	39.2	40.0	32.5	7.3	37.7	37.1
Volume and Per Ton Data:
Tons shipped (000)	3,499	3,292	2,535	498	2,505	1,881
Average selling price per ton	$1,652	$1,795	$1,987	$1,939	$2,120	$1,630
Gross profit per ton	254	261	287	275	284	242
Operating expenses per ton	187	205	224	254	234	265
Operating profit (loss) per ton	67	56	63	21	50	(23)

(1)	The year ended December 31, 2005 includes a $9.6 million, or $5.8 million after-tax, charge from a change in method of applying LIFO and a LIFO liquidation gain of $13.1 million, or $7.9 million after-tax. The period from January 1, 2007 to October 19, 2007 includes a LIFO liquidation gain of $69.5 million, or $42.3 million after-tax.
(2)	The year ended December 31, 2008 included a $18.2 million gain on the retirement of debt. The year ended December 31, 2009 included $11.8 million of foreign exchange losses related to short-term loans from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of debt.
(3)	The period from January 1 to October 19, 2007 includes a $2.9 million write off of unamortized debt issuance costs associated with the 2024 Notes that was classified as short term debt and $2.7 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility relating to that facility during the first quarter of 2007.
(4)	The period from January 1 to October 19, 2007 includes a $3.9 million income tax benefit as a result of a favorable settlement from an Internal Revenue Service examination. The year ended December 31, 2009 includes a $92.3 million tax expense related to the establishment of a valuation allowance against the Company’s US deferred tax assets and a $14.5 million income tax charge on the sale of our joint venture in India.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the audited Consolidated Financial Statements of Ryerson Inc. and Subsidiaries and the Notes thereto in Item 8. “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. See the section entitled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including those discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K.

Overview

Business

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”) and in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” “Successor” or the “Company”.

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding Corporation (“Ryerson Holding”), formerly named Rhombus Holding Corporation, with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub (the “Merger Agreement”). In connection with the Platinum Acquisition, Ryerson Holding paid a total cash purchase price of $1,065 million, plus the assumption of $653 million of debt. Upon the closing of the Platinum Acquisition, Ryerson ceased to be a publicly traded company and became a wholly-owned subsidiary of Ryerson Holding. 99% of the issued and outstanding capital stock of Ryerson Holding is owned by affiliates of Platinum Equity, LLC (“Platinum”).

On October 31, 2008, Ryerson Holding acquired an additional 20% interest in VSC-Ryerson China Limited (“VSC-Ryerson”), a joint venture with Van Shung Chong Holdings Limited (“VSC”), increasing Ryerson Holding’s ownership percentage to 60%. On December 31, 2008, VSC sold an additional 20% interest in VSC-Ryerson: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. Based on our voting control through Ryerson Holding, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008.

Effective January 1, 2007, Ryerson’s operating subsidiaries Integris Metals Ltd., a Canadian federal corporation and Ryerson Canada, an Ontario corporation, were amalgamated as Ryerson Canada. Ryerson’s operating subsidiary Lancaster Steel Service Company, Inc., a New York corporation, was merged into JT Ryerson effective July 1, 2007.

In addition to our United States, Canada and China operations, we conducted materials distribution operations in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India until July 10, 2009 when we sold our 50% investment to our joint venture partner, Tata Steel Limited.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including machinery manufacturers, metals fabricators, electrical machinery, transportation equipment, construction, wholesale distributors, and metals mills and foundries. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

Sales, cost of materials sold, gross profit and operating expense control are the principal factors that impact our profitability:

Net Sales. Our sales volume and pricing is driven by market demand, which is largely determined by overall industrial production and conditions in specific industries in which our customers operate. Sales prices are also primarily driven by market factors such as overall demand and availability of product. Our net sales include revenue from product sales, net of returns, allowances, customer discounts and incentives.

Cost of materials sold. Cost of materials sold includes metal purchase and in-bound freight costs, third-party processing costs and direct and indirect internal processing costs. The cost of materials sold fluctuates with our sales volume and our ability to purchase metals at competitive prices. Increases in sales volume generally enable us both to improve purchasing leverage with suppliers, as we buy larger quantities of metals inventories, and to reduce operating expenses per ton sold.

Gross profit. Gross profit is the difference between net sales and the cost of materials sold. Our sales prices to our customers are subject to market competition. Achieving acceptable levels of gross profit is dependent on our acquiring metals at competitive prices, our ability to manage the impact of changing prices and efficiently managing our internal and external processing costs.

Operating expenses. Optimizing business processes and asset utilization to lower fixed expenses such as employee, facility and truck fleet costs which cannot be rapidly reduced in times of declining volume, and maintaining low fixed cost structure in times of increasing sales volume, have a significant impact on our profitability. Operating expenses include costs related to warehousing and distributing our products as well as selling, general and administrative expenses.

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

Platinum Acquisition

On October 19, 2007, the merger of Merger Sub with and into Ryerson, was consummated in accordance with the Merger Agreement. Pursuant to the terms of the Merger Agreement, each outstanding share of Ryerson Common Stock and Series A $2.40 Cumulative Convertible Preferred Stock was converted into the right to receive $34.50 in cash. In connection with the Platinum Acquisition, Ryerson Holding paid a cash purchase price of $1,065 million, plus the assumption of $653 million of debt. Upon the closing of the Platinum Acquisition, Ryerson became a wholly-owned subsidiary of Ryerson Holding. 99% of the issued and outstanding capital stock of Ryerson Holding is owned by Platinum.

On October 19, 2007, Merger Sub issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”). Merger Sub was formed solely for the purpose of merging with and into Ryerson. Ryerson is the surviving corporation of the Platinum Acquisition and assumed the obligations of Merger Sub. Also, on October 19, 2007, Merger Sub entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. In addition to the new debt, Merger Sub received a $500 million capital contribution from Ryerson Holding. The proceeds from the issuance of the 2014 and 2015 Notes, the initial borrowings under the Ryerson Credit Facility and the capital contribution were used to (i) finance the Platinum Acquisition; (ii) repay and terminate our then outstanding five-year $750 million amended credit facility (the “Amended Credit Facility”) and $450 million five-year securitization facility (the “Securitization Facility”); (iii) repurchase $145.9 million of our then outstanding $150 million aggregate principal amount of outstanding 8 1/4 % Senior Notes due 2011 (“2011 Notes”) and pay related tender offer costs; (iv) repurchase all of our then outstanding $175 million of 3.50% Convertible Senior Notes due 2024 (“2024 Notes”) and pay related conversion premiums; and (v) pay other costs and expenses related to these transactions.

Results of Operations

	Successor						Predecessor
	Year Ended December 31, 2009	% of Net Sales	Year Ended December 31, 2008	% of Net Sales	October 20 to December 31, 2007	% of Net Sales	January 1 to October 19, 2007	% of Net Sales
Net sales	$3,066.1	100.0%	$5,309.8	100.0%	$966.3	100.0%	$5,035.6	100.0%

Cost of materials sold	2,610.6	85.1	4,597.7	86.6	829.1	85.8	4,307.1	85.5

Gross profit	455.5	14.9	712.1	13.4	137.2	14.2	728.5	14.5
Warehousing, delivery, selling, general and administrative expenses	483.9	15.8	586.1	11.0	126.9	13.1	569.5	11.3

Restructuring charges	—	—	—	—	—	—	5.1	0.1

Gain on sale of assets	(3.3)	(0.1)	—	—	—	—	(7.2)	(0.1)

Impairment charge on fixed assets	19.3	0.6	—	—	—	—	—	—
Other postretirement benefits curtailment gain	(2.0)	—	—	—	—	—	—	—

Operating profit (loss)	(42.4)	(1.4)	126.0	2.4	10.3	1.1	161.1	3.2

Other expenses	(83.1)	(2.7)	(88.5)	(1.7)	(28.4)	(3.0)	(56.1)	(1.1)

Provision (benefit) for income taxes	66.9	2.2	11.7	0.2	(6.9)	(0.7)	36.9	0.7

Noncontrolling interest	(3.1)	(0.1)	(1.6)	—	—	—	—	—

Net income (loss) attributable to Ryerson Inc.	(189.3)	(6.2)	27.4	0.5	(11.2)	(1.2)	68.1	1.4

Comparison of the year ended December 31, 2008 with the year ended December 31, 2009

Net Sales

Net sales decreased 42.3% to $3.1 billion in 2009 as compared to $5.3 billion in 2008. Tons sold per ship day were 7,496 in 2009 as compared to 9,902 in 2008. Volume decreased 24.9% in 2009 due to significant economic weakness in the manufacturing sector impacting all of our product lines. Revenue per ship day was $12.2 million in 2009 as compared to $21.0 million in 2008. The average selling price per ton decreased in 2009 to $1,630 from $2,120 in 2008 reflecting the significant deterioration of market conditions compared to 2008. Average selling prices per ton decreased for each of our product lines in 2009 with the largest decline in our stainless steel product line.

Cost of Materials Sold

Cost of materials sold decreased 43.2% to $2.6 billion compared to $4.6 billion in 2008. The decrease in cost of materials sold in 2009 compared to 2008 is due to the decrease in tons sold resulting from the economic recession along with decreases in average mill prices. The average cost of materials sold per ton decreased to $1,388 in 2009 from $1,836 in 2008. Our average cost of materials sold per ton decreased for each of our product lines in 2009. The average cost of materials sold for our stainless steel product line declined more than our other products, in line with the change in average selling prices per ton.

Inventory reductions during the year 2008 resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of purchases in the year. The LIFO liquidation gain was $16 million for the year 2008. During 2008, LIFO expense was $91 million, which included the $16 million LIFO liquidation gain primarily related to increases in the costs of carbon steel. During 2009, LIFO income was $174 million primarily related to decreases in inventory prices.

Gross Profit

Gross profit as a percentage of sales was 14.9% in 2009 as compared to 13.4% in 2008. While revenue per ton declined in 2009 as compared to 2008, we were able to reduce our cost of materials sold per ton at a faster pace resulting in higher gross margins. Gross profit decreased 36.0% to $455.5 million in 2009 as compared to $712.1 million in 2008.

Operating Expenses

Operating expenses as a percentage of sales increased to 16.3% in 2009 from 11.0% in 2008. Operating expenses in 2009 decreased primarily due to lower wages and salaries of $36.0 million and lower employee benefit expenses of $17.7 million resulting from lower employment levels after workforce reductions, lower bonus and commission expenses of $17.8 million resulting from reduced profitability, lower delivery expenses of $27.6 million resulting from reduced volume, lower facility expenses of $13.8 million primarily due to plant closures, the $3.3 million gain on the sale of assets, and the $2.0 million other postretirement benefit curtailment gain, partially offset by an impairment charge of $19.3 million to reduce the carrying value of certain assets to their net realizable value, an incremental $8.4 million impact from a full year of expenses for our joint venture in China, VSC-Ryerson, which we began to fully consolidate in November of 2008 and higher legal expenses of $2.7 million. On a per ton basis, the 2009 operating expenses increased to $265 per ton from $234 per ton in 2008 due to the relatively greater decline in volume being partially offset by lower operating expenses.

Operating Profit (Loss)

As a result of the factors above, in 2009 we incurred an operating loss of $42.4 million, or 1.4% of sales, compared to an operating profit of $126.0 million, or 2.4% of sales, in 2008.

Other Expenses

Interest and other expense on debt decreased to $72.9 million in the year 2009 from $109.9 million in 2008 primarily due to lower average borrowings and lower interest rates on variable rate debt as compared to the same period in the prior year, as well as the impact of retirement of a portion of the 2014 and 2015 Notes. Other income and (expense), net was an expense in 2009 in the amount of $10.2 million compared to income of $21.4 million in 2008. The year 2009 was negatively impacted by $11.8 million of foreign exchange losses related to short-term loans from our Canadian operations, partially offset by the recognition of a $2.7 million gain on the retirement of a portion of the 2014 and 2015 Notes we repurchased at a discount. In 2008, we recognized a gain of $18.2 million on the retirement of a portion of the 2014 and 2015 Notes, which we repurchased at a discount.

Provision (Benefit) for Income Taxes

Income tax expense was $66.9 million in 2009 compared $11.7 million in 2008. During 2009, the Company recorded a charge of $92.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. In 2009, we also incurred a $14.5 million income tax charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in 2009 is the tax benefit recognized for losses at the statutory tax rates and an $8.5 million foreign tax credit in the jurisdictions of our foreign subsidiaries. The effective tax rate was 31.2% in 2008. The tax rate in 2008 reflected a higher proportion of pretax income from joint ventures with lower foreign income tax rates and the Company’s qualification for and the recognition of a manufacturing tax deduction for the first time in 2008.

Noncontrolling Interest

Based on our voting control of VSC-Ryerson through our 50% ownership and the additional 30% of VSC-Ryerson owned by Ryerson Holding and its affiliates, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. In the period from October 31, 2008 to December 31, 2008, VSC-Ryerson’s results of operations was a loss. The portion of the loss attributable to the noncontrolling interest in VSC-Ryerson was $1.6 million. VSC-Ryerson also incurred a loss in 2009 due to the economic weakness in the manufacturing industry in China. The portion attributable to the noncontrolling interest in VSC-Ryerson was $3.1 million for 2009.

Comparison of the periods from January 1, 2007 to October 19, 2007 and October 20, 2007 to December 31, 2007 with the year ended December 31, 2008

Net Sales

Net sales were $5.3 billion in the year 2008 as compared to $5.0 billion in the period from January 1 to October 19, 2007 and $1.0 billion in the period from October 20, 2007 to December 31, 2007.

Tons sold per ship day was 9,902 in 2008 as compared to 12,305 in the period from January 1 to October 19, 2007 and was 10,836 in the period from October 20 to December 31, 2007. Volume decreased in 2008 due to economic weakness in the manufacturing sector. The fourth quarter 2008 tons sold per ship day of 8,298 deteriorated further from the first nine months of 2008 as economic conditions worsened in combination with seasonally lower demand in the fourth quarter.

Revenue per ship day was $21.0 million in 2008 as compared to $24.4 million in the period from January 1 to October 19, 2007 and was $21.0 million in the period from October 20 to December 31, 2007. The average selling price per ton increased in 2008 to $2,120 from $1,987 for the period January 1 to October 19, 2007 and $1,939 for the period October 20 to December 31, 2007 primarily due to higher carbon steel prices. Fourth quarter 2008 revenue per ship day of $17.6 million declined from the first nine months of 2008 due to worsening economic conditions in combination with seasonally lower demand in the fourth quarter.

Cost of Materials Sold

Cost of materials sold per ship day decreased to $18.2 million in 2008 compared to $20.9 million in the period from January 1 to October 19, 2007 and increased slightly from $18.0 million in the period from October 20 to December 31, 2007. The decrease in cost of materials sold in 2008 compared to the period from January 1 to October 19, 2007 is due to the decrease in tons sold resulting from the economic weakness, partially offset by increases in average mill prices. Cost of materials sold per ship day in the period from October 20 to December 31, 2007 reflected seasonally lower demand. The average cost of materials sold per ton increased to $1,836 in 2008 from $1,664 in the period from January 1 to October 19, 2007 and $1,700 in the period from October 20 to December 31, 2007.

Inventory reductions during the year 2008 and the period from January 1 to October 19, 2007 resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of purchases in the year 2008 and the period from January 1 to October 31, 2007. The LIFO liquidation gain was $16 million for the year 2008 and $69 million for the period January 1 to October 19, 2007. During 2008, LIFO expense was $91 million, which included the $16 million LIFO liquidation gain primarily related to increases in the costs of carbon steel. The period from October 20 to December 31, 2007 included LIFO expense of $11 million primarily related to increases in the costs of carbon steel and stainless steel.

Gross Profit

Gross profit as a percentage of sales was 13.4% in the year 2008 as compared to 14.5% in the period from January 1 to October 19, 2007 and 14.2% in the period from October 20 to December 31, 2007.

Operating Expenses

Operating expenses as a percentage of sales decreased to 11.0% in the year 2008 from 11.3% in the period from January 1 to October 19, 2007 and 13.1% in the period from October 20 to December 31, 2007. Operating expenses in the year 2008 decreased primarily as a result of workforce reductions which lowered wages, salaries and benefit expenses and from the elimination of stock-based compensation programs which negatively impacted the period from January 1 to October 19, 2007.

Operating Profit

As a result of the factors above, operating profit was $126.0 million in the year 2008, representing 2.4% of sales compared to $161.1 million in the period from January 1 to October 19, 2007, representing 3.2% of sales, and $10.3 million in the period from October 20 to December 31, 2007, representing 1.1% of sales.

Other Expenses

Other expenses, primarily interest and financing costs, increased to $88.5 million in the year 2008 from $56.1 million in the period from January 1 to October 19, 2007 and to $28.4 million in the period from October 20 to December 31, 2007. Other expense per day was $0.2 million in both the year 2008 and the period from January 1 to October 19, 2007 and was $0.4 million in the period from October 20 to December 31, 2007. Other expenses in the year 2008 and the period from October 20 to December 31, 2007 was unfavorably impacted by higher interest rates on the Ryerson Notes as compared to the 2011 Notes and 2024 Notes and higher average borrowings. In the year 2008, the Company repurchased $47.1 million of its floating rate notes and $42.8 million of its senior notes, which resulted in a gain of $18.2 million that was recorded in other income and expense, net. Interest and other expense on debt in the year 2008 included a $2.4 million write off of debt issuance costs associated with the repurchased notes. Interest and other expense on debt in the period from January 1 to October 19, 2007 included a $2.9 million write off of unamortized debt issuance costs associated with the 2024 Notes that was classified as short term debt as a condition for conversion was met and a $2.7 million write off of debt issuance cost associated with our prior credit facility upon entering into an amended revolving credit facility. The period from October 20 to December 31, 2007 included a $4.7 million write off of unused bridge loan fees related to the Platinum Acquisition.

Provision (Benefit) for Income Taxes

Income tax expense was $11.7 million in the year 2008 compared to tax expense of $36.9 million in the period from January 1 to October 19, 2007 and a tax benefit of $6.9 million in the period from October 20 to December 31, 2007. The effective tax rate was 31.2% in the year 2008 compared to 35.1% in the period from January 1 to October 19, 2007 and 38.1% in the period from October 20 to December 31, 2007. The lower tax rate in 2008 resulted from a higher proportion of pretax income from joint ventures with lower foreign income tax rates and the Company’s qualification for a manufacturing tax deduction for the first time in 2008. The period from January 1 to October 19, 2007 included a $3.9 million income tax benefit during the period as a result of a favorable settlement from an IRS examination.

Noncontrolling Interest

Based on our voting control of VSC-Ryerson through our 50% ownership and the additional 30% of VSC-Ryerson owned by Ryerson Holding and its affiliates, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. In the period from October 31, 2008 to December 31, 2008, VSC-Ryerson’s results of operations was a loss. The portion attributable to the noncontrolling interest in VSC-Ryerson was $1.6 million.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the Ryerson Credit Facility. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

On October 19, 2007, the merger of Merger Sub with and into Ryerson, was consummated in accordance with the Merger Agreement. In connection with the Platinum Acquisition, Ryerson Holding paid a total cash purchase price of $1,065 million, plus the assumption of $653 million of debt. Upon the closing of the Platinum Acquisition, Ryerson became a wholly-owned subsidiary of Ryerson Holding.

In connection with the Platinum Acquisition, we refinanced our capital and debt structure. On October 19, 2007, Merger Sub issued Ryerson Notes. Merger Sub was formed solely for the purpose of merging with and into Ryerson. Ryerson is the surviving corporation of the Platinum Acquisition and assumed the obligations of Merger Sub. Also, on October 19, 2007, Merger Sub entered into a five-year, $1.35 billion Ryerson Credit Facility with a maturity date of October 18, 2012. In addition to the new debt, Merger Sub received the $500 million capital contribution from Ryerson Holding. The proceeds from the issuance of the Ryerson Notes, the initial borrowings under the Ryerson Credit Facility and the capital contribution were used to (i) finance the merger; (ii) repay and terminate the Amended Credit Facility and the Securitization Facility; (iii) repurchase $145.9 million of our then outstanding $150 million aggregated principal amount of outstanding 2011 Notes and pay related tender offer costs; (iv) repurchase all of our then outstanding $175 million of 2024 Notes and pay related conversion premiums; and (v) pay other costs and expenses related to these transactions.

The following table summarizes the Company’s cash flows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
	(In millions)
Net cash provided by operating activities	$284.7	$279.3	$54.1	$564.0
Net cash provided by (used in) investing activities	32.1	24.0	(1,069.6)	(24.0)
Net cash provided by (used in) financing activities	(320.9)	(222.0)	1,021.2	(565.6)
Effect of exchange rates on cash	10.1	(7.6)	—	—

Net increase (decrease) in cash and cash equivalents	$6.0	$73.7	$5.7	$(25.6)

The Company had cash and cash equivalents at December 31, 2009 of $114.9 million, compared to $108.9 million at December 31, 2008 and $35.2 million at December 31, 2007. The Company had $754 million and $1,030 million of total debt outstanding, a debt-to-capitalization ratio of 82% and 73% and $268 million and $469 million available under the Ryerson Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2007, the Company had $1,229 million of total debt outstanding, a debt-to-capitalization ratio of 71% and $392 million available under the Ryerson Credit Facility.

During the years ended December 31, 2009 and 2008, the periods from October 20 to December 31, 2007, and from January 1 to October 19, 2007, net cash provided by operating activities was $284.7 million, $279.3 million, $54.1 million, and $564.0 million, respectively. Net income (loss) was $(192.4) million, $25.8 million, ($11.2) million, and $68.1 million for the years ended December 31, 2009 and 2008, the periods from October 20 to December 31, 2007, and from January 1 to October 19, 2007, respectively. Cash provided by operating activities of $284.7 million during the year ended December 31, 2009 was primarily the result of a decrease in inventories of $227.5 million resulting from management’s efforts to reduce inventory in a weak economic environment, a decrease in accounts receivable of $150.7 million reflecting lower volume in 2009 and a decrease in taxes receivable of $43.1 million. Cash provided by operating activities of $279.3 million during the year ended December 31, 2008 was primarily the result of a decrease in inventories of $263.1 million resulting from management’s efforts to reduce inventory in a weak economic environment and a decrease in accounts receivable of $120.0 million reflecting lower volume in 2008, partially offset by a decrease in accounts payable of $80.1 million and a decrease in accrued liabilities of $50.3 million. Cash provided by operating activities of $54.1 million during the periods from October 20 to December 31, 2007 primarily resulted from lower receivables of $126.9 million at December 31, 2007 due to lower sales volume at the end of the year compared to sales prior to October 19, 2007. Cash provided by operating activities of $564.0 million during the periods from January 1 to October 19, 2007 was primarily due to a reduction in inventory of $488.6 million at October 19, 2007 compared to the ending inventory balance of $1,128.6 million at December 31, 2006, which resulted from management’s efforts to lower on hand inventory and increase inventory turns.

Net cash provided by investing activities was $32.1 million in 2009 compared to $24.0 million in 2008. Net cash used in investing activities for the periods from October 20 to December 31, 2007, and from January 1 to October 19, 2007, was $1,069.6 million and $24.0 million, respectively. Cash used for the Platinum Acquisition among Ryerson Holding, Merger Sub and Ryerson, net of cash acquired, was $1,065.4 million during the period from October 20 to December 31, 2007. In 2008, cash increased $30.5 million due to fully consolidating the results of VSC-Ryerson beginning October 31, 2008. The Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited, during the third quarter of 2009, generating cash proceeds of $49.0 million. Capital expenditures for the years ended December 31, 2009 and 2008, the periods from October 20 to December 31, 2007 and from January 1 to October 19, 2007 was $22.8 million, $30.1 million, $9.1 million and $51.6 million, respectively. The Company sold plant, property and equipment generating cash proceeds of $18.4 million, $31.7 million, $4.4 million, and $32.8 million during the years ended December 31, 2009 and 2008, the periods from October 20 to December 31, 2007, and from January 1 to October 19, 2007, respectively.

Net cash used in financing activities was $320.9 million for the year ended December 31, 2009, primarily related to credit facility repayments made possible from lower working capital requirements as well as a $35.0 million dividend paid to Ryerson Holding. Net cash used in financing activities was $222.0 million for the year ended December 31, 2008, primarily due to the repurchase of our Ryerson Notes for $71.7 million, a net reduction in borrowings under the Ryerson Credit Facility of $133.2 million and the payment of a $25.0 million dividend to Ryerson Holding. Net cash provided by financing activities was $1,021.2 million for the period from October 20 to December 31, 2007, primarily from the issuance of the Ryerson Notes of $575.0 million (see discussion under “Total Debt” caption), net proceeds from the Ryerson Credit Facility of $620.2 million and a $500.0 million capital contribution from Ryerson Holding, partially offset by the repayment and retirement of $648.8 million of debt assumed in the Platinum Acquisition. Net cash used in financing activities for the period January 1, 2007 to October 19, 2007 was $565.6 million primarily due to a reduction in net borrowings under the Amended Credit Facility, primarily related to lower working capital needs. During the period January 1 to October 19, 2007, we received $3.0 million of proceeds on the exercise of common stock options.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of the net cash provided by operating activities, total debt in the Consolidated Balance Sheet decreased to $754.2 million at December 31, 2009 from $1,030.3 million at December 31, 2008.

Total debt outstanding as of December 31, 2009 consisted of the following amounts: $250.2 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $20.8 million of foreign debt and $4.1 million under the 2011 Notes. Availability at December 31, 2009 and 2008 under the Ryerson Credit Facility was $268 million and $469 million, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On October 19, 2007, Ryerson entered into the Ryerson Credit Facility, a 5-year, $1.35 billion revolving credit facility agreement with a maturity date of October 18, 2012. At December 31, 2009, Ryerson had $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available under the $1.35 billion Ryerson Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.1 percent and 2.4 percent at December 31, 2009 and 2008, respectively.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. Ryerson also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.35% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson Inc., subsidiary borrowers and certain other U.S. subsidiaries of Ryerson Inc. that act as guarantors.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility declines to a certain level, Ryerson maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson Holding. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on Ryerson. If Ryerson or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Ryerson Notes

On October 19, 2007, Merger Sub issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of Ryerson’s existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility).

At December 31, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations. During 2008, $42.8 million principal amount of the 2015 Notes and $47.1 million principal amount of the 2014 Notes were repurchased and retired, resulting in the recognition of an $18.2 million gain within other income and (expense), net on the consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables and inventory and related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The Ryerson Notes will be redeemable by the Company, in whole or in part, at any time on or after November 1, 2011 at a specified redemption price. Additionally, on or prior to November 1, 2010, the Company may redeem up to 35% of the outstanding 2015 Notes, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, we agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes and to consummate an exchange offer no later than November 12, 2008. The Company did not consummate an exchange offer by November 12, 2008 and therefore, we were required to pay additional interest to the holders of the Ryerson Notes. As a result, the Company paid an additional approximately $0.6 million in interest to the holders of the Ryerson Notes with the interest payment on May 1, 2009. The Company completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, our obligation to pay additional interest ceased.

Foreign Debt

Based on our voting control of VSC-Ryerson, we fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $8.2 million at December 31, 2009 to VSC, our joint venture partner, at a weighted average interest rate of 1.8%. Of the total borrowings of $22.8 million outstanding at December 31, 2008, $14.1 million was owed to banks in Asia at a weighted average interest rate of 5.6% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $8.7 million at December 31, 2008 to VSC at a weighted average interest rate of 2.9%.

$150 Million 8  1/4% Senior Notes due 2011

At December 31, 2009 and 2008, $4.1 million of the 8 1/4 % Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Pension Funding

The Company made contributions of $7.5 million in 2009, $16.8 million in 2008, $0.3 million during the period from October 20 to December 31, 2007, and $12.4 million during the period from January 1 to October 19, 2007 to improve the Company’s pension plans funded status. At December 31, 2009, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 9: Retirement Benefits.” pension liabilities exceeded plan assets by $323 million. The

Company anticipates that it will have a minimum required pension contribution of approximately $46 million in 2010 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2010.

Income Tax Payments

The Company received income tax refunds of $29.1 million in 2009. The Company paid income taxes of $9.7 million in 2008, $2.8 million during the period of October 20 to December 31, 2007, and $58.7 million during the period January 1 to October 19, 2007. The Company expects to pay income taxes of approximately $3 million in the first quarter of 2010 and may be required to pay additional amounts thereafter in 2010 depending upon the Company’s profitability.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $32 million as of December 31, 2009. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2009:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	376	—	—	—	376
Other Long Term Notes	4	—	4	—	—
Ryerson Credit Facility	250	—	250	—	—
Foreign Debt	21	21	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes and Ryerson Credit Facility(2)	317	59	116	105	37
Purchase Obligations(3)	36	36	—	—	—
Operating leases	98	20	28	16	34

Total	$1,205	$136	$398	$224	$447

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the floating rate notes. The Ryerson Credit Facility and the 2014 Notes were issued on October 19, 2007 in connection with the Platinum Acquisition.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Subsequent Events

On January 26, 2010, JT Ryerson acquired all of the issued and outstanding capital stock of Texas Steel Processing, Inc., a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated statement of operations and consolidated balance sheet.

Capital Expenditures

Capital expenditures during 2009, 2008, and 2007 totaled $22.8 million, $30.1 million and $60.7 million ($51.6 million during January 1, 2007 to October 19, 2007 and $9.1 million during October 20, 2007 to December 31, 2007), respectively. Capital expenditures were primarily for machinery and equipment in 2009, 2008 and 2007.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $30 million in 2010, which will maintain or improve the Company’s processing capacity.

Restructuring

2009

During 2009, the Company paid $6.4 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $0.3 million reduction to the exit plan liability primarily due to lower property taxes on closed facilities than estimated in the initial restructuring plan. The remaining balance as of December 31, 2009 is expected to be paid during 2010.

2008

During 2008, the Company paid $29.3 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $4.4 million reduction to the exit plan liability primarily due to 277 fewer employee terminations than anticipated in the initial restructuring plan. The reduction to the exit plan liability reduced goodwill by $2.6 million, net of tax. The Company also recorded a $0.4 million reduction to the exit plan liability in the fourth quarter of 2008 which was credited to operating expense.

2007

On October 19, 2007, as part of the Platinum Acquisition, the Company recorded a liability of $114.7 million for exit costs assumed in the acquisition, which are the result of a preliminary plan of facility consolidations and organizational restructuring. The liability consists of future cash outlays for employee-related costs, including severance for 1,148 employees and employee relocation costs, totaling $53.6 million, future cash outlays for tenancy and other costs totaling $3.2 million and non-cash costs of $57.9 million for pensions and other postretirement benefits, which are a reduction in the liability as such amounts are included in the deferred employee benefits liability at December 31, 2007.

From January 1, 2007 through October 19, 2007, the Company recorded a charge of $5.1 million due to workforce reductions and other tenancy obligations resulting from our integration of Integris Metals. Included in the charges were future cash outlays for employee-related costs of $3.6 million, including severance for 153 employees, non-cash costs of $0.7 million for pensions and other postretirement benefits, $0.2 million for future lease payments for closed facilities and non-cash costs of $0.6 million for impairment of leased facilities.

Deferred Tax Amounts

At December 31, 2009, the Company had a net deferred tax liability of $43 million comprised primarily of a deferred tax asset of $130 million related to pension liability, a deferred tax asset related to postretirement benefits other than pensions of $70 million, $47 million of Alternative Minimum Tax (“AMT”) credit carryforwards, and deferred tax assets of $18 million related to other deductible temporary differences, offset by a valuation allowance of $98 million, and deferred tax liabilities of $120 million related to fixed asset basis difference and $96 million inventory basis difference.

At December 31, 2009, the deferred tax asset related to the Company’s pension liability was $130 million. At December 31, 2009, the Company also had deferred tax assets related to postretirement benefits other than pensions of $70 million. To the extent that future annual charges for pension and postretirement benefits expense continue to exceed amounts deductible for tax purposes, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss.

The Company had $5 million of state net operating loss (“NOL”) carryforwards, net of tax, available at December 31, 2009.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. As a result of the historical twelve quarters of cumulative U.S. pre-tax losses incurred during the second quarter of 2009, we were unable to rely on the positive evidence of projected future income. We reviewed all of the other future sources of taxable income such as: 1) the expected reversal of existing taxable temporary differences, 2) our ability to carryback taxable losses, and 3) the availability of prudent and feasible tax planning strategies. After considering both the positive and negative evidence during the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized with a corresponding non-cash charge of $74.3 million to the provision for income taxes. During the second half of 2009, the changes in our deferred tax asset balances, primarily related to pension liabilities and fixed assets, required an additional charge of $23.9 million, increasing the valuation allowance to $98.4 million at December 31, 2009. Of the charges recorded during 2009, $92.3 million of this valuation allowance was charged to income tax provision and $5.9 million was charged to other comprehensive income in 2009. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.

Critical Accounting Estimates

Preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of sales and expenses during the reporting period. Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Item 8 under the caption “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Statement of Accounting and Financial Policies”. These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, we believe our estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

We consider the policies discussed below as critical to an understanding of our financial statements, as application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation of matters that are uncertain.

Provision for allowances, claims and doubtful accounts: We perform ongoing credit evaluations of customers and set credit limits based upon review of the customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Provisions for allowances and claims are based upon historical rates, expected trends and estimates of potential returns, allowances, customer discounts and incentives. We consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

Inventory valuation: Our inventories are valued at cost, which is not in excess of market. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs and internal direct and allocated indirect processing costs. Cost is primarily determined by the LIFO method. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Deferred tax asset: We record operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. We follow detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provide for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, we will be required to record additional valuation allowances against our deferred tax assets related to those jurisdictions.

Long-lived Assets and Other Intangible Assets: Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired intangible asset would be written down to fair value, using the discounted cash flow method.

Goodwill: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review is a two-step process. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. We estimate the reporting unit’s fair value using an income approach based on discounted future cash flows that requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. The income approach is subject to a comparison for reasonableness to a market approach at the date of valuation. A key assumption made is that, in general, business activity will recover somewhat in 2010 compared to 2009. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets not previously recorded. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill. During the fourth quarter of 2009, we reviewed the goodwill for impairment and determined that none of the reporting units were at risk of failing step one of the impairment testing.

Pension and postretirement benefit plan assumptions: We sponsor various benefit plans covering a substantial portion of its employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Item 8 “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 17: Commitments and Contingencies.” We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Item 8 in the “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Statement of Accounting and Financial Policies.”

Other Matters

China

In 2006, Ryerson and VSC and its subsidiary, CAMP BVI, formed VSC-Ryerson to enable Ryerson, through this joint operation, to provide metals distribution services in China. Ryerson invested $28.3 million in the joint venture for a 40% equity interest. On October 31, 2008, Ryerson Holding purchased an additional 20% in VSC-Ryerson. On December 31, 2008, VSC sold an additional 20% interest in VSC-Ryerson: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. Based on our voting control through Ryerson Holding, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. VSC-Ryerson is based in Shanghai and operates processing and service centers in Guangzhou, Dongguan, Kunshan, Tianjin and Wuhan and a sales office in Shanghai.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $750 million at December 31, 2009 and $840 million at December 31, 2008 as compared with the carrying value of $754 million and $1,030 million at December 31, 2009 and December 31, 2008, respectively.

We had forward agreements for $100 million and $160 million notional amount of pay fixed, receive floating interest rate swaps at December 31, 2009 and December 31, 2008, respectively, to effectively convert the interest rate from floating to fixed through 2009. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At December 31, 2009, these agreements had a liability value of $1.0 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2009 by approximately $3.7 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $15.9 million outstanding at December 31, 2009, and liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2009, we had 428 metric tons of nickel futures or option contracts outstanding with an asset value of $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	38
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, and the period from October 20, 2007 to December 31, 2007 (Successor), and the period from January 1, 2007 to October 19, 2007 (Predecessor)	39
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, and the period from October 20, 2007 to December 31, 2007 (Successor), and the period from January 1, 2007 to October 19, 2007 (Predecessor)	40
Consolidated Balance Sheets at December 31, 2009 and 2008 (Successor)	41
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008, and the period from October 20, 2007 to December 31, 2007 (Successor), and the period from January 1, 2007 to October 19, 2007 (Predecessor)	42
Notes to Consolidated Financial Statements	43
Financial Statements Schedule
II—Valuation and Qualifying Accounts	78
All other schedules are omitted because they are not applicable. The required information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Inc.

We have audited the accompanying consolidated balance sheets of Ryerson Inc. and Subsidiary Companies (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company for the year ended December 31, 2009, December 31, 2008 and for the period from October 20, 2007 through December 31, 2007 and of the Predecessor for the period from January 1, 2007 through October 19, 2007. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and schedule are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows, for the year ended December 31, 2009, December 31, 2008 and for the period from October 20, 2007 through December 31, 2007 and of the Predecessor for the period from January 1, 2007 through October 19, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2009 the Company adopted ASC 810-10-45, “Consolidation - Other Presentation Matters” relating to the presentation and accounting for noncontrolling interests.

/s/ Ernst & Young LLP

Chicago, Illinois

March 31, 2010

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Net sales	$3,066.1	$5,309.8	$966.3	$5,035.6
Cost of materials sold	2,610.6	4,597.7	829.1	4,307.1

Gross profit	455.5	712.1	137.2	728.5
Warehousing, delivery, selling, general and administrative	483.9	586.1	126.9	569.5
Restructuring and plant closure costs	—	—	—	5.1
Gain on sale of assets	(3.3)	—	—	(7.2)
Impairment charge on fixed assets	19.3	—	—	—
Other postretirement benefits curtailment gain	(2.0)	—	—	—

Operating profit (loss)	(42.4)	126.0	10.3	161.1
Other expense:
Other income and (expense), net	(10.2)	21.4	2.4	(1.0)
Interest and other expense on debt	(72.9)	(109.9)	(30.8)	(55.1)

Income (loss) before income taxes	(125.5)	37.5	(18.1)	105.0
Provision (benefit) for income taxes	66.9	11.7	(6.9)	36.9

Net income (loss)	(192.4)	25.8	(11.2)	68.1
Less: Net income (loss) attributable to noncontrolling interest	(3.1)	(1.6)	—	—

Net income (loss) attributable to Ryerson Inc	(189.3)	27.4	(11.2)	68.1
Dividends on preferred stock	—	—	—	0.2

Net income (loss) applicable to common stock	$(189.3)	$27.4	$(11.2)	$67.9

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Operating Activities:
Net income (loss)	$(192.4)	$25.8	$(11.2)	$68.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.1	37.7	7.3	32.5
Stock-based compensation	—	—	—	24.5
Deferred income taxes	56.2	(12.8)	5.5	30.8
Deferred employee benefit costs	(10.0)	(19.2)	(3.8)	(7.1)
Excess tax benefit from stock-based compensation	—	—	(12.2)	(1.9)
Restructuring and plant closure costs	—	—	—	1.3
Gain on sale of assets	(3.3)	—	—	(7.2)
Impairment charge on fixed assets	19.3	—	—	—
Other postretirement benefits curtailment gain	(2.0)	—	—	—
Gain on retirement of debt	(2.7)	(18.2)	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	150.7	120.0	126.9	(68.3)
Inventories	227.5	263.1	(4.6)	488.6
Other assets	(1.3)	3.7	6.8	8.8
Accounts payable	(0.7)	(80.1)	(28.1)	48.9
Accrued liabilities	(38.8)	(50.3)	(16.4)	(10.5)
Accrued taxes payable/receivable	43.1	15.7	(17.0)	(51.3)
Other items	2.0	(6.1)	0.9	6.8

Net adjustments	477.1	253.5	65.3	495.9

Net cash provided by operating activities	284.7	279.3	54.1	564.0

Investing Activities:
Acquisitions, net of cash acquired	—	—	(1,065.4)	—
Decrease (increase) in restricted cash	(12.5)	(1.7)	0.5	(5.0)
Capital expenditures	(22.8)	(30.1)	(9.1)	(51.6)
Investment in joint venture	—	(7.1)	—	(0.2)
Increase in cash due to consolidation of joint venture	—	30.5	—	—
Loan to joint venture	—	(0.3)	—	—
Proceeds from sale of joint venture interest	49.0	1.0	—	—
Proceeds from sales of property, plant and equipment	18.4	31.7	4.4	32.8

Net cash provided by (used in) investing activities	32.1	24.0	(1,069.6)	(24.0)

Financing Activities:
Long-term debt issued	—	—	575.0	—
Repayment of debt assumed in acquisition	—	—	(648.8)	—
Repayment of debt	(3.3)	(71.7)	—	—
Proceeds from credit and securitization facility borrowings	—	1,210.0	560.0	1,195.0
Repayment of credit and securitization facility borrowings	—	(1,770.0)	—	(1,355.0)
Net proceeds/(repayments) of short-term borrowings	(270.1)	426.8	60.2	(401.5)
Credit and securitization facility issuance costs	—	(0.3)	(18.2)	(1.8)
Long-term debt issuance costs	—	(1.7)	(17.5)	—
Net increase (decrease) in book overdrafts	(12.5)	9.9	(1.7)	(3.1)
Dividends paid	(35.0)	(25.0)	—	(4.1)
Capital contribution from Ryerson Holding	—	—	500.0	—
Proceeds from exercise of common stock options	—	—	—	3.0
Excess tax benefit from stock-based compensation	—	—	12.2	1.9

Net cash provided by (used in) financing activities	(320.9)	(222.0)	1,021.2	(565.6)

Net increase (decrease) in cash and cash equivalents	(4.1)	81.3	5.7	(25.6)
Effect of exchange rate changes on cash and cash equivalents	10.1	(7.6)	—	—

Net change in cash and cash equivalents	6.0	73.7	5.7	(25.6)
Cash and cash equivalents—beginning of period	108.9	35.2	29.5	55.1

Cash and cash equivalents—end of period	$114.9	$108.9	$35.2	$29.5

Supplemental Disclosures
Cash paid (received) during the period for:
Interest paid to third parties	$66.6	$106.9	$12.1	$49.0
Income taxes, net	(29.1)	9.7	2.8	58.7

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	Successor
	At December 31, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$114.9	$108.9
Restricted cash (Note 14)	19.5	7.0
Receivables less provision for allowances, claims and doubtful accounts of $10.5 in 2009 and $17.1 in 2008	357.6	500.9
Inventories (Note 3)	601.7	820.1
Prepaid expenses and other assets	46.1	51.4

Total current assets	1,139.8	1,488.3
Investments and advances	—	49.0
Property, plant and equipment, net of accumulated depreciation (Note 4)	488.7	556.3
Deferred income taxes (Note 11)	53.1	59.1
Other intangible assets (Note 13)	12.6	13.9
Goodwill (Note 12)	71.4	76.4
Deferred charges and other assets	22.0	29.5

Total assets	$1,787.6	$2,272.5

Liabilities
Current liabilities:
Accounts payable	$173.4	$184.9
Accrued liabilities:
Salaries, wages and commissions	36.7	55.8
Deferred income taxes	96.1	46.6
Interest on debt	9.5	11.0
Restructuring liabilities (Note 10)	0.9	7.7
Other accrued liabilities	25.1	36.0
Short-term credit facility borrowings (Note 5)	28.4	65.8
Current portion of deferred employee benefits	15.6	14.0

Total current liabilities	385.7	421.8
Long-term debt (Note 5)	725.8	964.5
Taxes and other credits	11.9	12.6
Deferred employee benefits (Note 9)	497.8	490.7

Total liabilities	1,621.2	1,889.6

Commitments and contingencies (Note 17)

Equity
Ryerson Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2009 and 2008 (Note 6)	—	—
Capital in excess of par value	456.2	491.2
Accumulated deficit	(189.3)	—
Accumulated other comprehensive loss	(136.1)	(147.3)

Total Ryerson Inc. stockholders’ equity	130.8	343.9
Noncontrolling interest	35.6	39.0

Total equity	166.4	382.9

Total liabilities and equity	$1,787.6	$2,272.5

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares in thousands)

	Ryerson Inc. Stockholders
									Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock		Preferred Stock Series A		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Derivative Instruments	Noncontrolling Interest	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Predecessor
Balance at January 1, 2007	50,556	$50.6	(24,094)	$(701.1)	79	$0.1	$831.7	$534.8	$11.0	$(78.5)	$0.1	$—	$648.7
Net income	—	—	—	—	—	—	—	68.1	—	—	—	—	68.1
Dividends declared: Common	—	—	—	—	—	—	—	(2.5)	—	—	—	—	(2.5)
Dividends declared: Preferred	—	—	—	—	—	—	—	(0.2)	—	—	—	—	(0.2)
Acquisition of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Series A Conversion	—	—	5	0.1	(5)	—	(0.1)	—	—	—	—	—	—
Issued under stock- based compensation plans	—	—	211	6.4	—	—	1.0	—	—	—	—	—	7.4
Foreign currency translation	—	—	—	—	—	—	—	—	34.6	—	—	—	34.6
Changes in unrecognized benefit costs (net of tax benefit of $4.2)	—	—	—	—	—	—	—	—	—	(6.4)	—	—	(6.4)
Adoption of SFAS 158 change in measurement date (net of tax provision of $6.9)	—	—	—	—	—	—	—	(2.4)	—	10.6	—	—	8.2
Adoption of FIN 48	—	—	—	—	—	—	—	0.8	—	—	—	—	0.8
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)

Balance at October 19, 2007	50,556	$50.6	(23,878)	$(694.6)	74	$0.1	$832.6	$598.6	$45.6	$(74.3)	$(0.9)	$—	$757.7

Successor
Initial capital contribution from Ryerson Holding	—	$—	—	$—	—	$—	$500.0	$—	$—	$—	$—	$—	$500.0
Net income	—	—	—	—	—	—	—	(11.2)	—	—	—	—	(11.2)
Foreign currency translation	—	—	—	—	—	—	—	—	(2.6)	—	—	—	(2.6)
Changes in unrecognized benefit costs (net of tax provision of $8.2)	—	—	—	—	—	—	—	—	—	13.0	—	—	13.0

Balance at December 31, 2007	—	$—	—	$—	—	$—	$500.0	$(11.2)	$(2.6)	$13.0	$—	$—	$499.2
Consolidation of joint venture	—	—	—	—	—	—	—	—	—	—	—	47.6	47.6
Net income	—	—	—	—	—	—	—	27.4	—	—	—	(1.6)	25.8
Foreign currency translation	—	—	—	—	—	—	—	—	(43.0)	—	—	(0.1)	(43.1)
Dividends	—	—	—	—	—	—	(8.8)	(16.2)	—	—	—	—	(25.0)
Additional investment in joint venture	—	—	—	—	—	—	—	—	—	—	—	(6.9)	(6.9)
Changes in unrecognized benefit costs (net of tax benefit of $72.7)	—	—	—	—	—	—	—	—	—	(114.7)	—	—	(114.7)
Balance at December 31, 2008	—	$—	—	$—	—	$—	$491.2	$—	$(45.6)	$(101.7)	$—	$39.0	$382.9
Net loss	—	—	—	—	—	—	—	(189.3)	—	—	—	(3.1)	(192.4)
Foreign currency translation	—	—	—	—	—	—	—	—	28.2	—	—	(0.3)	27.9
Dividends	—	—	—	—	—	—	(35.0)	—	—	—	—	—	(35.0)
Changes in unrecognized benefit costs (net of tax benefit of $1.8)	—	—	—	—	—	—	—	—	—	(17.0)	—	—	(17.0)

Balance at December 31, 2009	—	$—	—	$—	—	$—	$456.2	$(189.3)	$(17.4)	$(118.7)	$—	$35.6	$166.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Statement of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Inc. (“Ryerson”), a Delaware corporation, is a wholly-owned subsidiary of Ryerson Holding Corporation (“Ryerson Holding”), formerly named Rhombus Holding Corporation (see Note 2). Ryerson Holding is 99% owned by affiliates of Platinum Equity, LLC (“Platinum”).

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), and in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”). Unless the context indicates otherwise, Ryerson, JT Ryerson, and Ryerson Canada, together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

Effective January 1, 2007, Ryerson’s operating subsidiaries Integris Metals, Ltd., a Canadian federal corporation and Ryerson Canada, Inc., an Ontario corporation, were amalgamated as Ryerson Canada. Ryerson’s operating subsidiary Lancaster Steel Service Company, Inc., a New York corporation, was merged into JT Ryerson effective July 1, 2007.

In addition to our United States and Canada operations, we conduct materials distribution operations in China through VSC-Ryerson China Limited (“VSC-Ryerson”), a company in which we have a 50% direct ownership percentage and indirectly control an additional 30% through affiliates of Ryerson Holding. We conducted material distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India through July 10, 2009, the date on which we sold our ownership interest to our joint venture partner (see Note 20).

Due to the Platinum Acquisition (as defined in Note 2), fiscal 2007 consists of two separate periods of January 1, 2007 to October 19, 2007 (Predecessor) and October 20, 2007 to December 31, 2007 (Successor).

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative generally accepted accounting principles (“GAAP’) in the United States (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changed the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. Thereafter, only one level of authoritative GAAP exists. All other literature is considered non-authoritative. The adoption of ASC 105 did not impact the Company’s financial condition or results of operations.

Principles of Consolidation. The Company consolidates entities in which it owns or controls more than 50% of the voting shares. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, variable interest entities that do not have sufficient equity investment to permit the entity to finance its activities without additional subordinated support from other parties or whose equity investors lack the characteristics of a controlling financial interest for which the Company is the primary beneficiary are included in the consolidated financial statements. There were no such variable entities that were required to be consolidated as of December 31, 2009 or 2008.

Noncontrolling Interests. Effective January 1, 2009, we adopted the ASC 810-10-45, “Consolidation - Other Presentation Matters” (“ASC 810-10-45”) relating to the presentation and accounting for noncontrolling interests. ASC 810-10-45, which was retrospectively applied, requires the Company’s noncontrolling interest to be separately presented as a component of stockholders’ equity on the Consolidated Balance Sheet and to include the earnings of a consolidated subsidiary in net income within the Consolidated Statement of Operations.

Business Segments. FASB ASC 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. During 2009, we reorganized the company such that one of the U.S. operating segments was absorbed by the remaining operating segments. Also, due to our expanding presence in metal service centers in China, we now consider it as an operating segment. We had six operating segments based on geographic regions at December 31, 2009. Our Chief Executive Officer, together with the Operating Committee selected by our Board of Directors, serve as our Chief Operating Decision Maker (CODM). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. We aggregate our operating segments into one reportable segment, metal service centers, per criteria set forth in ASC 280.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

Reclassifications. Certain prior period amounts have been reclassified to conform to the 2009 presentation.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Cost of materials sold” in the Consolidated Statements of Operations. Equity income during the year ended December 31, 2009 totaled $0.7 million, for the year ended December 31, 2008 totaled $7.6 million, for the period from October 20, 2007 to December 31, 2007 totaled $0.9 million, and for the period from January 1, 2007 to October 19, 2007 totaled $0.8 million.

Revenue Recognition. Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition.” Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of the Company’s distribution sites to its customers. Revenue is recorded net of returns, allowances, customer discounts and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

Provision for allowances, claims and doubtful accounts. We perform ongoing credit evaluations of customers and set credit limits based upon review of the customers’ current credit information and payment history. The Company monitors customer payments and maintains a provision for estimated credit losses based on historical experience and specific customer collection issues that the Company has identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The Company cannot guarantee that the rate of future credit losses will be similar to past experience. Provisions for allowances and claims are based upon historical rates, expected trends and estimates of potential returns, allowances, customer discounts and incentives. The Company considers all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

Stock-Based Compensation. With the adoption of FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the Company elected to amortize stock-based compensation for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award.

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $73.0 million for the year ended December 31, 2009, $100.6 million for the year ended December 31, 2008, $19.5 million for the period October 20 to December 31, 2007, and $88.4 million for the period January 1 to October 19, 2007.

Benefits for Retired Employees. The Company recognizes the funded status of its defined benefit pension and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. The estimated cost of the Company’s defined benefit pension plan and its postretirement medical benefits are determined annually after considering information provided by consulting actuaries. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. The cost of these benefits for retirees is accrued during their term of employment (see Note 9). Pensions are funded primarily in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and the Pension Protection Act of 2006 into a trust established for the Ryerson Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $25.7 million and $38.2 million at December 31, 2009 and 2008, respectively.

Inventory Valuation. Inventories are stated at the lower of cost or market value. We use the last-in, first-out (“LIFO”) method for valuing our domestic inventories. We use the weighted-average cost and the specific cost methods for valuing our foreign inventories (see Note 3).

Property, Plant and Equipment. Property, plant and equipment are depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	15 years
Furniture and fixtures	10 years
Transportation equipment	6 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment using a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to a market approach at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment testing during the fourth quarter and determined that there was no impairment in 2009.

Long-lived Assets and Other Intangible Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired intangible asset would be written down to fair value, using the discounted cash flow method. Other intangible assets were amortized primarily over a period of 3 to 5 years up to and including October 19, 2007 and over a period of 13 years on and after October 20, 2007.

Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the life of the debt (see Note 5).

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company follows detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provides for valuation allowances when it is more likely than not that the asset will not be realized.

Earnings Per Share Data. As the Company’s stock is not publicly traded, earnings (loss) per common share data is excluded from presentation.

Foreign Currency. The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the year.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. The Company recognized a $14.9 million exchange loss for the year ended December 31, 2009, $2.1 million exchange gain for the year ended December 31, 2008, a $0.5 million exchange loss for the period from October 20 to December 31, 2007, and a $0.7 million exchange loss for the period from January 1 to October 19, 2007. These amounts are primarily classified in “Other income and expense, net” in our Consolidated Statement of Operations.

Recent Accounting Pronouncements

In December 2007, the FASB released ASC 810-10-45, “Consolidation – Other Presentation Matters” (“ASC 810-10-45”). This statement requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest holders as equity transactions between the parties. We adopted ASC 810-10-45 as of January 1, 2009 and appropriately applied the presentation and disclosure requirements described above retrospectively.

In March 2008, the FASB issued ASC 815-10-50, “Derivatives and Hedging - Disclosure” (“ASC 815-10-50”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. The Company adopted ASC 815-10-50 as of January 1, 2009 and appropriately applied the disclosure requirements in the accompanying financial statements.

In May 2008, the FASB issued ASC 470-20-65, “Debt with Conversion and Other Options” (“ASC 470-20-65”). The guidance clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. It requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. It also requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The literature requires retrospective application to the terms of instruments, as they existed for all periods presented. The Company adopted the provisions of ASC 470-20-65 on January 1, 2009. The adoption did not have a material impact on our financial statements.

In December 2008, the FASB issued ASC 715-20-65, “Compensation – Retirement Benefits” (“ASC 715-20-65”). ASC 715-20-65 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required shall be provided for fiscal years ending after December 15, 2009. The required disclosures are provided in Note 9.

In April 2009, the FASB released ASC 825-10-65, “Financial Instruments- Transition and Open Effective Date Information” (“ASC 825-10-65”), which amends ASC 825-10-50, “Financial Instruments - Disclosure,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends ASC 270, “Interim Reporting,” to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. We adopted ASC 825-10-65 during the second quarter of fiscal 2009.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which clarifies that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820, “Fair Value Measurements and Disclosures.” This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We adopted this statement during the fourth quarter of fiscal 2009. The adoption did not have an impact on our financial statements.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

Note 2: Business Combinations

Platinum Acquisition

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding, with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each outstanding share of Ryerson Common Stock and Series A $2.40 Cumulative Convertible Preferred Stock was converted into the right to receive $34.50 in cash. Upon the closing of the Platinum Acquisition, Ryerson became a wholly-owned subsidiary of Ryerson Holding. Ryerson Holding is 99% owned by Platinum.

On October 19, 2007, Merger Sub issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”). Merger Sub was formed solely for the purpose of merging with and into Ryerson. Ryerson is the surviving corporation of the Platinum Acquisition and assumed the obligations of Merger Sub. Also, on October 19, 2007, Merger Sub entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. In addition to the new debt, Merger Sub received a $500 million capital contribution from Ryerson Holding. The proceeds from the issuance of the 2014 and 2015 Notes, the initial borrowings under the Ryerson Credit Facility and the capital contribution were used to (i) finance the Platinum Acquisition; (ii) repay and terminate our then outstanding five-year $750 million amended credit facility (the “Amended Credit Facility”) and $450 million five-year securitization facility (the “Securitization Facility”); (iii) repurchase $145.9 million of our then outstanding $150 million aggregate principal amount of outstanding 8 1/4 % Senior Notes due 2011 (“2011 Notes”) and pay related tender offer costs; (iv) repurchase all of our then outstanding $175 million of 3.50% Convertible Senior Notes due 2024 (“2024 Notes”) and pay related conversion premiums; and (v) pay other costs and expenses related to these transactions.

The Platinum Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. In connection with the Platinum Acquisition, Ryerson Holding paid a cash purchase price of $1,065 million, net of cash acquired, plus the assumption of $653 million of debt to acquire Ryerson. Goodwill recorded in connection with the Platinum Acquisition is not deductible for income tax purposes. Platinum acquired Ryerson as an additional holding in a diverse group of portfolio companies. The Company believes the resulting goodwill reflects the synergistic benefits of applying Platinum’s expertise to improve operations and customer service.

A summary of the fair values of the assets acquired and liabilities assumed is as follows:

	At October 19, 2007
	(In millions)
Cash and cash equivalents	$29.5
Restricted cash	5.0
Accounts receivable	726.8
Inventories	1,061.5
Prepaid expenses and other current assets	55.1
Investments and advances	72.9
Property, plant & equipment	585.0
Goodwill	70.4
Other Intangibles	15.0
Other assets	23.5

Total assets acquired		2,644.7
Current liabilities	(532.2)
Long-term debt	(652.9)
Deferred employee benefits and other credits	(364.7)

Total liabilities assumed		(1,549.8)

Net assets acquired		$1,094.9

The following unaudited pro forma information presents consolidated results of operations for the year ended December 31, 2007 as if the Platinum Acquisition on October 19, 2007 had occurred January 1, 2007:

Pro Forma Year Ended December 31, 2007
(In millions)
Net sales	$6,001.9
Net income (loss)	99.0

VSC-Ryerson

On October 31, 2008, Ryerson Holding acquired an additional 20% interest in VSC-Ryerson, a joint venture with Van Shung Chong Holdings Limited (“VSC”), increasing Ryerson Holding’s ownership percentage to 60%. On December 31, 2008, VSC sold an additional 20% interest in VSC-Ryerson; 10% was purchased by wholly-owned subsidiary of Ryerson Holding and the remaining 10% purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. Based on our voting control through Ryerson Holding, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008.

Note 3: Inventories

Inventories were classified on December 31 as follows:

	At December 31,
	2009	2008
	(In millions)
In process and finished products	$601.7	$820.1

If current cost had been used to value inventories, such inventories would have been $72 million lower than reported at December 31, 2009 and $102 million higher than reported at December 31, 2008. Approximately 85% and 90% of inventories are accounted for under the LIFO method at December 31, 2009 and 2008, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

During the period from January 1, 2007 to October 19, 2007 as well as during 2008, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of the LIFO liquidations decreased cost of goods sold during the period from January 1, 2007 to October 19, 2007 and for the year ended 2008 by approximately $69 million and $16 million and increased net income by approximately $42 million and $10 million, respectively.

Note 4: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	At December 31,
	2009	2008
	(In millions)
Land and land improvements	$100.0	$109.5
Buildings and leasehold improvements	191.4	199.2
Machinery, equipment and other	261.7	274.3
Construction in progress	3.5	9.9

Total	556.6	592.9
Less: Accumulated depreciation	(67.9)	(36.6)

Net property, plant and equipment	$488.7	$556.3

The Company recorded a $19.3 million impairment charge in 2009 related to fixed assets. Of this impairment charge, $1.8 related to certain assets that we determined did not have a recoverable carrying value based on the projected undiscounted cash flows, and $17.5 million related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values of each property were determined based on appraisals obtained from a third party as well as pending sales contracts. In total, the Company had $24.0 million of assets held for sale, classified within other current assets as of December 31, 2009.

Note 5: Long-Term Debt

Long-term debt consisted of the following at December 31:

	At December 31,
	2009	2008
	(In millions)
Ryerson Credit Facility	$250.2	$518.3
12% Senior Notes due 2015	376.2	382.2
Floating Rate Senior Notes due 2014	102.9	102.9
8 1/ 4% Senior Notes due 2011	4.1	4.1
Foreign debt	20.8	22.8

Total debt	754.2	1,030.3
Less:
Short-term credit facility borrowings	7.6	43.0
Foreign debt	20.8	22.8

Total long-term debt	$725.8	$964.5

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended 12/31/10	$20.8
For the year ended 12/31/11	4.1
For the year ended 12/31/12	250.2
For the year ended 12/31/13	—
For the year ended 12/31/14	102.9
For the years ended thereafter	376.2

Ryerson Credit Facility

On October 19, 2007, Merger Sub entered into the Ryerson Credit Facility, a 5-year, $1.35 billion revolving credit facility agreement with a maturity date of October 18, 2012. Initial proceeds from the Ryerson Credit Facility were used to finance the Platinum Acquisition and pay merger related transaction costs.

At December 31, 2009, the Company had $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available under the $1.35 billion Ryerson Credit Facility compared to $518.3 million of outstanding borrowings, $32 million of letters of credit issued and $469 million available at December 31, 2008. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.1 percent and 2.4 percent at December 31, 2009 and 2008, respectively.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Company’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.35% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson Inc., subsidiary borrowers and certain other U.S. subsidiaries of Ryerson Inc. that act as guarantors.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility declines to a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson Holding. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

The lenders under the Ryerson Credit Facility have the ability to reject a borrowing request if any event, circumstance or development has occurred that has had or could reasonably be expected to have a material adverse effect on Ryerson. If Ryerson or any significant subsidiaries of the other borrowers becomes insolvent or commences bankruptcy proceedings, all amounts borrowed under the Ryerson Credit Facility will become immediately due and payable.

Ryerson Notes

On October 19, 2007, Merger Sub issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of Ryerson’s existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility).

At December 31, 2009, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations. During 2008, $42.8 million principal amount of the 2015 Notes and $47.1 million principal amount of the 2014 Notes were repurchased and retired, resulting in the recognition of an $18.2 million gain within other income and (expense), net on the consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables and inventory and related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The Ryerson Notes will be redeemable by the Company, in whole or in part, at any time on or after November 1, 2011 at a specified redemption price. Additionally, on or prior to November 1, 2010, the Company may redeem up to 35% of the outstanding 2015 Notes, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, we agreed to file with the SEC by July 15, 2008, a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes and to consummate an exchange offer no later than November 12, 2008. The Company did not consummate an exchange offer by November 12, 2008 and therefore, we were required to pay additional interest to the holders of the Ryerson Notes. As a result, the Company paid an additional approximately $0.6 million in interest to the holders of the Ryerson Notes with the interest payment on May 1, 2009. The Company completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, our obligation to pay additional interest ceased.

Amended Credit Facility

On January 26, 2007, the Company entered into the Amended Credit Facility, an amended and restated revolving credit facility of $1.1 billion that would have expired on January 4, 2011. This transaction resulted in a 5-year, $750 million revolving credit facility. During the first quarter of 2007, $2.7 million of unamortized debt issuance costs associated with our prior credit facility were written off upon entering into the Amended Credit Facility. The Amended Credit Facility was repaid and terminated in connection with the Platinum Acquisition (see Note 2) on October 19, 2007.

Securitization Facility

On January 26, 2007, Ryerson Funding LLC, a wholly-owned special purpose subsidiary of JT Ryerson entered into the Securitization Facility, a 5-year, $450 million revolving securitization facility. The Securitization Facility was repaid and terminated in connection with the Platinum Acquisition (see Note 2) on October 19, 2007.

$175 Million 3.50% Convertible Senior Notes due 2024

As a result of the Platinum Acquisition (see Note 2), $175 million principal of the 2024 Notes were repurchased and retired between October 20, 2007 and December 31, 2007. During the first quarter of 2007, $2.9 million of unamortized debt issuance costs associated with the 2024 Notes were written off as a consequence of the notes becoming convertible and being classified as short-term debt.

$150 Million 8 1/4% Senior Notes due 2011

As a result of the Platinum Acquisition (see Note 2), $145.9 million principal of the 2011 Notes were repurchased between October 20, 2007 and December 31, 2007 with $4.1 million outstanding at December 31, 2009 and 2008. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes upon the Platinum Acquisition.

Foreign Debt

Based on our voting control of VSC-Ryerson, we fully consolidated the operations of VSC-Ryerson as of October 31, 2008. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $8.2 million at December 31, 2009 to VSC, our joint venture partner, at a weighted average interest rate of 1.8%. Of the total borrowings of $22.8 million outstanding at December 31, 2008, $14.1 million was owed to banks in Asia at a weighted average interest rate of 5.6% secured by inventory and property, plant and equipment. VSC-Ryerson also owed $8.7 million at December 31, 2008 to VSC at a weighted average interest rate of 2.9%.

Note 6: Stockholders’ Equity

On October 19, 2007, the Platinum Acquisition was consummated. Pursuant to the terms of the Merger Agreement, each outstanding share of Ryerson common stock and Series A $2.40 cumulative convertible preferred stock was converted into the right to receive $34.50 in cash.

In connection with the Platinum Acquisition, all of the Ryerson common stock, Series A $2.40 convertible preferred stock and stock owned by the Company as treasury stock was retired. On October 19, 2007, Ryerson also amended its Certificate of Incorporation and authorized 1,000 shares of common stock, $0.01 par value per share and issued 100 shares of common stock. As of December 31, 2009 and 2008, the Company had 100 shares of common stock issued and outstanding.

Dividends declared for common stock was $0.10 per share for the period January 1, 2007 to October 19, 2007. Dividends declared for preferred stock was $1.20 per share for the period January 1, 2007 to October 19, 2007. Prior to October 19, 2007, dividends were paid quarterly. We declared and paid a dividend of $35.0 million and $25.0 million to Ryerson Holding in July 2009 and April 2008, respectively.

Note 7: Stock-Based Compensation

Effective January 1, 2006, the Company adopted ASC 718, “Compensation – Stock Compensation” (“ASC 718”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date of ASC 718 that remained unvested on the effective date. In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to the adoption of ASC 718, as permitted under SFAS 123, “Accounting for Stock-Based Compensation”, the Company elected to follow APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of Ryerson’s common stock at the date of grant over the exercise price and was charged to operating expense over the vesting period. The majority of stock-based compensation expense prior to the adoption of ASC 718 related to performance awards and nonvested stock grants. The following table illustrates stock-based compensation recognized in the statement of operations by category of award:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
	(In millions)
Stock-based compensation related to:
Performance awards	$—	$—	$—	$19.6
Grants of nonvested stock	—	—	—	3.4
Supplemental savings plan	—	—	—	1.0
Stock appreciation rights	—	—	—	0.5

Stock-based compensation recognized in the statement of operations	$—	$—	$—	$24.5

The total tax benefit realized for the tax deduction for stock-based compensation was $12.2 million for the period October 20, 2007 to December 31, 2007 and $1.9 million for the period January 1 to October 19, 2007.

With the adoption of ASC 718, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of ASC 718 on a straight-line basis over the requisite service (vesting) period for the entire award. The stock-based compensation cost that has been recognized in the statement of operations is included in the Warehousing, delivery, selling, general and administrative line item.

Company Plans and Directors’ Compensation Plan

The Company had various equity based plans which include the 2002 Incentive Stock Plan, the 1999 Incentive Stock Plan, the 1995 Incentive Stock Plan and the Directors’ Compensation Plan (collectively, the “Corporation Equity Plans”). Effective and upon the consummation of the Platinum Acquisition (see Note 2) on October 19, 2007, the Corporation Equity Plans were terminated.

Supplemental Savings Plan

The Company’s nonqualified unfunded supplemental savings plan allows highly compensated employees who make the maximum annual 401(k) contributions allowed by the Internal Revenue Code to the savings plan to make additional contributions of their base salary exceeding the IRS-allowed limits to the nonqualified supplemental savings plan and to receive the same level of benefits (including a credit for Company matching contributions) they would have received if those IRS limits did not exist. The nonqualified supplemental savings plan allows deferred amounts to be credited with interest at the rate paid by the qualified savings plan’s most restrictive fund, the Managed Income Portfolio Fund II (or successor fund), or to be accounted for as phantom stock units. The phantom stock units were classified as liability awards. Upon the consummation of the Platinum Acquisition (see Note 2) on October 19, 2007, $3.0 million of the phantom stock units were converted into a deferred account to be credited with interest at the rate paid by the Managed Income Portfolio Fund II.

Summary of Assumptions and Activity

Performance awards are classified as liabilities and remeasured at each reporting date until the date of settlement. Performance awards expense was accelerated during the period ending October 19, 2007, in accordance with certain plan provision of the Merger Agreement. Effective with the Platinum Acquisition (See Note 2), a portion of the nonvested performance awards vested and were settled with a cash payment of $28.9 million. All remaining nonvested performance awards were canceled upon consummation of the Platinum Acquisition. As of December 31, 2009, there was no unrecognized compensation related to nonvested performance awards since there were no nonvested performance awards outstanding.

The fair value of each share of the Company’s nonvested restricted stock was measured on the grant date. Unrecognized restricted stock expense was accelerated during the period ending October 19, 2007, in accordance with certain plan provision of the Merger Agreement. Effective with the Platinum Acquisition (see Note 2), all nonvested restricted stock awards vested. As of December 31, 2009, there was no unrecognized compensation related to nonvested restricted stock since there were no nonvested restricted stock awards outstanding. The fair value of shares vested during the period January 1 to October 19, 2007 was $5.6 million.

No options were granted in 2009, 2008, or 2007. The total intrinsic value of options exercised during the period January 1 to October 19, 2007 prior to the Platinum Acquisition was $2.9 million and an additional $31.1 million effective with the Platinum Acquisition. Upon the exercise of options, the Company issued common stock from its treasury shares. Cash received from option exercises during the period January 1 to October 19, 2007 was $3.0 million. The tax benefit realized from stock options exercised was $12.2 million for period October 20, 2007 to December 31, 2007 and $1.2 million for the period January, 1 2007 to October 19, 2007.

Participation Plan

In 2009, Ryerson Holding adopted the 2009 Participation Plan (as amended and restated, the “Plan”). The purpose of the Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement, which typically vest over 44 months. The Plan may be altered, amended or terminated by the Company at any time. All performance units will terminate upon termination of the plan or expiration on February 15, 2014. Participants in the Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan. As of December 31, 2009, 87,500,000 units have been authorized and granted, 8,750,000 units have been forfeited, and 39,375,000 units have vested and 39,375,000 units are nonvested as of the date hereof. The Company is accounting for this Plan in accordance with ASC 718. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2009 and at December 31, 2009, which included cash dividends of $35.0 million paid in 2009 and $25.0 million paid in 2008, was zero.

Note 8: Derivatives and Fair Value of Financial Instruments

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of December 31, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	N/A	$—	N/A	$—	Non-current taxes and other liabilities	$1.0	Non-current taxes and other liabilities	$3.3
Foreign exchange contracts	N/A	—	Deferred charges and other non-current assets	0.5	Non-current taxes and other liabilities	0.1	N/A	—
Commodity contracts	Receivables less provision for allowances, claims and doubtful accounts	0.7	N/A	—	N/A	—	Accounts Payable	3.3

Total derivatives		$0.7		$0.5		$1.1		$6.6

The Company’s interest rate forward contracts had a notional amount of $100 million and $160 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009 and December 31, 2008, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $15.9 million and $7.3 million, respectively. As of December 31, 2009 and December 31, 2008, the Company had 428 and 574 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the years ended December 31, 2009 and 2008, and the periods from October 20 to December 31, 2007 and January 1 to October 19, 2007:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
		Successor			Predecessor
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
			(In millions)
Interest rate contracts	Interest and other expense on debt	$(1.8)	$(2.7)	$(1.3)	$—
Foreign exchange contracts	Other income and (expense), net	(0.3)	0.4	3.8	(1.8)
Commodity contracts	Cost of materials sold	3.5	(4.5)	(0.5)	—

Total		$1.4	$(6.8)	$2.0	$(1.8)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2009:

	At December 31, 2009,
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents	$—	$80.0	$—
Mark-to-market derivatives	—	0.7	—

Liabilities
Mark-to-market derivatives	—	1.1	—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2009:

	At December 31, 2009
	Level 1	Level 2	Level 3
	(In millions)
Assets
Impaired assets (Note 4)	$—	$27.2	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$114.9	$114.9	$108.9	$108.9
Receivables less provision for allowances, claims and doubtful accounts	357.6	357.6	500.9	500.9
Accounts payable	173.4	173.4	184.9	184.9
Long-term debt, including current portion	754.2	750.1	1,030.3	839.7

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

Note 9: Employee Benefits

The Company adopted FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”) in the fourth quarter of 2006. In addition to requirements for an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, ASC 715 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997, and March 31, 2000, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For the years ended December 31, 2009 and 2008, the periods October 20 to December 31, 2007, and January 1 to October 19, 2007 expense recognized for its defined contribution plans was $4.2 million, $9.7 million, $1.6 million, and $9.8 million, respectively. The Company temporarily froze company matching 401(k) contributions beginning in February 2009 through December 31, 2009, resulting in the decrease in expense from prior years.

In February and December 2009, the Company amended the terms of two of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire by October 1, 2010. These actions meet the definition of a curtailment under FASB ASC 715-30-15 and resulted in a curtailment gain of approximately $2 million for the year ended December 31, 2009.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $15.7 million at December 31, 2009 and $14.4 million at December 31, 2008.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. The Company also used a measurement date of October 19, 2007 due to the Platinum Acquisition. The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Discount rate for calculating obligations	5.80%	6.30%	6.50%	6.20%
Discount rate for calculating net periodic benefit cost	6.30	6.50	6.20	5.90
Expected rate of return on plan assets	8.75	8.75	8.75	8.75
Rate of compensation increase	4.00	4.00	4.00	4.00

The expected rate of return on U.S. plan assets is 8.75% for 2010.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Discount rate for calculating obligations	5.70%	6.30%	6.40%	6.15%
Discount rate for calculating net periodic benefit cost	6.30	6.40	6.15	5.85
Rate of compensation increase	4.00	4.00	4.00	4.00

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Discount rate for calculating obligations	5.75%	7.50%	5.50%	5.75%
Discount rate for calculating net periodic benefit cost	7.50	5.50	5.75	5.25
Expected rate of return on plan assets	7.00	7.00	6.50	7.00
Rate of compensation increase	3.50	3.50	3.50	3.50

The expected rate of return on Canadian plan assets is 7.00% for 2010.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Discount rate for calculating obligations	5.75%	7.50%	5.50%	5.75%
Discount rate for calculating net periodic benefit cost	7.50	5.50	5.75	5.25
Rate of compensation increase	3.50	3.50	3.50	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of period	$726	$725	$194	$225
Service cost	2	3	2	2
Interest cost	44	45	12	14
Plan amendments	2	—	(1)	2
Actuarial (gain) loss	37	8	(22)	(34)
Curtailment gain	—	—	(2)	—
Effect of changes in exchange rates	7	(10)	2	(4)
Benefits paid (net of participant contributions and Medicare subsidy)	(49)	(45)	(11)	(11)

Benefit obligation at end of period	$769	$726	$174	$194

Accumulated benefit obligation at end of period	$765	$723	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of period	$430	$629	$—	$—
Actual return (loss) on plan assets	51	(161)	—	—
Employer contributions	8	17	12	12
Effect of changes in exchange rates	6	(10)	—	—
Benefits paid (net of participant contributions)	(49)	(45)	(12)	(12)

Plan assets at fair value at end of period	$446	$430	$—	$—

Reconciliation of Amount Recognized
Funded status	$(323)	$(296)	$(174)	$(194)

Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(14)	$(13)
Noncurrent liabilities	(323)	(296)	(160)	(181)

Net benefit liability at the end of the period	$(323)	$(296)	$(174)	$(194)

Canadian benefit obligations represented $49 million and $35 million of the Company’s total Pension Benefits obligations at December 31, 2009 and 2008, respectively. Canadian plan assets represented $46 million and $35 million of the Company’s total plan assets at fair value at December 31, 2009 and 2008, respectively. In addition, Canadian benefit obligations represented $15 million and $14 million of the Company’s total Other Benefits obligation at December 31, 2009 and 2008, respectively.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2009 and 2008 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consists of
Net actuarial (gain) loss	$249	$213	$(67)	$(48)
Prior service cost	2	—	1	2

Total	$251	$213	$(66)	$(46)

Net actuarial losses of $5.9 million and prior service costs of $0.2 million for pension benefits and net actuarial gains of $4.7 million and $0.1 million of prior service costs for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2009 and 2008 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consists of
Net actuarial loss (gain)	$35	$221	$(22)	$(33)
Amortization of net actuarial gain	—	—	3	—
Prior service cost (credit)	2	—	(1)	2

Total recognized in other comprehensive income (loss)	$37	$221	$(20)	$(31)

For measurement purposes for U.S. plans at December 31, 2009, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2008, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for participants less than 65 years old and 9 percent for participants greater than 65 years old in 2008, grading down to 5 percent in 2015, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2009, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2008, the annual rate of increase in the per capita cost of covered health care benefits for the Company’s salaried plan was 10 percent per annum, grading down to 6 percent in 2012, and 12 percent per annum, grading down to 6 percent in 2014 for the Company’s bargaining plan, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2007 and October 19, 2007, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for participants less than 65 years old and 10 percent for participants greater than 65 years old in 2007, grading down to 5 percent in 2012, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2007 and October 19, 2007, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 6 percent in 2013, the level at which it is expected to remain.

	Pension Benefits				Other Benefits
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$3	$1	$4	$2	$3	$1	$3
Interest cost	45	45	9	32	12	13	3	9
Expected return on assets	(49)	(52)	(11)	(40)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	1	—	—	—	(4)
Recognized actuarial loss (gain)	—	—	—	8	(3)	—	—	1
Curtailment gain	—	—	—	—	(2)	—	—	—

Net periodic benefit cost (credit)	$(2)	$(4)	$(1)	$5	$9	$16	$4	$9

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for participants less than 65 years old and 9 percent for participants greater than 65 years old for the year ended December 31, 2009, grading down to 5 percent in 2015. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent for the year ended December 31, 2009, grading down to 5 percent in 2023. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.8	$(0.7)
Effect on postretirement benefit obligation	9.0	(7.4)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 7.00% to 8.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Trust Assets at December 31,
	2009	2008
Equity securities	64.0%	58.6%
Debt securities	26.6	26.2
Real Estate	4.8	10.1
Other	4.6	5.1

Total	100.0%	100.0%

The Board of Directors of Ryerson has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of the December 31, 2009 and 2008 measurement dates were as follows:

	Range	Target
Equity securities	30-85%	73%
Debt securities	5-50	13
Real Estate	0-15	9
Other	0-15	5

Total		100%

The fair value of Ryerson’s pension plan assets at December 31, 2009 by asset category are as follows:

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash	$1.3	$1.3	$—	$—
Equity securities:
US large cap	131.8	131.8	—	—
US small/mid cap	39.7	39.7	—	—
Canadian large cap	12.9	12.9	—	—
Canadian small cap	1.1	1.1	—	—
Other international companies	66.0	66.0	—	—
Emerging market companies	4.0	4.0	—	—
Fixed income securities:
U.S. Treasuries	16.5	16.5	—	—
Investment grade debt	47.3	47.3	—	—
Non-investment grade debt	23.8	23.8	—	—
Municipality / non-corporate debt	0.1	0.1	—	—
Emerging market debt	11.6	11.6	—	—
Asset backed debt	1.8	1.8	—	—
Agency non-mortgage debt	1.0	1.0	—	—
Agency mortgage debt	9.2	9.2	—	—
Mortgage-backed securities	6.7	6.7	—	—
Sub-prime securities	0.8	0.8	—	—
Other types of investments:
Multi-strategy funds	19.2	—	—	19.2
Private equity funds	29.8	—	—	29.8
Real estate	21.4	—	—	21.4

Total	$446.0	$375.6	$—	$70.4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Multi-Strategy Hedge funds	Private Equity Funds	Real Estate	Total
Beginning balance at December 31, 2008	$19.0	$29.1	$39.8	$87.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	0.7	(18.4)	(17.5)

Ending balance at December 31, 2009	$19.2	$29.8	$21.4	$70.4

Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date.

Corporate and government bonds which are not listed or admitted to trading on any securities exchanges are valued at the average mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker dealers.

The non-publicly traded securities, other securities or instruments for which reliable market quotations are not available are valued at each investment manager’s discretion. Valuations will depend on facts and circumstances known as of the valuation date and application of certain valuation methods.

Contributions

The Company contributed $7.5 million for the year ended December 31, 2009, $16.8 million for the year ended December 31, 2008, $0.3 million for the period October 20, 2007 to December 31, 2007, and $12.4 million for the period January 1, 2007 to October 19, 2007 to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $46 million in 2010.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2010	$50.0	$15.8
2011	50.5	15.8
2012	51.4	15.7
2013	52.2	15.5
2014	52.8	15.2
2015-2019	273.9	73.5

Note 10: Restructuring Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2009 and 2008, periods October 20, 2007 to December 31, 2007, and January 1, 2007 to October 19, 2007:

	Employee related costs	Tenancy and other costs	Total restructuring costs
	(In millions)
Predecessor
Balance at January 1, 2007	$2.2	$1.3	$3.5
Restructuring charges	4.3	0.8	5.1
Cash payments	(2.3)	(0.7)	(3.0)
Non-cash adjustments	(0.7)	(0.6)	(1.3)

Balance at October 19, 2007	$3.5	$0.8	$4.3

Successor
Exit plan liability assumed in acquisition	$111.5	$3.2	$114.7
Cash payments	(14.8)	(0.2)	(15.0)
Non-cash adjustments	(57.9)	—	(57.9)

Balance at December 31, 2007	$38.8	$3.0	$41.8
Adjustment to plan liability	(4.1)	(0.3)	(4.4)
Cash payments	(28.1)	(1.2)	(29.3)
Reduction to reserve	(0.4)	—	(0.4)

Balance at December 31, 2008	$6.2	$1.5	$7.7
Adjustment to plan liability	—	(0.3)	(0.3)
Cash payments	(6.1)	(0.3)	(6.4)
Reclassifications	0.4	(0.4)	—
Reduction to reserve	(0.1)	—	(0.1)

Balance at December 31, 2009	$0.4	$0.5	$0.9

2009

During 2009, the Company paid $6.4 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $0.3 million reduction to the exit plan liability primarily due to lower property taxes on closed facilities than estimated in the initial restructuring plan. The remaining balance as of December 31, 2009 is expected to be paid during 2010.

2008

During 2008, the Company paid $29.3 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $4.4 million reduction to the exit plan liability primarily due to 277 fewer employee terminations than anticipated in the initial restructuring plan. The reduction to the exit plan liability reduced goodwill by $2.6 million, net of tax. The Company also recorded a $0.4 million reduction to the exit plan liability in the fourth quarter of 2008 which was credited to warehousing, delivery, selling, general and administrative expense.

2007

On October 19, 2007, as part of the Platinum Acquisition, the Company recorded a liability of $114.7 million for exit costs assumed in the acquisition, which are the result of a preliminary plan of facility consolidations and organizational restructuring. The liability consists of future cash outlays for employee-related costs, including severance for 1,148 employees and employee relocation costs, totaling $53.6 million, future cash outlays for tenancy and other costs totaling $3.2 million and non-cash costs of $57.9 million for pensions and other postretirement benefits, which are shown as a reduction in the table above as such amounts are included in the deferred employee benefits liability at December 31, 2007.

From January 1, 2007 through October 19, 2007, the Company recorded a charge of $5.1 million due to workforce reductions and other tenancy obligations resulting from our integration of Integris Metals, Inc. Included in the charges were future cash outlays for employee-related costs of $3.6 million, including severance for 153 employees, non-cash costs of $0.7 million for pensions and other postretirement benefits, $0.2 million for future lease payments for closed facilities and non-cash costs of $0.6 million for impairment of leased facilities.

Note 11: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
	(In millions)
Income (loss) before income tax:
Federal	$(106.7)	$2.1	$(27.2)	$77.0
Foreign	(18.8)	35.4	9.1	28.0

	$(125.5)	$37.5	$(18.1)	$105.0

Current income taxes:
Federal	$3.4	$11.6	$(15.1)	$(4.0)
Foreign	7.5	9.9	2.6	9.6
State	(0.2)	3.0	0.1	0.5

	10.7	24.5	(12.4)	6.1
Deferred income taxes	56.2	(12.8)	5.5	30.8

Total tax provision (benefit)	$66.9	$11.7	$(6.9)	$36.9

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
	(In millions)
Federal income tax expense computed at statutory tax rate of 35%	$(44.0)	$13.1	$(6.3)	$36.8
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(1.3)	2.3	(0.4)	2.7
Foreign tax credit	(8.5)	—	—	—
Other Non-deductible expenses	1.5	0.7	0.3	0.8
Domestic production activities benefit	(1.3)	(2.2)	—	—
Foreign income not includable in federal taxable income	2.8	(2.0)	(0.4)	(0.3)
Canadian taxes	3.0	(0.5)	(0.2)	—
Indian taxes	8.3	—	—	—
Tax on sale of foreign joint venture	14.5	—	—	—
Tax examination settlement and expiration of statute of limitations	—	—	—	(3.9)
Valuation allowance	92.3	—	—	0.2
All other, net	(0.4)	0.3	0.1	0.6

Total income tax provision (benefit)	$66.9	$11.7	$(6.9)	$36.9

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes,” (“ASC 740”) were as follows:

	At December 31,
	2009	2008
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$47	$21
Post-retirement benefits other than pensions	70	76
State net operating loss carryforwards	5	5
Bad debt allowances	3	5
Pension liability	130	114
Restructuring and shut down reserves	2	1
Other deductible temporary differences	18	23
Less: valuation allowances	(98)	—

	$177	$245

Deferred tax liabilities:
Fixed asset basis difference	$120	$129
Other intangibles	4	5
Inventory basis difference	96	98

	220	232

Net deferred tax asset (liability)	$(43)	$13

The Company had available at December 31, 2009, federal AMT credit carryforwards of approximately $47 million, which may be used indefinitely to reduce regular federal income taxes.

At December 31, 2009 and December 31, 2008, the deferred tax asset related to the Company’s postretirement benefits other than pensions was $70 million and $76 million, respectively. At December 31, 2009 and December 31, 2008, the Company also had a deferred tax asset related to the Company’s pension liability of $130 million and $114 million, respectively. To the extent that future annual charges continue to exceed amounts deductible for tax purposes, these deferred tax assets will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period for that loss.

The Company had $5 million, net of tax, state net operating loss (“NOL”) carryforwards available at December 31, 2009.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. As a result of the historical twelve quarters of cumulative U.S. pre-tax losses incurred during the second quarter of 2009, we were unable to rely on the positive evidence of projected future income. We reviewed all of the other future sources of taxable income such as: 1) the expected reversal of existing taxable temporary differences, 2) our ability to carryback taxable losses, and 3) the availability of prudent and feasible tax planning strategies. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized with a corresponding non-cash charge of $74.3 million to the provision for income taxes. During the second half of 2009, the changes in our deferred tax asset balances, primarily related to pension liabilities and fixed assets, required an additional charge of $23.9 million, increasing the valuation allowance to $98.4 million at December 31, 2009. Of the charges recorded during 2009, $92.3 million of this valuation allowance was charged to income tax provision and $5.9 million was charged to other comprehensive income in 2009. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.

At December 31, 2009 the Company had approximately $70.3 million of undistributed foreign earnings. The Company has not recognized any U.S. tax expense on $66.6 million of these earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company has recognized U.S. tax expense on $4 million of these undistributed earnings that were included in the Company’s prior year U.S. taxable income under the U.S. Subpart F income rules.

Effective January 1, 2007, the Company adopted the provisions of ASC 740 relating to the accounting for uncertainty in income taxes. These provisions clarify the accounting for uncertainty in income taxes to be recognized in an enterprise’s financial statements and prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation, the Company recognized a $0.8 million decrease to reserves for uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(In millions)
Predecessor
Unrecognized tax benefits balance at January 1, 2007	$13.9
Gross increases – tax positions in prior periods	0.2
Gross decreases – tax positions in prior periods	(2.9)
Settlements	(4.2)

Unrecognized tax benefits balance at October 19, 2007	$7.0

Successor
Unrecognized tax benefits balance at October 20, 2007	$7.0
Gross increases – tax positions in prior periods	0.1

Unrecognized tax benefits balance at December 31, 2007	$7.1
Gross increases – tax positions in prior periods	0.4
Settlements and closing of statement of limitations	(2.4)

Unrecognized tax benefits balance at December 31, 2008	$5.1
Gross increases – tax positions in prior periods	0.1
Settlements and closing of statement of limitations	(0.2)

Unrecognized tax benefits balance at December 31, 2009	$5.0

Ryerson and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006. Substantially all state and local income tax matters have been concluded through 1999. However, a change by a state in subsequent years would result in an insignificant change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2003 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, we had approximately $1.5 million and $1.4 million of accrued interest related to uncertain tax positions, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.2 million and $3.3 million as of December 31, 2009 and 2008, respectively.

Note 12: Goodwill

The following is a summary of changes in the carrying amount of goodwill:

Carrying Amount
(In millions)
Balance at January 1, 2008	$68.5
Adjustments to purchase price	6.4
Effect of consolidating VSC-Ryerson	1.5

Balance at December 31, 2008	$76.4
Adjustments to purchase price	(4.5)
Changes due to foreign currency translation	(0.5)

Balance at December 31, 2009	$71.4

In 2009 and 2008, the Company adjusted the fair value of the assets acquired and liabilities assumed as part of the Platinum Acquisition totaling $(4.5) million and $6.4 million, respectively. In addition, as a result of consolidating the results of VSC-Ryerson as of October 31, 2008, the goodwill balance increased $1.5 million.

Note 13: Intangible Assets

The following summarizes the components of intangible assets at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$14.9	$(2.5)	$12.4	$15.0	$(1.4)	$13.6

Amortization expense related to intangible assets for the year ended December 31, 2009 was $1.1 million, for the year ended December 31, 2008 was $1.2 million, for the periods October 20 to December 31, 2007 was $0.2 million, and January 1 to October 19, 2007 was $3.1 million.

Other intangible assets were amortized primarily over a period of 3 to 5 years up to and including October 19, 2007 and over a period of 13 years on and after October 20, 2007. Estimated amortization expense related to intangible assets at December 31, 2009, for each of the years in the five year period ending December 31, 2014 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended 12/31/10	$1.2
For the year ended 12/31/11	1.2
For the year ended 12/31/12	1.2
For the year ended 12/31/13	1.2
For the year ended 12/31/14	1.2
For the years ended thereafter	6.4

Note 14: Restricted Cash

On October 19, 2007, prior to the Platinum Acquisition, the Company deposited $5.0 million in a trust account to fund payments arising from the Platinum Acquisition, primarily payments to the Predecessor Board of Directors. The remaining balance in this trust account at December 31, 2009 was $1.7 million. As part of the 2014 and 2015 Notes indenture, proceeds from the sale of property, plant, and equipment are deposited in a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements. The balance in this account was $3.0 million at December 31, 2009. In addition, VSC-Ryerson has a restricted cash balance of $9.9 million as of December 31, 2009, which is primarily related to a structured foreign currency deposit that cannot be withdrawn until its maturity date in March 2010. We also have $4.9 million of cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims.

Note 15: Sales by Product

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Successor			Predecessor
Product Line	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
	(Percentage of Sales)
Stainless	25%	30%	34%	36%
Aluminum	22	20	21	22
Carbon flat rolled	28	25	26	24
Bars, tubing and structurals	8	9	8	7
Fabrication and carbon plate	11	11	7	7
Other	6	5	4	4

Total	100%	100%	100%	100%

No customer accounted for more than 10 percent of Company sales for the years ended December 31, 2009 and 2008, or for the periods from October 20 to December 31, 2007, January 1 to October 19, 2007. The top ten customers accounted for less than 17 percent of its sales for the year ended December 31, 2009. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to a foreign country relate to the Company’s subsidiaries in Canada and China, which comprised 14 percent, 11 percent, 13 percent, and 10 percent of the Company’s sales during the years ended December 31, 2009 and 2008, and the periods October 20, 2007 to December 31, 2007, January 1, 2007 to October 19, 2007, respectively; Canadian and Chinese assets were 17 percent, 15 percent, and 9 percent of consolidated assets at December 31, 2009, 2008, and 2007, respectively.

Note 16: Comprehensive Income

The following sets forth the components of comprehensive income:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 20 to December 31, 2007	January 1 to October 19, 2007
Net income (loss)	$(192.4)	$25.8	$(11.2)	$68.1
Other comprehensive income (loss):
Foreign currency translation adjustments	27.9	(43.1)	(2.6)	34.6
Changes in unrecognized benefit costs, net of tax benefit of $1.8 in 2009, $72.7 tax benefit in 2008, tax provision of $8.2 from October 20, 2007 to December 31, 2007, and tax benefit of $4.2 from January 1, 2007 to October 19, 2007	(17.0)	(114.7)	13.0	(6.4)
Unrealized loss on derivative instruments	—	—	—	(1.0)

Total comprehensive income (loss)	(181.5)	(132.0)	(0.8)	95.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3.4)	(1.7)	—	—

Comprehensive income (loss) attributable to Ryerson Inc	$(178.1)	$(130.3)	$(0.8)	$95.3

Note 17: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2020. Future minimum rental commitments are estimated to total $98.0 million, including approximately $19.9 million in 2010, $15.7 million in 2011, $12.0 million in 2012, $9.3 million in 2013, $7.1 million in 2014 and $34.0 million thereafter.

Rental expense under operating leases totaled $25.4 million for the year ended December 31, 2009, $30.0 million for the year ended December 31, 2008, $6.6 million for the period October 20 to December 31, 2007, and $23.4 million for the period January 1 to October 19, 2007.

To fulfill contractual requirements for certain customers in 2009, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations which will all be paid in 2010 aggregated $36.1 million at December 31, 2009.

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2009 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Concentrations of Various Risks

The Company’s financial instruments consist of cash, accounts receivable, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable and accounts payable, the carrying amount on the balance sheet approximates the fair values due to the short-term nature of these instruments. The derivative instruments are marked to market each period. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of notes payable approximates the fair values.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of derivative financial instruments and trade accounts receivable. Our derivative financial instruments are contracts placed with major financial institutions. Credit is generally extended to customers based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas.

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2009. We have no exposure at December 31, 2009.

Approximately 18% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2010, which cover approximately 2% of our total labor force. We believe that our overall relationship with our employees is good.

Litigation

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

Note 18: Condensed Consolidating Financial Statements

On October 19, 2007, Merger Sub issued Ryerson Notes. Merger Sub was formed solely for the purpose of merging with and into Ryerson. Ryerson is the surviving corporation of the merger and assumed the obligations of Merger Sub. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Ryerson Credit Facility. Each guarantor of the Ryerson Notes is 100% owned by Ryerson and the guarantees are joint and several. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of December 31, 2009 and 2008 (Successor), for the years ended December 31, 2009 and 2008, the period from October 20 to December 31, 2007 (Successor), and the period from January 1 to October 19, 2007 (Predecessor).

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(SUCCESSOR)

YEAR ENDED DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,647.2	$423.4	$(4.5)	$3,066.1
Cost of materials sold	—	2,247.6	367.5	(4.5)	2,610.6

Gross profit	—	399.6	55.9	—	455.5
Warehousing, delivery, selling, general and administrative expenses	3.4	417.3	63.2	—	483.9
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Impairment charge on fixed assets	—	19.3	—	—	19.3
Other postretirement benefits curtailment gain	—	—	(2.0)	—	(2.0)

Operating profit (loss)	(3.4)	(33.7)	(5.3)	—	(42.4)
Other income and expense, net	2.7	—	(12.9)	—	(10.2)
Interest and other expense on debt	(69.1)	(1.7)	(2.1)	—	(72.9)
Intercompany transactions:
Interest expense on intercompany loans	(56.5)	(2.1)	(0.3)	58.9	—
Interest income on intercompany loans	—	56.9	2.0	(58.9)	—

Income (loss) before income taxes	(126.3)	19.4	(18.6)	—	(125.5)
Provision (benefit) for income taxes	42.7	16.7	7.5	—	66.9
Equity in (earnings) loss of subsidiaries	(20.3)	(15.4)	—	35.7	—

Net income (loss)	(189.3)	(12.7)	(26.1)	35.7	(192.4)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)

Net income (loss) attributable to Ryerson Inc.	$(189.3)	$(12.7)	$(23.0)	$35.7	$(189.3)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(SUCCESSOR)

YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$4,751.9	$571.1	$(13.2)	$5,309.8
Cost of materials sold	—	4,134.8	476.1	(13.2)	4,597.7

Gross profit	—	617.1	95.0	—	712.1
Warehousing, delivery, selling, general and administrative expenses	5.0	517.2	63.9	—	586.1

Operating profit (loss)	(5.0)	99.9	31.1	—	126.0
Other income and expense, net	18.5	0.9	2.0	—	21.4
Interest and other expense on debt	(106.6)	(2.7)	(0.6)	—	(109.9)
Intercompany transactions:
Interest expense on intercompany loans	(47.3)	—	(0.4)	47.7	—
Interest income on intercompany loans	—	47.7	—	(47.7)	—

Income (loss) before income taxes	(140.4)	145.8	32.1	—	37.5
Provision (benefit) for income taxes	(49.5)	51.3	9.9	—	11.7
Equity in (earnings) loss of subsidiaries	(118.3)	(19.5)	—	137.8	—

Net income	27.4	114.0	22.2	(137.8)	25.8
Less: Net income attributable to noncontrolling interest	—	—	1.6	—	1.6

Net income attributable to Ryerson Inc.	$27.4	$114.0	$23.8	$(137.8)	$27.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(SUCCESSOR)

OCTOBER 20 TO DECEMBER 31, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$847.5	$121.1	$(2.3)	$966.3
Cost of materials sold	—	730.0	101.4	(2.3)	829.1

Gross profit	—	117.5	19.7	—	137.2
Warehousing, delivery, selling, general and administrative expenses	5.6	108.9	12.4	—	126.9

Operating profit (loss)	(5.6)	8.6	7.3	—	10.3
Other income and expense, net	0.2	—	2.2	—	2.4
Interest and other expense on debt	(29.4)	(1.3)	(0.1)	—	(30.8)
Intercompany transactions:
Interest expense on intercompany loans	(13.3)	—	(0.1)	13.4	—
Interest income on intercompany loans	—	13.4	—	(13.4)	—

Income (loss) before income taxes	(48.1)	20.7	9.3	—	(18.1)
Provision (benefit) for income taxes	(19.5)	10.0	2.6	—	(6.9)
Equity in (earnings) loss of subsidiaries	(17.4)	(5.3)	—	22.7	—

Net income (loss)	$(11.2)	$16.0	$6.7	$(22.7)	$(11.2)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(PREDECESSOR)

JANUARY 1 TO OCTOBER 19, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$4,546.4	$494.7	$(5.5)	$5,035.6
Cost of materials sold	—	3,905.2	407.4	(5.5)	4,307.1

Gross profit	—	641.2	87.3	—	728.5
Warehousing, delivery, selling, general and administrative expenses	2.6	514.4	52.5	—	569.5
Restructuring and Plant Closure Costs	—	4.5	0.6	—	5.1
Gain on sale of Assets	—	(7.0)	(0.2)	—	(7.2)

Operating profit (loss)	(2.6)	129.3	34.4	—	161.1
Other income and expense, net	0.7	—	(1.7)	—	(1.0)
Interest and other expense on debt	(24.0)	(30.2)	(0.9)	—	(55.1)
Intercompany transactions:
Interest expense on intercompany loans	(69.9)	—	(0.6)	70.5	—
Interest income on intercompany loans	—	70.5	—	(70.5)	—

Income (loss) before income taxes	(95.8)	169.6	31.2	—	105.0
Provision (benefit) for income taxes	(21.3)	48.6	9.6	—	36.9
Equity in (earnings) loss of subsidiaries	(142.6)	(17.7)	—	160.3	—

Net income	$68.1	$138.7	$21.6	$(160.3)	$68.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(SUCCESSOR)

YEAR ENDED DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(189.3)	$(12.7)	$(26.1)	$35.7	$(192.4)

Non-cash expenses	60.8	32.5	3.3	—	96.6
Equity in earnings of subsidiaries	20.3	15.4	—	(35.7)	—
Changes in working capital	50.5	313.9	16.1	—	380.5

Net adjustments	131.6	361.8	19.4	(35.7)	477.1

Net cash provided by (used in) operating activities	(57.7)	349.1	(6.7)	—	284.7

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	37.1	(332.6)	34.4	293.2	32.1

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	20.5	(19.5)	(28.7)	(293.2)	(320.9)

Net increase (decrease) in cash and cash equivalents	(0.1)	(3.0)	(1.0)	—	(4.1)
Effect of exchange rates	—	—	10.1	—	10.1

Net change in cash and cash equivalents	(0.1)	(3.0)	9.1	—	6.0
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$—	$4.6	$110.3	$—	$114.9

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(SUCCESSOR)

YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$27.4	$114.0	$22.2	$(137.8)	$25.8

Non-cash expenses	28.9	(35.1)	(12.4)	—	(18.6)
Equity in earnings of subsidiaries	(118.3)	(19.5)	—	137.8	—
Changes in working capital	(1,470.1)	1,665.4	76.8	—	272.1

Net adjustments	(1,559.5)	1,610.8	64.4	137.8	253.5

Net cash provided by (used in) operating activities	(1,532.1)	1,724.8	86.6	—	279.3

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	1,212.6	(552.4)	24.1	(660.3)	24.0

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	319.5	(1,194.7)	(7.1)	660.3	(222.0)

Net increase (decrease) in cash and cash equivalents	—	(22.3)	103.6	—	81.3
Effect of exchange rates	—	—	(7.6)	—	(7.6)

Net change in cash and cash equivalents	—	(22.3)	96.0	—	73.7
Beginning cash and cash equivalents	0.1	29.9	5.2	—	35.2

Ending cash and cash equivalents	$0.1	$7.6	$101.2	$—	$108.9

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(SUCCESSOR)

OCTOBER 20 TO DECEMBER 31, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(11.2)	$16.0	$6.7	$(22.7)	$(11.2)

Non-cash expenses	(68.8)	55.1	11.4	—	(2.3)
Equity in earnings of subsidiaries	(17.4)	(5.3)	—	22.7	—
Changes in working capital	(18.1)	52.0	33.7	—	67.6

Net adjustments	(104.3)	101.8	45.1	22.7	65.3

Net cash provided by (used in) operating activities	(115.5)	117.8	51.8	—	54.1

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	(830.8)	52.8	(70.9)	(220.7)	(1,069.6)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	946.4	(151.2)	5.3	220.7	1,021.2

Net change in cash and cash equivalents	0.1	19.4	(13.8)	—	5.7
Beginning cash and cash equivalents	—	10.5	19.0	—	29.5

Ending cash and cash equivalents	$0.1	$29.9	$5.2	$—	$35.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(PREDECESSOR)

JANUARY 1 TO OCTOBER 19, 2007

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$68.1	$138.7	$21.6	$(160.3)	$68.1

Non-cash expenses	54.4	20.0	5.3	—	79.7
Equity in earnings of subsidiaries	(142.6)	(17.7)	—	160.3	—
Changes in working capital	(101.8)	503.2	14.8	—	416.2

Net adjustments	(190.0)	505.5	20.1	160.3	495.9

Net cash provided by (used in) operating activities	(121.9)	644.2	41.7	—	564.0

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	30.8	94.2	(2.1)	(146.9)	(24.0)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	59.4	(746.1)	(25.8)	146.9	(565.6)

Net change in cash and cash equivalents	(31.7)	(7.7)	13.8	—	(25.6)
Beginning cash and cash equivalents	31.7	18.2	5.2	—	55.1

Ending cash and cash equivalents	$—	$10.5	$19.0	$—	$29.5

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(SUCCESSOR)

DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets	$1,662.4	$849.3	$261.8	$(1,633.7)	$1,139.8
Property, plant and equipment net of accumulated depreciation	—	427.7	61.0	—	488.7
Other noncurrent assets	810.6	1,896.0	14.8	(2,562.3)	159.1

Total Assets	$2,473.0	$3,173.0	$337.6	$(4,196.0)	$1,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$46.8	$1,921.8	$50.8	$(1,633.7)	$385.7
Noncurrent liabilities	2,295.4	485.9	33.1	(1,578.9)	1,235.5
Ryerson Inc. stockholders’ equity (deficit)	130.8	765.3	218.1	(983.4)	130.8
Noncontrolling interest	—	—	35.6	—	35.6

Total Liabilities and Equity	$2,473.0	$3,173.0	$337.6	$(4,196.0)	$1,787.6

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(SUCCESSOR)

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

Note 19: Gain on Sale of Assets

During the year ended December 31, 2009, we sold certain facilities and equipment for $17.3 million and recorded a gain on sale of $3.3 million pretax, or $2.0 million after tax.

During the period January 1, 2007 to October 19, 2007, we sold certain facilities and equipment for $23.5 million and recorded a gain on sale of $7.2 million pretax, or $4.4 million after tax.

Note 20: Other Matters

Equity Investments

Coryer. In 2003, the Company and G. Collado S.A. de C.V. formed Coryer, S.A. de C.V. (“Coryer”), a joint venture in Mexico. The Company had a 49 percent equity interest in the joint venture until the Company sold its interest on November 28, 2008 to the majority stockholder. The Company recognized $0.8 million gain on the sale in 2008.

Tata Ryerson Limited. The Company sold its 50 percent interest in Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India on July 10, 2009 to its joint venture partner. Tata Ryerson Limited, which was formed in 1997, is a metals service center and processor with processing facilities at Jamshedpur, Faridabad, and Ranjangaon, India. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received proceeds of $49 million for the transaction and recognized a pre-tax gain of approximately $0.5 million in the third quarter of 2009. The Company’s investment in this joint venture was not material to the Company’s consolidated financial position or results of operations.

VSC-Ryerson. In 2006, the Company contributed $28.3 million to form VSC-Ryerson, a joint venture with VSC, a Hong Kong Stock Exchange listed company. On October 31, 2008, Ryerson Holding purchased an additional 20% in VSC-Ryerson. On December 31, 2008, VSC sold an additional 20% interest in VSC-Ryerson: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. Based on our voting control through Ryerson Holding, we have fully consolidated the operations of VSC-Ryerson as of October 31, 2008. VSC-Ryerson is based in Shanghai and operates processing and service centers in Guangzhou, Dongguan, Kunshan, Tianjin and Wuhan and a sales office in Shanghai.

Note 21: Related Parties

The Company pays an affiliate of Platinum Equity, LLC an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee was $5.0 million for the years ended December 31, 2009 and 2008 and $5.0 million in the period from October 20, 2007 to December 31, 2007.

We declared and paid a dividend of $35.0 million and $25.0 million to Ryerson Holding in July 2009 and April 2008, respectively.

Note 22: Subsequent events

On January 26, 2010, JT Ryerson acquired all of the issued and outstanding capital stock of Texas Steel Processing, Inc., a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated statement of operations and consolidated balance sheet.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER

(In millions)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)
2008

First Quarter	$1,370.3	$193.9	$14.3	$9.2
Second Quarter	1,445.7	175.5	3.7	2.2
Third Quarter	1,420.9	170.9	(4.7)	(2.5)
Fourth Quarter (1)	1,072.9	171.8	24.2	16.9

Year	$5,309.8	$712.1	$37.5	$25.8

2009

First Quarter (2)	$804.7	$125.5	$(9.5)	$(6.3)
Second Quarter (3)	743.1	85.6	(55.3)	(130.5)
Third Quarter (4)	777.2	151.8	6.7	(7.3)
Fourth Quarter (5)	741.1	92.6	(67.4)	(48.3)

Year	$3,066.1	$455.5	$(125.5)	$(192.4)

(1)	Included in the fourth quarter 2008 results is a pretax gain on the retirement of debt of $15.4 million, or $9.8 million after-tax. Also included in the fourth quarter 2008 results is a pretax loss of $1.7 million, or $1.1 million after-tax, related to the write off of debt issuance costs associated with the repurchase of a portion of the Ryerson Notes.
(2)	Included in the first quarter 2009 results is a pretax gain on the sale of assets of $3.3 million, or $2.0 million after-tax, and a pretax gain of $1.3 million, or $0.9 million after-tax, related to the curtailment gain on the Canadian post-retirement plan amendment.
(3)	Included in the second quarter 2009 results is an income tax charge of $74.3 million to establish a valuation allowance against our US deferred tax assets and a $13.5 million charge related to the sale of our joint venture in India.
(4)	Included in the third quarter 2009 results is an impairment charge of $6.1 million, or $3.7 million after-tax, related to certain assets held for sale to recognize the assets at their fair value less cost to sell and an income tax charge of $14.7 million to increase the valuation allowance against our US deferred tax assets.
(5)	Included in the fourth quarter 2009 results is an impairment charge of $13.2 million, or $8.0 million after-tax, related to adjusting primarily held for sale assets to their fair value less cost to sell and an income tax charge of $3.3 million (net) to increase the valuation allowance against our US deferred tax assets. This income tax charge recognized in the fourth quarter includes a $6.6 million income tax benefit that relates to a change to the valuation allowance recognized in the second quarter of 2009.

RYERSON INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2009, December 31, 2008, December 31, 2007, and October 19, 2007

(In millions)

	Provisions for Allowances
	Balance at Beginning of Period	Amount acquired through acquisition		Additions Charged to Income	Additions Charged to Other Comprehensive Income	Deductions from Reserves		Balance at End of Period
Successor
Year ended December 31, 2009
Allowance for doubtful accounts	$17.1	$—		$8.5	$—	$(15.1	)(B)	$10.5
Valuation allowance—deferred tax assets	0.2	—		92.3	5.9	—		98.4
Year ended December 31, 2008
Allowance for doubtful accounts	$14.8	$2.1	(A)	$11.5	$—	$(11.3	)(B)	$17.1
Valuation allowance—deferred tax assets	1.0	(0.8	) (C)	—	—	—		0.2
Period from October 20 to December 31, 2007
Allowance for doubtful accounts	$16.0	$—		$0.3	$—	$(1.5	)(B)	$14.8
Valuation allowance—deferred tax assets	1.0	—		—	—	—		1.0
Predecessor
Period from January 1 to October 19, 2007
Allowance for doubtful accounts	$15.4	$—		$3.1	$—	$(2.5	)(B)	$16.0
Valuation allowance—deferred tax assets	1.0	—		—	—	—		1.0

NOTES:

(A)	Reserve of $2.1 million was established upon the consolidation of a joint venture, VSC-Ryerson
(B)	Bad debts written off during the year
(C)	Reserve was adjusted $0.8 million as part of the Platinum Acquisition of Rhombus Merger Corporation with and into Ryerson

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2009.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Officers are elected by the Board of Directors of Ryerson. All executive officers of Ryerson have been employed by the Company or an affiliate of the Company throughout the past five years.

Set forth below are the executive officers and directors of Ryerson as of March 1, 2010, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company, are shown below.

Name	Age	Position
Eva M. Kalawski	54	Director
Mary Ann Sigler	55	Director
Jacob Kotzubei	41	Director
Stephen E. Makarewicz	62	Chief Executive Officer and President
Matthias L. Heilmann	41	Chief Operating Officer
Terence R. Rogers	50	Chief Financial Officer

Biographies of Directors

Eva M. Kalawski has been a director since October 2007. Ms. Kalawski joined Platinum in 1997, is a Partner and serves as the firm’s General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum’s portfolio companies. Ms. Kalawski’s expertise and experience managing the legal operations of many portfolio companies has led the Board of Directors to conclude she has the background and skills necessary to serve as a director of the Company. Prior to joining Platinum in 1997, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski earned a Bachelor’s Degree in Political Science and French from Mount Holyoke College and a Juris Doctor from Georgetown University Law Center.

Mary Ann Sigler has been a director since January 2010. Ms. Sigler is the Chief Financial Officer of Platinum. Ms. Sigler joined Platinum in 2004 and is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler has a B.A. in Accounting from California State University Fullerton and a Masters in Business Taxation from the University of Southern California. Ms. Sigler’s experience in accounting and strategic planning matters has led the Board of Directors to conclude that she has the requisite qualifications to serve as a director of the Company and facilitate its continued growth.

Jacob Kotzubei has been a director since October 2007. Mr. Kotzubei joined Platinum in 2002 and is a Partner at the firm. Mr. Kotzubei serves as an officer and/or director of a number of Platinum’s portfolio companies. Prior to joining Platinum in 2002, Mr. Kotzubei worked for 4  1/2 years for Goldman Sachs’ Investment Banking Division in New York City. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law where he was elected a member of the Columbia Law Review. Mr. Kotzubei’s experience in executive management oversight, private equity, capital markets and transactional matters has led the Board of Directors to conclude that he has the varied expertise necessary to serve as a director of the Company.

Biographies of Executive Officers

Stephen E. Makarewicz has been Chief Executive Officer and President since August 2008. He was President and Chief Operating Officer of Ryerson from October 2007 to August 2008. He was President, Ryerson South, a unit of Ryerson, from June 2000 to October 2007 and President, Chief Executive Officer and Chief Operating Officer of J.M. Metals Company, Inc. from October 1994 until its January 1, 2006 merger with JT Ryerson. Mr. Makarewicz earned a finance degree from the University of Central Florida.

Matthias L. Heilmann has been Chief Operating Officer since January 2009. Mr. Heilmann was a Vice President and Operating Executive at Platinum since joining in 2005. He was a partner at Roland Berger Strategy Consultants from 2003 to 2005. From 2000 to 2003 he was Vice President Sales and Business Development at SAP and from 1996 to 2000 he was a partner at A.T. Kearney. Mr. Heilmann received a BS in Economics, MBA and Doctorate degrees in Corporate Finance and Management Accounting from University of St. Gall, Switzerland.

Terence R. Rogers has been Chief Financial Officer since October 2007. He was Vice President—Finance of Ryerson from September 2001 to October 2007 and Treasurer of Ryerson from February 1999 to October 2007. Mr. Rogers earned a B.S. in Accounting from Illinois State University and an M.B.A. in Finance from the University of Michigan.

Section 16(a) Beneficial Owner Reporting Compliance

The Company does not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that contains the ethical principles by which our chief executive officer, chief financial officer and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics may be found on our website at www.ryerson.com. Our website is not incorporated by reference into this Annual Report. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, Ryerson Inc., 2621 West 15th Place, Chicago, Illinois 60608 (telephone number (773) 762-2121). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at www.ryerson.com or by filing a Form 8-K with the SEC.

Director Independence

At this time, we are not subject to the independence requirements of any applicable listing standards. Accordingly, we have not assessed the independence of our Board of Directors. None of our directors are independent, however, for audit committee purposes.

Compensation Committee Interlocks and Insider Participation

We do not currently have a designated compensation committee. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our Board of Directors.

Audit Committee

In March 2009, we formed an audit committee of the Board of Directors consisting of Ms. Sigler and Mr. Kotzubei. Prior to this time, our Board of Directors acted as a group to perform the functions of an audit committee. Our Board of Directors has determined that Ms. Sigler and Mr. Kotzubei have accounting or related financial management expertise and qualify as “audit committee financial experts” as defined in the rules and regulations promulgated under the Exchange Act (additional information regarding relevant experience is presented above in Biographies of Directors.) Our Audit Committee (i) monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm, (ii) assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm, (iii) provides a medium for consideration of matters relating to any audit issues and (iv) will prepare the audit committee report that the rules require be included in our filings with the SEC.

Audit Committee Report

Management is responsible for the preparation, presentation and integrity of Ryerson’s consolidated financial statements and the reporting process including Ryerson’s internal controls over financial reporting and their effectiveness. The independent registered public accounting firm of Ernst and Young, LLP (E&Y) is responsible for performing an independent audit of Ryerson’s consolidated financial statements. The Audit Committee’s responsibility is to monitor and oversee these activities and processes. In this context, the Audit Committee reports as follows:

1.	The Audit Committee has reviewed and discussed with management Ryerson’s consolidated financial statements for the year ended December 31, 2009 and management has represented that the consolidated financial statements were prepared in accordance with generally accepted accounting principles;

2.	The Audit Committee also met privately with E&Y, and discussed issues deemed significant by E&Y including the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees);

3.	The Audit Committee received the written disclosures and the letter from E&Y required by applicable requirements of Public Company Accounting Oversight Board regarding E&Y’s communications with the audit committee concerning independence, and has discussed with E&Y its independence from Ryerson and its management; and

Based on the reviews and discussions referred above, the Audit Committee has recommended that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Respectfully submitted by the Audit Committee:

Mary Ann Sigler, Chair

Jacob Kotzubei

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Overview and Objectives

As a private company, our compensation decisions with respect to our named executive officers have historically been based on the goal of achieving performance at levels necessary to provide meaningful returns to our primary stockholder upon an ultimate liquidity event. To this end, our compensation decisions in 2009 were primarily based on the goal of recruiting, retaining, and motivating individuals who can help us meet and exceed our financial and operational goals.

Determination of Compensation

Our Board of Directors, in consultation with our primary stockholder, was principally responsible for establishing and making decisions with respect to our compensation and benefit plans generally in 2009, including all compensation decisions relating to our named executive officers. The following individuals served as our named executive officers in 2009: (i) Stephen E. Makarewicz, our President and Chief Executive Officer, (ii) Matthias Heilmann, our Chief Operating Officer, and (iii) Terence R. Rogers, our Chief Financial Officer.

In determining the levels and mix of compensation, our Board of Directors has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize stockholder value. Subjective factors considered in compensation determinations included an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure was sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, our Board of Directors has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. Our Board of Directors consulted with each of our named executive officers during the first few months of 2009 for recommendations regarding annual bonus targets and other compensation matters (including their own) and for financial analysis concerning the impact of various benefits and compensations structures. Our Board of Directors had no formal, regularly scheduled meetings to set compensation policy and instead met as circumstances required from time to time.

Our Board of Directors considered the economy and its impact on our business as the biggest factor impacting compensation decisions during 2009. Our Board of Directors weighed the conflicting goals of providing an attractive and competitive compensation package against making appropriate adjustments to our cost structure in recognition of the deteriorating economy when it made several midyear decisions, including a general salary freeze and some salary reductions more fully described below. Our Board of Directors considered the impact on employee morale and potential loss of key employees versus the need to cut costs. Our Board of Directors believes that its compensation decisions in 2009 accomplished both goals.

Components of Compensation for 2009

The compensation provided to our named executive officers in 2009 consisted of the same elements generally available to our non-executive employees, including base salary, bonuses, perquisites and retirement and other benefits, each of which is described in more detail below. Additionally, our named executive officers participated in a long-term incentive program, also described in more detail below.

Base Salary

The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities, as well as recruit well-qualified executives. In determining base salary for any particular year, our Board of Directors generally considered, among other factors, competitive market practice, individual performance for the prior year, the mix of fixed compensation to overall compensation, and any minimum guarantees afforded to the named executive officer pursuant to any agreement. In February of 2009, all salaries were frozen unless adjustments were merited due to promotion or special circumstances. None of the named executive officers received salary increases during 2009. Our Board of Directors considered the worsening economy, overall business performance, and the desire to cut costs and, in May of 2009, reduced salaries. The salaries of Messrs. Makarewicz, Heilmann, and Rogers were reduced by 15% and remained at that reduced level through the end of 2009. Effective January 1, 2010, our Board of Directors restored their base salaries based on several factors, including improving business performance and the desire to minimize the negative impact of the salary reduction on employee morale.

Annual Bonus

The Company maintains the Ryerson Annual Incentive Plan (the “AIP”), pursuant to which our key managers (including our named executive officers) were eligible to receive a performance-based cash bonus tied to our achievement of specified financial performance targets in 2009. Each participant’s threshold and target performance measures, as well as each participant’s target award (expressed as a percentage of the participant’s base salary) were established by our Board of Directors. No cash AIP bonuses were payable unless we achieved the threshold set for the performance period. Our Board of Directors generally viewed the use of cash AIP bonuses as an effective means to compensate our named executive officers for achieving our annual financial goals and to provide meaningful returns to our primary stockholder upon a future liquidity event. The target AIP bonuses for Messrs. Makarewicz, Heilmann and Rogers were 100%, 100% and 75% of their respective base salaries for 2009. For 2009, our Board of Directors set the performance targets on January 13, 2009 and these targets were communicated to the named executive officers shortly thereafter. The target AIP bonus levels were set to reflect the relative responsibility for our performance and to appropriately allocate the total cash opportunity between base salary and incentive based compensation.

For 2009, our Board of Directors determined that “economic value added” (“EVA”) should be used as the performance measure for determining the cash AIP bonus payable to our named executive officers. EVA is the amount by which (i) our 2009 earnings before interest, tax, depreciation, amortization, and reorganization expenses plus adjustments established by the Board, if any, exceeded (ii) a carrying cost of capital applied to certain of our assets. Our Board of Directors chose EVA as the appropriate performance measure to motivate our key executives, including the named executive officers, to maximize earnings by more effectively utilizing and managing our assets. For 2009, threshold EVA was set at approximately $77 million and target EVA was set at approximately $96 million. For 2009, the actual EVA did not reach the minimum threshold (80% achievement of EVA targets), and as such, none of our named executive officers received a bonus for 2009.

Long Term Incentive Bonus

In February of 2009, our parent, Ryerson Holding Corporation, adopted the Rhombus Holding Corporation 2009 Participation Plan (the “Participation Plan”), designed to provide incentive to key employees, including our named executive officers, to maximize our performance and to provide maximum returns to our stockholders. Under the Participation Plan, participants are granted performance units, the value of which appreciate when and as the value of Ryerson Holding Corporation increases from and after the date of grant, and it is this appreciation in value which is the basis upon which incentive compensation may become payable upon the occurrence of certain qualifying events, which are described below. The Compensation Committee for the Participation Plan determines who is eligible to receive an award, the size and timing of the award, and the value of the award at the time of grant. The maximum number of performance units that may be awarded under the Participation Plan is 87,500,000. On February 16, 2009, the Compensation Committee granted 13,125,000, 8,750,000, and 8,750,000 to Messrs. Makarewicz, Heilmann, and Rogers, respectively. There is no set criteria used to determine the amount of the granted performance units. The size of the award is based upon the individual’s position, value to the Company and anticipated contribution to Company performance. The performance units granted in 2009 mature in four equal installments; the first installment on the date of grant, the second on October 31, 2009, and the remaining installments on October 31, 2010 and October 31, 2011. The Compensation Committee believes that maturation of the performance units over a 44-month period of time acts as an incentive for participants to remain in our employ and to strive to create value throughout the investment cycle. Subject to certain thresholds, payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Ryerson Holding Corporation’s common stock by its stockholders, or (ii) Ryerson Holding Corporation’s payment of a cash dividend. The Participation Plan will expire February 15, 2014 and all performance units will terminate upon the expiration of the Participation Plan. Performance units are generally forfeited upon a participant’s termination of employment.

Retirement Benefits

We currently sponsor both a qualified defined benefit pension plan and a nonqualified supplemental pension plan, both of which were frozen as of December 31, 1997. These plans are described in further detail below under the caption “Narrative Disclosure of the Pension Benefits Table.”

Our tax-qualified employee savings and retirement plan (“401(k) Plan”) covers certain full- and part-time employees, including our named executive officers. Under the 401(k) Plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We generally match contributions up to 4% of base salaries made by our employees and, from time to time, make other contributions, up to certain pre-established limits. Our Board of Directors believes that the 401(k) Plan provides an important and highly valued means for employees to save for retirement. Our Board of Directors reviewed the basic 4% match in 2009 and concluded that it was competitive as compared to other employers. We matched 4% of the named executive officers’ contributed base salary until our match was suspended as of February 6, 2009. All of our named executive officers participated in the 401(k) Plan on the same basis as our other employees in 2009, except that the rules governing qualified plans with regard to highly compensated employees may limit our named executive officers from achieving the maximum amount of contributions under the 401(k) Plan. Effective January 22, 2010, we resumed matching up to 4% of employee contributions, including those of our named executive officers, to the 401(k) Plan.

We also maintain a nonqualified savings plan, which is an unfunded, nonqualified plan that allows highly compensated employees who make the maximum annual 401(k) contributions allowed by applicable law to the 401(k) Plan to make additional deferrals in excess of the statutory limits. We match up to 4% of all contributed base salary of the participants. Our Board of Directors believes that our nonqualified savings plan provides an enhanced opportunity for our eligible employees, including our named executive officers, to plan for and meet their retirement savings needs. Messrs. Makarewicz, Heilmann, and Rogers participate in this plan on the same terms as other eligible employees.

Perquisites and Other Benefits

We paid dues and business-related expenses for club memberships for Mr. Makarewicz during 2009. The portion of the dues not related to business activities was imputed to him as taxable income. In April 2009, we determined that, in light of economic conditions, the expenses associated with club memberships were no longer a justifiable use of funds and discontinued paying the dues for club memberships, including those for Mr. Makarewicz, but we continue to reimburse Mr. Makarewicz for business-related expenses relating to his club membership. We also provided an automobile lease for Mr. Makarewicz, and the value of the personal use of such vehicle is treated as imputed income. In April 2009, as a cost cutting measure, we replaced the leased car program with a plan that reimburses employees for use of their personal vehicles on Company business. We also provide Mr. Makarewicz with financial planning and tax preparation services.

Mr. Heilmann’s offer letter provides for 12 months housing and payments pursuant to the relocation policy which provides for payment of or reimbursement for certain expenses such as moving expenses, buying or selling a home, and tax gross-up. The Board believed that Mr. Heilmann should not suffer any adverse financial impact due to his relocation from California to Illinois.

Employment/Severance, Non-compete, and Non-solicitation Agreements

Messrs. Makarewicz and Rogers have entered into employment/severance, non-compete, confidentiality, or similar arrangements with us which set the executive’s title, base salary, target cash AIP bonus, and other compensation elements, and impose a post-termination confidentiality, non-compete, and non-solicitation obligations that apply following the termination of an executive’s employment for any reason. Additionally, each employment agreement provides for severance upon a termination by us without cause or by the named executive officer for good reason.

On January 8, 2009, we entered into an employment letter with Mr. Heilmann as an inducement to accept employment. This letter provides for base salary of $350,000 and a target AIP bonus of 100% of base salary. Additionally, the letter provides that we will provide Mr. Heilmann with temporary housing and relocation expenses in connection with his move from California to Chicago. In the event Mr. Heilmann’s employment is terminated by us for reasons other than cause, he is entitled to receive an enhanced 52 weeks of severance pay based on his weekly base pay rate and to receive medical and dental benefits pursuant to our Severance Plan. Mr. Heilmann is subject to invention assignment provisions and confidentiality provisions which run for a 3 year period following any termination of employment, as well as post-termination non-compete and non-solicitation covenants which run for a 12 month period following any termination.

Our Board of Directors believes that employment agreements with our named executive officers are valuable tools to both enhance our efforts to retain these executives and to protect our competitive and confidential information. The estimates of the value of the benefits potentially payable under these agreements upon a termination of employment, are set out below under the captions “Potential Payments Upon Termination or Change in Control.”

Executive Compensation

The following table shows compensation of our principal executive officer, our principal financial officer, and one other executive officer.

2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	Non Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings ($) (3)	All other Compensation ($) (4)	Total ($)
Stephen E. Makarewicz— President and Chief Executive Officer	2009 2008 2007	404,750 399,854 341,758	0 0 170,000	0 465,000 188,013	94,067 63,958 34,275	30,613 41,493 40,610	529,430 970,305 774,656

Terence R. Rogers— Chief Financial Officer	2009 2008 2007	292,322 300,126 251,955	0 0 0	0 232,875 138,003	5,885 3,229 0	12,001 20,762 17,848	310,208 556,992 407,806

Matthias L. Heilmann— Chief Operating Officer (1)	2009 2008 2007	287,964 0 0	0 0 0	0 0 0	0 0 0	499,659 0 0	787,623 0 0

(1)	The Board elected Matthias L. Heilmann as our Chief Operating Officer on January 26, 2009.
(2)	The amounts shown in the “Stock Awards” column represent the aggregate grant date of fair value of performance units granted in the respective year. See Item No. 8—Note 7 to the audited consolidated financial statement for the year ending December 31, 2009.
(3)	Shows the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under our qualified pension plan and supplemental pension plan, from December 31, 2008 (the pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2008) to December 31, 2009 (the pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2009). We do not pay above-market or preferential earnings on compensation deferred under our nonqualified defined contribution plan or the nonqualified savings plan.
(4)	In 2009, we contributed to our qualified savings plan $6,970, $4,900, and $6,397 for Messrs. Makarewicz, Heilmann, and Rogers, respectively, and contributed $12,510, $859, and $5,604 to the non-qualified plan accounts for Messrs. Makarewicz, Heilmann, and Rogers, respectively. Also included in All Other Compensation is imputed income from personal use of a company-provided automobile lease, personal use of company-provided club memberships and company-provided financial services. Messr. Heilmann’s other compensation also includes $99,360 for the loss on the sale of his home, $28,000 in temporary housing, $189,140 reimbursement for capital improvements to his home, and $177,400 as a tax-gross up.

GRANTS OF PLAN-BASED AWARDS

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Grant Date	Number of Performance Units Granted	Threshold ($)	Target ($)	Maximum (#)	Grant Date Fair Value of Stock Awards ($)(1)
Stephen E. Makarewicz	AIP	01/13/09		225,000	450,000	N/A
	RHC	02/16/09	13,125,000				0

Terence R. Rogers	AIP	01/13/09		121,878	243,756	N/A
	RHC	02/16/09	8,750,000				0

Mathias Heilmann	AIP	01/13/09		175,000	350,000	N/A
	RHC	02/16/09	8,750,000				0

*	AIP = Ryerson Annual Incentive Plan

RHC = Ryerson/Rhombus Holding Corporation 2009 Participation Plan

(1)	The amounts shown in the “Grant Date Fair Value of Stock Awards” column represent the grant date fair value of the performance units granted in February 2009. See Item 8—Note 7 to the audited consolidated financial statement for the year ending December 31, 2009.

Narrative Disclosure Relating to Summary Compensation Table and

Grants of Plan-based Awards Table

Employment Agreements

We are currently a party to employment agreements with Messrs. Makarewicz and Rogers. The employment agreements set a minimum base salary and target bonus for each employee, but the compensation paid to our named executive officers exceeds the minimum amounts provided in the employment agreements. The employment agreements contain customary confidentiality and invention assignment provisions and also contain customary post-termination, non-compete and non-solicit covenants which generally run for a 24 month period following any termination. Messrs. Makarewicz and Rogers would be entitled to base salary and medical and dental coverage for a period of two years following termination provided that they do not violate the non-compete or confidentiality terms of their employment agreements. They would also be entitled to a payment equal to two times the average of the last three bonuses paid.

We are a party to an employment letter with Mr. Heilmann, which provides for base salary of $350,000 and a target AIP bonus of 100% of base salary. Additionally, the letter provides Mr. Heilmann with temporary housing and relocation expenses in connection with his move from California to Illinois. Mr. Heilmann is subject to invention assignment provisions and confidentiality provisions which run for a 3 year period following any termination of employment, as well as post-termination non-compete and non-solicitation covenants which run for a 12 month period following any termination.

Participation Plan

Ryerson Holding Corporation maintains the Rhombus Holding Corporation 2009 Participation Plan (the “Participation Plan”), pursuant to which participants are granted performance units, the value of which appreciate when and as the value of Ryerson Holding Corporation increases from and after the date of grant, and it is this appreciation in value which is the basis upon which incentive compensation may become payable upon the occurrence of certain qualifying events, which are described below. On February 16, 2009, the Compensation Committee granted 13,125,000, 8,750,000, and 8,750,000 to Messrs. Makarewicz, Heilmann, and Rogers, respectively. These performance units mature in four equal installments; the first installment on the date of grant, the second on October 31, 2009, and the remaining installments on October 31, 2010 and October 31, 2011. Subject to certain thresholds, payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Ryerson Holding Corporation’s common stock by our stockholders, or (ii) Ryerson Holding Corporation’s payment of a cash dividend. The Participation Plan will expire February 15, 2014 and all performance units will terminate upon the expiration of the Participation Plan. Performance units are generally forfeited upon a participant’s termination of employment.

Outstanding Equity Awards at Fiscal Year-End 2009

There were no outstanding equity awards at fiscal year-end 2009.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Stephen E. Makarewicz	Pension Plan Supplemental Pension Plan	19.33 19.33	580,808 305,844

Terence R. Rogers	Pension Plan Supplemental Pension Plan	3.67 3.67	37,669 0

Matthias Heilmann	Pension Plan Supplemental Pension Plan	0 0	0 0

(1)	Computed as of December 31, 2009, the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year.
(2)	The actuarial present value of the named executive officer’s accumulated benefit under the relevant plan, assuming retirement at age 65 with at least 5 years of credited service, computed as of December 31, 2009, the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits under each of the pension plan and the supplemental pension plan are: the discount rate used to value the present value of accumulated benefits is 5.80%.

Narrative Disclosure of the Pension Benefits Table

We froze benefit and service accruals under both our qualified pension plan and our nonqualified supplemental pension plan, effective as of December 31, 1997 and most participants, including our named executive officers, no longer accrue any benefit under these plans.

Qualified Pension Plan

Full pension benefits are payable to eligible employees who, as of the date of separation from employment, are (i) age 65 or older with at least 5 years of vesting service, (ii) age 55 or older with at least 10 years of vesting service, or (iii) any age with at least 30 years of vesting service. Benefits may be reduced depending on age and service when an individual retires and/or chooses to have benefit payments begin. Benefits are reduced under (ii) above if voluntary retirement commences prior to the employee reaching age 62 with at least 15 years of vesting service. Benefits are not reduced if the age and service conditions under (i) or (iii) are met.

In general, benefits for salaried employees are based on two factors: (i) years of benefit service prior to the freeze date of the pension benefit, and (ii) average monthly earnings, based on the highest 36 months of earnings during the participant’s last ten years of service prior to the freeze date of the participant’s pension benefit.

Supplemental Pension Plan

The Internal Revenue Code imposes annual limits on contributions to and benefits payable from our qualified pension plan. Our nonqualified supplemental pension plan provides benefits to highly compensated employees (including our named executive officers in excess of the limits imposed by the Internal Revenue Code. The supplemental pension plan payments are normally paid on a monthly basis following retirement, along with the qualified plan monthly payments, however, the supplemental pension plan does allow payment of the benefits under the supplemental plan in a lump sum at retirement, in installments, or by purchase of an annuity if the plan participant is age 55 or older, has at least 5 years of service, and earned annual compensation exceeding $200,000. Mr. Heilmann does not participate in this plan.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year End ($)
Stephen E. Makarewicz	15,970	13,025	4,244	261,630
Terence R. Rogers	1,890	5,859	865	53,743
Matthias Heilmann	0	0	0	0

(1)	All account balances are deferred to a cash account which is credited with interest at the rate paid by our 401(k) savings plan’s Managed Income Portfolio Fund II fund, which in 2009 ranged from 0.10% to 0.22%, compounded monthly. The amounts reported in this column consist of interest earned on such deferred cash accounts.

Narrative Disclosure of Nonqualified Deferred Compensation

The Internal Revenue Code imposes annual limits on employee contributions to our 401(k) Plan. Our nonqualified savings plan is an unfunded, nonqualified plan that allows highly compensated employees who make the maximum annual 401(k) contributions to defer, on a pre-tax basis, amounts in excess of the limits applicable to deferrals under our 401(k) Plan. Our nonqualified savings plan allows deferred amounts to be notionally invested in the Managed Income Portfolio Fund II (or any successor fund) that is available to the participants in our 401(k) Plan.

Generally, each of our named executive officers is eligible for, and participates in, our nonqualified savings plan. Our named executive officers will be entitled to the vested balance of their respective accounts when they retire or otherwise terminate employment. Participants are generally permitted to choose whether the benefits paid following their retirement will be paid in a lump sum or installments, with all amounts to be paid by the end of the calendar year in which the employee reaches age 75. For participants terminating employment for reasons other than retirement, the account balance is payable in a lump sum by no later than 60 days after the 1-year anniversary of the termination of employment.

Potential Payments Upon Termination or Change in Control

Each of our named executive officers have entered into employment agreements, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table. Upon certain terminations of employment, our named executive officers are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, or (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2009, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Reason for Termination	Cash Severance ($)		Enhanced Retirement Benefits ($)	Continued Welfare Benefits ($)	Total ($)
Mr. Makarewicz	Voluntary	0		0	0	0
	Involuntary	1,357,048	(1)	0	17,564	1,374,612
	Death or Disability	0		5	0	0
	Change in Control	0		0	0	0

Mr. Rogers	Voluntary	0		0	0	0
	Involuntary	959,684	(1)	22,550	0	982,234
	Death or Disability	0		0	0	0
	Change in Control	0		0	0	0

Mr. Heilmann	Voluntary	0		0	0	0
	Involuntary	350,000	(2)	0	10,317	360,317
	Death or Disability	0		5	0	0
	Change in Control	0		0	0	0

(1)	Consists of payment of two times the base salary and two times the average of the bonus earned for the three prior years.
(2)	Consists of 52 weeks of severance pay based on Mr. Heilmann’s weekly base pay rate.

DIRECTOR COMPENSATION

We did not pay our current directors any compensation for serving on the Board during 2009.

COMPENSATION COMMITTEE REPORT

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis. Based on this review and these discussions, our Board of Directors determined that the Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted by the Board of Directors:

Eva M. Kalawski

Mary Ann Sigler

Jacob Kotzubei

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All of our issued and outstanding capital stock is held by Ryerson Holding. 99% of Ryerson Holding’s issued and outstanding 5,000,000 shares of common stock is beneficially owned by Platinum. We do not have any equity compensation plans under which our securities may be issued.

The following table sets forth certain information regarding the beneficial ownership of Ryerson Holding common stock as of March 1, 2010. None of our directors or executive officers beneficially owns any Ryerson common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. As of March 1, 2010, there were eight registered holders of Ryerson Holding common stock.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent
Platinum (1)(2)	4,950,000	99%

(1)	Consists of (i) 711,236.84 shares of common stock held by Platinum Equity Capital Partners, L.P., (ii) 132,868.42 shares of common stock held by Platinum Equity Capital Partners-PF, L.P., (iii) 195,394.74 shares of common stock held by Platinum Equity Capital Partners-A, L.P.; (iv) 2,211,674 shares of common stock held by Platinum Equity Capital Partners II, L.P.; (v) 358,366 shares of common stock held by Platinum Equity Capital Partners-PF II, L.P.; (vi) 350,460 shares of common stock held by Platinum Equity Capital Partners-A II, L.P.; and (vii) 990,000 shares of common stock held by Platinum Rhombus Principals, LLC. Platinum Equity, LLC is the beneficial owner of each of the Platinum entities listed above and Tom Gores is the Chairman and Chief Executive Officer of Platinum Equity, LLC. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of Ryerson Holding held beneficially by Platinum Equity, LLC. Mr. Gores disclaims beneficial ownership of all shares of common stock of Ryerson Holding that are held by each of the Platinum entities listed above with respect to which Mr. Gores does not have a pecuniary interest therein. Eva M. Kalawski, Mary Ann Sigler and Jacob Kotzubei are directors of Ryerson and each disclaims beneficial ownership of any shares of common stock of Ryerson Holding that they may be deemed to beneficially own because of their affiliation with Platinum Equity, LLC, except to the extent of any pecuniary interest therein.
(2)	Address is 360 North Crescent Drive, Beverly Hills, California 90210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Platinum Acquisition

On October 19, 2007, Merger Sub merged with and into Ryerson which became a wholly-owned subsidiary of Ryerson Holding. The Platinum Acquisition was consummated for a cash purchase price of $1,065 million, plus the assumption of $653 million of debt. The business of Ryerson, after giving effect to the merger, is the same as the business of Ryerson before the merger. Ryerson Holding and Merger Sub were formed by Platinum solely for the purpose of entering into the merger agreement and completing the Platinum Acquisition. To finance a portion of the Platinum Acquisition, Platinum made an investment in Ryerson Holding of approximately $500 million, which was contributed as equity to Merger Sub. Platinum owns 99% of the capital stock of Ryerson Holding.

Services Agreement

We are party to a corporate advisory services agreement (the “Services Agreement”) with Platinum Equity Advisors, LLC (“Platinum Advisors”), an affiliate of Platinum Equity, LLC. Under the terms of the Services Agreement, Platinum Advisors provides to us certain general business, management, administrative and financial advice. In consideration of these and other services, we pay an annual advisory fee to Platinum Advisors of no greater than $5 million. The Services Agreement will continue in effect until terminated by Platinum Advisors. In addition to the fees paid to Platinum Advisors pursuant to the Services Agreement, we will pay Platinum’s out-of-pocket expenses incurred in connection with providing management services to us.

Dividend Payments

The Company declared and paid dividends of $35.0 million and $25.0 million to Ryerson Holding in July 2009 and April 2008, respectively.

Participation Plan

In 2009, Ryerson Holding adopted the 2009 Participation Plan (as amended and restated, the “Plan”). The purpose of the Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement, which typically vest over 44 months. The Plan may be altered, amended or terminated by the Company at any time. All performance units will terminate upon termination of the plan or expiration on February 15, 2014. Participants in the Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan. As of December 31, 2009, 87,500,000 units have been authorized and granted, 8,750,000 units have been forfeited, and 39,375,000 units have vested and 39,375,000 units are nonvested as of the date hereof. The Company is accounting for this Plan in accordance with ASC 718. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2009 and at December 31, 2009, which included cash dividends of $35.0 million paid in 2009 and $25.0 million paid in 2008, was zero.

Policies and Procedures Regarding Transactions with Related Persons

Any transaction of the Company that is required to be reported under Item 404(a) of Regulation S-K is disclosed to the full board of directors and is reviewed and approved in accordance with applicable law. In addition, our indenture governing our notes contains provisions restricting our ability to enter into transactions with affiliates. Any such transaction must be made on terms no less favorable to us than it would be if we entered into a similar relationship with an unaffiliated third party. Other than the provisions in the indenture governing our notes, we do not have written policies and procedures evidencing the foregoing. The entire board is responsible for overseeing the application of these polices and procedures.

The information called for by this Item 13 with respect to director independence is set forth above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP has served as the independent registered public accounting firm for the Company since 2006. The Board of Directors has pre-approved all audit and non-audit services provided by Ernst & Young LLP. Ernst & Young LLP’s fees for the years ended December 31, 2009 and December 31, 2008 were as follows:

	For the year ended December 31, 2009	For the year ended December 31, 2008
Audit Fees (1)	$2,877,400	$4,826,600
Audit-Related Fees (2)	2,000	2,000
Tax Fees (3)	142,700	417,200
All Other Fees (4)	—	—

Total	$3,022,100	$5,245,800

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, and filings with the SEC.
(2)	Audit-Related Fees consisted of services that are traditionally performed by the independent auditor, including compliance-related matters, that are not specifically classified as audit fees.
(3)

Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements. Tax assistance with regard to the Company’s sale of its ownership percentage in Tata Ryerson India Limited; Tax assistant with respect to loans from Ryerson Canada to Ryerson as well as transfer pricing relative to service charges from Ryerson to Ryerson Canada; Tax assistance related to the Company’s additional investment in VSC-Ryerson; Tax assistance with the Company’s response to Internal Revenue Service information document requests.

(4)	In 2009 and 2008, there were no fees billed by Ernst & Young LLP for services provided other than those described in the three preceding paragraphs.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. No required pre-approvals were waived or approved after the services commenced. Before approving the services described under “Tax Fees” above, the Audit Committee reviewed whether the independent registered public accounting firm could provide those services and maintain its independence. The Audit Committee approved 100% of the audit-related and tax fees for 2009 and 2008.

Other Policies

The Audit Committee has adopted policies to ensure the independence of the Company’s independent registered public accounting firm, including policies on employment of audit firm employees and audit partner rotation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Schedule II

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

(b)	Exhibits

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
Terence R. Rogers
Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen E. Makarewicz	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010

/s/ Terence R. Rogers	Chief Financial Officer (Principal Financial Officer)	March 31, 2010

/s/ Erich S. Schnaufer	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2010

/s/ Eva M. Kalawski	Director	March 31, 2010

/s/ Mary Ann Sigler	Director	March 31, 2010

/s/ Jacob Kotzubei	Director	March 31, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson Holding Corporation (f/k/a Rhombus Holding Corporation), Rhombus Merger Corporation and Ryerson Inc.(a)

3.1	Restated Certificate of Incorporation of Ryerson Inc.*

3.2	Bylaws of Ryerson Inc., as amended.*

4.1	Indenture, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Wells Fargo, National Association, as the trustee.(b)

4.2	Form of Exchange Global 12% Senior Secured Note due 2015.(b)

4.3	Form of Exchange Global Floating Rate Senior Secured Note due 2014.(b)

4.4	Registration Rights Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Banc of America Securities LLC, as the initial purchaser.(b)

4.5	Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as the collateral agent.(b)

4.6	Exchange Agent and Depositary Agreement, dated as of February 18, 2009, by and between Wells Fargo Bank, N.A., as exchange agent, and Ryerson Inc.(b)

4.7	Indenture, dated as of December 13, 2004, among Ryerson Inc., Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A., as trustee.(b)

4.8	Form of 144A 8 1/4% Senior Note due 2011.(b)

4.9	Supplemental Indenture, dated May 30, 2008, by and among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

4.10	Second Supplemental Indenture, dated as of July 31, 2008 among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

10.1	Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(a)

10.2	Guarantee and Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the pledgors and guarantors party thereto and Bank of America, N.A., as administrative agent.(b)

10.3	Intercreditor Agreement, dated as of October 19, 2007, by and among Bank of America, N.A., as ABL collateral agent and Wells Fargo Bank, National Association, as notes collateral agent.(b)

10.4	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.(a)

10.5	Employment Agreement, dated February 28, 2007, by and between Ryerson Inc. and Stephen E. Makarewicz.(a)

10.6	Employment Agreement, dated July 23, 2001, by and between Ryerson Tull, Inc. and Terence R. Rogers.(a)

10.7	Indemnification Agreement, dated July 24, 2007, by and between Ryerson Inc. and Terence R. Rogers.(a)

10.8	Indemnification Agreement, dated July 24, 2007, by and between Ryerson Inc. and Stephen E. Makarewicz.(a)

10.9	Ryerson Nonqualified Savings Plan.(b)

10.10	Offer Letter Agreement, dated January 8, 2008, between Ryerson Inc. and Matthias Heilmann.(b)

10.11	Rhombus Holding Corporation Amended and Restated 2009 Participation Plan.(c)

10.12	Ryerson Annual Incentive Plan (as amended through June 14, 2007).(c)

21.1	Subsidiaries of Ryerson Inc.(b)

21.2	Audited 2009 annual subsidiary statement of Joseph T. Ryerson & Son, Inc.*

21.3	Audited 2009 annual subsidiary statement of Ryerson Canada, Inc.*

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Written Statement of Stephen E. Makarewicz, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Written Statement of Terence R. Rogers, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	To be filed by amendment.
(a)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on July 3, 2008 (File No. 333-152102).
(b)	Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on February 24, 2009 (File No. 333-152102).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1 filed on January 22, 2010 (File No. 333-164484).