Form 10-Q
period 2010-03-31
RYERSON INC.
filed 2010-05-12
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010 there were 100 shares of Common Stock outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Net sales	$871.5	$804.7
Cost of materials sold	737.7	679.2

Gross profit	133.8	125.5
Warehousing, delivery, selling, general and administrative	118.8	124.1
Gain on sale of assets	—	(3.3)
Other postretirement benefits curtailment gain	—	(1.3)

Operating profit	15.0	6.0
Other income and (expense), net	(2.5)	2.7
Interest and other expense on debt	(18.9)	(18.2)

Loss before income taxes	(6.4)	(9.5)
Provision (benefit) for income taxes	2.6	(3.2)

Net loss	(9.0)	(6.3)
Less: Net loss attributable to noncontrolling interest	—	(2.0)

Net loss attributable to Ryerson Inc.	$(9.0)	$(4.3)

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(9.0)	$(6.3)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9.2	9.3
Deferred income taxes	1.8	(1.1)
Deferred employee benefit costs	(5.2)	(0.3)
Gain on sale of assets	—	(3.3)
Impairment charge on fixed assets	0.5	—
Other postretirement benefits curtailment gain	—	(1.3)
Gain on retirement of debt	—	(2.7)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(109.9)	67.0
Inventories	(74.9)	108.6
Other assets	(6.2)	(1.4)
Accounts payable	125.5	17.3
Accrued liabilities	16.6	(10.7)
Accrued taxes payable/receivable	(2.4)	19.2
Other items	2.2	0.5

Net adjustments	(42.8)	201.1

Net cash provided by (used in) operating activities	(51.8)	194.8

Investing activities:
Decrease (increase) in restricted cash	6.7	(0.3)
Capital expenditures	(5.3)	(7.4)
Proceeds from sales of property, plant and equipment	0.6	14.6

Net cash provided by investing activities	2.0	6.9

Financing activities:
Repayment of debt	(10.6)	(3.3)
Net proceeds (repayments) of credit facility borrowings	46.8	(253.6)
Net increase (decrease) in book overdrafts	17.3	(9.6)

Net cash provided by (used in) financing activities	53.5	(266.5)

Net increase (decrease) in cash and cash equivalents	3.7	(64.8)
Effect of exchange rate changes on cash and cash equivalents	2.5	(2.5)

Net change in cash and cash equivalents	6.2	(67.3)
Cash and cash equivalents—beginning of period	114.9	108.9

Cash and cash equivalents—end of period	$121.1	$41.6

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$4.5	$6.4
Income taxes, net	2.6	(20.6)

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121.1	$114.9
Restricted cash	12.8	19.5
Receivables less provision for allowances, claims and doubtful accounts of $9.6 and $10.5, respectively	470.6	357.6
Inventories	684.0	601.7
Prepaid expenses and other current assets	56.1	46.1

Total current assets	1,344.6	1,139.8

Property, plant, and equipment, at cost	562.2	556.6
Less: Accumulated depreciation	75.0	67.9

Property, plant and equipment, net	487.2	488.7

Deferred income taxes	51.2	53.1
Other intangible assets	12.3	12.6
Goodwill	73.4	71.4
Deferred charges and other assets	20.5	22.0

Total assets	$1,989.2	$1,787.6

Liabilities
Current liabilities:
Accounts payable	$318.8	$173.4
Salaries, wages and commissions	40.1	36.7
Deferred income taxes	96.1	96.1
Other accrued liabilities	46.7	35.5
Short-term credit facility borrowings	19.1	28.4
Current portion of deferred employee benefits	15.6	15.6

Total current liabilities	536.4	385.7
Long-term debt	781.9	725.8
Deferred employee benefits	492.9	497.8
Taxes and other credits	14.4	11.9

Total liabilities	1,825.6	1,621.2

Commitments and contingencies

Equity
Ryerson Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2010 and 2009	—	—
Capital in excess of par value	456.2	456.2
Accumulated deficit	(198.3)	(189.3)
Accumulated other comprehensive loss	(130.0)	(136.1)

Total Ryerson Inc. stockholders’ equity	127.9	130.8
Noncontrolling interest	35.7	35.6

Total equity	163.6	166.4

Total liabilities and equity	$1,989.2	$1,787.6

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1: FINANCIAL STATEMENTS

Ryerson Inc. (“Ryerson”), a Delaware corporation, is a wholly-owned subsidiary of Ryerson Holding Corporation (“Ryerson Holding”). Ryerson Holding was 99% owned by affiliates of Platinum Equity, LLC (“Platinum”) as of March 31, 2010.

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

In addition to our United States and Canada operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), formerly named VSC-Ryerson China Limited, a company in which we have a 50% direct ownership percentage and an additional 30% interest through affiliates of Ryerson Holding. We conducted material distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India until July 10, 2009, the date on which we sold our ownership interest to our joint venture partner.

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
Product Line	2010	2009
Stainless	28%	24%
Aluminum	23	21
Carbon flat rolled	28	29
Bars, tubing and structurals	8	9
Fabrication and carbon plate	8	12
Other	5	5

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. We had six operating segments based on geographic regions at March 31, 2010. Our Chief Executive Officer, together with the Operating Committee selected by our Board of Directors, serve as our Chief Operating Decision Maker (CODM). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. We aggregate our operating segments into one reportable segment, metal service centers, per criteria set forth in ASC 280.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the requirements within ASU 2010-6 as of January 1, 2010, except for the Level 3 reconciliation disclosures. The adoption did not have an impact on our financial statements.

NOTE 3: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified as follows:

	March 31, 2010	December 31, 2009
	(In millions)
In process and finished products	$684.0	$601.7

If current cost had been used to value inventories, such inventories would have been $60 million and $72 million lower than reported at March 31, 2010 and December 31, 2009, respectively. Approximately 85% of inventories were accounted for under the LIFO method at March 31, 2010 and December 31, 2009. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

NOTE 4: DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivatives

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of March 31, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	N/A	N/A	N/A	N/A	Non-current taxes and other credits	$1.3	Non-current taxes and other credits	$1.0
Foreign exchange contracts	N/A	N/A	N/A	N/A	Non-current taxes and other credits	0.3	Non-current taxes and other credits	0.1

Commodity contracts	Receivables less provision for allowances, claims and doubtful accounts	$2.3	Receivables less provision for allowances, claims and doubtful accounts	$0.7	N/A	N/A	N/A	N/A

Total derivatives		$2.3		$0.7		$1.6		$1.1

The Company’s interest rate forward contracts had a notional amount of $100 million as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $11.1 million and $15.9 million, respectively. As of March 31, 2010 and December 31, 2009, the Company had 291 and 428 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31,
		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	2010	2009
		(In millions)
Interest rate contracts	Interest and other expense on debt	$(0.6)	$0.4
Foreign exchange contracts	Other income and (expense), net	(0.4)	(0.4)
Commodity contracts	Cost of materials sold	1.6	(0.3)

Total		$0.6	$(0.3)

Fair Value of Financial Instruments

As permitted by ASC 820-10-65-1, the Company adopted the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$41.0	$—	$—
Canadian provincial treasury bill	39.0	—	—

Total cash equivalents	$80.0	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$2.3	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$1.3	$—
Foreign exchange contracts	—	0.3	—

Total liability derivatives	$—	$1.6	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has an interest rate swap to fix a portion of the Company’s interest payments on its debt obligations. The interest rate swap, which has a notional amount of $100 million, fixes a portion of our interest payments at an interest rate of 1.59%. The contract expires on July 15, 2011. The interest rate swap is valued using estimated future one-month LIBOR interest rates as compared to the fixed interest rate of 1.59%. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$121.1	$121.1	$114.9	$114.9
Receivables less provision for allowances, claims and doubtful accounts	470.6	470.6	357.6	357.6
Accounts payable	318.8	318.8	173.4	173.4
Long-term debt, including current portion	801.0	810.6	754.2	750.1

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

Assets Held for Sale

The Company had $26.8 and $24.0 million of assets held for sale, classified within other current assets, as of March 31, 2010 and December 31, 2009, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $73.4 million at March 31, 2010. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2009 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On January 26, 2010, JT Ryerson acquired all of the issued and outstanding capital stock of Texas Steel Processing, Inc. (“TSP”), a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated financial statements.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In millions)
Secured Credit Facility	$298.7	$250.2
12% Senior Secured Notes due 2015	376.2	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4% Senior Secured Notes due 2011	4.1	4.1
Foreign debt	19.1	20.8

Total debt	801.0	754.2
Less:
Short-term credit facility borrowings	—	7.6
Foreign debt	19.1	20.8

Total long-term debt	$781.9	$725.8

Ryerson Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. At March 31, 2010, the Company had $298.7 million of outstanding borrowings, $27 million of letters of credit issued and $277 million available under the Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale of an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.1% at March 31, 2010 and December 31, 2009.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for Ryerson’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.35% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson, subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors.

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

Ryerson Notes

On October 19, 2007, Ryerson issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”). The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Ryerson Credit Facility).

At March 31, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first three months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the condensed consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The Ryerson Notes will be redeemable by Ryerson, in whole or in part, at any time on or after November 1, 2011, at specified redemption prices. Additionally, on or prior to November 1, 2010, Ryerson Holding or the Company may redeem up to 35% of the outstanding 2015 Notes, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, Ryerson must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, Ryerson agreed to file with the SEC by July 15, 2008 a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes and to consummate an exchange offer no later than November 12, 2008. Ryerson did not consummate an exchange offer by November 12, 2008 and therefore, was required to pay additional interest to the holders of the Ryerson Notes. As a result, Ryerson paid an additional approximately $0.6 million in interest to the holders of the Ryerson Notes with the interest payment on May 1, 2009. Ryerson completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, Ryerson’s obligation to pay additional interest ceased.

$150 Million 8    1/4% Senior Notes due 2011

At March 31, 2010, $4.1 million of the 8    1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

At March 31, 2010, Ryerson China’s total foreign borrowings were $19.1 million, $13.3 million was owed to banks in Asia at a weighted average interest rate of 3.7% secured by inventory and property, plant and equipment. Ryerson China also owed $5.8 million at March 31, 2010 to Van Shung Chong Holdings Limited (“VSC”), our joint venture partner, at a weighted average interest rate of 1.3%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2010 and 2009 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$—	$1	$1
Interest cost	11	11	2	3
Expected return on assets	(12)	(12)	—	—
Recognized actuarial net (gain) loss	2	—	(1)	(1)
Curtailment gain	—	—	—	(1)

Net periodic benefit cost (credit)	$2	$(1)	$2	$2

In February 2009, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire within 18 months of the effective date of April 1, 2009. This benefit curtailment action resulted in a gain of approximately $1.3 million during the first quarter of 2009.

Contributions

The Company has contributed $5 million to the pension plan fund through the three months ended March 31, 2010 and anticipates that it will have a minimum required pension contribution funding of approximately $41 million for the remaining nine months of 2010.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

NOTE 10: STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions)
Balance at December 31, 2009	—	$—	$456.2	$(189.3)	$(17.4)	$(118.7)	$35.6	$166.4
Net loss	—	—	—	(9.0)	—	—	—	(9.0)
Foreign currency translation	—	—	—	—	5.9	—	0.1	6.0
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, (net of tax provision of $0.1)	—	—	—	—	—	0.2	—	0.2

Balance at March 31, 2010	—	$—	$456.2	$(198.3)	$(11.5)	$(118.5)	$35.7	$163.6

The following sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net loss	$(9.0)	$(6.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	6.0	(9.8)
Changes in unrecognized benefit costs, net of tax provision of $0.7 in 2009	—	1.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax provision of $0.1 in 2010 and tax benefit of $0.2 in 2009	0.2	(0.3)

Total comprehensive income (loss)	(2.8)	(15.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	(2.3)

Comprehensive income (loss) attributable to Ryerson Inc.	$(2.9)	$(12.7)

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first three months of 2010 and 2009 was $1.3 million.

NOTE 12: INCOME TAXES

For the three months ended March 31, 2010, the Company recorded income tax expense from operations of $2.6 million compared to a $3.2 million income tax benefit in the prior year. The $2.6 million tax provision in the first quarter of 2010 primarily related to an increase to the valuation allowance on foreign tax credits and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets.

In accordance with ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. As a result of the historical twelve quarters of cumulative U.S. pre-tax losses incurred during the second quarter of 2009, we were unable to rely on the positive evidence of projected future income. We reviewed all of the other future sources of taxable income such as: 1) the expected reversal of existing taxable temporary differences, 2) our ability to carryback taxable losses, and 3) the availability of prudent and feasible tax planning strategies. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance balance was $100.1 million at March 31, 2010.

NOTE 13: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 19, 2007, Ryerson issued the Ryerson Notes. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Ryerson Credit Facility. Each guarantor of the Ryerson Notes is 100% owned by Ryerson and the guarantees are joint and several. Subject to certain exceptions, Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The following are condensed consolidating financial information of Ryerson Inc. and its guarantor and non-guarantor subsidiaries and affiliates as of March 31, 2010 and December 31, 2009 and for the three-month period ended March 31, 2010 and March 31, 2009:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$748.0	$125.1	$(1.6)	$871.5
Cost of materials sold	—	634.9	104.4	(1.6)	737.7

Gross profit	—	113.1	20.7	—	133.8
Warehousing, delivery, selling, general and administrative	1.2	101.3	16.3	—	118.8

Operating profit	(1.2)	11.8	4.4	—	15.0
Other income and (expense), net	—	—	(2.5)	—	(2.5)
Interest and other expense on debt	(17.1)	(0.7)	(1.1)	—	(18.9)
Intercompany transactions:
Interest expense on intercompany loans	(14.2)	—	(0.2)	14.4	—
Interest income on intercompany loans	—	14.4	—	(14.4)	—

Income (loss) before income taxes	(32.5)	25.5	0.6	—	(6.4)
Provision (benefit) for income taxes	(8.0)	9.6	1.0	—	2.6
Equity in (earnings) loss of subsidiaries	(15.5)	0.4	—	15.1	—

Net income (loss)	(9.0)	15.5	(0.4)	(15.1)	(9.0)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Ryerson Inc.	$(9.0)	$15.5	$(0.4)	$(15.1)	$(9.0)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$694.5	$110.8	$(0.6)	$804.7
Cost of materials sold	—	578.8	101.0	(0.6)	679.2

Gross profit	—	115.7	9.8	—	125.5
Warehousing, delivery, selling, general and administrative	0.9	108.5	14.7	—	124.1
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Other postretirement benefits curtailment gain	—	—	(1.3)	—	(1.3)

Operating profit (loss)	(0.9)	10.5	(3.6)	—	6.0
Other income and (expense), net	2.7	—	—	—	2.7
Interest and other expense on debt	(18.2)	0.4	(0.4)	—	(18.2)
Intercompany transactions:
Interest expense on intercompany loans	(12.2)	—	(0.2)	12.4	—
Interest income on intercompany loans	—	12.4	—	(12.4)	—

Income (loss) before income taxes	(28.6)	23.3	(4.2)	—	(9.5)
Provision (benefit) for income taxes	(11.6)	9.1	(0.7)	—	(3.2)
Equity in (earnings) loss of subsidiaries	(12.7)	1.5	—	11.2	—

Net income (loss)	(4.3)	12.7	(3.5)	(11.2)	(6.3)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(2.0)	—	(2.0)

Net income (loss) attributable to Ryerson Inc.	$(4.3)	$12.7	$(1.5)	$(11.2)	$(4.3)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(9.0)	$15.5	$(0.4)	$(15.1)	$(9.0)

Non-cash expenses	(13.1)	20.4	1.2	—	8.5
Equity in (earnings) loss of subsidiaries	(15.5)	0.4	—	15.1	—
Changes in working capital	31.9	(73.4)	(9.8)	—	(51.3)

Net adjustments	3.3	(52.6)	(8.6)	15.1	(42.8)

Net cash provided by (used in) operating activities	(5.7)	(37.1)	(9.0)	—	(51.8)

Investing activities:
Net cash provided by (used in) investing activities	—	39.5	5.2	(42.7)	2.0

Financing activities:
Net cash provided by (used in) financing activities	5.8	5.9	(0.9)	42.7	53.5

Net increase (decrease) in cash and cash equivalents	0.1	8.3	(4.7)	—	3.7
Effect of exchange rate changes on cash and cash equivalents	—	—	2.5	—	2.5

Net change in cash and cash equivalents	0.1	8.3	(2.2)	—	6.2
Beginning cash and cash equivalents	—	4.6	110.3	—	114.9

Ending cash and cash equivalents	$0.1	$12.9	$108.1	$—	$121.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(4.3)	$12.7	$(3.5)	$(11.2)	$(6.3)

Non-cash expenses	2.1	(1.2)	0.2	—	1.1
Equity in (earnings) loss of subsidiaries	(12.7)	1.5	—	11.2	—
Changes in working capital	31.0	224.3	(55.3)	—	200.0

Net adjustments	20.4	224.6	(55.1)	11.2	201.1

Net cash provided by (used in) operating activities	16.1	237.3	(58.6)	—	194.8

Investing activities:
Net cash provided by (used in) investing activities	—	(227.9)	(1.2)	236.0	6.9

Financing activities:
Net cash provided by (used in) financing activities	(15.6)	(9.6)	(5.3)	(236.0)	(266.5)

Net increase (decrease) in cash and cash equivalents	0.5	(0.2)	(65.1)	—	(64.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net change in cash and cash equivalents	0.5	(0.2)	(67.6)	—	(67.3)
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$0.6	$7.4	$33.6	$—	$41.6

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current assets	$1,643.3	$1,022.4	$292.1	$(1,613.2)	$1,344.6
Property, plant and equipment, net of accumulated depreciation	—	424.4	62.8	—	487.2
Other noncurrent assets	926.9	1,849.0	14.7	(2,633.2)	157.4

Total Assets	$2,570.2	$3,295.8	$369.6	$(4,246.4)	$1,989.2

Liabilities and Equity
Current liabilities	$48.2	$2,027.2	$74.2	$(1,613.2)	$536.4
Noncurrent liabilities	2,394.1	487.6	36.0	(1,628.5)	1,289.2
Ryerson Inc. stockholders’ equity	127.9	781.0	223.7	(1,004.7)	127.9
Noncontrolling interest	—	—	35.7	—	35.7

Total Liabilities and Equity	$2,570.2	$3,295.8	$369.6	$(4,246.4)	$1,989.2

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets	$1,662.4	$849.3	$261.8	$(1,633.7)	$1,139.8
Property, plant and equipment net of accumulated depreciation	—	427.7	61.0	—	488.7
Other noncurrent assets	810.6	1,896.0	14.8	(2,562.3)	159.1

Total Assets	$2,473.0	$3,173.0	$337.6	$(4,196.0)	$1,787.6

Liabilities and Equity
Current liabilities	$46.8	$1,921.8	$50.8	$(1,633.7)	$385.7
Noncurrent liabilities	2,295.4	485.9	33.1	(1,578.9)	1,235.5
Ryerson Inc. stockholders’ equity	130.8	765.3	218.1	(983.4)	130.8
Noncontrolling interest	—	—	35.6	—	35.6

Total Liabilities and Equity	$2,473.0	$3,173.0	$337.6	$(4,196.0)	$1,787.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations - Comparison of First Quarter 2010 to First Quarter 2009

	Three months ended March 31, 2010	% of Net Sales	Three months ended March 31, 2009	% of Net Sales
Net sales	$871.5	100.0%	$804.7	100.0%
Cost of materials sold	737.7	84.6	679.2	84.4

Gross profit	133.8	15.4	125.5	15.6
Warehousing, delivery, selling, general and administrative expenses	118.8	13.6	124.1	15.4
Gain on sale of assets	—	—	(3.3)	(0.4)
Other postretirement benefits curtailment gain	—	—	(1.3)	(0.1)

Operating profit	15.0	1.8	6.0	0.7
Other expenses	(21.4)	(2.5)	(15.5)	(1.9)
Provision (benefit) for income taxes	2.6	0.3	(3.2)	(0.4)

Net loss	(9.0)	(1.0)	(6.3)	(0.8)
Noncontrolling interest	—	—	(2.0)	(0.3)

Net loss attributable to Ryerson Inc.	$(9.0)	(1.0)%	$(4.3)	(0.5)%

For the first quarter of 2010, the Company reported a net loss of $9.0 million, as compared with a net loss of $6.3 million, in the first quarter of 2009.

Included in the first quarter of 2009 results is a pretax gain on sale of assets of $3.3 million or $2.0 million after-tax. The first quarter of 2009 also included a pretax other postretirement benefit curtailment gain of $1.3 million or $0.9 million after-tax.

The following table shows the Company’s percentage of sales revenue by major product lines for the first quarter of 2010 and 2009:

	Percentage of Sales Revenue Three Months Ended March 31,
Product Line	2010	2009
Stainless	28%	24%
Aluminum	23	21
Carbon flat rolled	28	29
Bars, tubing and structurals	8	9
Fabrication and carbon plate	8	12
Other	5	5

Total	100%	100%

Net sales. Revenue for the first quarter of 2010 increased 8.3% from the same period a year ago to $871.5 million. Tons sold for the first quarter of 2010 increased 14.3% from the first quarter of 2009 reflecting improvement in market conditions. Tons sold in the first quarter of 2010 increased across all products compared to the year-ago quarter. Average selling price decreased 5.2% against the price levels in the first quarter of 2009, primarily due to a decline in average selling price in our carbon steel products, partially offset by an increase in the average selling price in stainless steel.

Cost of materials sold. Cost of materials sold increased 8.6% to $737.7 million compared to $679.2 million in 2009. The increase in cost of materials sold in 2010 compared to 2009 is due to the increase in tons sold. The average cost of materials sold per ton decreased to $1,400 in 2010 from $1,473 in 2009.

Gross profit. Gross profit increased by $8.3 million to $133.8 million in the first quarter of 2010. Gross profit per ton decreased to $254 per ton in the first quarter of 2010 from $272 per ton in the year-ago quarter due to the greater decline in average selling price relative to the decline in average cost of materials sold. Gross profit as a percent of sales in the first quarter of 2010 decreased slightly to 15.4% from 15.6% a year ago.

Operating expenses. Total operating expenses decreased by $0.7 million to $118.8 million in the first quarter of 2010 from $119.5 million a year ago. The decrease was primarily due to lower bad debt expense of $6.1 million, lower reorganization costs of $1.6 million and lower wages and salaries of $1.8 million, partially offset by increased bonus and commission expenses of $4.8 million resulting from increased profitability, the $3.3 million gain on the sale of assets in the first quarter of 2009 and the $1.3 million postretirement benefits curtailment gain in the first quarter of 2009. On a per ton basis, first quarter of 2010 operating expenses decreased to $226 per ton from $259 per ton in the first quarter of 2009.

Operating profit. For the first quarter of 2010, the Company reported an operating profit of $15.0 million, or $28 per ton, compared to $6.0 million, or $13 per ton, in the first quarter of 2009, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $18.9 million from $18.2 million in the first quarter of 2009, primarily due to higher expense associated with our interest rate swaps, which are marked-to-market with a corresponding offset to interest and other expense on debt. Other income and (expense), net was a charge of $2.5 million in the first quarter of 2010 as compared to income of $2.7 million in the same period a year ago. The first quarter of 2010 was negatively impacted by foreign exchange losses related to our Canadian operations. The first quarter of 2009 benefited from a $2.7 million gain on the redemption of a portion of our 2015 Notes.

Provision for income taxes. In the first quarter of 2010, the Company recorded income tax expense of $2.6 million compared to a $3.2 million income tax benefit in the first quarter of 2009. The $2.6 million income tax expense in the first quarter of 2010 primarily related to an increase to the valuation allowance on foreign tax credits and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. The effective tax rate was 33.7% in the first quarter of 2009.

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

The following table summarizes the Company’s cash flows:

	Three months ended March 31,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$(51.8)	$194.8
Net cash provided by investing activities	2.0	6.9
Net cash provided by (used in) financing activities	53.5	(266.5)
Effect of exchange rates on cash and cash equivalents	2.5	(2.5)

Net increase (decrease) in cash and cash equivalents	$6.2	$(67.3)

The Company had cash and cash equivalents at March 31, 2010 of $121.1 million, compared to $114.9 million at December 31, 2009. The Company had $801 million and $754 million of total debt outstanding and a debt-to-capitalization ratio of 83% and 82% at March 31, 2010 and December 31, 2009, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility) of $398 million at March 31, 2010 versus $383 million at December 31, 2009.

Net cash used by operating activities of $51.8 million in the first three months of 2010 was primarily due to an increase in inventories of $74.9 million resulting from higher inventory purchases to support increased sales levels in the first quarter of 2010 and an increase in accounts receivable of $109.9 million reflecting higher net sales in the first three months of 2010, partially offset by an increase in accounts payable of $125.5 million.

Capital expenditures during the first three months of 2010 totaled $5.3 million compared to $7.4 million in the first three months of 2009. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $0.6 million and $14.6 million during the three-month periods ended March 31, 2010 and 2009, respectively.

Net cash provided by (used in) financing activities in the first three months of 2010 and 2009 was $53.5 million and $(266.5) million, respectively. Net cash provided by financing activities in the first three months of 2010 was primarily related to credit facility borrowings related to increased inventory purchases for the economic recovery. Net cash used in financing activities in the first quarter of 2009 was primarily related to credit facility repayments made possible from lower working capital requirements.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of the net cash used in operating activities, total debt in the Condensed Consolidated Balance Sheet increased to $801.0 million at March 31, 2010 from $754.2 million at December 31, 2009.

Total debt outstanding as of March 31, 2010 consisted of the following amounts: $298.7 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $19.1 million of foreign debt and $4.1 million under the 2011 Notes. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. At March 31, 2010, the Company had $298.7 million of outstanding borrowings, $27 million of letters of credit issued and $277 million available under the Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale of an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.1% at March 31, 2010 and December 31, 2009.

Amounts outstanding under the Ryerson Credit Facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for Ryerson’s Canadian subsidiary which is a borrower, a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate”). The spread over the base rate and Canadian prime rate is between 0.25% and 1.00% and the spread over the LIBOR and the bankers’ acceptances is between 1.25% and 2.00%, depending on the amount available to be borrowed. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.35% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by first-priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson, subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors.

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

Ryerson Notes

On October 19, 2007, Ryerson issued $150 million Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and $425 million 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”). The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Ryerson Credit Facility).

At March 31, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first three months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the condensed consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The Ryerson Notes will be redeemable by Ryerson, in whole or in part, at any time on or after November 1, 2011, at specified redemption prices. Additionally, on or prior to November 1, 2010, Ryerson Holding or the Company may redeem up to 35% of the outstanding 2015 Notes, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, Ryerson must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to a registration rights agreement, Ryerson agreed to file with the SEC by July 15, 2008 a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Notes and to consummate an exchange offer no later than November 12, 2008. Ryerson did not consummate an exchange offer by November 12, 2008 and therefore, was required to pay additional interest to the holders of the Ryerson Notes. As a result, Ryerson paid an additional approximately $0.6 million in interest to the holders of the Ryerson Notes with the interest payment on May 1, 2009. Ryerson completed the exchange offer on April 9, 2009. Upon completion of the exchange offer, Ryerson’s obligation to pay additional interest ceased.

Foreign Debt

At March 31, 2010, Ryerson China’s total foreign borrowings were $19.1 million, $13.3 million was owed to banks in Asia at a weighted average interest rate of 3.7% secured by inventory and property, plant and equipment. Ryerson China also owed $5.8 million at March 31, 2010 to VSC, our joint venture partner, at a weighted average interest rate of 1.3%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%.

$150 Million 8    1/4% Senior Notes due 2011

At March 31, 2010, $4.1 million of the 8    1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the Notes during 2007.

Pension Funding

At December 31, 2009, pension liabilities exceeded plan assets by $323 million. The Company anticipates that it will have a minimum required pension contribution of approximately $46 million in 2010 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2010, the Company has made $5 million in pension contributions, and anticipates an additional $41 million contribution in the remaining nine months of 2010. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2010.

Contractual Obligations

The following table presents contractual obligations at March 31, 2010:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	376	—	—	—	376
Other Long Term Notes	4	—	4	—	—
Ryerson Credit Facility	299	—	299	—	—
Foreign Debt	19	19	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	305	60	116	103	26
Purchase Obligations (3)	28	28	—	—	—
Operating leases	98	19	28	17	34

Total	$1,232	$126	$447	$223	$436

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $811 million at March 31, 2010 and $750 million at December 31, 2009 as compared with the carrying value of $801 million and $754 million at March 31, 2010 and December 31, 2009, respectively.

We had forward agreements for $100 million notional amount of pay fixed, receive floating interest rate swaps at March 31, 2010 and December 31, 2009, to effectively convert the interest rate from floating to fixed through July 2011. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At March 31, 2010, these agreements had a liability value of $1.3 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in the first three months of 2010 by approximately $0.9 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $11.1 million outstanding at March 31, 2010, and liability value of $0.3 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of March 31, 2010, we had 291 metric tons of nickel futures or option contracts outstanding with an asset value of $2.3 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2010.

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

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: May 12, 2010

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