Form 10-Q
period 2010-06-30
RYERSON INC.
filed 2010-08-03
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number 333-152102

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

As of July 30, 2010 there were 100 shares of Common Stock outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,020.2	$743.1	$1,891.7	$1,547.8
Cost of materials sold	887.6	657.5	1,625.3	1,336.7

Gross profit	132.6	85.6	266.4	211.1
Warehousing, delivery, selling, general and administrative	126.6	118.2	244.9	242.3
Gain on insurance settlement	(2.6)	—	(2.6)	—
Gain on sale of assets	—	—	—	(3.3)
Impairment charge on fixed assets	0.5	—	1.0	—
Other postretirement benefits curtailment gain	—	—	—	(1.3)

Operating profit (loss)	8.1	(32.6)	23.1	(26.6)
Other income and (expense), net	2.4	(4.5)	(0.1)	(1.8)
Interest and other expense on debt	(18.9)	(18.2)	(37.8)	(36.4)

Loss before income taxes	(8.4)	(55.3)	(14.8)	(64.8)
Provision for income taxes	3.7	75.2	6.3	72.0

Net loss	(12.1)	(130.5)	(21.1)	(136.8)
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.5)	(0.2)	(2.5)

Net loss attributable to Ryerson Inc.	$(11.9)	$(130.0)	$(20.9)	$(134.3)

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(21.1)	$(136.8)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18.4	17.7
Deferred income taxes	3.3	87.5
Gain on sale of assets	—	(3.3)
Impairment charge on fixed assets	1.0	—
Other postretirement benefits curtailment gain	—	(1.3)
Gain on retirement of debt	—	(2.7)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(180.7)	117.2
Inventories	(73.9)	247.6
Other assets	(2.3)	1.2
Accounts payable	100.3	40.4
Accrued liabilities	3.9	(25.0)
Accrued taxes payable/receivable	(0.1)	12.6
Deferred employee benefit costs	(13.2)	(1.7)
Other items	(0.3)	0.7

Net adjustments	(143.6)	490.9

Net cash provided by (used in) operating activities	(164.7)	354.1

Investing activities:
Decrease in restricted cash	4.0	0.2
Capital expenditures	(15.0)	(13.0)
Proceeds from sales of property, plant and equipment	1.5	14.7
Other	(8.2)	—

Net cash provided by (used in) investing activities	(17.7)	1.9

Financing activities:
Repayment of debt	(10.6)	(3.3)
Proceeds from credit facility borrowings	180.0	—
Net repayments of credit facility borrowings	(30.4)	(398.9)
Net increase (decrease) in book overdrafts	14.2	(27.5)

Net cash provided by (used in) financing activities	153.2	(429.7)

Net decrease in cash and cash equivalents	(29.2)	(73.7)
Effect of exchange rate changes on cash and cash equivalents	0.5	2.9

Net change in cash and cash equivalents	(28.7)	(70.8)
Cash and cash equivalents—beginning of period	114.9	108.9

Cash and cash equivalents—end of period	$86.2	$38.1

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$32.1	$34.3
Income taxes, net	3.9	(25.5)

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86.2	$114.9
Restricted cash	15.5	19.5
Receivables less provision for allowances, claims and doubtful accounts of $9.6 and $10.5, respectively	538.7	357.6
Inventories	679.7	601.7
Prepaid expenses and other current assets	63.9	46.1

Total current assets	1,384.0	1,139.8
Property, plant, and equipment, at cost	569.2	556.6
Less: Accumulated depreciation	82.7	67.9

Property, plant and equipment, net	486.5	488.7

Deferred income taxes	49.6	53.1
Other intangible assets	12.0	12.6
Goodwill	73.0	71.4
Deferred charges and other assets	19.3	22.0

Total assets	$2,024.4	$1,787.6

Liabilities
Current liabilities:
Accounts payable	$289.2	$173.4
Salaries, wages and commissions	42.7	36.7
Deferred income taxes	96.3	96.1
Other accrued liabilities	37.2	35.5
Short-term credit facility borrowings	10.6	28.4
Current portion of deferred employee benefits	15.5	15.6

Total current liabilities	491.5	385.7
Long-term debt	893.2	725.8
Deferred employee benefits	483.5	497.8
Taxes and other credits	11.9	11.9

Total liabilities	1,880.1	1,621.2

Commitments and contingencies

Equity
Ryerson Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2010 and 2009	—	—
Capital in excess of par value	456.2	456.2
Accumulated deficit	(210.2)	(189.3)
Accumulated other comprehensive loss	(137.5)	(136.1)

Total Ryerson Inc. stockholders’ equity	108.5	130.8
Noncontrolling interest	35.8	35.6

Total equity	144.3	166.4

Total liabilities and equity	$2,024.4	$1,787.6

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

In addition to our United States and Canada operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), formerly named VSC-Ryerson China Limited, a company in which we have a 50% direct ownership percentage and an additional 30% interest through affiliates of Ryerson Holding as of June 30, 2010 (see Note 13). We conducted material distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India until July 10, 2009, the date on which we sold our ownership interest to our joint venture partner.

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2010	2009	2010	2009
Stainless	28%	24%	28%	24%
Aluminum	21	22	22	21
Carbon flat rolled	29	28	29	28
Bars, tubing and structurals	8	7	8	8
Fabrication and carbon plate	10	12	9	13
Other	4	7	4	6

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. Our Chief Executive Officer, together with the Operating Committee selected by our Board of Directors, serve as our Chief Operating Decision Maker (CODM). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. During the second quarter of 2010, a strategic decision was made by the CODM to view our business globally as metals service centers. As such, the financial information provided to the CODM to evaluate performance and allocate resources has been revised to reflect this global view as opposed to geographic regions. We have one operating and reportable segment, metal service centers, per criteria set forth in ASC 280.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the requirements within ASU 2010-6 as of January 1, 2010, except for the Level 3 reconciliation disclosures. The adoption did not have an impact on our financial statements.

NOTE 3: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified as follows:

	June 30, 2010	December 31, 2009
	(In millions)
In process and finished products	$679.7	$601.7

If current cost had been used to value inventories, such inventories would have been $24 million and $72 million lower than reported at June 30, 2010 and December 31, 2009, respectively. Approximately 86% and 85% of inventories were accounted for under the LIFO method at June 30, 2010 and December 31, 2009, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities accounted for by the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of June 30, 2010 and December 31, 2009:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	N/A	N/A	N/A	N/A	Non-current taxes and other credits	$1.1	Non-current taxes and other credits	$1.0
Foreign exchange contracts	Deferred charges and other assets	$0.2	N/A	N/A	N/A	N/A	Non-current taxes and other credits	0.1

Commodity contracts	Receivables less provision for allowances, claims and doubtful accounts	0.4	Receivables less provision for allowances, claims and doubtful accounts	$0.7	N/A	N/A	N/A	N/A

Total derivatives		$0.6		$0.7		$1.1		$1.1

The Company’s interest rate forward contracts had a notional amount of $100 million as of June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $9.0 million and $15.9 million, respectively. As of June 30, 2010 and December 31, 2009, the Company had 255 and 428 metric tons, respectively, of nickel futures or option contracts related to forecasted purchases.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months and six months ended June 30, 2010 and 2009:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
		(In millions)
Interest rate contracts	Interest and other expense on debt	$(0.2)	$(0.9)	$(0.8)	$(0.5)

Foreign exchange contracts	Other income and (expense), net	0.5	(0.2)	0.1	(0.6)

Commodity contracts	Cost of materials sold	(1.8)	2.2	(0.2)	1.9

Total		$(1.5)	$1.1	$(0.9)	$0.8

Fair Value of Financial Instruments

As permitted by ASC 820-10-65-1, the Company adopted the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

1.	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

2.	Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

3.	Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010:

	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$53.1	$—	$—

Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.2	$—
Commodity contracts	—	0.4	—

Total asset derivatives	$—	$0.6	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$1.1	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has an interest rate swap to fix a portion of the Company’s interest payments on its debt obligations. The interest rate swap, which has a notional amount of $100 million, fixes a portion of our interest payments at an interest rate of 1.59%. The contract expires on July 15, 2011. The interest rate swap is valued using estimated future one-month LIBOR interest rates as compared to the fixed interest rate of 1.59%. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency, the US dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$86.2	$86.2	$114.9	$114.9
Receivables less provision for allowances, claims and doubtful accounts	538.7	538.7	357.6	357.6
Accounts payable	289.2	289.2	173.4	173.4
Long-term debt, including current portion	903.8	905.4	754.2	750.1

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

Assets Held for Sale

The Company had $26.2 and $24.0 million of assets held for sale, classified within other current assets, as of June 30, 2010 and December 31, 2009, respectively.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $73.0 million at June 30, 2010. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2009 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 6: ACQUISITIONS

On January 26, 2010, JT Ryerson acquired all of the issued and outstanding capital stock of Texas Steel Processing, Inc. (“TSP”), a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated financial statements.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In millions)
Secured Credit Facility	$410.0	$250.2
12% Senior Secured Notes due 2015	376.2	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4% Senior Secured Notes due 2011	4.1	4.1
Foreign debt	10.6	20.8

Total debt	903.8	754.2
Less:
Short-term credit facility borrowings	—	7.6
Foreign debt	10.6	20.8

Total long-term debt	$893.2	$725.8

Ryerson Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. At June 30, 2010, the Company had $410.0 million of outstanding borrowings, $29 million of letters of credit issued and $335 million available under the Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.2% and 2.1% at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first six months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the condensed consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

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

$150 Million 8    1/4% Senior Notes due 2011

At June 30, 2010, $4.1 million of the 8    1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Foreign Debt

At June 30, 2010, Ryerson China’s total foreign borrowings were $10.6 million, of which, $8.5 million was owed to banks in Asia at a weighted average interest rate of 2.5% secured by inventory and property, plant and equipment. Ryerson China also owed $2.1 million at June 30, 2010 to Van Shung Chong Holdings Limited (“VSC”), our joint venture partner, at a weighted average interest rate of 0.2%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%. Availability under the foreign credit lines was $17 million and $8 million at June 30, 2010 and December 31, 2009, respectively.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increases from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At June 30, 2010, the accreted value of the Ryerson Holding Notes was $233.7 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

The Ryerson Holding Notes contain customary covenants that, among other things, limit, subject to certain exceptions, Ryerson Holding’s ability to incur additional indebtedness, pay dividends on its capital stock or repurchase its capital stock, make certain investments or other restricted payments, create liens or use assets as security in other transactions, enter into sale and leaseback transactions, merge, consolidate or transfer or dispose of substantially all of Ryerson Holding’s assets, and engage in certain transactions with affiliates.

The Ryerson Holding Notes are redeemable, at the option of Ryerson Holding, in whole or in part, at any time at specified redemption prices. The Ryerson Holding Notes are required to be redeemed upon the receipt of net proceeds of certain qualified equity issuances, specified change of controls and/or specified receipt of dividends.

Although the Ryerson Holding Notes are not recorded on the Company’s balance sheet, Ryerson plans to provide funds, in the form of dividends, to service the Ryerson Holding Notes to Ryerson Holding. The terms of the Ryerson Notes (discussed above) restrict Ryerson from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund interest and principal payments on the Ryerson Holding Notes when due, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

NOTE 8: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2010 and 2009 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	11	11	2	3
Expected return on assets	(12)	(12)	—	—
Recognized actuarial net (gain) loss	1	—	(1)	—

Net periodic benefit cost (credit)	$1	$—	$1	$3

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Components of net periodic benefit cost
Service cost	$2	$1	$1	$1
Interest cost	22	22	4	6
Expected return on assets	(24)	(24)	—	—
Recognized actuarial net (gain) loss	3	—	(2)	(1)
Curtailment gain	—	—	—	(1)

Net periodic benefit cost (credit)	$3	$(1)	$3	$5

In February 2009, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire within 18 months of the effective date of April 1, 2009. This benefit curtailment action resulted in a gain of approximately $1.3 million during the first quarter of 2009.

Contributions

The Company has contributed $13 million to the pension plan fund through the six months ended June 30, 2010 and anticipates that it will have a minimum required pension contribution funding of approximately $33 million for the remaining six months of 2010.

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

NOTE 10: STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

The following table details changes in capital accounts:

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Available-For-Sale Investment	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions)
Balance at December 31, 2009	—	$—	$456.2	$(189.3)	$(17.4)	$(118.7)	$—	$35.6	$166.4
Net loss	—	—	—	(20.9)	—	—	—	(0.2)	(21.1)
Foreign currency translation	—	—	—	—	(2.1)	—	—	0.4	(1.7)
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, (net of tax provision of $0.3)	—	—	—	—	—	0.5	—	—	0.5
Unrealized gain on available-for-sale investment (net of tax provision of $0.1)	—	—	—	—	—	—	0.2	—	0.2

Balance at June 30, 2010	—	$—	$456.2	$(210.2)	$(19.5)	$(118.2)	$0.2	$35.8	$144.3

The following sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Net loss	$(12.1)	$(130.5)	$(21.1)	$(136.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.7)	16.3	(1.7)	6.5
Changes in unrecognized benefit costs, net of tax provision of $0.7 in 2009	—	—	—	1.4
Benefit plan liabilities – adjustment for recognition of prior service cost and net loss, net of tax provision of $0.3 in 2010 and tax benefit of $0.4 in 2009	0.3	(0.3)	0.5	(0.6)
Unrealized gain on available-for-sale investment, net of tax provision of $0.1 in 2010	0.2	—	0.2	—

Total comprehensive loss	(19.3)	(114.5)	(22.1)	(129.5)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	(0.9)	0.2	(3.2)

Comprehensive loss attributable to Ryerson Inc.	$(19.4)	$(113.6)	$(22.3)	$(126.3)

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first six months of 2010 and 2009 was $2.5 million.

NOTE 12: INCOME TAXES

For the three months ended June 30, 2010, the Company recorded income tax expense from operations of $3.7 million compared to a $75.2 million income tax expense in the prior year. The $3.7 million tax provision in the second quarter of 2010 primarily related to an increase to the valuation allowance on foreign tax credits and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets.

In accordance with ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. As a result of the historical twelve quarters of cumulative U.S. pre-tax losses incurred during the second quarter of 2009, we were unable to rely on the positive evidence of projected future income. We reviewed all of the other future sources of taxable income such as: 1) the expected reversal of existing taxable temporary differences, 2) our ability to carryback taxable losses, and 3) the availability of prudent and feasible tax planning strategies. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance balance was $101.4 million at June 30, 2010.

For the six months ended June 30, 2010, the Company recorded income tax expense of $6.3 million compared to $72.0 million of expense in the prior year. As discussed above, during the first six months of 2009 the Company recorded non-cash charges of $74.3 million to establish a valuation allowance against its U.S. deferred tax assets. The first six months of 2009 also included a $13.5 million charge to increase deferred tax liabilities related to the Company’s joint venture in India, which we determined was no longer permanently reinvested.

NOTE 13: SUBSEQUENT EVENTS

On July 12, 2010, Ryerson Holding, our parent company, acquired VSC’s 20 percent ownership in Ryerson China. Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. The acquisition is not material to our consolidated financial statements.

NOTE 14: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 19, 2007, Ryerson issued the Ryerson Notes. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Ryerson Credit Facility. Each guarantor of the Ryerson Notes is 100% owned by Ryerson and the guarantees are joint and several. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The following are condensed consolidating financial information of Ryerson and its guarantor and non-guarantor subsidiaries and affiliates as of June 30, 2010 and December 31, 2009 and for the three-month and six-month periods ended June 30, 2010 and 2009:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$877.1	$144.5	$(1.4)	$1,020.2
Cost of materials sold	—	764.9	124.1	(1.4)	887.6

Gross profit	—	112.2	20.4	—	132.6
Warehousing, delivery, selling, general and administrative	1.3	108.0	17.3	—	126.6
Gain on insurance settlement	(2.6)	—	—	—	(2.6)
Impairment charge on fixed assets	—	0.5	—	—	0.5

Operating profit	1.3	3.7	3.1	—	8.1
Other income and (expense), net	—	—	2.4	—	2.4
Interest and other expense on debt	(17.6)	(0.3)	(1.0)	—	(18.9)
Intercompany transactions:
Interest expense on intercompany loans	(13.7)	—	(0.1)	13.8	—
Interest income on intercompany loans	—	13.8	—	(13.8)	—

Loss before income taxes	(30.0)	17.2	4.4	—	(8.4)
Provision (benefit) for income taxes	(1.9)	3.3	2.3	—	3.7
Equity in (earnings) loss of subsidiaries	(16.2)	(2.5)	—	18.7	—

Net loss	(11.9)	16.4	2.1	(18.7)	(12.1)
Less: Net loss attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Ryerson Inc.	$(11.9)	$16.4	$2.3	$(18.7)	$(11.9)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$646.5	$97.9	$(1.3)	$743.1
Cost of materials sold	—	572.7	86.1	(1.3)	657.5

Gross profit	—	73.8	11.8	—	85.6
Warehousing, delivery, selling, general and administrative	1.2	100.8	16.2	—	118.2

Operating loss	(1.2)	(27.0)	(4.4)	—	(32.6)
Other income and (expense), net	—	—	(4.5)	—	(4.5)
Interest and other expense on debt	(17.1)	(0.9)	(0.2)	—	(18.2)
Intercompany transactions:
Interest expense on intercompany loans	(14.1)	—	—	14.1	—
Interest income on intercompany loans	—	13.5	0.6	(14.1)	—

Loss before income taxes	(32.4)	(14.4)	(8.5)	—	(55.3)
Provision for income taxes	(11.3)	88.6	(2.1)	—	75.2
Equity in (earnings) loss of subsidiaries	108.9	6.3	—	(115.2)	—

Net loss	(130.0)	(109.3)	(6.4)	115.2	(130.5)
Less: Net loss attributable to noncontrolling interest	—	—	(0.5)	—	(0.5)

Net loss attributable to Ryerson Inc.	$(130.0)	$(109.3)	$(5.9)	$115.2	$(130.0)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,625.1	$269.6	$(3.0)	$1,891.7
Cost of materials sold	—	1,399.8	228.5	(3.0)	1,625.3

Gross profit	—	225.3	41.1	—	266.4
Warehousing, delivery, selling, general and administrative	2.5	208.8	33.6	—	244.9
Gain on insurance settlement	(2.6)	—	—	—	(2.6)
Impairment charge on fixed assets	—	1.0	—	—	1.0

Operating profit	0.1	15.5	7.5	—	23.1
Other income and (expense), net	—	—	(0.1)	—	(0.1)
Interest and other expense on debt	(34.7)	(1.0)	(2.1)	—	(37.8)
Intercompany transactions:
Interest expense on intercompany loans	(27.9)	—	(0.3)	28.2	—
Interest income on intercompany loans	—	28.2	—	(28.2)	—

Loss before income taxes	(62.5)	42.7	5.0	—	(14.8)
Provision for income taxes	(9.9)	12.9	3.3	—	6.3
Equity in (earnings) loss of subsidiaries	(31.7)	(2.1)	—	33.8	—

Net loss	(20.9)	31.9	1.7	(33.8)	(21.1)
Less: Net loss attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Ryerson Inc.	$(20.9)	$31.9	$1.9	$(33.8)	$(20.9)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,341.0	$208.7	$(1.9)	$1,547.8
Cost of materials sold	—	1,151.0	187.6	(1.9)	1,336.7

Gross profit	—	190.0	21.1	—	211.1
Warehousing, delivery, selling, general and administrative	2.2	210.1	30.0	—	242.3
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Other postretirement benefits curtailment gain	—	—	(1.3)	—	(1.3)

Operating loss	(2.2)	(16.8)	(7.6)	—	(26.6)
Other income and (expense), net	2.7	—	(4.5)	—	(1.8)
Interest and other expense on debt	(35.3)	(0.5)	(0.6)	—	(36.4)
Intercompany transactions:
Interest expense on intercompany loans	(26.3)	—	(0.2)	26.5	—
Interest income on intercompany loans	—	25.9	0.6	(26.5)	—

Loss before income taxes	(61.1)	8.6	(12.3)	—	(64.8)
Provision for income taxes	(22.9)	97.7	(2.8)	—	72.0
Equity in (earnings) loss of subsidiaries	96.1	7.3	—	(103.4)	—

Net loss	(134.3)	(96.4)	(9.5)	103.4	(136.8)
Less: Net loss attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)

Net loss attributable to Ryerson Inc.	$(134.3)	$(96.4)	$(7.0)	$103.4	$(134.3)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(20.9)	$31.9	$1.7	$(33.8)	$(21.1)

Non-cash expenses	(11.7)	31.7	2.4	—	22.4
Equity in (earnings) loss of subsidiaries	(31.7)	(2.1)	—	33.8	—
Changes in working capital	(40.9)	(107.0)	(18.1)	—	(166.0)

Net adjustments	(84.3)	(77.4)	(15.7)	33.8	(143.6)

Net cash provided by (used in) operating activities	(105.2)	(45.5)	(14.0)	—	(164.7)

Investing activities:
Net cash provided by (used in) investing activities	(0.9)	45.6	1.2	(63.6)	(17.7)

Financing activities:
Net cash provided by (used in) financing activities	106.2	2.8	(19.4)	63.6	153.2

Net increase (decrease) in cash and cash equivalents	0.1	2.9	(32.2)	—	(29.2)
Effect of exchange rate changes on cash	—	(0.1)	0.6	—	0.5

Net change in cash and cash equivalents	0.1	2.8	(31.6)	—	(28.7)
Beginning cash and cash equivalents	—	4.6	110.3	—	114.9

Ending cash and cash equivalents	$0.1	$7.4	$78.7	$—	$86.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(134.3)	$(96.4)	$(9.5)	$103.4	$(136.8)

Non-cash expenses	(10.6)	109.4	(0.2)	—	98.6
Equity in (earnings) loss of subsidiaries	96.1	7.3	—	(103.4)	—
Changes in working capital	11.2	429.8	(48.7)	—	392.3

Net adjustments	96.7	546.5	(48.9)	(103.4)	490.9

Net cash provided by (used in) operating activities	(37.6)	450.1	(58.4)	—	354.1

Investing activities:
Net cash provided by (used in) investing activities	—	(425.3)	(1.5)	428.7	1.9

Financing activities:
Net cash provided by (used in) financing activities	37.6	(27.5)	(11.1)	(428.7)	(429.7)

Net increase (decrease) in cash and cash equivalents	—	(2.7)	(71.0)	—	(73.7)
Effect of exchange rate changes on cash	—	—	2.9	—	2.9

Net change in cash and cash equivalents	—	(2.7)	(68.1)	—	(70.8)
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$0.1	$4.9	$33.1	$—	$38.1

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current assets	$1,713.1	$1,075.8	$270.6	$(1,675.5)	$1,384.0
Property, plant and equipment, net of accumulated depreciation	—	424.4	62.1	—	486.5
Other noncurrent assets	934.4	1,830.3	14.1	(2,624.9)	153.9

Total Assets	$2,647.5	$3,330.5	$346.8	$(4,300.4)	$2,024.4

Liabilities and Equity
Current liabilities	$37.1	$2,060.0	$69.9	$(1,675.5)	$491.5
Noncurrent liabilities	2,501.9	472.6	23.2	(1,609.1)	1,388.6
Ryerson Inc. stockholders’ equity	108.5	797.9	217.9	(1,015.8)	108.5
Noncontrolling interest	—	—	35.8	—	35.8

Total Liabilities and Equity	$2,647.5	$3,330.5	$346.8	$(4,300.4)	$2,024.4

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

Results of Operations - Comparison of Second Quarter 2010 to Second Quarter 2009

	Three months ended June 30, 2010	% of Net Sales	Three months ended June 30, 2009	% of Net Sales
Net sales	$1,020.2	100.0%	$743.1	100.0%
Cost of materials sold	887.6	87.0	657.5	88.5

Gross profit	132.6	13.0	85.6	11.5
Warehousing, delivery, selling, general and administrative expenses	126.6	12.4	118.2	15.9
Impairment charge on fixed assets	0.5	0.1	—	—
Gain on insurance settlement	(2.6)	(0.3)	—	—

Operating profit (loss)	8.1	0.8	(32.6)	(4.4)
Other expenses	(16.5)	(1.6)	(22.7)	(3.1)
Provision for income taxes	3.7	0.4	75.2	10.1

Net loss	(12.1)	(1.2)	(130.5)	(17.6)
Noncontrolling interest	(0.2)	—	(0.5)	(0.1)

Net loss attributable to Ryerson Inc.	$(11.9)	(1.2)%	$(130.0)	(17.5)%

For the second quarter of 2010, the Company reported a net loss of $12.1 million, as compared with a net loss of $130.5 million, in the second quarter of 2009.

Included in the second quarter of 2010 results is a gain on an insurance settlement of $2.6 million.

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2010 and 2009:

	Percentage of Sales Revenue Three Months Ended June 30,
Product Line	2010	2009
Stainless	28%	24%
Aluminum	21	22
Carbon flat rolled	29	28
Bars, tubing and structurals	8	7
Fabrication and carbon plate	10	12
Other	4	7

Total	100%	100%

Net sales. Revenue for the second quarter of 2010 increased 37.3% from the same period a year ago to $1,020.2 million. Tons sold for the second quarter of 2010 increased 21.8% from the second quarter of 2009 reflecting improvement in market conditions. Tons sold in the second quarter of 2010 increased across all products compared to the year-ago quarter. Average selling price increased 12.7% against the price levels in the second quarter of 2009, as metals prices increased as market conditions improved.

Cost of materials sold. Cost of materials sold increased 35.0% to $887.6 million compared to $657.5 million in the second quarter of 2009. The increase in cost of materials sold in 2010 compared to 2009 is due to the increase in tons sold. The average cost of materials sold per ton increased to $1,525 in 2010 from $1,377 in 2009 primarily due to increased stainless steel and aluminum product cost.

Gross profit. Gross profit increased by $47.0 million to $132.6 million in the second quarter of 2010. Gross profit per ton increased to $228 per ton in the second quarter of 2010 from $179 per ton in the second quarter of 2009 due to the greater increase in average selling price relative to the increase in average cost of materials sold. Gross profit as a percent of sales in the second quarter of 2010 increased slightly to 13.0% from 11.5% a year ago.

Operating expenses. Total operating expenses increased by $6.3 million to $124.5 million in the second quarter of 2010 from $118.2 million a year ago. The increase was primarily due to increased bonus and commission expenses of $6.5 million resulting from increased profitability, higher delivery expenses of $2.9 million, higher salaries and wages of $2.2 million and higher employee benefit costs of $2.2 million, partially offset by lower reorganization costs of $3.0 million, lower legal expenses of $2.4 million, and the recognition of a gain on an insurance settlement of $2.6 million. On a per ton basis, second quarter of 2010 operating expenses decreased to $214 per ton from $247 per ton in the second quarter of 2009.

Operating profit. For the second quarter of 2010, the Company reported an operating profit of $8.1 million, or $14 per ton, compared to an operating loss of $32.6 million, or a loss of $68 per ton, in the second quarter of 2009, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $18.9 million from $18.2 million in the second quarter of 2009, primarily due to higher amortization of credit facility issuance costs in China and higher average borrowings on our credit facility in the United States. Other income and (expense), net was income of $2.4 million in the second quarter of 2010 as compared to a charge of $4.5 million in the same period a year ago. The second quarter of 2010 benefited from foreign exchange gains related to our Canadian operations. The second quarter of 2009 was negatively impacted by a $4.7 million foreign exchange loss related to a short term loan from our Canadian operations.

Provision for income taxes. In the second quarter of 2010, the Company recorded income tax expense of $3.7 million compared to $75.2 million in the second quarter of 2009. The $3.7 million income tax expense in the second quarter of 2010 primarily related to an increase to the valuation allowance on foreign tax credits and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. During the second quarter of 2009, the Company recorded a charge of $74.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. The second quarter of 2009 also included a $13.5 million charge to increase deferred tax liabilities related to the Company’s joint venture in India, which we determined was no longer permanently reinvested.

Results of Operations - Comparison of First Six Months 2010 to First Six Months 2009

	Six months ended June 30, 2010	% of Net Sales	Six months ended June 30, 2009	% of Net Sales
Net sales	$1,891.7	100.0%	$1,547.8	100.0%
Cost of materials sold	1,625.3	85.9	1,336.7	86.4

Gross profit	266.4	14.1	211.1	13.6
Warehousing, delivery, selling, general and administrative expenses	244.9	12.9	242.3	15.6
Gain on insurance settlement	(2.6)	(0.1)	—	—
Gain on sale of assets	—	—	(3.3)	(0.2)
Impairment charge on fixed assets	1.0	0.1	—	—
Other postretirement benefits curtailment gain	—	—	(1.3)	(0.1)

Operating profit (loss)	23.1	1.2	(26.6)	(1.7)
Other expenses	(37.9)	(2.0)	(38.2)	(2.4)
Provision benefit for income taxes	6.3	0.3	72.0	4.7

Net loss	(21.1)	(1.1)	(138.6)	(8.8)
Noncontrolling interest	(0.2)	—	(2.5)	(0.1)

Net loss attributable to Ryerson Inc.	$(20.9)	(1.1)%	$(134.3)	(8.7)%

For the first six months of 2010, the Company reported a net loss of $21.1 million, as compared with a net loss of $138.6 million, in the first six months of 2009.

Included in the first six months of 2010 results is gain on an insurance settlement of $2.6 million. Included in the first six months of 2009 results is a pretax gain on sale of assets of $3.3 million or $2.0 million after-tax. The first six months of 2009 also included a pretax other postretirement benefit curtailment gain of $1.3 million or $0.9 million after-tax.

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2010 and 2009:

	Percentage of Sales Revenue Six Months Ended June 30,
Product Line	2010	2009
Stainless	28%	24%
Aluminum	22	21
Carbon flat rolled	29	28
Bars, tubing and structurals	8	8
Fabrication and carbon plate	9	13
Other	4	6

Total	100%	100%

Net sales. Revenue for the first six months of 2010 increased 22.2% from the same period a year ago to $1,891.7 million. Tons sold for the first six months of 2010 increased 18.1% from the first six months of 2009 reflecting improvement in market conditions. Tons sold in the first six months of 2010 increased across all products compared to the year-ago quarter. Average selling price increased 3.5% against the price levels in the first six months of 2009, primarily due to an increase in average selling price in stainless steel.

Cost of materials sold. Cost of materials sold increased 21.6% in the first six months to $1,625.3 million compared to $1,336.7 million for the same period in 2009. The increase in cost of materials sold in 2010 compared to 2009 is due to the increase in tons sold. The average cost of materials sold per ton increased to $1,466 in 2010 from $1,424 in 2009 primarily due to increased stainless steel product cost.

Gross profit. Gross profit increased by $55.3 million to $266.4 million in the first six months of 2010. Gross profit per ton increased to $240 per ton in the first six months of 2010 from $225 per ton in the year-ago period due to the greater increase in average selling price relative to the increase in average cost of materials sold. Gross profit as a percent of sales in the first six months of 2010 increased slightly to 14.1% from 13.6% a year ago.

Operating expenses. Total operating expenses increased by $5.6 million to $243.3 million in the first six months of 2010 from $237.7 million in the first six months of 2009. The increase was primarily due to increased bonus and commission expenses of $11.4 million resulting from increased profitability, higher facility costs of $3.1 million, higher delivery expenses of $3.0 million, the $3.3 million gain on the sale of assets in the first six months of 2009 and the $1.3 million postretirement benefits curtailment gain in the first six months of 2009, partially offset by lower bad debt expense of $7.0 million, lower reorganization costs of $4.7 million, lower legal expenses of $2.2 million, and the recognition of a gain on an insurance settlement of $2.6 million in the first six months of 2010. On a per ton basis, first six months of 2010 operating expenses decreased to $219 per ton from $253 per ton in the first six months of 2009.

Operating profit. For the first six months of 2010, the Company reported an operating profit of $23.1 million, or $21 per ton, compared to an operating loss of $26.6 million, or a loss of $28 per ton, in the first six months of 2009, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $37.8 million from $36.4 million in the first six months of 2009, primarily due to higher amortization of credit facility issuance costs in China and higher expense associated with our interest rate swaps, which are marked-to-market with a corresponding offset to interest and other expense on debt. Other income and (expense), net was a charge of $0.1 million in the first six months of 2010 as compared to a charge of $1.8 million in the same period a year ago. The first six months of 2009 was negatively impacted by a $4.7 million foreign exchange loss related to a short term loan from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of a portion of our 2015 Notes.

Provision for income taxes. In the first six months of 2010, the Company recorded income tax expense of $6.3 million compared to $72.0 million in the first six months of 2009. The $6.3 million income tax expense in the first six months of 2010 primarily related to an increase to the valuation allowance on foreign tax credits and to foreign income tax expense. The valuation allowance was adjusted to increase the allowance for changes in our deferred tax assets. During the first six months of 2009, the Company recorded a charge of $74.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. The first six months of 2009 also included a $13.5 million charge to increase deferred tax liabilities related to the Company’s joint venture in India, which we determined was no longer permanently reinvested.

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

The following table summarizes the Company’s cash flows:

	Six months ended June 30,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$(164.7)	$354.1
Net cash provided by (used in) investing activities	(17.7)	1.9
Net cash provided by (used in) financing activities	153.2	(429.7)
Effect of exchange rates on cash and cash equivalents	0.5	2.9

Net decrease in cash and cash equivalents	$(28.7)	$(70.8)

The Company had cash and cash equivalents at June 30, 2010 of $86.2 million, compared to $114.9 million at December 31, 2009. The Company had $904 million and $754 million of total debt outstanding and a debt-to-capitalization ratio of 86% and 82% at June 30, 2010 and December 31, 2009, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $438 million at June 30, 2010 versus $391 million at December 31, 2009. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Net cash used by operating activities of $164.7 million in the first six months of 2010 was primarily due to an increase in inventories of $73.9 million resulting from higher inventory purchases to support increased sales levels in the first six months of 2010 and an increase in accounts receivable of $180.7 million reflecting higher net sales in the first six months of 2010, partially offset by an increase in accounts payable of $100.3 million.

Capital expenditures during the first six months of 2010 totaled $15.0 million compared to $13.0 million in the first six months of 2009. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $1.5 million and $14.7 million during the six-month periods ended June 30, 2010 and 2009, respectively.

Net cash provided by (used in) financing activities in the first six months of 2010 and 2009 was $153.2 million and $(429.7) million, respectively. Net cash provided by financing activities in the first six months of 2010 was primarily related to credit facility borrowings related to increased inventory purchases for the economic recovery. Net cash used in financing activities in the first six months of 2009 was primarily related to credit facility repayments made possible from lower working capital requirements.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of the net cash used in operating activities, total debt in the Condensed Consolidated Balance Sheet increased to $903.8 million at June 30, 2010 from $754.2 million at December 31, 2009.

Total debt outstanding as of June 30, 2010 consisted of the following amounts: $410.0 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $10.6 million of foreign debt and $4.1 million under the 2011 Notes. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On October 19, 2007, the Company entered into a 5-year, $1.35 billion revolving credit facility agreement (“Ryerson Credit Facility”) with a maturity date of October 18, 2012. At June 30, 2010, the Company had $410.0 million of outstanding borrowings, $29 million of letters of credit issued and $335 million available under the Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted-average interest rate on the borrowings under the Ryerson Credit Facility was 2.2% and 2.1% at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During the first six months of 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the condensed consolidated statement of operations.

The Ryerson Notes and guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof) including equipment, owned real property interests valued at $1 million or more, and all present and future shares of capital stock or other equity interests of each of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests, of each of our and each guarantor’s directly owned foreign restricted subsidiaries, in each case subject to certain exceptions and customary permitted liens. The Ryerson Notes and guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The Ryerson Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

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

Foreign Debt

At June 30, 2010, Ryerson China’s total foreign borrowings were $10.6 million, of which, $8.5 million was owed to banks in Asia at a weighted average interest rate of 2.5% secured by inventory and property, plant and equipment. Ryerson China also owed $2.1 million at June 30, 2010 to VSC, our joint venture partner, at a weighted average interest rate of 0.2%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%. Availability under the foreign credit lines was $17 million and $8 million at June 30, 2010 and December 31, 2009, respectively.

$150 Million 8    1/4% Senior Notes due 2011

At June 30, 2010, $4.1 million of the 8    1/4% Senior Notes due 2011 (“2011 Notes”) remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the Notes during 2007.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (the “Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increases from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At June 30, 2010, the accreted value of the Ryerson Holding Notes was $233.7 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

The Ryerson Holding Notes contain customary covenants that, among other things, limit, subject to certain exceptions, Ryerson Holding’s ability to incur additional indebtedness, pay dividends on its capital stock or repurchase its capital stock, make certain investments or other restricted payments, create liens or use assets as security in other transactions, enter into sale and leaseback transactions, merge, consolidate or transfer or dispose of substantially all of Ryerson Holding’s assets, and engage in certain transactions with affiliates.

The Ryerson Holding Notes are redeemable, at the option of Ryerson Holding, in whole or in part, at any time at specified redemption prices. The Ryerson Holding Notes are required to be redeemed upon the receipt of net proceeds of certain qualified equity issuances, specified change of controls and/or specified receipt of dividends.

Although the Ryerson Holding Notes are not recorded on the Company’s balance sheet, Ryerson plans to provide funds, in the form of dividends, to service the Ryerson Holding Notes to Ryerson Holding. The terms of the Ryerson Notes (discussed above) restrict Ryerson from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund interest and principal payments on the Ryerson Holding Notes when due, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

Pension Funding

At December 31, 2009, pension liabilities exceeded plan assets by $323 million. The Company anticipates that it will have a minimum required pension contribution of approximately $46 million in 2010 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2010, the Company has made $13 million in pension contributions, and anticipates an additional $33 million contribution in the remaining six months of 2010. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2010.

Contractual Obligations

The following table presents contractual obligations at June 30, 2010:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	376	—	—	—	376
Other Long Term Notes	4	—	4	—	—
Ryerson Credit Facility	410	—	410	—	—
Foreign Debt	11	11	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	299	62	120	101	16
Purchase Obligations (3)	27	27	—	—	—
Operating leases	92	19	26	16	31

Total	$1,322	$119	$560	$220	$423

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $905 million at June 30, 2010 and $750 million at December 31, 2009 as compared with the carrying value of $904 million and $754 million at June 30, 2010 and December 31, 2009, respectively.

We had forward agreements for $100 million notional amount of pay fixed, receive floating interest rate swaps at June 30, 2010 and December 31, 2009, to effectively convert the interest rate from floating to fixed through July 2011. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At June 30, 2010, these agreements had a liability value of $1.1 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in the first six months of 2010 by approximately $2.1 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $9.0 million outstanding at June 30, 2010, and an asset value of $0.2 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of June 30, 2010, we had 255 metric tons of nickel futures or option contracts outstanding with an asset value of $0.4 million.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2010.

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

Date: August 3, 2010

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