Form 10-K
period 2010-12-31
RYERSON INC.
filed 2011-03-15
CIK 790528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2011, there were 100 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	cyclicality of our business, due to the cyclical nature of our customers’ businesses;

•

remaining competitive and maintaining market share in the highly fragmented metals distribution industry, in which price is a competitive tool and in which customers who purchase commodity products are often able to source metals from a variety of sources;

•	impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;

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

•

consolidation in the metals producer industry, in which we purchase products, which could limit our ability to effectively negotiate and manage costs of inventory or cause material shortages, both of which could impact profitability.

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

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). Ryerson, through its predecessor, has been in business since 1842.

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

On October 31, 2008, Ryerson Holding acquired an additional 20% interest in Ryerson China Limited (“Ryerson China”), formerly named VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited (“VSC”), increasing Ryerson Holding’s ownership percentage to 60%. On December 31, 2008, VSC sold an additional 20% interest in Ryerson China: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. We consolidated the operations of Ryerson China as of October 31, 2008.

Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson”, “we,” “us,” “our,” or the “Company.”

In addition to our United States, Canada, Mexico and China operations, we conducted materials distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Iron & Steel Corporation, an integrated steel manufacturer in India, until July 10, 2009, when we sold our 50% investment to our joint venture partner, Tata Steel Limited.

Our Company

We are a leading North American processor and distributor of metals measured in terms of sales, with operations in the United States, Canada, Mexico and China. We distribute and process various kinds of metals, including stainless and carbon steel and aluminum products. We are among the largest purchasers of metals in North America. For the year ended December 31, 2010, we purchased approximately 2.4 million tons of materials from many suppliers throughout the world. As of December 31, 2010, we operated approximately 100 facilities across North America and five facilities in China. For the year ended December 31, 2010, our net sales were $3.9 billion and our net loss was $70.0 million.

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

We have approximately 40,000 customers across a wide range of end markets. For the year ended December 31, 2010, no single customer accounted for more than 5% of our sales and our top 10 customers accounted for less than 12% of our sales. Our customer base ranges in size from large, national, original equipment manufacturers, to local independently owned fabricators and machine shops. Our geographic network and customization capabilities allow us to serve large, national manufacturing companies in North America by providing a consistent standard of products and services across multiple locations. Many of our facilities possess processing capabilities, which allow us to provide customized products and solutions to local customers on a smaller scale while maintaining just-in-time deliveries to our customers.

As part of securing customer orders, we also provide technical services to our customers to assure a cost effective material application while maintaining or improving the customers’ product quality. We have designed our services to reduce our customers’ costs by minimizing their investment in inventory and improving their production efficiency.

Since Platinum’s acquisition of Ryerson in October 2007, we have implemented numerous strategic initiatives aimed at reducing costs, improving working capital management, increasing efficiencies and enhancing liquidity. Our management team has decentralized our operations, improved inventory turns, rationalized facilities and reduced headcount. These changes position Ryerson for future growth and profitability.

Industry Overview

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

The metals service center industry is comprised of many companies, the majority of which have limited product lines and inventories, with customers located in a specific geographic area. The industry is highly fragmented with a large number of small companies and few relatively large companies. In general, competition is based on quality, service, price and geographic proximity.

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

We compete with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than us. We also compete to a lesser extent with primary metal producers. Primary metal producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than are customers of primary steel producers. Although we purchase from foreign steelmakers, some of our competitors purchase a higher percentage of metals than us from foreign steelmakers. Such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs and less dependable delivery times associated with importing metals into North America.

Competitive Strengths

Leading Market Position with National Scale and a Strong International Presence.

We believe we are the second largest metals service center in the United States and Canada based on sales. We also believe we are the largest distributor of stainless steel, one of the two largest distributors of aluminum products, and one of the leading distributors of carbon flat roll, plate, bar and tubing products in the United States and Canada market. For the year ended December 31, 2010, we generated approximately $3.9 billion in net sales. We have a broad geographic presence with approximately 100 locations in the United States, Canada and Mexico and we believe we are the only major North American service center whose activities in China represent a sizeable portion of overall operations. Our China operations represented approximately 8% of our volume in 2010, where we have grown from three metals service centers in 2006 to five in 2009. We believe this presence positions us favorably in the largest metals market in the world.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States, Canada, Mexico and China utilize methodologies that allow us to target and serve customers with diverse supply chain requirements across multiple manufacturing locations. We believe our operating structure, coupled with sales and customer service employees focused on the complex needs of our larger customers, provides a competitive advantage in serving these customers. Our ability to transfer inventory among our facilities better enables us to timely and profitably source specialized items at regional locations throughout our network than if we were required to maintain inventory of all products at each location.

Diverse Customer Base and Product Offerings.

We believe that our broad and diverse customer base provides a strong platform for growth in a recovering economy and helps protect us from regional and industry-specific downturns. We have approximately 40,000 customers across a diverse range of industries, including metals fabrication, industrial machinery, commercial transportation, electrical equipment and appliances and construction equipment. During the year ended December 31, 2010, no single customer accounted for more than 5% of our sales, and our top 10 customers accounted for less than 12% of sales. Approximately 1,500 of our customers operate in multiple locations and our relationships with these customers provide us with stable demand and the ability to better manage profitability.

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

Experienced Management Team Driving a New Operating Philosophy.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our transformation since Platinum’s acquisition of Ryerson. All of these managers, with the exception of two, were previously with us and were appointed to their current posts after Platinum’s acquisition of Ryerson. These senior managers have an average of more than 20 years of experience in the metals or service center industries and approximately 20 years with Ryerson or its predecessors. We believe our senior management has successfully managed Ryerson through past market cycles and is in a position to manage Ryerson successfully going forward.

Broad-Based Platform for Growth.

We believe we are in a position to grow sales and increase our profits, notwithstanding our net loss of $70.0 million for the year ended December 31, 2010. While industry analysts expect the service center industry to benefit from improving general economic conditions, we expect several end-markets where we have meaningful exposure (including the heavy and medium truck/transportation, machinery, industrial equipment and appliance sectors) will likely experience stronger shipment growth in the coming years compared to overall industrial growth. In addition, a number of our other characteristics will enhance our growth, including our comprehensive U.S. and Canada sales and operations network, our presence in China, our entry into the Mexican market as well as our experience and ability to execute on strategic acquisitions.

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

Industry Outlook

The U.S. manufacturing sector recovered in 2010 following the severe economic downturn in 2009. While this recovery led to an increase in sales activity for metals service centers, industry volume still remains below historical levels. We believe that manufacturers’ and service centers’ inventory levels will likely remain low relative to activity if the recovery continues due to improved discipline in inventory management practices.

According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) ended the year at 57.0%, marking a full year of month-over-month expansion in the manufacturing economy. The U.S. Congressional Budget Office is forecasting real GDP growth rates of 4.0% in 2011 and 4.1% in 2012.

Metals prices have increased significantly from the historically low levels in 2009. London Metal Exchange (“LME”) prices for nickel and aluminum declined during the middle of 2010, but have since recovered to close at or near yearly highs. The CRU price index for hot-rolled carbon was mostly flat in 2010, but still remains significantly higher than the historically low levels in 2009. As the economic recovery continues, we believe rising metals prices are sustainable if producers remain disciplined in matching production with demand.

China continues to be a key driver in the growth of global metals demand. Industry analysts are projecting China’s GDP to grow 9.0% in 2011 after growing 9.8% in 2010. We expect to continue to expand our operations in China, which we believe will allow us to benefit from the growth in this market.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2008, 2009 and 2010:

	Year Ended December 31,
Product Line	2008	2009	2010
Stainless	30%	25%	28%
Aluminum	20	22	21
Carbon flat rolled	25	28	28
Bars, tubing and structurals	9	8	8
Fabricated and carbon plate	11	11	10
Other	5	6	5

Total	100%	100%	100%

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

Customers

Our customer base is diverse, numbering approximately 40,000 and includes most metal-consuming industries, most of which are cyclical. No single customer accounted for more than 5% of our sales for the year ended December 31, 2010, and the top 10 customers accounted for less than 12% of our sales in 2010. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. Our Canadian operations comprised 10% of our sales in each of 2008, 2009 and 2010 and our China operations comprised 0%, 4% and 4% of our sales in 2008, 2009 and 2010, respectively. In addition, our Canadian operations’ assets comprised 9%, 13% and 10% of consolidated assets at December 31, 2008, 2009 and 2010, respectively and our Chinese operations’ assets comprised 4%, 4% and 5% of consolidated assets at December 31, 2008, 2009 and 2010, respectively. During 2010, we started operations in Mexico. Our Mexican operations’ sales and assets were less than 1% of our worldwide sales and assets in 2010.

The following table shows the Company’s percentage of sales by class of customers for 2008, 2009 and 2010:

	Percentage of Sales
Class of Customer	2008	2009	2010
Fabricated metal products producers	29%	32%	37%
Machinery manufacturers	26	28	29
Electrical machinery producers	10	12	10
Transportation equipment producers	11	14	11
Construction-related purchasers	6	3	3
Wholesale distributors	5	4	4
Metals mills and foundries	2	2	1
Other	11	5	5

Total	100%	100%	100%

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

Suppliers

For the year ended December 31, 2010, our top 25 suppliers accounted for approximately 77% of our purchase dollars.

We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery and service. We are generally able to meet our materials requirements because we use many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers. In recent years there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in our ability to meet our material requirements as the sources of our products become more concentrated from fewer producers. We believe we will be able to meet our material requirements because we believe that we have good relationships with our suppliers and believe we will continue to be among the largest customers of our suppliers.

Sales and Marketing

We maintain our own sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that has extensive product and customer knowledge and through a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 900 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2010, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated to a reduction of $4.7 million.

	Additions	Retirements or Sales	Net
	(In millions)
2010	$27.0	$5.5	$21.5
2009	22.8	17.4	5.4
2008	30.1	52.0	(21.9)
2007	60.7	54.4	6.3
2006	35.7	51.7	(16.0)

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $50 million for 2011. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2010, we employed approximately 3,600 persons in North America and 600 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 1,800 plant employees. Forty percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good. There has been one work stoppage over the last five years. On January 31, 2006, the agreement with the then joint United Steelworkers and the International Brotherhood of Teamsters unions, which represented approximately 540 employees at three Chicago area facilities, expired. The membership of the joint unions representing the Chicago-area employees initiated a week-long strike on March 6, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, lasting through March 31, 2009.

Six collective bargaining agreements expired in 2008, a year in which we reached agreement on the renewal of four contracts covering 53 employees. Two contracts covering 52 employees were extended into 2009. We reached agreement in 2009 on one of the extended contracts covering 45 employees and the single remaining contract from 2008, covering approximately five persons, remains on an extension. In addition, negotiations over a new collective bargaining agreement at a newly certified location employing four persons began in late 2008 and concluded in 2009. Nine contracts covering 339 persons were scheduled to expire in 2009. We reached agreement on the renewal of eight contracts covering approximately 258 persons and one contract covering approximately 81 persons was extended. During 2010, the parties to this extended contract covering two Chicago area facilities agreed to sever the bargaining unit between the two facilities and bargaining was concluded for one facility which covers approximately 50 employees. This new contract expires on December 31, 2011. The other facility’s contract which covers approximately 31 employees remains on extension. Seven contracts covering approximately 85 persons were scheduled to expire in 2010. We reached agreement on the renewal of all seven contracts. Ten contracts covering approximately 293 persons are scheduled to expire in 2011. One of these contracts which covers 50 employees will not be renewed due to facility closure. We may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, we may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on our results of operations, financial position and cash flows if it were to last for a significant period of time.

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

We continue to analyze and implement improvements for protection of the environment, health and safety risks. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, which costs and liabilities could have a material adverse effect on our results of operations, financial condition or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the foreign, federal, state and local level, which could affect us, our suppliers and our customers. While the costs of compliance could be significant, given the highly uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot predict the financial impact of future greenhouse gas emission reduction programs on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

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

Our United States operations are also subject to the Department of Transportation Federal Motor Carrier Safety Regulations. We operate a private trucking motor fleet for making deliveries to some of our customers. Our drivers do not carry any material quantities of hazardous materials. Our foreign operations are subject to similar regulations. Future regulations could increase maintenance, replacement, and fuel costs for our fleet. These costs could have a material adverse effect on our results of operations, financial condition or cash flows.

Intellectual Property

We own several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. We consider certain other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. We believe that these safeguards adequately protect our proprietary rights and vigorously defend these rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations as a whole. Our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, the “Ryerson Notes”) are secured by our intellectual property.

Foreign Operations

Ryerson Canada

Ryerson Canada, an indirect wholly-owned Canadian subsidiary of Ryerson, is a metals service center and processor. Ryerson Canada has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Sudbury (ON), Toronto (ON) (includes Canadian headquarters), Laval (QC), Vaudreuil (QC) and Saskatoon (SK), Canada.

Ryerson China

In 2006, Ryerson and VSC and its subsidiary, CAMP BVI, formed Ryerson China to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in Ryerson China for a 40% equity interest. On October 31, 2008, Ryerson Holding purchased an additional 20% in Ryerson China. We consolidated the operations of Ryerson China as of October 31, 2008. On December 31, 2008, VSC sold an additional 20% interest in Ryerson China: 10% interest was purchased by an affiliate of Ryerson Holding, with the remaining 10% interest purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. Ryerson China is based in Shanghai and operates processing and service centers in Guangzhou, Dongguan, Kunshan, Tianjin and Wuhan and a sales office in Shanghai.

Ryerson Mexico

Ryerson Mexico, an indirect wholly-owned subsidiary of Ryerson, operates as a metals service center and processor. Ryerson formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has a service center in Monterrey, Mexico and a sales office in Mexicali, Mexico.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Legal Department, Ryerson Inc., 2621 West 15th Place, Chicago, Illinois 60608.

The Company also posts its Code of Ethics on the website. See “Directors, Executive Officers and Corporate Governance—Code of Ethics“ for more information regarding our Code of Ethics.

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

The U.S. economy entered an economic recession in December 2007, which spread to many global markets in 2008 and 2009 and affected Ryerson and other metals service centers. Beginning in late 2008 and continuing through 2010, the metals industry, including Ryerson and other service centers, felt additional effects of the global economic crisis and recovery thereto and the impact of the credit market disruption. These events contributed to a rapid decline in both demand for our products and pricing levels for those products. The Company has implemented a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing non-critical capital expenditures, initiating headcount reductions and reductions of certain employee benefits, among other actions. However, there can be no assurance that these actions, or any others that the Company may take in response to further deterioration in economic and financial conditions, will be sufficient.

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

In climates of global financial and banking crises, such as those from which we are currently recovering, the ability of our customers to maintain credit availability has become more challenging. In particular, the financial viability of many of our customers is threatened, which may impact their ability to pay us amounts due, further affecting our financial condition and results of operations.

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

The economic downturn has reduced metals prices. Though prices have risen since the onset of the economic downturn, we cannot assure you that prices will continue to rise. Changing metals prices may have a significant impact on our liquidity, net sales, gross margins, operating income and net income.

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

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in 2008 and 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Notwithstanding recent price increases, metals prices may decline in 2011, and declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.35 billion revolving credit facility agreement that matures on the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the 2014 Notes, if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 2015 Notes, if the 2015 Notes are then outstanding (as amended, the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2010, our total indebtedness was approximately $960 million. We may also incur additional indebtedness in the future. As of December 31, 2010, we had approximately $317 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

A substantial portion of our indebtedness, including the Ryerson Credit Facility and the 2014 Notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2010, we had approximately $102.9 million of the 2014 Notes and approximately $457.3 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $317 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2010 interest expense under the Ryerson Credit Facility and the 2014 Notes by approximately $4.7 million on an annual basis. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the long term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Certain of our operations are located outside of the United States, primarily in Canada, Mexico and China. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving any other thing of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, operations, financial conditions and cash flows.

Operating results experience seasonal fluctuations.

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

As of December 31, 2010, we employed approximately 3,600 persons in North America and 600 persons in China. Our North American workforce was comprised of approximately 1,800 office employees and approximately 1,800 plant employees. Forty percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good. There has been one work stoppage over the last five years. On January 31, 2006, the agreement with the then joint United Steelworkers and the International Brotherhood of Teamsters unions, which represented approximately 540 employees at three Chicago area facilities, expired. The membership of the joint unions representing the Chicago-area employees initiated a week-long strike on March 6, 2006. On July 9, 2006, the joint United Steelworkers and Teamster unions representing the Chicago-area employees ratified a three-year collective bargaining agreement, lasting through March 31, 2009.

Six collective bargaining agreements expired in 2008, a year in which we reached agreement on the renewal of four contracts covering 53 employees. Two contracts covering 52 employees were extended into 2009. We reached agreement in 2009 on one of the extended contracts covering 45 employees and the single remaining contract from 2008, covering approximately five persons, remains on an extension. In addition, negotiations over a new collective bargaining agreement at a newly certified location employing four persons began in late 2008 and concluded in 2009. Nine contracts covering 339 persons were scheduled to expire in 2009. We reached agreement on the renewal of eight contracts covering approximately 258 persons and one contract covering approximately 81 persons was extended. During 2010, the parties to this extended contract covering two Chicago area facilities agreed to sever the bargaining unit between the two facilities and bargaining was concluded for one facility which covers approximately 50 employees. This new contract expires on December 31, 2011. The other facility’s contract which covers approximately 31 employees remains on extension. Seven contracts covering approximately 85 persons were scheduled to expire in 2010. We reached agreement on the renewal of all seven contracts. Ten contracts covering approximately 293 persons are scheduled to expire in 2011. One of these contracts which covers 50 employees will not be renewed due to facility closure. We may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, we may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on our results of operations, financial position and cash flows if it were to last for a significant period of time.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2010, our pension plan had an unfunded liability of $306 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status, which may have a material adverse effect on our results of operations, financial condition or cash flows.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2010 was $176 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows.

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

We maintain foreign operations in Canada, China and Mexico. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2010, our top 25 suppliers represented approximately 77% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

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

The interests of Platinum may not in all cases be aligned with interests of holders of the Ryerson Notes. For example, Platinum could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the notes or to sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, Platinum may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, Platinum may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to holders of the Ryerson Notes.

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

As of December 31, 2010, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 84 operational facilities, including 8 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 40% of these facilities are leased. The lease terms expire at various times through 2025. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of December 31, 2010:

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Leased
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR (2)	Owned
Phoenix, AZ	Owned
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Greenwood, CO*	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Miami, FL	Owned
Orlando, FL*	Leased
Tampa Bay, FL	Owned
Duluth, GA	Owned
Norcross, GA	Owned
Cedar Rapids, IA	Owned
Des Moines, IA	Owned
Marshalltown, IA	Owned
Boise, ID	Leased
Elgin, IL	Leased
Chicago, IL (Headquarters)*	Owned
Chicago, IL (16th Street Facility)	Owned
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Louisville, KY	Owned
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned

Location	Own/Lease
Grand Rapids, MI*	Leased
Jenison, MI	Owned
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
St. Louis, MO	Leased
Greenwood, MS	Leased
Jackson, MS	Owned
Billings, MT	Leased
Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Liverpool, NY	Leased
New York, NY*	Leased/Vacated
Cincinnati, OH	Owned/Vacated
Cleveland, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Tulsa, OK	Owned
Oklahoma City, OK	Owned
Portland, OR (2)	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA*	Leased
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN	Leased/Vacated
Memphis, TN	Owned
Nashville, TN	Owned/Vacated
Nashville, TN*	Leased
Dallas, TX (2)	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX (2)	Leased
Houston, TX	Leased/Vacated
McAllen, TX	Leased
Clearfield, UT (2)	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson, has 12 facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Four facilities are leased.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Sudbury, ON	Owned
Toronto, ON (includes Canadian Headquarters)	Owned
Laval, QC	Leased
Vaudreuil, QC	Leased
Saskatoon, SK	Owned

Operations in China

Ryerson China, a company in which we directly own a 50% interest and Ryerson Holding owns the other 50% interest, has five service and processing centers in China, at Guangzhou, Dongguan, Kunshan, Tianjin and Wuhan, performing coil processing, sheet metal fabrication and plate processing. Ryerson China’s headquarters office building is located in Shanghai. Ryerson China also has three sales offices in Beijing, Wuxi, and Shenzhen. Of the nine total facilities, three facilities are owned, with the remaining being leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly-owned subsidiary of Ryerson, has two facilities as of December 31, 2010. We have one sales office in Mexicali, Mexico, and a service center in Monterrey, Mexico, both of which are leased. The facilities are in good condition and are adequate for our existing and anticipated operations.

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

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. All of our issued and outstanding capital stock is held by Ryerson Holding, of which Platinum owns 99% of the issued and outstanding capital stock.

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

The following table sets forth our selected historical consolidated financial information. Our selected historical consolidated statements of operations data for the years ended December 31, 2008, 2009 and 2010 and the summary historical balance sheet data as of December 31, 2009 and 2010 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical consolidated statements of operations data of our predecessor for the year ended December 31, 2006 and the period from January 1, 2007 through October 19, 2007 and Ryerson as successor for the period from October 20, 2007 through December 31, 2007 and the summary historical balance sheet data of our predecessor as of December 31, 2006 and the summary historical balance sheet data of Ryerson as successor as of December 31, 2007 were derived from the audited financial statements and related notes thereto, which are not included in this Annual Report.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton data)

	Predecessor		Successor
	Year Ended December 31, 2006	Period from January 1 to October 19, 2007	Period from October 20 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Statements of Operations Data:
Net sales	$5,908.9	$5,035.6	$966.3	$5,309.8	$3,066.1	$3,895.5
Cost of materials sold	5,050.9	4,307.1	829.1	4,597.7	2,610.6	3,355.7

Gross profit (1)	858.0	728.5	137.2	712.1	455.5	539.8
Warehousing, selling, general and administrative	691.2	569.5	126.9	586.1	483.9	505.7
Restructuring and other charges	4.5	5.1	—	—	—	12.0
Gain on insurance settlement	—	—	—	—	—	(2.6)
Gain on sale of assets	(21.6)	(7.2)	—	—	(3.3)	—
Impairment charge on fixed assets	—	—	—	—	19.3	1.4
Pension and other postretirement benefits curtailment (gain) loss	—	—	—	—	(2.0)	2.0

Operating profit (loss)	183.9	161.1	10.3	126.0	(42.4)	21.3
Other income and (expense), net (2)	1.0	(1.0)	2.4	21.4	(10.2)	(3.2)
Interest and other expense on debt (3)	(70.7)	(55.1)	(30.8)	(109.9)	(72.9)	(75.2)

Income (loss) before income taxes	114.2	105.0	(18.1)	37.5	(125.5)	(57.1)
Provision (benefit) for income taxes (4)	42.4	36.9	(6.9)	11.7	66.9	12.9

Net income (loss)	71.8	68.1	(11.2)	25.8	(192.4)	(70.0)
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.6)	(3.1)	(4.6)

Net income (loss) attributable to Ryerson Inc.	$71.8	$68.1	$(11.2)	$27.4	$(189.3)	$(65.4)

	Predecessor		Successor
	Year Ended December 31, 2006	Period from January 1 to October 19, 2007	Period from October 20 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Balance Sheet Data (at period end):
Cash and cash equivalents	$55.1		$35.2	$108.9	$114.9	$62.2
Restricted cash	0.1		4.5	7.0	19.5	15.6
Working capital	1,420.1		1,235.7	1,066.5	754.1	862.7
Property, plant and equipment, net	401.1		587.0	556.3	488.7	490.4
Total assets	2,537.3		2,576.5	2,272.5	1,787.6	2,061.3
Long-term debt, including current maturities	1,206.5		1,228.8	1,030.3	754.2	960.2
Total equity	648.7		499.2	382.9	166.4	77.4
Other Financial Data:
Cash flows provided by (used in) operations	$(261.0)	$564.0	$54.1	$279.3	$284.7	$(198.4)
Cash flows provided by (used in) investing activities	(16.7)	(24.0)	(1,069.6)	24.0	32.1	(44.4)
Cash flows provided by (used in) financing activities	305.4	(565.6)	1,021.2	(222.0)	(320.9)	184.5
Capital expenditures	35.7	51.6	9.1	30.1	22.8	27.0
Depreciation and amortization	40.0	32.5	7.3	37.7	37.1	38.6
Volume and Per Ton Data:
Tons shipped (000)	3,292	2,535	498	2,505	1,881	2,252
Average selling price per ton	$1,795	$1,987	$1,939	$2,120	$1,630	$1,730
Gross profit per ton	261	287	275	284	242	240
Operating expenses per ton	205	224	254	234	265	230
Operating profit (loss) per ton	56	63	21	50	(23)	10

(1)	The period from January 1 to October 19, 2007 includes a LIFO liquidation gain of $69.5 million, or $42.3 million after-tax. The year ended December 31, 2008 includes a LIFO liquidation gain of $15.6 million, or $9.9 million after-tax.
(2)	The year ended December 31, 2008 included a $18.2 million gain on the retirement of debt. The year ended December 31, 2009 included $11.8 million of foreign exchange losses related to short-term loans from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of debt. The year ended December 31, 2010 included $2.6 million of foreign exchange losses related to the repayment of a long-term loan to our Canadian operations.
(3)	The period from January 1 to October 19, 2007 includes a $2.9 million write off of unamortized debt issuance costs associated with the 2024 Notes that was classified as short term debt and $2.7 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility relating to that facility during the first quarter of 2007.
(4)	The period from January 1 to October 19, 2007 includes a $3.9 million income tax benefit as a result of a favorable settlement from an Internal Revenue Service examination. The year ended December 31, 2009 includes a $92.3 million tax expense related to the establishment of a valuation allowance against the Company’s US deferred tax assets and a $14.5 million income tax charge on the sale of our joint venture in India.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Business

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). Ryerson, through its predecessor, has been in business since 1842.

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

On October 31, 2008, Ryerson Holding acquired an additional 20% interest in Ryerson China Limited (“Ryerson China”), formerly named VSC-Ryerson China Limited, a joint venture with Van Shung Chong Holdings Limited (“VSC”), increasing Ryerson Holding’s ownership percentage to 60%. On December 31, 2008, VSC sold an additional 20% interest in Ryerson China: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. We consolidated the operations of Ryerson China as of October 31, 2008.

Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” “Successor” or the “Company”.

In addition to our United States, Canada, Mexico and China operations, we conducted materials distribution operations in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India until July 10, 2009 when we sold our 50% investment to our joint venture partner, Tata Steel Limited.

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

Results of Operations

	Year Ended December 31, 2010	% of Net Sales	Year Ended December 31, 2009	% of Net Sales	Year Ended December 31, 2008	% of Net Sales
Net sales	$3,895.5	100.0%	$3,066.1	100.0%	$5,309.8	100.0%

Cost of materials sold	3,355.7	86.1	2,610.6	85.1	4,597.7	86.6

Gross profit	539.8	13.9	455.5	14.9	712.1	13.4
Warehousing, delivery, selling, general and administrative expenses	505.7	13.0	483.9	15.8	586.1	11.0
Restructuring and other charges	12.0	0.3	—	—	—	—
Gain on insurance settlement	(2.6)	(0.1)	—	—	—	—
Gain on sale of assets	—	—	(3.3)	(0.1)	—	—
Impairment charge on fixed assets	1.4	0.1	19.3	0.6	—	—
Pension and other postretirement benefits curtailment (gain) loss	2.0	0.1	(2.0)	—	—	—

Operating profit (loss)	21.3	0.5	(42.4)	(1.4)	126.0	2.4
Other expenses	(78.4)	(2.0)	(83.1)	(2.7)	(88.5)	(1.7)

Income (loss) before income taxes	(57.1)	(1.5)	(125.5)	(4.1)	37.5	0.7
Provision for income taxes	12.9	0.3	66.9	2.2	11.7	0.2

Net income (loss)	(70.0)	(1.8)	(192.4)	(6.3)	25.8	0.5
Less: Net loss attributable to noncontrolling interest	(4.6)	(0.1)	(3.1)	(0.1)	(1.6)	—

Net income (loss) attributable to Ryerson Inc.	$(65.4)	(1.7)%	$(189.3)	(6.2)%	$27.4	0.5%

Comparison of the year ended December 31, 2009 with the year ended December 31, 2010

Net Sales

Net sales increased 27.1% to $3.9 billion in 2010 as compared to $3.1 billion in 2009. Tons sold per ship day were 8,972 in 2010 as compared to 7,496 in 2009. Volume increased 19.7% in 2010 as improvement in the manufacturing sector of the economy favorably impacted all of our product lines. The average selling price per ton increased in 2010 to $1,730 from $1,630 in 2009 reflecting the improvement in market conditions compared to 2009. Average selling prices per ton increased for all of our product lines in 2010 with the largest increase in our stainless steel product line.

Cost of Materials Sold

Cost of materials sold increased 28.5% to $3.4 billion in 2010 compared to $2.6 billion in 2009. The increase in cost of materials sold in 2010 compared to 2009 was due to the increase in tons sold resulting from the improvement in the economy along with increases in mill prices. The average cost of materials sold per ton increased to $1,490 in 2010 from $1,388 in 2009. The average cost of materials sold for our stainless steel product line increased more than our other products, in line with the change in average selling price per ton.

During 2010, LIFO expense was $52 million, primarily related to increases in the costs of stainless and carbon steel. During 2009, LIFO income was $174 million primarily related to decreases in inventory prices.

Gross Profit

Gross profit as a percentage of sales was 13.9% in 2010 as compared to 14.9% in 2009. While revenue per ton increased in 2010 as compared to 2009, our cost of materials sold per ton increased at a faster pace resulting in lower gross margins. Gross profit increased 18.5% to $539.8 million in 2010 as compared to $455.5 million in 2009.

Operating Expenses

Operating expenses as a percentage of sales decreased to 13.4% in 2010 from 16.3% in 2009. Operating expenses in 2010 increased $20.6 million from $497.9 million in 2009 primarily due to the following reasons:

•	increased bonus and commission expenses of $14.4 million resulting from increased profitability,

•	higher salaries and wages of $10.0 million and higher employee benefit costs of $6.7 million,

•	higher delivery costs of $7.9 million resulting from higher volume,

•	higher facility costs of $7.6 million primarily due to higher operating supply costs,

•	the $12.0 million restructuring and other charges along with the $2.0 million pension curtailment loss in 2010, and

•	the $1.4 million impairment charges on fixed assets included in 2010 results.

These changes were partially offset by:

•	the impairment charge of $19.3 million in 2009 to reduce the carrying value of certain assets to their net realizable value,

•	lower reorganization costs of $14.7 million in 2010 excluding the $12.0 million restructuring and other charges,

•	lower bad debt expense of $5.5 million, and

•	lower legal expenses of $3.0 million.

On a per ton basis, 2010 operating expenses decreased to $230 per ton from $265 per ton in 2009 due to the relatively greater increase in volume being partially offset by higher operating expenses.

Operating Profit (Loss)

As a result of the factors above, in 2010 we reported an operating profit of $21.3 million, or 0.5% of sales, compared to an operating loss of $42.4 million, or 1.4% of sales, in 2009.

Other Expenses

Interest and other expense on debt increased to $75.2 million in 2010 from $72.9 million in 2009 primarily due to higher amortization of credit facility issuance costs in China and higher average credit agreement borrowings in the U.S. as compared to the prior year. Other income and (expense), net was an expense of $3.2 million in 2010 compared to expense of $10.2 million in 2009. The year 2010 was negatively impacted by $2.6 million of foreign exchange loss realized upon the repayment of a long-term loan to our Canadian operations. The year 2009 was negatively impacted by $11.8 million of foreign exchange losses related to short-term loans from our Canadian operations, partially offset by the recognition of a $2.7 million gain on the retirement of a portion of the 2014 and 2015 Notes we repurchased at a discount.

Provision for Income Taxes

Income tax expense was $12.9 million in 2010 as compared to $66.9 million in 2009. The $12.9 million income tax expense in 2010 primarily relates to additional valuation allowance recorded against deferred tax assets due to changes in the deferred tax asset amounts, adjustments to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense. During

2009, the Company recorded a charge of $92.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. In 2009, we also incurred a $14.5 million income tax charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in 2009 is the tax benefit recognized for losses at the statutory tax rates and an $8.5 million foreign tax credit in the jurisdictions of our foreign subsidiaries.

Noncontrolling Interest

Ryerson China’s results of operations was a loss in 2010 and 2009. The portion of the loss attributable to the noncontrolling interest in Ryerson China was $4.6 million for 2010 and $3.1 million for 2009.

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

Cost of Materials Sold

Cost of materials sold decreased 43.2% to $2.6 billion as compared to $4.6 billion in 2008. The decrease in cost of materials sold in 2009 compared to 2008 is due to the decrease in tons sold resulting from the economic recession along with decreases in average mill prices. The average cost of materials sold per ton decreased to $1,388 in 2009 from $1,836 in 2008. Our average cost of materials sold per ton decreased for each of our product lines in 2009. The average cost of materials sold for our stainless steel product line declined more than our other products, in line with the change in average selling prices per ton.

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

Operating Expenses

Operating expenses as a percentage of sales increased to 16.3% in 2009 from 11.0% in 2008. Operating expenses in 2009 decreased primarily due to lower wages and salaries of $36.0 million and lower employee benefit expenses of $17.7 million resulting from lower employment levels after workforce reductions, lower bonus and commission expenses of $17.8 million resulting from reduced profitability, lower delivery expenses of $27.6 million resulting from reduced volume, lower facility expenses of $13.8 million primarily due to plant closures, the $3.3 million gain on the sale of assets, and the $2.0 million other postretirement benefit curtailment gain, partially offset by an impairment charge of $19.3 million to reduce the carrying value of certain assets to their net realizable value, an incremental $8.4 million impact from a full year of expenses for our joint venture in China, Ryerson China, which we began to fully consolidate in November of 2008 and higher legal expenses of $2.7 million. On a per ton basis, the 2009 operating expenses increased to $265 per ton from $234 per ton in 2008 due to the relatively greater decline in volume being partially offset by lower operating expenses.

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

Provision for Income Taxes

Income tax expense was $66.9 million in 2009 as compared to $11.7 million in 2008. During 2009, the Company recorded a charge of $92.3 million to establish a valuation allowance against its U.S. deferred tax assets, as the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. In 2009, we also incurred a $14.5 million income tax charge and an $8.5 million capital gains withholding tax in India on the sale of our joint venture interest. Partially offsetting the charges in 2009 is the tax benefit recognized for losses at the statutory tax rates and an $8.5 million foreign tax credit in the jurisdictions of our foreign subsidiaries. The effective tax rate was 31.2% in 2008. The tax rate in 2008 reflected a higher proportion of pretax income from joint ventures with lower foreign income tax rates and the Company’s qualification for and the recognition of a manufacturing tax deduction for the first time in 2008.

Noncontrolling Interest

Based on our 50% direct ownership of Ryerson China and the additional 30% of Ryerson China owned by Ryerson Holding and its affiliates, we consolidated the operations of Ryerson China as of October 31, 2008. In the period from October 31, 2008 to December 31, 2008, Ryerson China’s results of operations was a loss. The portion of the loss attributable to the noncontrolling interest in Ryerson China was $1.6 million. Ryerson China also incurred a loss in 2009 due to the economic weakness in the manufacturing industry in China. The portion attributable to the noncontrolling interest in Ryerson China was $3.1 million for 2009.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under our $1.35 billion revolving credit facility agreement that matures on the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding (as amended, the “Ryerson Credit Facility”). Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net cash provided by (used in) operating activities	$(198.4)	$284.7	$279.3
Net cash provided by (used in) investing activities	(44.4)	32.1	24.0
Net cash provided by (used in) financing activities	184.5	(320.9)	(222.0)
Effect of exchange rates on cash	5.6	10.1	(7.6)

Net increase (decrease) in cash and cash equivalents	$(52.7)	$6.0	$73.7

The Company had cash and cash equivalents at December 31, 2010 of $62.2 million, compared to $114.9 million at December 31, 2009 and $108.9 million at December 31, 2008. The Company had $960 million and $754 million of total debt outstanding, a debt-to-capitalization ratio of 93% and 82% and $317 million and $268 million available under the Ryerson Credit Facility at December 31, 2010 and 2009, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $393 million at December 31, 2010 versus $391 million at December 31, 2009. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. At December 31, 2008, the Company had $1,030 million of total debt outstanding, a debt-to-capitalization ratio of 73% and $469 million available under the Ryerson Credit Facility.

During the year ended December 31, 2010, net cash used by operating activities was $198.4 million. During the years ended December 31, 2009 and 2008, net cash provided by operating activities was $284.7 million and $279.3 million, respectively. Net income (loss) was $(70.0) million, $(192.4) million and $25.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash used by operating activities was $198.4 million during the year ended December 31, 2010 and was primarily the result of an increase in inventories of $170.9 million resulting from higher inventory purchases to support increased sales levels, an increase in accounts receivable of $138.5 million reflecting higher sales levels, partially offset by an increase in accounts payable of $102.4 million. Cash provided by operating activities of $284.7 million during the year ended December 31, 2009 was primarily the result of a decrease in inventories of $227.5 million resulting from management’s efforts to reduce inventory in a weak economic environment, a decrease in accounts receivable of $150.7 million reflecting lower volume in 2009 and a decrease in taxes receivable of $43.1 million. Cash provided by operating activities of $279.3 million during the year ended December 31, 2008 was primarily the result of a decrease in inventories of $263.1 million resulting from management’s efforts to reduce inventory in a weak economic environment and a decrease in accounts receivable of $120.0 million reflecting lower volume in 2008, partially offset by a decrease in accounts payable of $80.1 million and a decrease in accrued liabilities of $50.3 million.

Net cash used by investing activities was $44.4 million in 2010. Net cash provided by investing activities was $32.1 million and $24.0 million in 2009 and 2008, respectively. Capital expenditures for the years ended December 31, 2010, 2009 and 2008, was $27.0 million, $22.8 million and $30.1 million, respectively. The Company sold property, plant and equipment generating cash proceeds of $5.5 million, $18.4 million and $31.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, the Company made two acquisitions, resulting in a cash outflow of $12.0 million. The Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited, during the third quarter of 2009, generating cash proceeds of $49.0 million. In 2008, cash increased $30.5 million due to fully consolidating the results of Ryerson China as of October 31, 2008.

Net cash provided by financing activities was $184.5 million for the year ended December 31, 2010, primarily related to increased credit facility borrowings to finance accounts receivable and inventory to support increased sales levels in 2010. We also acquired VSC’s, our former joint venture partner, remaining 20 percent ownership in Ryerson China for $17.5 million. Net cash used in financing activities was $320.9 million for the year ended December 31, 2009, primarily related to credit facility repayments made possible from lower working capital requirements as well as a $35.0 million dividend paid to Ryerson Holding. Net cash used in financing activities was $222.0 million for the year ended December 31, 2008, primarily due to the repurchase of our Ryerson Notes for $71.7 million, a net reduction in borrowings under the Ryerson Credit Facility of $133.2 million and the payment of a $25.0 million dividend to Ryerson Holding.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of the net cash used in operating activities, total debt in the Consolidated Balance Sheet increased to $960.2 million at December 31, 2010 from $754.2 million at December 31, 2009.

Total debt outstanding as of December 31, 2010 consisted of the following amounts: $457.3 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $376.2 million under the 2015 Notes, $19.7 million of foreign debt and $4.1 million under the 8 1/4% Senior Notes due 2011 (“2011 Notes”). Availability at December 31, 2010 and 2009 under the Ryerson Credit Facility was $317 million and $268 million, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On October 19, 2007, Ryerson entered into the Ryerson Credit Facility, a 5-year, $1.35 billion revolving credit facility agreement with a maturity date of October 18, 2012. On March 14, 2011, Ryerson amended the terms of the Ryerson Credit Facility to, among other things, extend the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the 2014 Notes, if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 2015 Notes, if the 2015 Notes are then outstanding. At December 31, 2010, Ryerson had $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available under the $1.35 billion Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.1 percent at December 31, 2010 and 2009.

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

Proceeds from borrowings under the Ryerson Credit Facility and repayments of borrowings thereunder that are reflected in the Consolidated Statements of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the Ryerson Credit Facility represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

On March 14, 2011, we amended the Ryerson Credit Facility to, among other things in addition to extending the maturity date, modify the lending syndicate and amend certain financial covenants and pricing terms as described therein. A copy of the amendment to the Ryerson Credit Facility is attached hereto as Exhibit 10.14 and is incorporated in this Annual Report by reference.

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

At December 31, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations. During 2008, $42.8 million principal amount of the 2015 Notes and $47.1 million principal amount of the 2014 Notes were repurchased and retired, resulting in the recognition of an $18.2 million gain within other income and (expense), net on the consolidated statement of operations.

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

Foreign Debt

At December 31, 2010, Ryerson China’s total foreign borrowings were $19.7 million, of which, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%. Availability under the foreign credit lines was $14 million and $8 million at December 31, 2010 and 2009, respectively. Letters of credit issued by our foreign subsidiaries totaled $7 million and $12 million at December 31, 2010 and 2009, respectively.

$150 Million 8  1/4% Senior Notes due 2011

At December 31, 2010 and 2009, $4.1 million of the 8   1/4% Senior Notes due 2011 remain outstanding. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes during 2007.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (“Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increases from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At December 31, 2010, the accreted value of the Ryerson Holding Notes was $251.1 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Although the Ryerson Holding Notes are not recorded on the Company’s balance sheet, Ryerson plans to provide funds, in the form of dividends to Ryerson Holding, to service the Ryerson Holding Notes. The terms of the Ryerson Notes (discussed above) restrict Ryerson from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund the retirement of the Ryerson Holding Notes at maturity, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

Pursuant to a registration rights agreement, Ryerson Holding agreed to file with the SEC by October 26, 2010, a registration statement with respect to an offer to exchange each of the Ryerson Holding Notes for a new issue of Ryerson Holding’s debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Holding Notes and to consummate an exchange offer no later than February 23, 2011. Ryerson Holding completed the exchange offer on December 7, 2010. As a result of completing the exchange offer, Ryerson Holding satisfied its obligations under the registration rights agreement covering the Ryerson Holding Notes.

Pension Funding

The Company made contributions of $46.6 million in 2010, $7.5 million in 2009, and $16.8 million in 2008 to improve the Company’s pension plans funded status. At December 31, 2010, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 10: Employee Benefits” pension liabilities exceeded plan assets by $306 million. The Company anticipates that it will have a minimum required pension contribution of approximately $44 million in 2011 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2011.

Income Tax Payments

The Company received income tax refunds of $46.8 million and $29.1 million in 2010 and 2009, respectively. The Company paid income taxes of $9.7 million in 2008.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $31 million as of December 31, 2010. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2010:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$—	$103	$—
Fixed Rate Long Term Notes	376	—	—	376	—
Other Long Term Notes	4	4	—	—	—
Ryerson Credit Facility	457	—	457	—	—
Foreign Debt	20	20	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes and Ryerson Credit Facility(2)	266	63	114	89	—
Purchase Obligations(3)	35	35	—	—	—
Capital leases	1	—	1	—	—
Operating leases	97	20	27	17	33

Total	$1,359	$142	$599	$585	$33

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Capital Expenditures

Capital expenditures during 2010, 2009 and 2008 totaled $27.0 million, $22.8 million and $30.1 million, respectively. Capital expenditures were primarily for machinery and equipment in 2010, 2009 and 2008.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $50 million in 2011, which will maintain or improve the Company’s processing capacity.

Restructuring

2010

During 2010, the Company paid $0.7 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The remaining balance of $0.2 million of tenancy and other costs related to the Platinum Acquisition exit plan liability as of December 31, 2010 is expected to be paid during 2011.

In the fourth quarter of 2010, the Company recorded a $12.5 million charge related to the closure of one of its facilities. The charge consists of restructuring expenses of $0.4 million for employee-related costs, including severance for 66 employees, and additional non-cash pensions and other post-retirement benefits costs totaling $12.1 million. Included in the non-cash pension charge is a pension curtailment loss of $2.0 million. In the fourth quarter of 2010, the Company paid $0.3 million in employee costs related to this facility closure. The remaining $0.1 million balance is expected be paid in 2011. The Company expects to record additional restructuring charges of less than $1 million related to this facility closure in 2011.

2009

During 2009, the Company paid $6.4 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $0.3 million reduction to the exit plan liability primarily due to lower property taxes on closed facilities than estimated in the initial restructuring plan.

2008

During 2008, the Company paid $29.3 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $4.4 million reduction to the exit plan liability primarily due to 277 fewer employee terminations than anticipated in the initial restructuring plan. The reduction to the exit plan liability reduced goodwill by $2.6 million, net of tax. The Company also recorded a $0.4 million reduction to the exit plan liability in the fourth quarter of 2008 which was credited to “Warehousing, delivery, selling, general and administrative expense.”

Other Charges

In the fourth quarter of 2010, the Company also recorded a charge of $1.5 million for costs related to the retirement of its former Chief Executive Officer, which is recorded within the “Restructuring and other charges” line of the consolidated statement of operations.

Deferred Tax Amounts

At December 31, 2010, the Company had a net deferred tax liability of $91 million comprised primarily of a deferred tax asset of $120 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $67 million, $38 million of Alternative Minimum Tax (“AMT”) credit carryforwards, and deferred tax assets of $41 million related to federal and local tax loss carryforwards, offset by a valuation allowance of $125 million, and deferred tax liabilities of $117 million related to fixed assets and $135 million related to inventory.

The Company’s deferred tax assets include $26 million related to US federal net operating loss (“NOL”) carryforwards, $12 million related to state NOL carryforwards and $3 million related to non-U.S. NOL carryforwards, available at December 31, 2010.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings and cash flows, and the nature and timing of future deductions and benefits represented by the deferred tax assets. As a result of U.S. pre-tax losses incurred in periods leading up to the second quarter of 2009, we were unable to rely on the positive evidence of projected future income to support all deferred tax assets. After considering both the positive and negative evidence available at the end of the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized with a corresponding non-cash charge of $74.3 million to the provision for income taxes. During the second half of 2009, an additional non-cash charge of $23.9 million was recorded, increasing the valuation allowance to $98.4 million at December 31, 2009. Of the charges recorded during 2009, $92.3 million of this valuation allowance was charged to income tax provision and $5.9 million was charged to other comprehensive income. The valuation allowance was increased to $124.8 million at December 31, 2010. Of the charges recorded during 2010, $24.5 million was charged to income tax provision and $4.4 million was charged to other comprehensive income offset by $2.5 million of a change in net deferred tax assets for which a valuation allowance was fully provided. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.

Critical Accounting Estimates

Preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of sales and expenses during the reporting period. Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Item 8 under the caption “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Statement of Accounting and Financial Policies.” These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, we believe our estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

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

Goodwill: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review is a two-step process. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. We estimate the reporting unit’s fair value using an income approach based on discounted future cash flows that requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. The income approach is subject to a comparison for reasonableness to a market approach at the date of valuation. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets not previously recorded. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill. During the fourth quarter of 2010, we reviewed goodwill for impairment and determined that none of the reporting units were at risk of failing step one of the impairment testing.

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

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Item 8 “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 11: Commitments and Contingencies.” We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Item 8 in the “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Statement of Accounting and Financial Policies.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $969 million at December 31, 2010 and $750 million at December 31, 2009 as compared with the carrying value of $960 million and $754 million at December 31, 2010 and 2009, respectively.

We had interest rate swap agreements for $100 million notional amount of pay fixed, receive floating interest rate swaps at December 31, 2010 and 2009, to effectively convert the interest rate from floating to fixed through July 2011. We do not currently account for these contracts as hedges but rather mark them to market with a corresponding offset to current earnings. At December 31, 2010, these agreements had a liability value of $0.8 million. A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2010 by approximately $4.7 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $7.1 million outstanding at December 31, 2010 and a liability value of $0.3 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2010, we had 1,345 tons of nickel futures or option contracts, 2,325 tons of hot roll coil swaps, and 64 tons of aluminum price swaps outstanding with an asset value of $0.6 million, liability value of $0.1 million, and a value of zero, respectively.

As of December 31, 2010, we had a variable to fixed natural gas price swap with respect to the purchase of 225,000 million British thermal units of natural gas in order to fix the prices at which we purchase that volume of natural gas for our service centers until March 2011. We do not currently account for this contract as a hedge, but rather mark this contract to market with a corresponding offset to current earnings. As of December 31, 2010, our natural gas contract outstanding had a liability value of $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Inc.

We have audited the accompanying consolidated balance sheets of Ryerson Inc. and Subsidiary Companies (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and schedule are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows, for the years ended December 31, 2010, 2009 and 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 15, 2011

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Net sales	$3,895.5	$3,066.1	$5,309.8
Cost of materials sold	3,355.7	2,610.6	4,597.7

Gross profit	539.8	455.5	712.1
Warehousing, delivery, selling, general and administrative	505.7	483.9	586.1
Restructuring and other charges	12.0	—	—
Gain on insurance settlement	(2.6)	—	—
Gain on sale of assets	—	(3.3)	—
Impairment charge on fixed assets	1.4	19.3	—
Pension and other postretirement benefits curtailment (gain) loss	2.0	(2.0)	—

Operating profit (loss)	21.3	(42.4)	126.0
Other expense:
Other income and (expense), net	(3.2)	(10.2)	21.4
Interest and other expense on debt	(75.2)	(72.9)	(109.9)

Income (loss) before income taxes	(57.1)	(125.5)	37.5
Provision for income taxes	12.9	66.9	11.7

Net income (loss)	(70.0)	(192.4)	25.8
Less: Net loss attributable to noncontrolling interest	(4.6)	(3.1)	(1.6)

Net income (loss) attributable to Ryerson Inc.	$(65.4)	$(189.3)	$27.4

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income (loss)	$(70.0)	$(192.4)	$25.8

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38.6	37.1	37.7
Deferred income taxes	58.2	56.2	(12.8)
Provision for allowances, claims and doubtful accounts	3.0	8.5	11.5
Restructuring and other charges	12.0	—	—
Gain on sale of assets	—	(3.3)	—
Impairment charge on fixed assets	1.4	19.3	—
Pension and other postretirement benefits curtailment (gain) loss	2.0	(2.0)	—
Gain on retirement of debt	—	(2.7)	(18.2)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(138.5)	142.2	108.5
Inventories	(170.9)	227.5	263.1
Other assets	8.6	(1.3)	3.7
Accounts payable	102.4	(0.7)	(80.1)
Accrued liabilities	(2.5)	(38.8)	(50.3)
Accrued taxes payable/receivable	(5.5)	43.1	15.7
Deferred employee benefit costs	(36.9)	(10.0)	(19.2)
Other items	(0.3)	2.0	(6.1)

Net adjustments	(128.4)	477.1	253.5

Net cash provided by (used in) operating activities	(198.4)	284.7	279.3

Investing Activities:
Acquisitions, net of cash acquired	(12.0)	—	—
Decrease (increase) in restricted cash	3.9	(12.5)	(1.7)
Capital expenditures	(27.0)	(22.8)	(30.1)
Investment in joint venture	—	—	(7.1)
Increase in cash due to consolidation of joint venture	—	—	30.5
Loan to joint venture	—	—	(0.3)
Proceeds from sale of joint venture interest	—	49.0	1.0
Proceeds from sales of property, plant and equipment	5.5	18.4	31.7
Other investments	(14.8)	—	—

Net cash provided by (used in) investing activities	(44.4)	32.1	24.0

Financing Activities:
Repayment of debt	(10.6)	(3.3)	(71.7)
Proceeds from credit facility borrowings	180.0	—	1,210.0
Repayment of credit facility borrowings	(180.0)	—	(1,770.0)
Net proceeds/(repayments) of short-term borrowings	206.0	(270.1)	426.8
Credit facility issuance costs	—	—	(0.3)
Long-term debt issuance costs	—	—	(1.7)
Purchase of subsidiary shares from noncontrolling interest	(17.5)	—	—
Net increase (decrease) in book overdrafts	6.6	(12.5)	9.9
Dividends paid	—	(35.0)	(25.0)

Net cash provided by (used in) financing activities	184.5	(320.9)	(222.0)

Net increase (decrease) in cash and cash equivalents	(58.3)	(4.1)	81.3
Effect of exchange rate changes on cash and cash equivalents	5.6	10.1	(7.6)

Net change in cash and cash equivalents	(52.7)	6.0	73.7
Cash and cash equivalents—beginning of period	114.9	108.9	35.2

Cash and cash equivalents—end of period	$62.2	$114.9	$108.9

Supplemental Disclosures
Cash paid (received) during the period for:
Interest paid to third parties	$66.1	$66.6	$106.9
Income taxes, net	(46.8)	(29.1)	9.7

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$62.2	$114.9
Restricted cash (Note 3)	15.6	19.5
Receivables less provision for allowances, claims and doubtful accounts of $8.7 in 2010 and $10.5 in 2009	499.1	357.6
Inventories (Note 4)	783.4	601.7
Prepaid expenses and other assets	60.5	46.1

Total current assets	1,420.8	1,139.8
Property, plant and equipment, net of accumulated depreciation (Note 5)	490.4	488.7
Deferred income taxes (Note 18)	44.5	53.1
Other intangible assets (Note 6)	16.1	12.6
Goodwill (Note 7)	73.7	71.4
Deferred charges and other assets	15.8	22.0

Total assets	$2,061.3	$1,787.6

Liabilities
Current liabilities:
Accounts payable	$287.3	$173.4
Accrued liabilities:
Salaries, wages and commissions	43.2	36.7
Deferred income taxes (Note 18)	135.7	96.1
Interest on debt	10.0	9.5
Other accrued liabilities	39.4	26.0
Short-term debt (Note 9)	26.7	28.4
Current portion of deferred employee benefits	15.8	15.6

Total current liabilities	558.1	385.7
Long-term debt (Note 9)	933.5	725.8
Taxes and other credits	10.0	11.9
Deferred employee benefits (Note 10)	482.3	497.8

Total liabilities	1,983.9	1,621.2

Commitments and contingencies (Note 11)

Equity
Ryerson Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2010 and 2009	—	—
Capital in excess of par value	456.2	456.2
Accumulated deficit	(254.7)	(189.3)
Accumulated other comprehensive loss	(139.0)	(136.1)

Total Ryerson Inc. stockholders’ equity	62.5	130.8
Noncontrolling interest	14.9	35.6

Total equity	77.4	166.4

Total liabilities and equity	$2,061.3	$1,787.6

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares)

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available-For-Sale Investment	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2008	100	$—	$500.0	$(11.2)	$(2.6)	$13.0	$—	$—	$499.2
Consolidation of joint venture	—	—	—	—	—	—	—	47.6	47.6
Net income	—	—	—	27.4	—	—	—	(1.6)	25.8
Foreign currency translation	—	—	—	—	(43.0)	—	—	(0.1)	(43.1)
Dividends	—	—	(8.8)	(16.2)	—	—	—	—	(25.0)
Additional investment in joint venture	—	—	—	—	—	—	—	(6.9)	(6.9)
Changes in unrecognized benefit costs (net of tax benefit of $72.7)	—	—	—	—	—	(114.7)	—	—	(114.7)

Balance at December 31, 2008	100	$—	$491.2	$—	$(45.6)	$(101.7)	$—	$39.0	$382.9
Net loss	—	—	—	(189.3)	—	—	—	(3.1)	(192.4)
Foreign currency translation	—	—	—	—	28.2	—	—	(0.3)	27.9
Dividends	—	—	(35.0)	—	—	—	—	—	(35.0)
Changes in unrecognized benefit costs (net of tax benefit of $1.8)	—	—	—	—	—	(17.0)	—	—	(17.0)

Balance at December 31, 2009	100	$—	$456.2	$(189.3)	$(17.4)	$(118.7)	$—	$35.6	$166.4
Net loss	—	—	—	(65.4)	—	—	—	(4.6)	(70.0)
Foreign currency translation	—	—	—	—	10.0	—	—	1.4	11.4
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(17.5)	(17.5)
Changes in unrecognized benefit costs (net of tax benefit of $0.7)	—	—	—	—	—	(18.3)	—	—	(18.3)
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	5.4	—	5.4

Balance at December 31, 2010	100	$—	$456.2	$(254.7)	$(7.4)	$(137.0)	$5.4	$14.9	$77.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Statement of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Inc. (“Ryerson”), a Delaware corporation, is a wholly-owned subsidiary of Ryerson Holding Corporation (“Ryerson Holding”), formerly named Rhombus Holding Corporation.

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding, with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub (the “Merger Agreement”). Upon the closing of the Platinum Acquisition, Ryerson, including JT Ryerson, became wholly-owned direct and indirect subsidiaries of Ryerson Holding. Ryerson Holding is 99% owned by affiliates of Platinum Equity, LLC (“Platinum”).

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), formerly named VSC-Ryerson China Limited, a company in which we have a 50% direct ownership percentage and an additional 50% interest through affiliates of Ryerson Holding. We conducted material distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Steel Limited, an integrated steel manufacturer in India through July 10, 2009, the date on which we sold our ownership interest to our joint venture partner (see Note 15). Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

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

Business Segments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. Our Chief Executive Officer, together with the Operating Committee selected by our Board of Directors, serve as our Chief Operating Decision Maker (“CODM”). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. During the second quarter of 2010, a strategic decision was made by the CODM to view our business globally as metals service centers. As such, the financial information provided to the CODM to evaluate performance and allocate resources has been revised to reflect this global view as opposed to geographic regions. We have one operating and reportable segment, metal service centers, in accordance with the criteria set forth in ASC 280.

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

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Cost of materials sold” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2010, 2009 and 2008 totaled zero, $0.7 million and $7.6 million, respectively.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $82.1 million, $73.0 million and $100.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Benefits for Retired Employees. The Company recognizes the funded status of its defined benefit pension and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. The estimated cost of the Company’s defined benefit pension plan and its postretirement medical benefits are determined annually after considering information provided by consulting actuaries. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. The cost of these benefits for retirees is accrued during their term of employment. Pensions are funded primarily in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and the Pension Protection Act of 2006 into a trust established for the Ryerson Pension Plan. Costs for retired employee medical benefits are funded when claims are submitted. Certain salaried employees are covered by a defined contribution plan, for which the cost is expensed in the period earned.

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $32.3 million and $25.7 million at December 31, 2010 and 2009, respectively.

Inventory Valuation. Inventories are stated at the lower of cost or market value. We use the last-in, first-out (“LIFO”) method for valuing our domestic inventories. We use the weighted-average cost and the specific cost methods for valuing our foreign inventories.

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

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment using a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to a market approach at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment testing during the fourth quarter and determined that there was no impairment in 2010.

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

Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the life of the debt.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. The Company recognized a $2.7 million exchange loss, a $14.9 million exchange loss and a $2.1 million exchange gain for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statement of Operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the requirements within ASU 2010-6 as of January 1, 2010, except for the Level 3 reconciliation disclosures which will be adopted as of January 1, 2011. The adoption did not have an impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU updates ASC Topic 350, “Intangibles—Goodwill and Other,” to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not have any reporting units with zero or negative carrying amounts as of December 31, 2010. We will adopt this guidance prospectively beginning January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period only. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this guidance prospectively beginning January 1, 2011. It is not expected to have a significant impact on the Company.

Note 2: Business Combinations

On January 26, 2010, the Company acquired, through its subsidiary JT Ryerson, all of the issued and outstanding capital stock of Texas Steel Processing, Inc. (“TSP”), a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated financial statements.

On August 4, 2010, the Company acquired, through its subsidiary JT Ryerson, all of the issued and outstanding capital stock of SFI-Gray Steel Inc. (“SFI”), a steel plate processor based in Houston, Texas. The acquisition is not material to our consolidated financial statements.

On October 31, 2008, Ryerson Holding purchased an additional 20% in Ryerson China from Van Shung Chong Holdings Limited (“VSC”). On December 31, 2008, VSC sold an additional 20% interest in Ryerson China: 10% was purchased by a wholly-owned subsidiary of Ryerson Holding and the remaining 10% was purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. We consolidated the operations of Ryerson China as of October 31, 2008. The acquisition did not materially impact the financial statements of Ryerson.

Note 3: Restricted Cash

On October 19, 2007, prior to the Platinum Acquisition, the Company deposited $5.0 million in a trust account to fund payments arising from the Platinum Acquisition, primarily payments to the Predecessor Board of Directors. The balance in this trust account totaled $1.8 million and $1.7 million at December 31, 2010 and 2009, respectively. As part of one of our note indentures, proceeds from the sale of property, plant, and equipment are deposited in a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements. The balance in this account was $6.6 million and $3.0 million at December 31, 2010 and 2009, respectively. In addition, Ryerson China has a restricted cash balance of $2.3 million as of December 31, 2010, which is primarily related to letters of credit that can be presented for product material purchases. At December 31, 2009, Ryerson China had a restricted cash balance of $9.9 million, which was primarily related to a structured foreign currency deposit that could not be withdrawn until its maturity date in March 2010. We also have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $4.9 million as of December 31, 2010 and 2009.

Note 4: Inventories

Inventories were classified at December 31, 2010 and 2009 as follows:

	At December 31,
	2010	2009
	(In millions)
In process and finished products	$783.4	$601.7

If current cost had been used to value inventories, such inventories would have been $20 million and $72 million lower than reported at December 31, 2010 and 2009, respectively. Approximately 86% and 85% of inventories are accounted for under the LIFO method at December 31, 2010 and 2009, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

During 2008, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of the LIFO liquidation decreased cost of materials sold during 2008 by approximately $16 million and increased net income by approximately $10 million.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2010 and 2009:

	At December 31,
	2010	2009
	(In millions)
Land and land improvements	$104.0	$100.0
Buildings and leasehold improvements	198.4	191.4
Machinery, equipment and other	290.4	261.7
Construction in progress	2.6	3.5

Total	595.4	556.6
Less: Accumulated depreciation	(105.0)	(67.9)

Net property, plant and equipment	$490.4	$488.7

The Company recorded $1.4 million and $19.3 million of impairment charges in 2010 and 2009, respectively, related to fixed assets. The impairment charge recorded in 2010 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” Of the $19.3 million impairment charge recorded in 2009, $1.8 million related to certain assets that we determined did not have a recoverable carrying value based on the projected undiscounted cash flows and $17.5 million related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell. The fair values of each property were determined based on appraisals obtained from a third party, pending sales contracts, or recent listing agreements with third party brokerage firms. In total, the Company had $14.3 million and $24.0 million of assets held for sale, classified within “Other current assets” as of December 31, 2010 and 2009, respectively.

Note 6: Intangible Assets

The following summarizes the components of intangible assets at December 31, 2010 and 2009:

	At December 31, 2010			At December 31, 2009
Amortized intangible assets	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$16.5	$(3.9)	$12.6	$15.1	$(2.6)	$12.5
Developed technology / product know-how	1.9	(0.1)	1.8	—	—	—
Non-compete agreements	1.2	(0.2)	1.0	0.1	—	0.1
Trademarks	0.8	(0.1)	0.7	—	—	—

Total intangible assets	$20.4	$(4.3)	$16.1	$15.2	$(2.6)	$12.6

Amortization expense related to intangible assets for the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $1.2 million and $1.2 million, respectively.

Other intangible assets are amortized over a period between 2 and 13 years. Estimated amortization expense related to intangible assets at December 31, 2010, for each of the years in the five year period ending December 31, 2015 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2011	$2.2
For the year ended December 31, 2012	2.2
For the year ended December 31, 2013	2.2
For the year ended December 31, 2014	2.1
For the year ended December 31, 2015	1.8
For the years ended thereafter	5.6

Note 7: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009:

Carrying Amount
(In millions)
Balance at January 1, 2009	$76.4
Adjustments to purchase price	(4.5)
Changes due to foreign currency translation	(0.5)

Balance at December 31, 2009	$71.4
Acquisitions and adjustments to purchase price	1.9
Changes due to foreign currency translation	0.4

Balance at December 31, 2010	$73.7

In 2010, the Company recognized $5.9 million of goodwill related to the TSP and SFI acquisitions. The goodwill balance for TSP, $3.1 million, is not deductible for income tax purposes. The goodwill balance for SFI, $2.8 million, is deductible for income tax purposes. The Company made adjustments to the purchase price of $4.0 million and $4.5 million during the years ended December 31, 2010 and 2009, respectively.

Note 8: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2010, 2009 and 2008:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2008	$38.8	$3.0	$41.8
Adjustment to plan liability	(4.1)	(0.3)	(4.4)
Cash payments	(28.1)	(1.2)	(29.3)
Reduction to reserve	(0.4)	—	(0.4)

Balance at December 31, 2008	$6.2	$1.5	$7.7
Adjustment to plan liability	—	(0.3)	(0.3)
Cash payments	(6.1)	(0.3)	(6.4)
Reclassifications	0.4	(0.4)	—
Reduction to reserve	(0.1)	—	(0.1)

Balance at December 31, 2009	$0.4	$0.5	$0.9
Restructuring charges	12.5	—	12.5
Cash payments	(0.6)	(0.4)	(1.0)
Adjustments for pension and other post-retirement termination non-cash charges	(12.1)	—	(12.1)
Reclassifications	(0.1)	0.1	—

Balance at December 31, 2010	$0.1	$0.2	$0.3

2010

During 2010, the Company paid $0.7 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The remaining balance of $0.2 million of tenancy and other costs related to the Platinum Acquisition exit plan liability as of December 31, 2010 is expected to be paid during 2011.

In the fourth quarter of 2010, the Company recorded a $12.5 million charge related to the closure of one of its facilities. The charge consists of restructuring expenses of $0.4 million for employee-related costs, including severance for 66 employees, and additional non-cash pensions and other post-retirement benefits costs totaling $12.1 million. Included in the non-cash pension charge is a pension curtailment loss of $2.0 million. In the fourth quarter of 2010, the Company paid $0.3 million in employee costs related to this facility closure. The remaining $0.1 million balance is expected be paid in 2011. The Company expects to record additional restructuring charges of less than $1 million related to this facility closure in 2011.

2009

During 2009, the Company paid $6.4 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $0.3 million reduction to the exit plan liability primarily due to lower property taxes on closed facilities than estimated in the initial restructuring plan.

2008

During 2008, the Company paid $29.3 million related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition. The Company also recorded a $4.4 million reduction to the exit plan liability primarily due to 277 fewer employee terminations than anticipated in the initial restructuring plan. The reduction to the exit plan liability reduced goodwill by $2.6 million, net of tax. The Company also recorded a $0.4 million reduction to the exit plan liability in the fourth quarter of 2008 which was credited to “Warehousing, delivery, selling, general and administrative expense.”

Other Charges

In the fourth quarter of 2010, the Company also recorded a charge of $1.5 million for costs related to the retirement of its former Chief Executive Officer, which is recorded within the “Restructuring and other charges” line of the consolidated statement of operations.

Note 9: Debt

Long-term debt consisted of the following at December 31, 2010 and 2009:

	At December 31,
	2010	2009
	(In millions)
Ryerson Secured Credit Facility	$457.3	$250.2
12% Senior Secured Notes due 2015	376.2	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4% Senior Notes due 2011	4.1	4.1
Foreign debt	19.7	20.8

Total debt	960.2	754.2
Less:
Short-term credit facility borrowings	2.9	7.6
8 1/4% Senior Notes due 2011	4.1	—
Foreign debt	19.7	20.8

Total long-term debt	$933.5	$725.8

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2011	$23.8
For the year ended December 31, 2012	457.3
For the year ended December 31, 2013	—
For the year ended December 31, 2014	102.9
For the year ended December 31, 2015	376.2
For the years ended thereafter	—

Ryerson Credit Facility

On October 19, 2007, Merger Sub entered into a 5-year, $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) with a maturity date of October 18, 2012 which has since been amended to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At December 31, 2010, the Company had $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available under the $1.35 billion Ryerson Credit Facility compared to $250.2 million of outstanding borrowings, $32 million of letters of credit issued and $268 million available at December 31, 2009. Total credit availability is limited by the amount of eligible account receivables and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible account receivables, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.1 percent at December 31, 2010 and 2009.

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

Proceeds from borrowings under the Ryerson Credit Facility and repayments of borrowings thereunder that are reflected in the Consolidated Statements of Cash Flows represent borrowings under the Company’s revolving credit agreement with original maturities greater than three months. Net proceeds (repayments) under the Ryerson Credit Facility represent borrowings under the Ryerson Credit Facility with original maturities less than three months.

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

At December 31, 2010, $376.2 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within “Other income and (expense), net” on the consolidated statement of operations. During 2008, $42.8 million principal amount of the 2015 Notes and $47.1 million principal amount of the 2014 Notes were repurchased and retired, resulting in the recognition of an $18.2 million gain within “Other income and (expense), net” on the consolidated statement of operations.

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

$150 Million 8  1/4% Senior Notes due 2011

As a result of the Platinum Acquisition, $145.9 million principal of the 8 1/4% Senior Notes due 2011 (“2011 Notes”) were repurchased between October 20, 2007 and December 31, 2007 with $4.1 million outstanding at December 31, 2010 and 2009. The 2011 Notes pay interest semi-annually and mature on December 15, 2011.

The 2011 Notes contained covenants, substantially all of which were removed pursuant to an amendment of the 2011 Notes as a result of the tender offer to repurchase the notes upon the Platinum Acquisition.

Foreign Debt

At December 31, 2010, Ryerson China’s total foreign borrowings were $19.7 million, of which, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Of the total borrowings of $20.8 million outstanding at December 31, 2009, $12.6 million was owed to banks in Asia at a weighted average interest rate of 2.2% secured by inventory and property, plant and equipment. Ryerson China also owed $8.2 million at December 31, 2009 to VSC at a weighted average interest rate of 1.8%. Availability under the foreign credit lines was $14 million and $8 million at December 31, 2010 and 2009, respectively. Letters of credit issued by our foreign subsidiaries totaled $7 million and $12 million at December 31, 2010 and 2009, respectively.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (“Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increases from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increases by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At December 31, 2010, the accreted value of the Ryerson Holding Notes was $251.1 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Pursuant to a registration rights agreement, Ryerson Holding agreed to file with the SEC by October 26, 2010, a registration statement with respect to an offer to exchange each of the Ryerson Holding Notes for a new issue of Ryerson Holding’s debt securities registered under the Securities Act, with terms substantially identical to those of the Ryerson Holding Notes and to consummate an exchange offer no later than February 23, 2011. Ryerson Holding completed the exchange offer on December 7, 2010. As a result of completing the exchange offer, Ryerson Holding satisfied its obligations under the registration rights agreement covering the Ryerson Holding Notes.

Note 10: Employee Benefits

The Company accounts for its pension and postretirement plans in accordance with FASB ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). In addition to requirements for an employer to recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, ASC 715 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting specified age and service requirements. For the years ended December 31, 2010, 2009 and 2008, expense recognized for its defined contribution plans was $8.6 million, $4.2 million and $9.7 million, respectively. The Company temporarily froze company matching 401(k) contributions beginning in February 2009 through January 22, 2010, resulting in the decrease in expense in 2009 as compared to 2010 and 2008. Effective January 22, 2010, the Company resumed matching 401(k) contributions.

In February and December 2009, the Company amended the terms of two of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire by October 1, 2010. These actions meet the definition of a curtailment under FASB ASC 715-30-15 and resulted in a curtailment gain of $2.0 million for the year ended December 31, 2009.

In the fourth quarter of 2010, the Company announced the closure of one of its facilities, which significantly reduced the expected years of future service of active accruing participants in the Company’s defined benefit pension plan. As a result, the Company recorded a pension curtailment loss of $2.0 million in 2010.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $16.1 million and $15.7 million at December 31, 2010 and 2009, respectively.

Summary of Assumptions and Activity

The tables included below provide reconciliations of benefit obligations and fair value of plan assets of the Company plans as well as the funded status and components of net periodic benefit costs for each period related to each plan. The Company uses a December 31 measurement date to determine the pension and other postretirement benefit information. For the year 2010, the Company had an additional measurement date of November 18 for our U.S. pension plan due to the announced closure of one of its facilities as discussed above. The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for U.S. plans were as follows:

	November 18 to December 31, 2010	January 1 to November 17, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Discount rate for calculating obligations	5.35%	N/A	5.80%	6.30%
Discount rate for calculating net periodic benefit cost	5.40	5.80%	6.30	6.50
Expected rate of return on plan assets	8.75	8.75	8.75	8.75
Rate of compensation increase	3.00	4.00	4.00	4.00

The expected rate of return on U.S. plan assets is 8.75% for 2011.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate for calculating obligations	5.25%	5.70%	6.30%
Discount rate for calculating net periodic benefit cost	5.70	6.30	6.40
Rate of compensation increase – benefit obligations	3.00	4.00	4.00
Rate of compensation increase – net period benefit cost	4.00	4.00	4.00

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate for calculating obligations	5.25%	5.75%	7.50%
Discount rate for calculating net periodic benefit cost	5.75	7.50	5.50
Expected rate of return on plan assets	7.00	7.00	7.00
Rate of compensation increase	3.50	3.50	3.50

The expected rate of return on Canadian plan assets is 7.00% for 2011.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate for calculating obligations	5.25%	5.75%	7.50%
Discount rate for calculating net periodic benefit cost	5.75	7.50	5.50
Rate of compensation increase	3.50	3.50	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of period	$769	$726	$174	$194
Service cost	3	2	1	2
Interest cost	43	44	10	12
Plan amendments	—	2	—	(1)
Actuarial (gain) loss	37	37	(1)	(22)
Special termination benefits	7	—	3	—
Curtailment (gain) loss	2	—	—	(2)
Effect of changes in exchange rates	3	7	1	2
Benefits paid (net of participant contributions and Medicare subsidy)	(49)	(49)	(12)	(11)

Benefit obligation at end of period	$815	$769	$176	$174

Accumulated benefit obligation at end of period	$810	$765	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of period	$446	$430	$—	$—
Actual return on plan assets	63	51	—	—
Employer contributions	47	8	14	12
Effect of changes in exchange rates	2	6	—	—
Benefits paid (net of participant contributions)	(49)	(49)	(14)	(12)

Plan assets at fair value at end of period	$509	$446	$—	$—

Reconciliation of Amount Recognized
Funded status	$(306)	$(323)	$(176)	$(174)

Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(15)	$(14)
Noncurrent liabilities	(306)	(323)	(161)	(160)

Net benefit liability at the end of the period	$(306)	$(323)	$(176)	$(174)

Canadian benefit obligations represented $55 million and $49 million of the Company’s total Pension Benefits obligations at December 31, 2010 and 2009, respectively. Canadian plan assets represented $51 million and $46 million of the Company’s total plan assets at fair value at December 31, 2010 and 2009, respectively. In addition, Canadian benefit obligations represented $17 million and $15 million of the Company’s total Other Benefits obligation at December 31, 2010 and 2009, respectively.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2010 and 2009 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consists of
Net actuarial (gain) loss	$264	$249	$(63)	$(67)
Prior service cost	2	2	—	1

Total	$266	$251	$(63)	$(66)

Net actuarial losses of $6.0 million and prior service costs of $0.2 million for pension benefits and net actuarial gains of $4.7 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2010 and 2009 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consists of
Net actuarial loss (gain)	$21	$35	$(1)	$(22)
Amortization of net actuarial loss (gain)	(6)	—	5	3
Prior service cost (credit)	—	2	—	(1)

Total recognized in other comprehensive income (loss)	$15	$37	$4	$(20)

For measurement purposes for U.S. plans at December 31, 2010, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2009, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2008, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for participants less than 65 years old and 9 percent for participants greater than 65 years old in 2008, grading down to 5 percent in 2015, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2010, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2009, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2008, the annual rate of increase in the per capita cost of covered health care benefits for the Company’s salaried plan was 10 percent per annum, grading down to 6 percent in 2012, and 12 percent per annum, grading down to 6 percent in 2014 for the Company’s bargaining plan, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
	(In millions)
Components of net periodic benefit cost

Service cost	$3	$2	$3	$1	$2	$3
Interest cost	43	45	45	10	12	13
Expected return on assets	(46)	(49)	(52)	—	—	—
Recognized actuarial loss (gain)	6	—	—	(4)	(3)	—
Special termination benefits	7	—	—	3	—	—
Curtailment loss (gain)	2	—	—	—	(2)	—

Net periodic benefit cost (credit)	$15	$(2)	$(4)	$10	$9	$16

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent for all participants for the year ended December 31, 2010, grading down to 5 percent in 2017. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent for the year ended December 31, 2010, grading down to 5 percent in 2023. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

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

The Company’s pension trust weighted-average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	Trust Assets at December 31,
	2010	2009
Equity securities	63.1%	64.0%
Debt securities	26.8	26.6
Real Estate	0.7	4.8
Other	9.4	4.6

Total	100.0%	100.0%

The Board of Directors of Ryerson has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of the December 31, 2010 and 2009 measurement dates were as follows:

	Range	Target
Equity securities	30-85%	73%
Debt securities	5-50	13
Real Estate	0-15	9
Other	0-15	5

Total		100%

The fair value of Ryerson’s pension plan assets at December 31, 2010 by asset category are as follows. See Note 17 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash	$10.4	$10.4	$—	$—
Equity securities:
US large cap	167.6	167.6	—	—
US small/mid cap	42.0	42.0	—	—
Canadian large cap	14.7	14.7	—	—
Canadian small cap	1.2	1.2	—	—
Other international companies	75.9	75.9	—	—
Emerging market companies	19.5	19.5	—	—
Fixed income securities:
U.S. Treasuries	19.0	19.0	—	—
Investment grade debt	60.3	60.3	—	—
Non-investment grade debt	25.0	25.0	—	—
Municipality / non-corporate debt	0.1	0.1	—	—
Emerging market debt	10.1	10.1	—	—
Asset backed debt	2.6	2.6	—	—
Agency non-mortgage debt	1.2	1.2	—	—
Agency mortgage debt	9.7	9.7	—	—
Mortgage-backed securities	7.6	7.6	—	—
Sub-prime securities	0.7	0.7	—	—
Other types of investments:
Multi-strategy funds	6.0	—	—	6.0
Private equity funds	31.5	—	—	31.5
Real estate	3.8	—	—	3.8

Total	$508.9	$467.6	$—	$41.3

The fair value of Ryerson’s pension plan assets at December 31, 2009 by asset category are as follows:

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash	$1.3	$1.3	$—	$—
Equity securities:
US large cap	131.8	131.8	—	—
US small/mid cap	39.7	39.7	—	—
Canadian large cap	12.9	12.9	—	—
Canadian small cap	1.1	1.1	—	—
Other international companies	66.0	66.0	—	—
Emerging market companies	4.0	4.0	—	—
Fixed income securities:
U.S. Treasuries	16.5	16.5	—	—
Investment grade debt	47.3	47.3	—	—
Non-investment grade debt	23.8	23.8	—	—
Municipality / non-corporate debt	0.1	0.1	—	—
Emerging market debt	11.6	11.6	—	—
Asset backed debt	1.8	1.8	—	—
Agency non-mortgage debt	1.0	1.0	—	—
Agency mortgage debt	9.2	9.2	—	—
Mortgage-backed securities	6.7	6.7	—	—
Sub-prime securities	0.8	0.8	—	—
Other types of investments:
Multi-strategy funds	19.2	—	—	19.2
Private equity funds	29.8	—	—	29.8
Real estate	21.4	—	—	21.4

Total	$446.0	$375.6	$—	$70.4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Multi- Strategy Hedge funds	Private Equity Funds	Real Estate	Total
	(In millions)
Beginning balance at January 1, 2009	$19.0	$29.1	$39.8	$87.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	0.7	(18.4)	(17.5)

Ending balance at December 31, 2009	$19.2	$29.8	$21.4	$70.4
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	2.4	0.7	3.3
Relating to assets sold during the period	0.7	0.9	3.7	5.3
Purchases, sales, and settlements	(14.1)	(1.6)	(22.0)	(37.7)

Ending balance at December 31, 2010	$6.0	$31.5	$3.8	$41.3

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

Contributions

The Company contributed $46.6 million, $7.5 million and $16.8 million for the years ended December 31, 2010, 2009 and 2008, respectively to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $44 million in 2011.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2011	$53.0	$16.1
2012	54.6	15.8
2013	54.6	15.5
2014	55.0	15.2
2015	55.4	14.9
2016-2020	282.0	71.0

Note 11: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2025. Future minimum rental commitments are estimated to total $96.8 million, including approximately $19.9 million in 2011, $15.3 million in 2012, $12.0 million in 2013, $9.3 million in 2014, $7.2 million in 2015 and $33.1 million thereafter.

Rental expense under operating leases totaled $25.6 million, $25.4 million and $30.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

To fulfill contractual requirements for certain customers in 2010, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations which will all be paid in 2011 aggregated to $35.4 million at December 31, 2010.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2010. We have no exposure at December 31, 2010.

Approximately 17% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2011, which cover approximately 7% of our total labor force. We believe that our overall relationship with our employees is good.

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

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2010 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 12: Comprehensive Income

The following sets forth the components of comprehensive income:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net income (loss)	$(70.0)	$(192.4)	$25.8
Other comprehensive income (loss):
Foreign currency translation adjustments	11.4	27.9	(43.1)
Changes in unrecognized benefit costs, net of tax benefit of $0.7 in 2010, tax benefit of $1.8 in 2009, and $72.7 tax benefit in 2008	(18.3)	(17.0)	(114.7)
Unrealized gain on available-for-sale investment	5.4	—	—

Total comprehensive loss	(71.5)	(181.5)	(132.0)
Less: comprehensive loss attributable to noncontrolling interest	(3.2)	(3.4)	(1.7)

Comprehensive loss attributable to Ryerson Inc.	$(68.3)	$(178.1)	$(130.3)

Note 13: Related Parties

The Company pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee was $5.0 million for the years ended December 31, 2010, 2009 and 2008.

We declared and paid a dividend of $35.0 million and $25.0 million to Ryerson Holding in July 2009 and April 2008, respectively.

Note 14: Sales by Product

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
Product Line	2010	2009	2008
	(Percentage of Sales)
Stainless	28%	25%	30%
Aluminum	21	22	20
Carbon flat rolled	28	28	25
Bars, tubing and structurals	8	8	9
Fabrication and carbon plate	10	11	11
Other	5	6	5

Total	100%	100%	100%

No customer accounted for more than 5 percent of Company sales for the years ended December 31, 2010, 2009 and 2008. The top ten customers accounted for less than 12 percent of its sales for the year ended December 31, 2010. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China and Mexico, which in aggregate comprised 14 percent, 14 percent, and 11 percent of the Company’s sales during the years ended December 31, 2010, 2009 and 2008, respectively; Canadian, Chinese and Mexican assets were 15 percent, 17 percent and 15 percent at December 31, 2010, 2009 and 2008, respectively.

Note 15: Other Matters

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

Note 16: Compensation Plan

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

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan. As of December 31, 2010, 87,500,000 units have been authorized and granted, 21,875,000 units have been forfeited, and 49,218,750 units have vested and 16,406,250 units are nonvested as of the date hereof. The Company is accounting for this Plan in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2009 and at December 31, 2010 and 2009, which included cash dividends of $213.8 million paid on January 29, 2010 and $56.5 million paid in 2009, was zero.

Note 17: Derivatives and Fair Value of Financial Instruments

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of December 31, 2010 and 2009:

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	N/A	N/A	N/A	N/A	Other accrued liabilities	$0.8	Non-current taxes and other credits	$1.0

Foreign exchange contracts	N/A	N/A	N/A	N/A	Other accrued liabilities	0.3	Non-current taxes and other credits	0.1

Commodity contracts	Prepaid expenses and other current assets	$0.7	Receivables less provision for allowances, claims and doubtful accounts	$0.7	Other accrued liabilities	0.1	N/A	N/A

Total derivatives		$0.7		$0.7		$1.2		$1.1

The Company’s interest rate forward contracts had a notional amount of $100 million as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $7.1 million and $15.9 million, respectively. As of December 31, 2010 and 2009, the Company had 1,345 and 472 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company entered into a natural gas price swap during 2010, which had a notional amount of 225,000 million British thermal units (“mmbtu”) as of December 31, 2010. The Company entered into a hot roll steel coil option contract in 2010 related to forecasted purchases, which had a notional amount of 2,325 tons as of December 31, 2010. The company entered into an aluminum price swap in 2010 related to forecasted purchases, which had a notional amount of 64 tons as of December 31, 2010.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	2010	2009	2008
		(In millions)
Interest rate contracts	Interest and other expense on debt	$(1.1)	$(1.8)	$(2.7)

Foreign exchange contracts	Other income and (expense), net	(0.3)	(0.3)	0.4

Commodity contracts	Cost of materials sold	(0.3)	3.5	(4.5)

Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	(0.1)	—	—

Total		$(1.8)	$1.4	$(6.8)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010:

	At December 31, 2010
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$18.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$20.2	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.7	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$0.8	$—
Foreign exchange contracts	—	0.3	—
Commodity contracts	—	0.1	—

Total liability derivatives	$—	$1.2	$—

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the London Metals Exchange for nickel on the valuation date. The Company also has commodity derivatives to lock in hot roll coil and aluminum prices for varying time periods. The fair value of these derivatives is determined based on the spot price each individual contract was purchased at and compared with the one-month daily average actual spot price on the New York Mercantile Exchange for the commodity on the valuation date. The Company also has a natural gas price swap to lock in natural gas prices through March 2011. The fair value of this derivative is determined based on the spot price of the natural gas contract and compared with the one-month daily average actual spot price of natural gas according to the Henry Hub index on the valuation date. The Company also has an interest rate swap to fix a portion of the Company’s interest payments on its debt obligations. The interest rate swap, which has a notional amount of $100 million, fixes a portion of our interest payments at an interest rate of 1.59%. The contract expires on July 15, 2011. The interest rate swap is valued using estimated future one-month LIBOR interest rates as compared to the fixed interest rate of 1.59%. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and current market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2010:

	At December 31, 2010
	Level 1	Level 2	Level 3
	(In millions)
Assets
Impaired assets (Note 5)	$—	$14.3	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	At December 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$62.2	$62.2	$114.9	$114.9
Receivables less provision for allowances, claims and doubtful accounts	499.1	499.1	357.6	357.6
Accounts payable	287.3	287.3	173.4	173.4
Long-term debt, including current portion	960.2	969.5	754.2	750.1

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

Available-For-Sale Investment

The Company has classified an investment made during 2010 as available-for-sale at the time of purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale security as of December 31, 2010 can be summarized as follows:

	At December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$5.4	$—	$20.2

There is no maturity date for this investment and there have been no sales for the year ended December 31, 2010.

Note 18: Income Taxes

The elements of the provision for income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Income (loss) before income tax:
Federal	$(50.6)	$(106.7)	$2.1
Foreign	(6.5)	(18.8)	35.4

	$(57.1)	$(125.5)	$37.5

Current income taxes:
Federal	$(47.2)	$3.4	$11.6
Foreign	1.5	7.5	9.9
State	0.4	(0.2)	3.0

	(45.3)	10.7	24.5
Deferred income taxes	58.2	56.2	(12.8)

Total tax provision	$12.9	$66.9	$11.7

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Federal income tax expense computed at statutory tax rate of 35%	$(20.0)	$(44.0)	$13.1
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	(0.4)	(1.3)	2.3
Foreign tax credit	—	(8.5)	—
Other non-deductible expenses	0.7	1.5	0.7
Domestic production activities benefit	2.1	(1.3)	(2.2)
Foreign income not includable in federal taxable income	5.5	5.8	(2.5)
Indian taxes	—	8.3	—
Tax on sale of foreign joint venture	—	14.5	—
Valuation allowance	24.5	92.3	—
All other, net	0.5	(0.4)	0.3

Total income tax provision	$12.9	$66.9	$11.7

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2010	2009
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$38	$47
Post-retirement benefits other than pensions	67	70
Federal and foreign net operating loss carryforwards	29	—
State net operating loss carryforwards	12	5
Pension liability	120	130
Other deductible temporary differences	21	23
Less: valuation allowances	(125)	(98)

	$162	$177

Deferred tax liabilities:
Fixed asset basis difference	$117	$120
Inventory basis difference	135	96
Other intangibles	1	4

	253	220

Net deferred tax liability	$(91)	$(43)

The Company had available at December 31, 2010, federal AMT credit carryforwards of approximately $38 million, which may be used indefinitely to reduce regular federal income taxes.

The Company’s deferred tax assets also include $26 million related to US federal net operating loss (“NOL”) carryforwards which expire in 20 years, $12 million related to state NOL carryforwards which expire generally in 3 to 15 years and $3 million related to foreign NOL carryforwards which expire in 3 to 5 years, available at December 31, 2010.

In accordance with ASC 740, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, cash flows and the nature and timing of future deductions and benefits represented by the deferred tax assets. As a result of U.S. pre-tax losses incurred in periods leading up to the second quarter of 2009, we were unable to rely on the positive evidence of projected future income to support all deferred tax assets. After considering both the positive and negative evidence available at the end of the second quarter of fiscal year 2009, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to the amount that is more-likely-than-not to be realized with a corresponding non-cash charge of $74.3 million to the provision for income taxes. During the second half of 2009 an additional non-cash charge of $23.9 million was recorded, increasing the valuation allowance to $98.4 million at December 31, 2009. Of the charges recorded during 2009, $92.3 million of this valuation allowance was charged to income tax provision and $5.9 million was charged to other comprehensive income. The valuation allowance was increased to $124.8 million at December 31, 2010. Of the charges recorded during 2010, $24.5 million was charged to income tax provision and $4.4 million was charged to other comprehensive income offset by $2.5 million of a change in net deferred tax assets for which a valuation allowance was fully provided. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance.

At December 31, 2010, the Company had approximately $60.1 million of undistributed foreign earnings. The Company has not recognized any U.S. tax expense on $54.1 million of these earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future. The Company has recognized U.S. tax expense on $6 million of these undistributed earnings that were included in the Company’s prior year U.S. taxable income under the U.S. Subpart F income rules.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2008	$7.1
Gross increases – tax positions in prior periods	0.4
Settlements and closing of statute of limitations	(2.4)

Unrecognized tax benefits balance at December 31, 2008	$5.1
Gross increases – tax positions in prior periods	0.1
Settlements and closing of statute of limitations	(0.2)

Unrecognized tax benefits balance at December 31, 2009	$5.0
Gross increases – tax positions in prior periods	1.0
Settlements and closing of statute of limitations	(0.2)

Unrecognized tax benefits balance at December 31, 2010	$5.8

Ryerson and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Substantially all state and local income tax matters have been concluded through 2005. However, a change by a state in subsequent years would result in an insignificant change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2006 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, we had approximately $0.4 million and $1.5 million of accrued interest related to uncertain tax positions, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.6 million and $3.2 million as of December 31, 2010 and 2009, respectively. The decrease in interest during 2010 resulted primarily from a re-evaluation of jurisdictions where the Company has NOL carryforwards.

The Company and its U.S. subsidiaries are included in the consolidated federal income tax return with its parent company, Ryerson Holding. Income taxes have been computed as if the Company filed a separate income tax return.

Note 19: Condensed Consolidating Financial Statements

On October 19, 2007, Merger Sub issued Ryerson Notes. Merger Sub was formed solely for the purpose of merging with and into Ryerson. Ryerson is the surviving corporation of the merger and assumed the obligations of Merger Sub. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Ryerson Credit Facility. Each guarantor of the Ryerson Notes is 100% owned by Ryerson and the guarantees are joint and several. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,351.3	$550.5	$(6.3)	$3,895.5
Cost of materials sold	—	2,886.7	475.3	(6.3)	3,355.7

Gross profit	—	464.6	75.2	—	539.8
Warehousing, delivery, selling, general and administrative expenses	4.9	426.2	74.6	—	505.7
Restructuring and other charges	—	12.0	—	—	12.0
Gain on insurance settlement	(2.6)	—	—	—	(2.6)
Impairment charge on fixed assets	—	1.4	—	—	1.4
Pension and other postretirement benefits curtailment loss	—	2.0	—	—	2.0

Operating profit (loss)	(2.3)	23.0	0.6	—	21.3
Other income and (expense), net	—	—	(3.2)	—	(3.2)
Interest and other expense on debt	(70.3)	(1.3)	(3.6)	—	(75.2)
Intercompany transactions:
Interest expense on intercompany loans	(55.9)	—	(0.4)	56.3	—
Interest income on intercompany loans	—	56.3	—	(56.3)	—

Income (loss) before income taxes	(128.5)	78.0	(6.6)	—	(57.1)
Provision (benefit) for income taxes	(15.4)	25.3	3.0	—	12.9
Equity in (earnings) loss of subsidiaries	(47.7)	4.6	—	43.1	—

Net income (loss)	(65.4)	48.1	(9.6)	(43.1)	(70.0)
Less: Net loss attributable to noncontrolling interest	—	—	(4.6)	—	(4.6)

Net income (loss) attributable to Ryerson Inc.	$(65.4)	$48.1	$(5.0)	$(43.1)	$(65.4)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,647.2	$423.4	$(4.5)	$3,066.1
Cost of materials sold	—	2,247.6	367.5	(4.5)	2,610.6

Gross profit	—	399.6	55.9	—	455.5
Warehousing, delivery, selling, general and administrative expenses	3.4	417.3	63.2	—	483.9
Gain on sale of assets	—	(3.3)	—	—	(3.3)
Impairment charge on fixed assets	—	19.3	—	—	19.3
Pension and other postretirement benefits curtailment gain	—	—	(2.0)	—	(2.0)

Operating loss	(3.4)	(33.7)	(5.3)	—	(42.4)
Other income and (expense), net	2.7	—	(12.9)	—	(10.2)
Interest and other expense on debt	(69.1)	(1.7)	(2.1)	—	(72.9)
Intercompany transactions:
Interest expense on intercompany loans	(56.5)	(2.1)	(0.3)	58.9	—
Interest income on intercompany loans	—	56.9	2.0	(58.9)	—

Income (loss) before income taxes	(126.3)	19.4	(18.6)	—	(125.5)
Provision for income taxes	42.7	16.7	7.5	—	66.9
Equity in loss of subsidiaries	20.3	15.4	—	(35.7)	—

Net loss	(189.3)	(12.7)	(26.1)	35.7	(192.4)
Less: Net loss attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)

Net loss attributable to Ryerson Inc.	$(189.3)	$(12.7)	$(23.0)	$35.7	$(189.3)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$4,751.9	$571.1	$(13.2)	$5,309.8
Cost of materials sold	—	4,134.8	476.1	(13.2)	4,597.7

Gross profit	—	617.1	95.0	—	712.1
Warehousing, delivery, selling, general and administrative expenses	5.0	517.2	63.9	—	586.1

Operating profit (loss)	(5.0)	99.9	31.1	—	126.0
Other income and (expense), net	18.5	0.9	2.0	—	21.4
Interest and other expense on debt	(106.6)	(2.7)	(0.6)	—	(109.9)
Intercompany transactions:
Interest expense on intercompany loans	(47.3)	—	(0.4)	47.7	—
Interest income on intercompany loans	—	47.7	—	(47.7)	—

Income (loss) before income taxes	(140.4)	145.8	32.1	—	37.5
Provision (benefit) for income taxes	(49.5)	51.3	9.9	—	11.7
Equity in earnings of subsidiaries	(118.3)	(19.5)	—	137.8	—

Net income	27.4	114.0	22.2	(137.8)	25.8
Less: Net loss attributable to noncontrolling interest	—	—	(1.6)	—	(1.6)

Net income attributable to Ryerson Inc.	$27.4	$114.0	$23.8	$(137.8)	$27.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(65.4)	$48.1	$(9.6)	$(43.1)	$(70.0)

Non-cash expenses	(74.0)	182.2	6.7	—	114.9
Equity in earnings of subsidiaries	(47.7)	4.6	—	43.1	—
Changes in working capital	13.1	(238.8)	(17.6)	—	(243.3)

Net adjustments	(108.6)	(52.0)	(10.9)	43.1	(128.4)

Net cash used in operating activities	(174.0)	(3.9)	(20.5)	—	(198.4)

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	61.4	66.5	1.3	(173.6)	(44.4)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	113.1	(51.5)	(50.7)	173.6	184.5

Net increase (decrease) in cash and cash equivalents	0.5	11.1	(69.9)	—	(58.3)
Effect of exchange rates	—	—	5.6	—	5.6

Net change in cash and cash equivalents	0.5	11.1	(64.3)	—	(52.7)
Beginning cash and cash equivalents	—	4.6	110.3	—	114.9

Ending cash and cash equivalents	$0.5	$15.7	$46.0	$—	$62.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(189.3)	$(12.7)	$(26.1)	$35.7	$(192.4)

Non-cash expenses	60.8	50.3	4.0	—	115.1
Equity in earnings of subsidiaries	20.3	15.4	—	(35.7)	—
Changes in working capital	50.5	296.1	15.4	—	362.0

Net adjustments	131.6	361.8	19.4	(35.7)	477.1

Net cash provided by (used in) operating activities	(57.7)	349.1	(6.7)	—	284.7

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	37.1	(332.6)	34.4	293.2	32.1

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	20.5	(19.5)	(28.7)	(293.2)	(320.9)

Net decrease in cash and cash equivalents	(0.1)	(3.0)	(1.0)	—	(4.1)
Effect of exchange rates	—	—	10.1	—	10.1

Net change in cash and cash equivalents	(0.1)	(3.0)	9.1	—	6.0
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$—	$4.6	$110.3	$—	$114.9

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$27.4	$114.0	$22.2	$(137.8)	$25.8

Non-cash expenses	31.7	(8.1)	(11.5)	—	12.1
Equity in earnings of subsidiaries	(118.3)	(19.5)	—	137.8	—
Changes in working capital	(1,472.9)	1,638.4	75.9	—	241.4

Net adjustments	(1,559.5)	1,610.8	64.4	137.8	253.5

Net cash provided by (used in) operating activities	(1,532.1)	1,724.8	86.6	—	279.3

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	1,212.6	(552.4)	24.1	(660.3)	24.0

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	319.5	(1,194.7)	(7.1)	660.3	(222.0)

Net increase (decrease) in cash and cash equivalents	—	(22.3)	103.6	—	81.3
Effect of exchange rates	—	—	(7.6)	—	(7.6)

Net change in cash and cash equivalents	—	(22.3)	96.0	—	73.7
Beginning cash and cash equivalents	0.1	29.9	5.2	—	35.2

Ending cash and cash equivalents	$0.1	$7.6	$101.2	$—	$108.9

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets	$1,668.7	$1,142.0	$239.4	$(1,629.3)	$1,420.8
Property, plant and equipment net of accumulated depreciation	—	425.8	64.6	—	490.4
Other noncurrent assets	806.4	1,731.3	13.6	(2,401.2)	150.1

Total Assets	$2,475.1	$3,299.1	$317.6	$(4,030.5)	$2,061.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$19.2	$2,089.7	$78.5	$(1,629.3)	$558.1
Noncurrent liabilities	2,393.4	462.1	24.0	(1,453.7)	1,425.8
Ryerson Inc. stockholders’ equity	62.5	747.3	200.2	(947.5)	62.5
Noncontrolling interest	—	—	14.9	—	14.9

Total Liabilities and Equity	$2,475.1	$3,299.1	$317.6	$(4,030.5)	$2,061.3

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

Note 20: Subsequent Events

On March 14, 2011, Ryerson entered into an amended and restated Ryerson Credit Facility, effective immediately. The Ryerson Credit Facility, among other things consists of $1.35 billion in commitments from the lenders and extends the maturity date to the earlier of (a) March 11, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the 2014 Notes if such notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 2015 Notes if such notes are then outstanding. Pricing under the Ryerson Credit Facility was also adjusted to reflect current market conditions. Pricing is not materially different from our original Ryerson Credit Facility.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER

(In millions)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Loss	Net Loss Attributable to Ryerson Inc.
2009

First Quarter (1)	$804.7	$125.5	$(9.5)	$(6.3)	$(4.3)
Second Quarter (2)	743.1	85.6	(55.3)	(130.5)	(130.0)
Third Quarter (3)	777.2	151.8	6.7	(7.3)	(7.8)
Fourth Quarter (4)	741.1	92.6	(67.4)	(48.3)	(47.2)

Year	$3,066.1	$455.5	$(125.5)	$(192.4)	$(189.3)

2010

First Quarter	$871.5	$133.8	$(6.4)	$(9.0)	$(9.0)
Second Quarter (5)	1,020.2	132.6	(8.4)	(12.1)	(11.9)
Third Quarter (6)	1,031.7	139.1	(10.5)	(15.6)	(14.5)
Fourth Quarter (7)	972.1	134.3	(31.8)	(33.3)	(30.0)

Year	$3,895.5	$539.8	$(57.1)	$(70.0)	$(65.4)

(1)	Included in the first quarter 2009 results is a pretax gain on the sale of assets of $3.3 million, or $2.0 million after-tax, and a pretax gain of $1.3 million, or $0.9 million after-tax, related to the curtailment gain on the Canadian post-retirement plan amendment.
(2)	Included in the second quarter 2009 results is an income tax charge of $74.3 million to establish a valuation allowance against our US deferred tax assets and a $13.5 million income tax charge related to the sale of our joint venture in India.
(3)	Included in the third quarter 2009 results is an impairment charge of $6.1 million, or $3.7 million after-tax, related to certain assets held for sale to recognize the assets at their fair value less cost to sell and an income tax charge of $14.7 million to increase the valuation allowance against our US deferred tax assets.
(4)	Included in the fourth quarter 2009 results is an impairment charge of $13.2 million, or $8.0 million after-tax, related to adjusting primarily held for sale assets to their fair value less cost to sell and an income tax charge of $3.3 million (net) to increase the valuation allowance against our US deferred tax assets. This income tax charge recognized in the fourth quarter includes a $6.6 million income tax benefit that relates to a change to the valuation allowance recognized in the second quarter of 2009.
(5)	Included in the second quarter 2010 results is a $2.6 million gain on the settlement of an insurance claim.
(6)	Net loss and Net loss attributable to Ryerson Inc. for the third quarter of 2010 have been restated from a loss of $6.9 million and $5.8 million, respectively, to a loss of $15.6 million and $14.5 million, respectively, to reflect the effect of an $8.7 million income tax charge related to the establishment of a valuation reserve on certain deferred state income tax assets.
(7)	Included in the fourth quarter 2010 results is a $2.0 million curtailment loss and a $10.5 million restructuring charge associated with the announcement of the closure of one of our metal service centers. The fourth quarter 2010 results also included a $1.5 million charge related to benefits to be paid associated with the retirement of our Chief Executive Officer.

RYERSON INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(In millions)

	Provisions for Allowances
	Balance at Beginning of Period	Amount Acquired Through Acquisition		Additions Charged to Income	Additions Charged to Other Comprehensive Income	Deductions from Reserves		Balance at End of Period

Year ended December 31, 2010
Allowance for doubtful accounts	$10.5	$—		$3.0	$—	$(4.8	)(B)	$8.7
Valuation allowance—deferred tax assets	98.4	—		24.5	4.4	(2.5	)(D)	124.8
Year ended December 31, 2009
Allowance for doubtful accounts	$17.1	$—		$8.5	$—	$(15.1	)(B)	$10.5
Valuation allowance—deferred tax assets	0.2	—		92.3	5.9	—		98.4
Year ended December 31, 2008
Allowance for doubtful accounts	$14.8	$2.1	(A)	$11.5	$—	$(11.3	)(B)	$17.1
Valuation allowance—deferred tax assets	1.0	(0.8	) (C)	—	—	—		0.2

NOTES:

(A)	Reserve of $2.1 million was established upon the consolidation of a joint venture, Ryerson China
(B)	Bad debts written off during the year
(C)	Reserve was adjusted $0.8 million as part of the Platinum Acquisition of Rhombus Merger Corporation with and into Ryerson
(D)	Change in net deferred tax assets for which a valuation allowance was fully provided

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2010.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Officers are elected by the Board of Directors of Ryerson.

Set forth below are the executive officers and directors of Ryerson as of March 1, 2011, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company or outside of Ryerson, are shown below.

Name	Age	Position
Eva M. Kalawski	55	Director
Mary Ann Sigler	56	Director
Jacob Kotzubei	42	Director
Michael C. Arnold	54	Chief Executive Officer and President
Matthias L. Heilmann	42	Chief Operating Officer
Terence R. Rogers	51	Chief Financial Officer

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

Biographies of Executive Officers

Michael C. Arnold has been Chief Executive Officer and President since January 2011. Prior to joining Ryerson, he served as executive vice president and president for The Timken Company (“Timken”) from 2007 to 2010 and president of Timken’s Bearings and Power Transmission Group from 2007 to 2010. Timken is a global company that manufactures steel, bearings and related components. Mr. Arnold earned a Bachelor’s degree in Mechanical Engineering and an MBA in sales and marketing from the University of Akron.

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

Terence R. Rogers has been Chief Financial Officer since October 2007. He was Vice President—Finance of Ryerson from September 2001 to October 2007 and Treasurer of Ryerson from February 1999 to October 2007. Mr. Rogers earned a B.S. in Accounting from Illinois State University and an MBA in Finance from the University of Michigan.

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

1.	The Audit Committee has reviewed and discussed with management Ryerson’s consolidated financial statements for the year ended December 31, 2010 and management has represented that the consolidated financial statements were prepared in accordance with generally accepted accounting principles;

2.	The Audit Committee also met privately with E&Y, and discussed issues deemed significant by E&Y including the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees);

3.	The Audit Committee received the written disclosures and the letter from E&Y required by applicable requirements of Public Company Accounting Oversight Board regarding E&Y’s communications with the audit committee concerning independence, and has discussed with E&Y its independence from Ryerson and its management; and

Based on the reviews and discussions referred above, the Audit Committee has recommended that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission.

Respectfully submitted by the Audit Committee:

Mary Ann Sigler, Chair

Jacob Kotzubei

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Overview and Objectives

As a private company, our compensation decisions with respect to our named executive officers have historically been based on the goal of achieving performance at levels necessary to provide meaningful returns to our primary stockholder upon an ultimate liquidity event. To this end, our compensation decisions in 2010 were primarily based on the goal of recruiting, retaining, and motivating individuals who can help us meet and exceed our financial and operational goals.

Determination of Compensation

Our Board of Directors, in consultation with the primary stockholder of our parent, Ryerson Holding Corporation, was principally responsible for establishing and making decisions with respect to our compensation and benefit plans generally in 2010, including all compensation decisions relating to our named executive officers. The following individuals served as our named executive officers in 2010: (i) Stephen E. Makarewicz, our former President and Chief Executive Officer, who retired as of the close of business on December 31, 2010, (ii) Matthias Heilmann, our Chief Operating Officer, and (iii) Terence R. Rogers, our Chief Financial Officer.

In determining the levels and mix of compensation, our Board of Directors has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize stockholder value. Subjective factors considered in compensation determinations included an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure was sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, our Board of Directors has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. Our Board of Directors consulted with each of our named executive officers during the first few months of 2010 for recommendations regarding annual bonus targets and other compensation matters (including their own) and for financial analysis concerning the impact of various benefits and compensations structures. Our Board of Directors had no formal, regularly scheduled meetings to set compensation policy and instead met as circumstances required from time to time.

Our Board of Directors considered the economy and its impact on our business as the biggest factor impacting compensation decisions during 2010. Our Board of Directors weighed the conflicting goals of providing an attractive and competitive compensation package against making appropriate adjustments to our cost structure in recognition of the slow recovery of the economy. Our Board of Directors considered the impact on employee morale and potential loss of key employees versus the need to cut costs. Our Board of Directors believes that its compensation decisions in 2010 accomplished both goals.

Components of Compensation for 2010

The compensation provided to our named executive officers in 2010 consisted of the same elements generally available to our non-executive employees, including base salary, bonuses, perquisites and retirement and other benefits, each of which is described in more detail below. Additionally, our named executive officers participated in a long-term incentive program, also described in more detail below.

Base Salary

The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities, as well as recruit well-qualified executives. In determining base salary for any particular year, our Board of Directors generally considered, among other factors, competitive market practice, individual performance for the prior year, the mix of fixed compensation to overall compensation, and any minimum guarantees afforded to the named executive officer pursuant to any agreement. In February of 2009, all salaries were frozen unless adjustments were merited due to promotion or special circumstances. None of the named executive officers received salary increases during 2009. Our Board of Directors considered the worsening economy, overall business performance, and the desire to cut costs and, in May of 2009, reduced salaries. The salaries of Messrs. Makarewicz, Heilmann, and Rogers were reduced by 15% and remained at that reduced level through the end of 2009. Effective January 1, 2010, our Board of Directors restored their base salaries based on several factors, including improving business performance and the desire to minimize the negative impact of the salary reduction on employee morale. Effective May 3, 2010, Mr. Heilmann and Mr. Rogers each received a 5% increase in annual base salary in recognition of their superior performance during a difficult 2009 economic climate.

Annual Bonus

The Company maintains the Ryerson Annual Incentive Plan (the “AIP”), pursuant to which our key managers (including our named executive officers) were eligible to receive a performance-based cash bonus tied to our achievement of specified financial performance targets in 2010. Each participant’s threshold and target performance measures, as well as each participant’s target award (expressed as a percentage of the participant’s base salary) were established by our Board of Directors. No cash AIP bonuses were payable unless we achieved the threshold set for the performance period. Our Board of Directors generally viewed the use of cash AIP bonuses as an effective means to compensate our named executive officers for achieving our annual financial goals and to provide meaningful returns to our primary stockholder upon a future liquidity event. The target AIP bonuses for Messrs. Makarewicz, Heilmann and Rogers were 100%, 100% and 75% of their respective base salaries for 2010. For 2010, our Board of Directors set the performance targets on March 29, 2010 and these targets were communicated to the named executive officers shortly thereafter. The target AIP bonus levels were set to reflect the relative responsibility for our performance and to appropriately allocate the total cash opportunity between base salary and incentive based compensation. For 2010, annual AIP targets were split into two six month incentive periods (January 1 through June 30 and July 1 through December 31). Performance against targets was evaluated separately for each six month period, and AIP earnings calculations for each period were not affected by performance in the other period.

For 2010, our Board of Directors determined that “economic value added” (“EVA”) should be used as the performance measure for determining the cash AIP bonus payable to our named executive officers. EVA is the amount by which (i) our 2010 earnings before interest, tax, depreciation, amortization, and reorganization expenses plus adjustments established by the Board, if any, exceeded (ii) a carrying cost of capital applied to certain of our assets. Our Board of Directors chose EVA as the appropriate performance measure to motivate our key executives, including the named executive officers, to maximize earnings by more effectively utilizing and managing our assets. For the first half of 2010, threshold EVA was set at approximately $(26.5) million, target EVA was set at approximately $(2.7) million and maximum EVA was $17.5 million. For this first half of 2010, the actual EVA reached the minimum threshold (80% achievement of EVA targets), and cash bonuses were paid to each of our named executive officers for the first half of 2010. For the second half of 2010, the threshold EVA was set at approximately $(22.5) million, target EVA was set at approximately $5.6 million, and maximum EVA was $36.1 million. Actual EVA did not reach the minimum required threshold and, therefore, no cash bonuses for the second half of 2010 were paid to our named executive officers. 2010 bonus amounts are set forth below in the Summary Compensation Table.

Long Term Incentive Bonus

In February of 2009, Ryerson Holding adopted the Rhombus Holding Corporation 2009 Participation Plan (the “Participation Plan”), designed to provide incentive to key employees, including our named executive officers, to maximize our performance and to provide maximum returns to our stockholders. Under the Participation Plan, participants are granted performance units, the value of which appreciate when and as the value of Ryerson Holding Corporation increases from and after the date of grant, and it is this appreciation in value which is the basis upon which incentive compensation may become payable upon the occurrence of certain qualifying events, which are described below. The Compensation Committee for the Participation Plan determines who is eligible to receive an award, the size and timing of the award, and the value of the award at the time of grant. The maximum number of performance units that may be awarded under the Participation Plan is 87,500,000. The performance units generally mature over a 44-month period of time which the Compensation Committee believes acts as an incentive for participants to remain in our employ and to strive to create value throughout the investment cycle. Subject to certain thresholds, payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Ryerson Holding Corporation’s common stock by its stockholders, or (ii) Ryerson Holding Corporation’s payment of a cash dividend. The Participation Plan will expire February 15, 2014 and all performance units will terminate upon the expiration of the Participation Plan. Performance units are generally forfeited upon a participant’s termination of employment. No performance units were granted in 2010.

Retirement Benefits

We currently sponsor both a qualified defined benefit pension plan and a nonqualified supplemental pension plan, both of which were frozen as of December 31, 1997. These plans are described in further detail below under the caption “Narrative Disclosure of the Pension Benefits Table.”

Our tax-qualified employee savings and retirement plan (“401(k) Plan”) covers certain full- and part-time employees, including our named executive officers. Under the 401(k) Plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We generally match contributions up to 4% of base salaries made by our employees and, from time to time, make other contributions, up to certain pre-established limits. Our Board of Directors believes that the 401(k) Plan provides an important and highly valued means for employees to save for retirement. Our Board of Directors reviewed the basic 4% match in 2010 and concluded that it was competitive as compared to other employers. We matched 4% of the named executive officers’ contributed base salary until our match was suspended as of February 6, 2009. Effective January 22, 2010, we resumed matching up to 4% of employee contributions, including those of our named executive officers, to the 401(k) Plan. All of our named executive officers participated in the 401(k) Plan on the same basis as our other employees in 2010, except that the rules governing qualified plans with regard to highly compensated employees may limit our named executive officers from achieving the maximum amount of contributions under the 401(k) Plan.

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

Perquisites and Other Benefits

We provide Mr. Makarewicz with financial planning and tax preparation services.

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

The employment letter with Mr. Heilmann provides for base salary of $350,000 and a target AIP bonus of 100% of base salary. Additionally, the letter provides that we will provide Mr. Heilmann with temporary housing and relocation expenses in connection with his move from California to Chicago. In the event Mr. Heilmann’s employment is terminated by us for reasons other than cause, he is entitled to receive an enhanced 52 weeks of severance pay based on his weekly base pay rate and to receive medical and dental benefits pursuant to our Severance Plan. Mr. Heilmann is subject to invention assignment provisions and confidentiality provisions which run for a 3 year period following any termination of employment, as well as post-termination non-compete and non-solicitation covenants which run for a 12 month period following any termination.

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

Changes in Compensation Components after 2010

On January 10, 2011, our Board of Directors elected Michael C. Arnold as our President and Chief Executive Officer. Mr. Arnold is entitled to an annual base salary of $750,000 per year and has a target annual bonus opportunity equal to 100% of his base salary, based on the achievement of targets established pursuant to its Annual Incentive Plan. Additionally, Mr. Arnold is eligible to receive an allocation of a number of performance units under the Amended and Restated Rhombus Holding Corporation 2009 Participation Plan that represents one percent (1%) of the management allocation. The Offer Letter also provides that we and Mr. Arnold will work together to structure an additional incentive compensation arrangement that will entitle Mr. Arnold to an after-tax economic return of between $2.8 and $3.2 million upon the occurrence of a liquidity event.

In the event that Mr. Arnold’s employment is terminated by us without cause, he will, subject to his execution of a general release in favor of us and our affiliates, be entitled to continue to receive his base salary for the lesser of (i) fifty-two (52) weeks following such termination, and (ii) the date on which Mr. Arnold secures employment, either as an employee or independent contractor, with Platinum or any of its affiliates.

Effective January 1, 2011, the Board changed the manner and amount of Company contributions to our employees’ 401(k) accounts. We will continue to match contributions of up to 4% of base salary. We will match 50% of the contributions by employees of the 5th and 6th percent of base salaries. We have discontinued providing additional other contributions to our 401(k) plan that were Company funded.

Executive Compensation

The following table shows compensation of our principal executive officer, our principal financial officer, and one other executive officer.

2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)	Non Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings ($) (3)	All other Compensation ($) (4)	Total ($)
Stephen E. Makarewicz— President and Chief Executive Officer	2010 2009 2008	447,724 404,750 399,854	0 0 0	315,001 0 465,000	100,429 94,067 63,958	102,995 30,613 41,493	966,149 529,430 970,305

Terence R. Rogers— Chief Financial Officer	2010 2009 2008	333,951 292,322 300,126	0 0 0	179,159 0 232,875	6,513 5,885 3,229	27,926 12,001 20,762	547,549 310,208 556,992

Matthias L. Heilmann— Chief Operating Officer (1)	2010 2009	359,649 287,964	0 0	257,250 0	0 0	93,956 499,659	710,855 787,623

(1)	The Board elected Matthias L. Heilmann as our Chief Operating Officer on January 26, 2009.
(2)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of performance units granted in the respective year.
(3)	Shows the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under our qualified pension plan and supplemental pension plan, from December 31, 2009 (the pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2009) to December 31, 2010 (the pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2010). We do not pay above-market or preferential earnings on compensation deferred under our nonqualified defined contribution plan or the nonqualified savings plan.
(4)	In 2010, we contributed to our qualified savings plan $14,046, $14,197 and $14,239 for Messrs. Makarewicz, Heilmann, and Rogers, respectively, and contributed $12,159, $3,293, and $13,687 to the non-qualified plan accounts for Messrs. Makarewicz, Heilmann, and Rogers, respectively. Also included in All Other Compensation is imputed income from personal use of a company-provided automobile lease, personal use of company-provided club memberships and company-provided financial services. Mr. Makarewicz’ other compensation also includes $54,816 for temporary housing and $17,431 as a tax-gross up. Mr. Heilmann’s other compensation also includes $48,000 in temporary housing, $23,515 in moving related expenses, and $16,161 as a tax-gross up.

GRANTS OF PLAN-BASED AWARDS

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Grant Date	Threshold ($)	Target ($)	Maximum ($)
Stephen E. Makarewicz	AIP	03/29/10	225,000	450,000	900,000

Terence R. Rogers	AIP	03/29/10	127,971	255,942	511,884

Mathias Heilmann	AIP	03/29/10	183,750	367,500	735,000

*	AIP = Ryerson Annual Incentive Plan

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

Outstanding Equity Awards at Fiscal Year-End 2010

There were no outstanding equity awards at fiscal year-end 2010.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Stephen E. Makarewicz	Pension Plan Supplemental Pension Plan	19.33 19.33	656,595 340,486

Terence R. Rogers	Pension Plan Supplemental Pension Plan	3.67 3.67	44,182 0

Matthias Heilmann	Pension Plan Supplemental Pension Plan	0 0	0 0

(1)	Computed as of December 31, 2010, the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year.
(2)	The actuarial present value of the named executive officer’s accumulated benefit under the relevant plan, assuming retirement at age 65 with at least 5 years of credited service, computed as of December 31, 2010, the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits under each of the pension plan and the supplemental pension plan are: the discount rate used to value the present value of accumulated benefits is 5.80%.

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

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year End ($)
Stephen E. Makarewicz	20,272	20,615	4,353	306,870
Terence R. Rogers	3,561	9,165	935	67,394
Matthias Heilmann	0	859	11	870

(1)	All account balances are deferred to a cash account which is credited with interest at the rate paid by our 401(k) savings plan’s Managed Income Portfolio Fund II fund, which in 2010 ranged from 0.12% to 0.15%, compounded monthly. The amounts reported in this column consist of interest earned on such deferred cash accounts.

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

Potential Payments Upon Termination or Change in Control

Each of our named executive officers have entered into employment agreements, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table. Upon certain terminations of employment, our named executive officers are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, or (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2010, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Reason for Termination	Cash Severance ($)		Continued Welfare Benefits ($)	Total ($)
Mr. Makarewicz	Voluntary	0		0	0
	Involuntary	1,477,614	(1)	773	1,478,387
	Death or Disability	0		0	0
	Change in Control	0		0	0

Mr. Rogers	Voluntary	0		0	0
	Involuntary	957,201	(1)	23,532	980,733
	Death or Disability	0		0	0
	Change in Control	0		0	0

Mr. Heilmann	Voluntary	0		0	0
	Involuntary	367,500	(2)	11,766	379,266
	Death or Disability	0		0	0
	Change in Control	0		0	0

(1)	Consists of payment of two times the base salary and two times the average of the bonus earned for the three prior years.
(2)	Consists of 52 weeks of severance pay based on Mr. Heilmann’s weekly base pay rate.

DIRECTOR COMPENSATION

We did not pay our current directors any compensation for serving on the Board during 2010.

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

The following table sets forth certain information regarding the beneficial ownership of Ryerson Holding common stock as of March 1, 2011. None of our directors or executive officers beneficially owns any Ryerson common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. As of March 1, 2011, there were nine registered holders of Ryerson Holding common stock.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent
Platinum (1)(2)	4,950,000	99%

(1)	Consists of (i) 711,236.84 shares of common stock held by Platinum Equity Capital Partners, L.P.; (ii) 132,868.42 shares of common stock held by Platinum Equity Capital Partners-PF, L.P.; (iii) 195,394.74 shares of common stock held by Platinum Equity Capital Partners-A, L.P.; (iv) 2,211,674 shares of common stock held by Platinum Equity Capital Partners II, L.P.; (v) 358,366 shares of common stock held by Platinum Equity Capital Partners-PF II, L.P.; (vi) 350,460 shares of common stock held by Platinum Equity Capital Partners-A II, L.P.; and (vii) 990,000 shares of common stock held by Platinum Rhombus Principals, LLC. Platinum is the beneficial owner of each of the Platinum entities listed above and Tom Gores is the Chairman and Chief Executive Officer of Platinum Equity, LLC, which, through its affiliates, manages Platinum. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of Ryerson Holding held beneficially by Platinum. Mr. Gores disclaims beneficial ownership of all shares of common stock of Ryerson Holding that are held by each of the Platinum entities listed above with respect to which Mr. Gores does not have a pecuniary interest therein. Eva M. Kalawski, Mary Ann Sigler, Jacob Kotzubei and Robert L. Archambault are directors of Ryerson Holding and each disclaims beneficial ownership of any shares of common stock of Ryerson Holding that they may be deemed to beneficially own because of their affiliation with Platinum, except to the extent of any pecuniary interest therein.
(2)	Address is 360 North Crescent Drive, Beverly Hills, California 90210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Participation Plan

In 2009, Ryerson Holding adopted the 2009 Participation Plan. The purpose of the Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement, which typically vest over 44 months. The Plan may be altered, amended or terminated by the Company at any time. All performance units will terminate upon termination of the plan or expiration on February 15, 2014. Participants in the Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan. As of December 31, 2010, 87,500,000 units have been authorized and granted, 21,875,000 units have been forfeited, and 49,218,750 units have vested and 16,406,250 units are nonvested as of the date hereof. The Company is accounting for this Plan in accordance with ASC 718. Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2009 and at December 31, 2010 and 2009, which included cash dividends of $213.8 million paid on January 29, 2010 and $56.5 million paid in 2009, was zero.

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

Ernst & Young LLP has served as the independent registered public accounting firm for the Company since 2006. The Board of Directors has pre-approved all audit and non-audit services provided by Ernst & Young LLP. Ernst & Young LLP’s fees for the years ended December 31, 2010 and 2009 were as follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009
Audit Fees (1)	$2,712,000	$2,877,400
Audit-Related Fees (2)	2,000	2,000
Tax Fees (3)	171,651	142,700
All Other Fees (4)	—	—

Total	$2,885,651	$3,022,100

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, and filings with the SEC.
(2)	Audit-Related Fees consisted of services that are traditionally performed by the independent auditor, including compliance-related matters, that are not specifically classified as audit fees.
(3)

Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements. Tax assistance with regard to the Company’s sale of its ownership percentage in Tata Ryerson India Limited; Tax assistant with respect to loans from Ryerson Canada to Ryerson as well as transfer pricing relative to service charges from Ryerson to Ryerson Canada; Tax assistance related to the Company’s additional investment in Ryerson China; Tax assistance with the Company’s response to Internal Revenue Service information document requests.

(4)	In 2010 and 2009, there were no fees billed by Ernst & Young LLP for services provided other than those described in the three preceding footnotes.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. No required pre-approvals were waived or approved after the services commenced. Before approving the services described under “Tax Fees” above, the Audit Committee reviewed whether the independent registered public accounting firm could provide those services and maintain its independence. The Audit Committee approved 100% of the audit-related and tax fees for 2010 and 2009.

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

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Arnold	Chief Executive Officer and President	March 15, 2011
Michael C. Arnold	(Principal Executive Officer)

/s/ Terence R. Rogers	Chief Financial Officer	March 15, 2011
Terence R. Rogers	(Principal Financial Officer)

/s/ Erich S. Schnaufer	Chief Accounting Officer	March 15, 2011
Erich S. Schnaufer	(Principal Accounting Officer)

/s/ Eva M. Kalawski	Director	March 15, 2011
Eva M. Kalawski

/s/ Mary Ann Sigler	Director	March 15, 2011
Mary Ann Sigler

/s/ Jacob Kotzubei	Director	March 15, 2011
Jacob Kotzubei

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson Holding Corporation (f/k/a Rhombus Holding Corporation), Rhombus Merger Corporation and Ryerson Inc.(a)

3.1	Restated Certificate of Incorporation of Ryerson Inc.(d)

3.2	Bylaws of Ryerson Inc., as amended.(d)

4.1	Indenture, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Wells Fargo, National Association, as the trustee.(b)

4.2	Form of Exchange Global 12% Senior Secured Note due 2015.(b)

4.3	Form of Exchange Global Floating Rate Senior Secured Note due 2014.(b)

4.4	Registration Rights Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Banc of America Securities LLC, as the initial purchaser.(b)

4.5	Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as the collateral agent.(b)

4.6	Exchange Agent and Depositary Agreement, dated as of February 18, 2009, by and between Wells Fargo Bank, N.A., as exchange agent, and Ryerson Inc.(b)

4.7	Indenture, dated as of December 13, 2004, among Ryerson Inc., Ryerson Procurement Corporation and The Bank of New York Trust Company, N.A., as trustee.(b)

4.8	Form of 144A 8 1/4% Senior Note due 2011.(b)

4.9	Supplemental Indenture, dated May 30, 2008, by and among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

4.10	Second Supplemental Indenture, dated as of July 31, 2008 among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

10.1	Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(a)

10.2	Guarantee and Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the pledgors and guarantors party thereto and Bank of America, N.A., as administrative agent.(b)

10.3	Intercreditor Agreement, dated as of October 19, 2007, by and among Bank of America, N.A., as ABL collateral agent and Wells Fargo Bank, National Association, as notes collateral agent.(b)

10.4	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.(a)

10.5	Employment Agreement, dated February 28, 2007, by and between Ryerson Inc. and Stephen E. Makarewicz.(a)

10.6	Employment Agreement, dated July 23, 2001, by and between Ryerson Tull, Inc. and Terence R. Rogers.(a)

10.7	Indemnification Agreement, dated July 24, 2007, by and between Ryerson Inc. and Terence R. Rogers.(a)

10.8	Indemnification Agreement, dated July 24, 2007, by and between Ryerson Inc. and Stephen E. Makarewicz.(a)

10.9	Ryerson Nonqualified Savings Plan.(b)

10.10	Offer Letter Agreement, dated January 8, 2008, between Ryerson Inc. and Matthias Heilmann.(b)

10.11	Rhombus Holding Corporation Amended and Restated 2009 Participation Plan.(c)

10.12	Ryerson Annual Incentive Plan (as amended through June 14, 2007).(c)

10.13	Offer Letter Agreement, dated November 9, 2010, by and between Ryerson Inc. and Michael C. Arnold *

10.14	Amendment No. 1, dated as of March 14, 2011, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein. *

21.1	Subsidiaries of Ryerson Inc.(b)

Exhibit No.	Description

21.2	Audited 2010 annual subsidiary statement of Joseph T. Ryerson & Son, Inc.*

21.3	Audited 2010 annual subsidiary statement of Ryerson Canada, Inc.*

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Written Statement of Terence R. Rogers, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(a)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on July 3, 2008 (File No. 333-152102).
(b)	Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on February 24, 2009 (File No. 333-152102).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1 filed on January 22, 2010 (File No. 333-164484).
(d)	Incorporated by reference to Ryerson Inc.’s Form 10-K filed on March 31, 2010 (File No. 333-152102).