Form 10-K
period 2011-12-31
RYERSON INC.
filed 2012-03-09
CIK 790528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-152102

RYERSON INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3425828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

227 W. Monroe, 27th Floor

Chicago, Illinois 60606

(Address of principal executive offices)

(312) 292-5000

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

As of March 1, 2012, there were 100 shares of our Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact the metals distribution industry and our business are:

•	cyclicality of our business, due to the cyclical nature of our customers’ businesses;

•	impairment of goodwill that could result from, among other things, volatility in the markets in which we operate;

•	global financial and banking crises that affect credit availability:

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

•	our substantial indebtedness and the covenants in instruments governing such indebtedness;

•	the failure to effectively integrate newly acquired operations;

•	regulatory and other operational risks associated with our operations located outside of the United States;

•

our customer base, which, unlike many of our competitors, contains a substantial percentage of large customers, so that the potential loss of one or more large customers could negatively impact tonnage sold and our profitability;

•	fluctuating operating results depending on seasonality;

•	potential damage to our information technology infrastructure;

•	work stoppages;

•	certain employee retirement benefit plans that are underfunded and the actual costs could exceed current estimates;

•	future funding for postretirement employee benefits may require substantial payments from current cash flow;

•	prolonged disruption of our processing centers;

•	ability to retain and attract management and key personnel;

•	ability of management to focus on North American and foreign operations;

•	termination of supplier arrangements;

•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;

•	the impact of new or pending litigation against us;

•	a risk of product liability claims;

•	our risk management strategies may result in losses;

•	currency fluctuations in the U.S. dollar versus the Canadian dollar and the Chinese renminbi;

•	management of inventory and other costs and expenses; and

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

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), in China through its 50% ownership in Ryerson China Limited, (“Ryerson China”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). Ryerson, through its predecessor, has been in business since 1842.

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

In addition to our United States, Canada, China and Mexico operations, we conducted materials distribution operations in India through Tata Ryerson Limited, a joint venture with Tata Iron & Steel Corporation, an integrated steel manufacturer in India, until July 10, 2009, when we sold our 50% investment to our joint venture partner, Tata Steel Limited. On February 17, 2012, we expanded our presence into Brazil by acquiring 50% of the issued and outstanding capital stock of Açofran Aços e Metais Ltda (“Açofran”), a long products distributor located in São Paulo, Brazil.

Our Company

We believe we are one of the largest processors and distributors of metals in North America measured in terms of sales, with global operations in North America, China and a recently established presence in Brazil. We believe our established and growing presence in China is the largest of any North American metal service center. Our customer base ranges from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We process and distribute a full line of over 75,000 products in stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals in various shapes and forms. More than one-half of the products we sell are processed to meet customer requirements. We use various processing and fabricating techniques to process materials to a specified thickness, length, width, shape and surface quality pursuant to customer orders. For the year ended December 31, 2011, we purchased 2.4 million tons of materials from suppliers throughout the world. For the year ended December 31, 2011, our net sales were $4.7 billion and net income was $34.6 million.

We currently operate over 100 facilities across North America, seven facilities in China and one in Brazil. Our service centers are strategically located in close proximity to our customers, which allows us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. In addition, our scale enables us to maintain low operating costs. Our operating expenses as a percentage of sales for the years ended December 31, 2010 and 2011 were 13.3% and 11.8%, respectively.

We serve more than 40,000 customers across a wide range of manufacturing end markets. We believe the diverse end markets we serve reduce the volatility of our business in the aggregate. Our geographic network and broad range of products and services allow us to serve large, international manufacturing companies across multiple locations.

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

The metals service center industry is comprised of many companies, the majority of which have limited product lines and inventories, with customers located in a specific geographic area. The industry is highly fragmented, with a large number of small companies and few relatively large companies. In general, competition is based on quality, service, price and geographic proximity.

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

Competitive Strengths

Leading Market Position in the United States and Canada.

We believe we are one of the largest service center companies for stainless steel, one of the two largest service centers for aluminum, and one of the leading carbon steel products service center companies based on sales in the combined United States and Canada market. We also believe we are the second largest metals service center in the combined United States and Canada market based on sales. We have a broad geographic presence with over 100 locations in North America.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States and Canada enables us to exploit our expertise in order to serve customers with complex supply chain requirements across multiple manufacturing locations. Our ability to transfer inventory among our facilities better enables us to more timely and profitably source specialized items at regional locations throughout our network than if we were required to maintain inventory of all products at each location.

Established and Growing Presence in International Markets.

We have leveraged our leadership in the U.S. and Canadian markets to establish operations in China, Mexico and Brazil.

•

China. We believe we are the most established North American based service center in China, with 2011 sales of $175 million. Our sizable platform positions us favorably in the largest metals market in the world. We believe we are the only major global service center company whose activities in China generate a meaningful portion of revenues relative to overall operations.

•

Mexico. While we have served the Mexican market through our U.S. facilities for years, we opened our first wholly-owned Mexican location in 2010 in Monterrey and added our second location in 2011 in Tijuana. In addition, we continue to ship into the Mexican market from our strategically located facilities in Texas, California and Arizona.

•	Brazil. On February 17, 2012, we acquired 50% of the outstanding capital stock of Açofran Aços e Metais Ltda, a long products distributor located in São Paulo.

Diverse Customer Base and End Markets.

We believe that our broad and diverse customer base provides a strong platform for growth in a recovering economy and helps to protect us from regional and industry-specific downturns. We serve more than 40,000 customers across a diverse range of industries, including industrial equipment, industrial fabrication, electrical machinery, transportation equipment, heavy equipment and oil and gas. During the year ended December 31, 2011, no single customer accounted for more than 2% of our sales, and our top 10 customers accounted for less than 11% of sales. We continue to expand our customer base and have added over 4,000 net new customers since December 31, 2009.

Extensive Breadth of Products and Services.

We carry a full range of over 75,000 products, including stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals. In addition, we provide a broad range of processing and fabrication services to meet the needs of our customers. We also provide supply chain solutions, including just-in-time delivery and value-added components to many original equipment manufacturers. We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other service center companies are able to offer.

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our transformation since Platinum’s acquisition of Ryerson in 2007. Our senior management has an average of more than 20 years of experience in the metals or service center industries. The senior executive team’s extensive experience in international markets and outside the service center industry provides perspective to drive profitable growth. Our CEO, Mr. Michael Arnold, joined the Company in January 2011 and has 33 years of diversified industrial experience. Under Mr. Arnold’s leadership, we have increased our focus on growing and enhancing profitability driven by providing customized solutions to diversified industrial customers who value these services.

Broad-Based Product and Geographic Platform Provides Multiple Opportunities for Profitable Growth.

While we expect the service center industry to benefit from improving general economic conditions, several end-markets where we have meaningful exposure (including the heavy and medium truck/transportation, machinery, oil and gas, industrial equipment and appliance sectors) have begun, and we believe will continue, to experience stronger shipment growth compared to overall industrial growth. In addition, although there can be no guarantee of growth, we believe a number of our other strategies, such as improving our product mix, driving value-based pricing and growing our large national network and diverse operating capabilities, will provide us with growth opportunities.

Strong Relationships with Suppliers.

We are among the largest purchasers of metals in North America and have long-term relationships with many of our North American suppliers. We believe we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is an effective method for obtaining favorable pricing and service. We believe we have the opportunity to further leverage this strength. Metals producers worldwide are consolidating and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers. Through our knowledge of the global metals marketplace we have developed a global purchasing strategy that allows us to secure favorable prices across our product lines.

Transformed Decentralized Operating Model.

We have transformed our operating model by decentralizing our operations and reducing our cost base. Decentralization has improved our customer service by moving key functions such as procurement, credit and operations support to our regional offices. From October 2007 through the end of 2009, we engaged in a number of cost reductions that included a headcount reduction of approximately 1,700, representing 33% of our workforce, and the closure of 14 redundant or underperforming facilities in North America. We have also focused on process improvements in inventory management. Our inventory days improved from an average of 100 days in 2006 to 74 days in 2011. These organizational and operating changes have improved our operating structure, working capital management and efficiency. As a result of our initiatives, we believe that we have increased our financial flexibility and have a favorable cost structure compared to many of our peers. We continue to seek out opportunities to improve efficiency and reduce costs.

Industry Outlook

We believe that the North American economy has resumed growing, following the recession that began in 2008. According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) was 54.1% in January 2012, marking the 30th consecutive month the reading was above 50%, which indicates that the manufacturing economy is generally expanding. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth. From May 2009 to January 2012, total metal service center industry purchase orders have increased by 65.2%. Furthermore, the overall U.S. economy is expected to continue to grow as evidenced by IHS’s forecasted GDP growth rates of 2.1%, 2.3% and 3.3% for 2012, 2013 and 2014, respectively.

According to the Metals Service Center Institute (“MSCI”), total inventory levels of carbon and stainless steel at U.S. service centers reached a trough in August 2009 and bottomed at the lowest levels since the data series began in 1977. Although industry demand recovered in 2010 and 2011, shipments and inventory are still well below historical averages, which we believe suggests long-term growth potential that may be realized if these metrics return to or exceed their historical averages.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance and construction end markets. One of our key end markets is within the industrial equipment sector and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production grew by 4.0% in 2011 when compared to 2010 and is expected to grow by 3.1% and 3.2% in 2012 and 2013, respectively.

China continues to be a key driver in the growth of global metals demand. According to The Economist Intelligence Unit, China’s GDP is projected to grow at 8.2% in 2012 while CRU is forecasting Chinese steel consumption growth of 4.9% and 6.3% (hot rolled products) in 2012 and 2013, respectively.

Metals prices have recovered significantly from the trough in 2009 as a result of growing demand and increased raw material costs, even though volumes are still well below historical levels.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2009, 2010 and 2011:

Product Line	2009	2010	2011
Carbon Steel Flat	28%	29%	27%
Carbon Steel Plate	6	8	11
Carbon Steel Long	8	9	10
Stainless Steel Flat	19	21	18
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	3	4
Aluminum Flat	15	15	15
Aluminum Plate	4	3	3
Aluminum Long	4	4	4
Other	9	4	4

Total	100%	100%	100%

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

As part of securing customer orders, we also provide services to our customers to assure cost effective material application while maintaining or improving the customers’ product quality.

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

Customers

Our customer base is diverse, numbering approximately 40,000 and includes most metal-consuming industries, most of which are cyclical. For the year ended December 31, 2011, no single customer accounted for more than 2% of our sales, and the top 10 customers accounted for less than 11% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. Our Canadian operations comprised 10% of our sales in each of 2009, 2010 and 2011 and our China operations comprised 4% of our sales in 2009, 2010 and 2011. Canadian assets were 13%, 10% and 10% of consolidated assets at December 31, 2009, 2010 and 2011, respectively. Chinese assets were 4%, 5% and 5% of consolidated assets at December 31, 2009, 2010 and 2011, respectively. During 2010, we started operations in Mexico. Our Mexican operations’ sales and assets were less than 1% of our worldwide sales and assets in 2010 and 2011.

The following table shows the Company’s percentage of sales by class of customers for 2009, 2010 and 2011:

	Percentage of Sales
Class of Customer	2009	2010	2011
Industrial equipment	42%	41%	38%
Industrial fabricators	21	22	23
Transportation equipment	13	12	13
Heavy equipment	8	8	9
Electrical machinery	9	9	8
Oil & gas	3	4	5
Other	4	4	4

Total	100%	100%	100%

Some of our largest customers have procurement programs with us, typically ranging from three months to one year in duration. Pricing for these contracts is generally based on a pricing formula rather than a fixed price for the program duration. However, certain customer contracts are at fixed prices; in order to minimize our financial exposure, we generally match these fixed-price sales programs with fixed-price supply programs. In general, sales to customers are priced at the time of sale based on prevailing market prices. In 2011, we reviewed our categorization of customers by end-market. As a result, the percentages by class of customer in the table above for 2009 and 2010 have been reclassified to conform to the 2011 presentation.

Suppliers

For the year ended December 31, 2011, our top 25 suppliers accounted for approximately 74% of our purchase dollars.

We purchase the majority of our inventories at prevailing market prices from key suppliers with which we have established relationships to obtain improvements in price, quality, delivery and service. We are generally able to meet our materials requirements because we use many suppliers, because there is a substantial overlap of product offerings from these suppliers, and because there are a number of other suppliers able to provide identical or similar products. Because of the competitive nature of the business, when metal prices increase due to product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, we may not be able to pass our increased material costs fully to customers. In recent years, there have been significant consolidations among suppliers of carbon steel, stainless steel, and aluminum. Continued consolidation among suppliers could lead to disruptions in our ability to meet our material requirements as the sources of our products become more concentrated from fewer producers. We believe we will be able to meet our material requirements because we believe that we have good relationships with our suppliers and believe we will continue to be among the largest customers of our suppliers.

Sales and Marketing

We maintain our own sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that has extensive product and customer knowledge and through a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 750 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2011, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated to an increase of $43.4 million.

	Additions	Retirements or Sales	Net
	(In millions)
2011	$47.0	$14.9	$32.1
2010	27.0	5.5	21.5
2009	22.8	17.4	5.4
2008	30.1	52.0	(21.9)
2007	60.7	54.4	6.3

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $55 million for 2012. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2011, we employed approximately 3,600 persons in North America and 400 persons in China. Our North American workforce was comprised of approximately 1,700 office employees and approximately 1,900 plant employees. Thirty-five percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

Nine contracts covering 339 persons were scheduled to expire in 2009. We reached agreement on the renewal of eight contracts covering approximately 258 persons and one contract covering approximately 89 persons was extended. During 2010, the parties to this extended contract covering two Chicago area facilities agreed to sever the bargaining unit between the two facilities and bargaining was concluded for one facility, which covered approximately 59 employees. This new contract expired on December 31, 2011. The other facility’s contract, which covered approximately 30 employees, completed negotiations in 2011. Seven contracts covering approximately 85 persons were scheduled to expire in 2010. We reached agreement on the renewal of all seven contracts. Ten contracts covering approximately 312 persons were scheduled to expire in 2011. One of these contracts, which covered 59 employees, was not renewed due to facility closure. Seven of these contracts were successfully negotiated. The two remaining contracts covering 75 employees were extended. The contract extension covering 60 employees has since expired. Six contracts covering approximately 258 employees are scheduled to expire in 2012. We may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, we may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on our results of operations, financial position and cash flows if it were to last for a significant period of time.

Environmental, Health and Safety Matters

Our facilities and operations are subject to many foreign, federal, state and local laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to extensive requirements relating to waste disposal, recycling, air and water emissions, the handling of regulated materials, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure and other matters. We believe that our operations are currently in substantial compliance with all such laws and do not presently anticipate substantial expenditures in the foreseeable future in order to meet environmental, workplace health or safety requirements or to pay for any investigations, corrective action or claims. Claims, enforcement actions or investigations regarding personal injury, property damage or violations of environmental laws could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines, or the suspension or interruption of our facilities.

We continue to analyze and implement safeguards to mitigate any environmental, health and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, which costs and liabilities could have a material adverse effect on the results of operations, financial condition or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the foreign, federal, state and local level, which could affect us, our suppliers, and our customers. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot reasonably predict the financial impact of future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

Some of the properties currently or previously owned or leased by us are located in industrial areas or have a long history of heavy industrial use. We may incur environmental liabilities with respect to these properties in the future including cost of investigations, corrective action, claims for natural resource damages, claims by third parties relating to property damages or claims relating to contamination at sites where we have sent waste for treatment or disposal. Based on currently available information, we do not expect any investigation or remediation matters or claims related to properties presently or formerly owned or operated or to which we have sent waste for treatment or disposal would have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site. Management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

Capital and operating expenses for pollution control projects were less than $500,000 per year for the past five years. Excluding any potential additional remediation costs resulting from any corrective action for the properties described above, we expect spending for pollution control projects to remain at historical levels.

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

Ryerson China

In 2006, Ryerson and Van Shung Chong Holdings Limited (“VSC”) and its subsidiary, CAMP BVI, formed Ryerson China to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in Ryerson China for a 40% equity interest. On October 31, 2008, Ryerson Holding purchased an additional 20% in Ryerson China. We consolidated the operations of Ryerson China as of October 31, 2008. On December 31, 2008, VSC sold an additional 20% interest in Ryerson China: 10% interest was purchased by an affiliate of Ryerson Holding, with the remaining 10% interest purchased by a subsidiary of Ryerson. Ryerson’s total contribution in 2008 was $7.1 million, increasing its direct ownership percentage to 50%. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. Ryerson China is based in Shanghai and operates processing and service centers in Guangzhou, Dongguan, Kunshan and Tianjin.

Ryerson Mexico

Ryerson Mexico, an indirect wholly-owned subsidiary of Ryerson, operates as a metals service center and processor. Ryerson formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has service centers in Monterrey, Mexico and Tijuana, Mexico.

Brazil

On February 17, 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. As of such date, we, through Açofran, lease one service center in São Paulo, Brazil.

Available Information

All periodic and current reports and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.ryerson.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Legal Department, Ryerson Inc., 227 W. Monroe, 27th Floor, Chicago, Illinois 60606.

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

The U.S. economy entered an economic recession in December 2007, which spread to many global markets in 2008 and 2009 and affected Ryerson and other metals service centers. Beginning in late 2008 and continuing through 2011, the metals industry, including Ryerson and other service centers, felt additional effects of the global economic crisis and recovery thereto and the impact of the credit market disruption. These events contributed to a rapid decline in both demand for our products and pricing levels for those products. The Company has implemented a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing non-critical capital expenditures, initiating headcount reductions and reductions of certain employee benefits, among other actions. However, there can be no assurance that these actions, or any others that the Company may take in response to further deterioration in economic and financial conditions, will be sufficient.

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

The metals distribution business is very competitive and increased competition could reduce our revenues, gross margins and net income.

The principal markets that we serve are highly competitive. The metals distribution industry is fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we have and some of which have more established brand names in the local markets served by us. Increased competition could reduce our market share, force us to lower our prices or to offer increased services at a higher cost, which could reduce our profitability.

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

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in 2008 and 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Notwithstanding recent price increases, metals prices may decline in 2012, and declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.35 billion revolving credit facility agreement that matures on the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the 2014 Notes, if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 2015 Notes, if the 2015 Notes are then outstanding (as amended, the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2011, our total indebtedness was approximately $1,024 million. We may also incur additional indebtedness in the future. As of December 31, 2011, we had approximately $274 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

A substantial portion of our indebtedness, including the Ryerson Credit Facility and the 2014 Notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2011, we had approximately $102.9 million of the 2014 Notes and approximately $520.0 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $274 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2011 interest expense under the Ryerson Credit Facility and the 2014 Notes by approximately $6.5 million on an annual basis. We used derivative financial instruments to manage a portion of the potential impact of our interest rate risk until their expiration in July 2011. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the long term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Certain of our operations are located outside of the United States, primarily in Canada, China and Mexico. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving any other thing of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, operations, financial conditions and cash flows.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities, particularly with regards to the land our facilities are located on.

The Chinese government has exercised and continues to exercise substantial control over the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Moreover, the Chinese court system does not provide the same property and contract right guarantees as do courts in the United States and, accordingly, disputes may be protracted and resolution of claims may result in significant economic loss.

Additionally, although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, there is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives, which issue land use rights that are generally renewable. We lease the land where our Chinese facilities are located from the Chinese government. Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired and our ability to meet customer orders could be impacted.

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

As of December 31, 2011, we employed approximately 3,600 persons in North America and 400 persons in China. Our North American workforce was comprised of approximately 1,700 office employees and approximately 1,900 plant employees. Thirty-five percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

Nine contracts covering 339 persons were scheduled to expire in 2009. We reached agreement on the renewal of eight contracts covering approximately 258 persons and one contract covering approximately 89 persons was extended. During 2010, the parties to this extended contract covering two Chicago area facilities agreed to sever the bargaining unit between the two facilities and bargaining was concluded for one facility, which covered approximately 59 employees. This new contract expired on December 31, 2011. The other facility’s contract, which covered approximately 30 employees, completed negotiations in 2011. Seven contracts covering approximately 85 persons were scheduled to expire in 2010. We reached agreement on the renewal of all seven contracts. Ten contracts covering approximately 312 persons were scheduled to expire in 2011. One of these contracts, which covered 59 employees, was not renewed due to facility closure. Seven of these contracts were successfully negotiated. The two remaining contracts covering 75 employees were extended. The contract extension covering 60 employees has since expired. Six contracts covering approximately 258 employees are scheduled to expire in 2012. We may not be able to negotiate extensions of these agreements or new agreements prior to their expiration date. As a result, we may experience additional labor disruptions in the future. A widespread work stoppage could have a material adverse effect on our results of operations, financial position and cash flows if it were to last for a significant period of time.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2011, our pension plan had an unfunded liability of $359 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status, which may have a material adverse effect on our results of operations, financial condition or cash flows.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2011 was $143 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent those costs may exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows.

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

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2011, our top 25 suppliers represented approximately 74% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

We could incur substantial costs related to environmental, health and safety laws.

Our operations are subject to increasingly stringent environmental, health and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of regulated materials and the investigation and remediation of contaminated soil, surface water and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers and our customers.

New regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals”, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. While the SEC has not yet adopted the final rules regarding disclosure related to conflict minerals, implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all metals used in our products, we may face reputational challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant cost related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

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

As of December 31, 2011, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 92 operational facilities, including 5 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 48% of these facilities are leased. The lease terms expire at various times through 2025. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

The following table sets forth certain information with respect to each facility as of December 31, 2011:

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Leased
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR (2)	Owned
Phoenix, AZ	Owned
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
Greenwood, CO*	Leased
South Windsor, CT	Leased
Wilmington, DE	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Miami, FL	Owned/Vacated
Tampa Bay, FL	Owned
Duluth, GA	Owned
Norcross, GA	Leased
Norcross, GA	Owned
Cedar Rapids, IA	Owned
Des Moines, IA	Owned
Eldridge, IA	Leased
Marshalltown, IA	Owned
Boise, ID	Leased
Elgin, IL	Leased
Chicago, IL (Headquarters)*	Leased
Chicago, IL (16th Street Facility)	Owned/Vacated
Chicago, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Louisville, KY	Owned
Shelbyville, KY**	Owned
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned

Location	Own/Lease
Grand Rapids, MI*	Leased
Jenison, MI	Owned
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
St. Louis, MO	Leased
Greenwood, MS	Leased
Jackson, MS	Owned
Billings, MT	Leased
Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated
Charlotte, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Liverpool, NY	Leased
New York, NY*	Leased/Vacated
Cincinnati, OH	Owned/Vacated
Cleveland, OH	Owned
Columbus, OH	Leased
Hamilton, OH*	Leased
Streetsboro, OH	Leased
Warren, OH	Leased
Tulsa, OK	Owned
Oklahoma City, OK	Owned
Portland, OR	Leased
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA*	Leased
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN	Leased/Vacated
Memphis, TN	Owned
Cooper, TX	Leased
Dallas, TX (2)	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX (3)	Leased
Houston, TX	Leased/Vacated
McAllen, TX	Leased
Clearfield, UT	Leased
Salt Lake City, UT	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson, has 13 facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Five facilities are leased.

Location	Own/Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Sudbury, ON	Owned
Toronto, ON (includes Canadian Headquarters)	Owned
Laval, QC	Leased
Vaudreuil, QC	Leased
Saskatoon, SK	Owned
Saskatoon, SK	Leased

Operations in China

Ryerson China, a company in which we directly own a 50% interest and Ryerson Holding owns the other 50% interest, has six service and processing centers in China, at Guangzhou, Dongguan, Kunshan and Tianjin, performing coil processing, sheet metal fabrication and plate processing. Ryerson China’s headquarters office building is located in Shanghai. We own three buildings in China and have purchased the related land use rights. The remainder of our facilities are leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly-owned subsidiary of Ryerson, has two facilities as of December 31, 2011. We have service centers in Monterrey and Tijuana, both of which are leased. The facilities are in good condition and are adequate for our existing and anticipated operations.

Operations in Brazil

On February 17, 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. As of such date, we, through Açofran, lease one service center in São Paulo, Brazil. The facility is in good condition and is adequate for its existing and anticipated operations.

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

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site. Management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. All of our issued and outstanding capital stock is held by Ryerson Holding, of which Platinum owns 99% of the issued and outstanding capital stock.

The Company did not declare any dividends in fiscal years 2010 or 2011. The indenture governing the Ryerson Notes restrict our ability to pay dividends on our common stock. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical consolidated statements of operations data for the years ended December 31, 2009, 2010 and 2011 and the summary historical balance sheet data as of December 31, 2010 and 2011 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical consolidated statements of operations data of our predecessor for the period from January 1, 2007 through October 19, 2007 and Ryerson as successor for the period from October 20, 2007 through December 31, 2007 and for the year ended December 31, 2008 and the summary historical balance sheet data of Ryerson as successor as of December 31, 2007 and 2008 were derived from the audited financial statements and related notes thereto, which are not included in this Annual Report.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton data)

	Predecessor	Successor
			Year Ended December 31,
	Period from January 1 to October 19, 2007	Period from October 20 to December 31, 2007	2008	2009	2010	2011
Statements of Operations Data:
Net sales	$5,035.6	$966.3	$5,309.8	$3,066.1	$3,895.5	$4,729.8
Cost of materials sold	4,307.1	829.1	4,597.7	2,610.6	3,355.7	4,071.0

Gross profit (1)	728.5	137.2	712.1	455.5	539.8	658.8
Warehousing, selling, general and administrative	569.5	126.9	586.1	483.9	505.7	539.8
Restructuring and other charges	5.1	—	—	—	12.0	11.1
Gain on insurance settlement	—	—	—	—	(2.6)	—
Gain on sale of assets	(7.2)	—	—	(3.3)	—	—
Impairment charges on fixed assets and goodwill	—	—	—	19.3	1.4	9.3
Pension and other postretirement benefits curtailment (gain) loss	—	—	—	(2.0)	2.0	—

Operating profit (loss)	161.1	10.3	126.0	(42.4)	21.3	98.6
Other income and (expense), net (2)	(1.0)	2.4	21.4	(10.2)	(3.2)	4.6
Interest and other expense on debt (3)	(55.1)	(30.8)	(109.9)	(72.9)	(75.2)	(80.1)

Income (loss) before income taxes	105.0	(18.1)	37.5	(125.5)	(57.1)	23.1
Provision (benefit) for income taxes (4)	36.9	(6.9)	11.7	66.9	12.9	(11.5)

Net income (loss)	68.1	(11.2)	25.8	(192.4)	(70.0)	34.6
Less: Net loss attributable to noncontrolling interest	—	—	(1.6)	(3.1)	(4.6)	(8.3)

Net income (loss) attributable to Ryerson Inc.	$68.1	$(11.2)	$27.4	$(189.3)	$(65.4)	$42.9

	Predecessor	Successor
			Year Ended December 31,
	Period from January 1 to October 19, 2007	Period from October 20 to December 31, 2007	2008	2009	2010	2011
Balance Sheet Data (at period end):
Cash and cash equivalents		$35.2	$108.9	$114.9	$62.2	$61.3
Restricted cash		4.5	7.0	19.5	15.6	5.3
Working capital		1,235.7	1,066.5	754.1	862.7	805.4
Property, plant and equipment, net		587.0	556.3	488.7	490.4	491.1
Total assets		2,576.5	2,272.5	1,787.6	2,061.3	2,063.2
Long-term debt, including current maturities		1,228.8	1,030.3	754.2	960.2	1,023.6
Total equity		499.2	382.9	166.4	77.4	31.3
Other Financial Data:
Cash flows provided by (used in) operations	$564.0	$54.1	$279.3	$284.7	$(198.4)	$54.6
Cash flows provided by (used in) investing activities	(24.0)	(1,069.6)	24.0	32.1	(44.4)	(115.0)
Cash flows provided by (used in) financing activities	(565.6)	1,021.2	(222.0)	(320.9)	184.5	57.9
Capital expenditures	51.6	9.1	30.1	22.8	27.0	47.0
Depreciation and amortization	32.5	7.3	37.7	37.1	38.6	43.3
Volume and Per Ton Data:
Tons shipped (000)	2,535	498	2,505	1,881	2,252	2,433
Average selling price per ton	$1,987	$1,939	$2,120	$1,630	$1,730	$1,944
Gross profit per ton	287	275	284	242	240	271
Operating expenses per ton	224	254	234	265	230	230
Operating profit (loss) per ton	63	21	50	(23)	10	41

(1)	The period from January 1 to October 19, 2007 includes a LIFO liquidation gain of $69.5 million, or $42.3 million after-tax. The year ended December 31, 2008 includes a LIFO liquidation gain of $15.6 million, or $9.9 million after-tax.
(2)	The year ended December 31, 2008 includes a $18.2 million gain on the retirement of debt. The year ended December 31, 2009 includes $11.8 million of foreign exchange losses related to short-term loans from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of debt. The year ended December 31, 2010 includes $2.6 million of foreign exchange losses related to the repayment of a long-term loan to our Canadian operations. The year ended December 31, 2011 includes a $5.8 million gain on bargain purchase related to our Singer acquisition.
(3)	The period from January 1 to October 19, 2007 includes a $2.9 million write off of unamortized debt issuance costs associated with the 2024 Notes that was classified as short term debt and $2.7 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility relating to that facility during the first quarter of 2007. The year ended December 31, 2011 includes a $1.1 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility on March 14, 2011.
(4)	The period from January 1 to October 19, 2007 includes a $3.9 million income tax benefit as a result of a favorable settlement from an Internal Revenue Service examination. The year ended December 31, 2009 includes a $92.3 million tax expense related to the establishment of a valuation allowance against the Company’s US deferred tax assets and a $14.5 million income tax charge on the sale of our joint venture in India. The year ended December 31, 2011 includes income tax benefits of $18.0 million relating to the purchase accounting impact of the Turret and Singer acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Business

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), in China through its 50% ownership in Ryerson China Limited (“Ryerson China”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). Ryerson, through its predecessor, has been in business since 1842.

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

In addition to our United States, Canada, China and Mexico operations, we conducted materials distribution operations in India through Tata Ryerson Limited, a joint venture with the Tata Iron & Steel Corporation, an integrated steel manufacturer in India until July 10, 2009 when we sold our 50% investment to our joint venture partner, Tata Steel Limited.

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

Results of Operations

	Year Ended December 31, 2011	% of Net Sales	Year Ended December 31, 2010	% of Net Sales	Year Ended December 31, 2009	% of Net Sales
Net sales	$4,729.8	100.0%	$3,895.5	100.0%	$3,066.1	100.0%
Cost of materials sold	4,071.0	86.1	3,355.7	86.1	2,610.6	85.1

Gross profit	658.8	13.9	539.8	13.9	455.5	14.9
Warehousing, delivery, selling, general and administrative expenses	539.8	11.4	505.7	13.0	483.9	15.8
Restructuring and other charges	11.1	0.2	12.0	0.3	—	—
Gain on insurance settlement	—	—	(2.6)	(0.1)	—	—
Gain on sale of assets	—	—	—	—	(3.3)	(0.1)
Impairment charges on fixed assets and goodwill	9.3	0.2	1.4	0.1	19.3	0.6
Pension and other postretirement benefits curtailment (gain) loss	—	—	2.0	0.1	(2.0)	—

Operating profit (loss)	98.6	2.1	21.3	0.5	(42.4)	(1.4)
Other expenses	(75.5)	(1.6)	(78.4)	(2.0)	(83.1)	(2.7)

Income (loss) before income taxes	23.1	0.5	(57.1)	(1.5)	(125.5)	(4.1)
Provision (benefit) for income taxes	(11.5)	(0.2)	12.9	0.3	66.9	2.2

Net income (loss)	34.6	0.7	(70.0)	(1.8)	(192.4)	(6.3)
Less: Net loss attributable to noncontrolling interest	(8.3)	(0.2)	(4.6)	(0.1)	(3.1)	(0.1)

Net income (loss) attributable to Ryerson Inc.	$42.9	0.9%	$(65.4)	(1.7)%	$(189.3)	(6.2)%

Comparison of the year ended December 31, 2010 with the year ended December 31, 2011

Net Sales

Net sales increased 21.4% to $4.7 billion in 2011 as compared to $3.9 billion in 2010. Tons sold per ship day were 9,655 in 2011 as compared to 8,972 in 2010. Volume increased 8.0% in 2011 as improvement in the manufacturing sector of the economy favorably impacted all of our product lines. The average selling price per ton increased in 2011 to $1,944 from $1,730 in 2010 reflecting the improvement in market conditions compared to 2010. Average selling prices per ton increased for all of our product lines in 2011 with the largest increase in our carbon plate and carbon long product lines.

Cost of Materials Sold

Cost of materials sold increased 21.3% to $4.1 billion in 2011 compared to $3.4 billion in 2010. The increase in cost of materials sold in 2011 compared to 2010 was due to the increase in tons sold resulting from the improvement in the economy along with increases in mill prices. The average cost of materials sold per ton increased to $1,673 in 2011 from $1,490 in 2010. The average cost of materials sold for our carbon plate and carbon long product lines increased more than our other products, in line with the change in average selling price per ton.

During 2011, LIFO expense was $49 million, primarily related to an increase in the cost of carbon steel. During 2010, LIFO expense was $52 million primarily related to increases in the costs of stainless and carbon steel.

Gross Profit

Gross profit as a percentage of sales was 13.9% in both 2011 and 2010. Gross profit increased 22.0% to $658.8 million in 2011 as compared to $539.8 million in 2010.

Operating Expenses

Operating expenses as a percentage of sales decreased to 11.8% in 2011 from 13.4% in 2010. Operating expenses in 2011 increased $41.7 million from $518.5 million in 2010 primarily due to the following reasons:

•	higher delivery costs of $11.9 million resulting from higher volume,

•	higher salaries and wages of $11.8 million,

•	higher facility costs of $4.8 million,

•	higher outside consultant costs of $4.3 million,

•	the $11.1 million restructuring charge in 2011,

•	the $9.3 million impairment charges on fixed assets and goodwill included in 2011 results, and

•	the gain on insurance settlement of $2.6 million in 2010.

These changes were partially offset by:

•	the $12.0 million restructuring and other charges along with the $2.0 million pension curtailment loss in 2010, and

•	the impairment charge of $1.4 million in 2010 to reduce the carrying value of certain assets to their net realizable value.

On a per ton basis, operating expenses were $230 per ton in both 2011 and 2010.

Operating Profit

As a result of the factors above, in 2011 we reported an operating profit of $98.6 million, or 2.1% of sales, compared to an operating profit of $21.3 million, or 0.5% of sales, in 2010.

Other Expenses

Interest and other expense on debt increased to $80.1 million in 2011 from $75.2 million in 2010 primarily due to a higher level of borrowing on our credit facility to support acquisitions and capital expenditures made in 2011 and to recording a charge of $1.1 million in the first quarter of 2011 to write off debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility. Other income and (expense), net was income of $4.6 million in 2011 compared to expense of $3.2 million in 2010. The year 2011 income included a $5.8 million bargain purchase gain on our acquisition of Singer Steel Company (“Singer”). The year 2010 was negatively impacted by $2.6 million of foreign exchange loss realized upon the repayment of a long-term loan to our Canadian operations.

Provision for Income Taxes

The Company recorded an income tax benefit of $11.5 million in 2011 compared to an income tax expense of $12.9 million in 2010. The $11.5 million income tax benefit in 2011 primarily relates to $18.0 million of tax benefits relating to the purchase accounting impact of the acquisitions of Singer and Turret Steel Industries Inc., Sunbelt-Turret Steel, Inc., Wilcox-Turret Cold Drawn, Inc., Imperial Trucking Company, LLC (collectively, “Turret”) net of foreign tax expense. The $12.9 million income tax expense in 2010 primarily relates to additional valuation allowance recorded against deferred tax assets due to changes in the deferred tax asset amounts, adjustments to reflect the filing of the Company’s 2009 federal income tax return and to foreign income tax expense.

Noncontrolling Interest

Ryerson China’s results of operations was a loss in 2011 and 2010. The portion of the loss attributable to the noncontrolling interest in Ryerson China was $8.3 million for 2011 and $4.6 million for 2010.

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

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$54.6	$(198.4)	$284.7
Net cash provided by (used in) investing activities	(115.0)	(44.4)	32.1
Net cash provided by (used in) financing activities	57.9	184.5	(320.9)
Effect of exchange rates on cash	1.6	5.6	10.1

Net increase (decrease) in cash and cash equivalents	$(0.9)	$(52.7)	$6.0

The Company had cash and cash equivalents at December 31, 2011 of $61.3 million, compared to $62.2 million at December 31, 2010 and $114.9 million at December 31, 2009. The Company had $1,024 million and $960 million of total debt outstanding, a debt-to-capitalization ratio of 97% and 93% and $274 million and $317 million available under the Ryerson Credit Facility at December 31, 2011 and 2010, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $357 million at December 31, 2011 versus $393 million at December 31, 2010. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. At December 31, 2009, the Company had $754 million of total debt outstanding, a debt-to-capitalization ratio of 82% and $268 million available under the Ryerson Credit Facility.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2011	December 31, 2010	December 31, 2009
	(In millions)
Cash and cash equivalents	$61	$62	$115
Availability on Ryerson Credit Facility and foreign debt facilities	296	331	276

Total liquidity	$357	$393	$391

Of the total cash and cash equivalents, as of December 31, 2011, $42.4 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions. This alternative could result in higher effective tax rates.

During the year ended December 31, 2011, net cash provided by operating activities was $54.6 million. During the year ended December 31, 2010, net cash used by operating activities was $198.4 million. During the year ended December 31, 2009, net cash provided by operating activities was $284.7 million. Net income (loss) was $34.6 million, $(70.0) million and $(192.4) million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash provided by operating activities was $54.6 million during the year ended December 31, 2011 and was primarily the result of a decrease in inventories of $92.9 million resulting from increased sales, partially offset by a decrease in accounts payable of $71.6 million. Cash used by operating activities was $198.4 million during the year ended December 31, 2010 and was primarily the result of an increase in inventories of $170.9 million resulting from higher inventory purchases to support increased sales levels, an increase in accounts receivable of $138.5 million reflecting higher sales levels, partially offset by an increase in accounts payable of $102.4 million. Cash provided by operating activities of $284.7 million during the year ended December 31, 2009 was primarily the result of a decrease in inventories of $227.5 million resulting from management’s efforts to reduce inventory in a weak economic environment, a decrease in accounts receivable of $142.2 million reflecting lower volume in 2009 and a decrease in taxes receivable of $43.1 million.

Net cash used by investing activities was $115.0 million and $44.4 million in 2011 and 2010, respectively. Net cash provided by investing activities was $32.1 million in 2009. Capital expenditures for the years ended December 31, 2011, 2010 and 2009, was $47.0 million, $27.0 million and $22.8 million, respectively. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $11.3 million, $5.5 million and $18.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. In 2011 and 2010, the Company made several acquisitions, resulting in cash outflows of $95.2 million and $12.0 million, respectively. The Company sold its 50 percent investment in Tata Ryerson Limited to its joint venture partner, Tata Steel Limited, during the third quarter of 2009, generating cash proceeds of $49.0 million.

Net cash provided by financing activities was $57.9 million and $184.5 million for the years ended December 31, 2011 and 2010, respectively, primarily related to increased credit facility borrowings to finance accounts receivable and inventory to support increased sales levels. We also acquired Van Shung Chong Holdings Limited’s (“VSC”), our former joint venture partner, remaining 20 percent ownership in Ryerson China for $17.5 million in 2010. Net cash used in financing activities was $320.9 million for the year ended December 31, 2009, primarily related to credit facility repayments made possible from lower working capital requirements as well as a $35.0 million dividend paid to Ryerson Holding.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of the net cash used in operating activities, total debt in the Consolidated Balance Sheet increased to $1,023.6 million at December 31, 2011 from $960.2 million at December 31, 2010.

Total debt outstanding as of December 31, 2011 consisted of the following amounts: $520.0 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $368.7 million under the 2015 Notes, and $32.0 million of foreign debt. Availability at December 31, 2011 and 2010 under the Ryerson Credit Facility was $274 million and $317 million, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On March 14, 2011, the Company amended and restated its $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) which extends the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are

then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At December 31, 2011, Ryerson had $520.0 million of outstanding borrowings, $22 million of letters of credit issued and $274 million available under the $1.35 billion Ryerson Credit Facility compared to $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available at December 31, 2010. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.4 percent and 2.1 percent at December 31, 2011 and 2010, respectively.

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

At December 31, 2011, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During 2011, $7.5 million principal amount of the 2015 Notes were repurchased for $7.7 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of operations. During 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations.

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

The Ryerson Notes became redeemable by the Company, in whole or in part, at any time on or after November 1, 2011 at a specified redemption price. If a change of control occurs, the Company must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Foreign Debt

At December 31, 2011, Ryerson China’s total foreign borrowings were $32.0 million, of which, $30.1 million was owed to banks in Asia at a weighted average interest rate of 6.2% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at December 31, 2011 to other parties at a weighted average interest rate of 0.9%. Of the total borrowings of $19.7 million outstanding at December 31, 2010, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Availability under the foreign credit lines was $22 million and $14 million at December 31, 2011 and 2010, respectively. Letters of credit issued by our foreign subsidiaries totaled $6 million and $7 million at December 31, 2011 and 2010, respectively.

$150 Million 8 1/4 % Senior Notes due 2011

On December 15, 2011, the maturity date for our 8  1/4% Senior Notes due 2011, all outstanding 2011 Notes were paid in full and cancelled.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (“Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increased by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At December 31, 2011, the accreted value of the Ryerson Holding Notes was $292.6 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Pension Funding

The Company made contributions of $43.9 million in 2011, $46.6 million in 2010, and $7.5 million in 2009 to improve the Company’s pension plans funded status. At December 31, 2011, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 10: Employee Benefits” pension liabilities exceeded plan assets by $359 million. The Company anticipates that it will have a minimum required pension contribution of approximately $51 million in 2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2012.

Income Tax Payments

The Company received income tax refunds of $3.1 million, $46.8 million and $29.1 million in 2011, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $28 million as of December 31, 2011. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2011:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$103	$—	$—
Fixed Rate Long Term Notes	369	—	—	369	—
Ryerson Credit Facility	520	—	—	520	—
Foreign Debt	32	32	—	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Foreign Debt and Ryerson Credit Facility(2)	237	65	128	44	—
Purchase Obligations(3)	56	56	—	—	—
Capital Leases	1	—	1	—	—
Operating Leases	126	23	36	26	41

Total	$1,444	$176	$268	$959	$41

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Capital Expenditures

Capital expenditures during 2011, 2010 and 2009 totaled $47.0 million, $27.0 million and $22.8 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $55 million in 2012. The increased spending over prior years includes improvements in the Company’s North American processing capabilities and expenditures in emerging markets.

Restructuring

2011

In October 2011, the Company implemented a reorganization plan that reduced headcount by 292 employees resulting in a restructuring charge of $9.8 million recorded in the fourth quarter. The Company reduced headcount in a continued effort to decentralize functions to its regions as well as to execute management’s strategy of focusing on long and fabricated product sales. The charge consists of restructuring expenses of $8.4 million for employee-related costs, primarily severance, and additional non-cash pensions and other post-retirement benefit costs totaling $1.4 million. In the fourth quarter of 2011, the Company paid $4.0 million in employee costs related to this restructuring. The remaining $4.4 million balance is expected to be paid in 2012.

In 2011, the Company recorded an additional charge of $1.3 million related to the closure of one of its facilities for which it had recorded a charge of $12.5 million in the fourth quarter of 2010. The charge consists of additional employee-related costs, primarily severance. In 2011, the Company paid $1.3 million in employee costs related to this facility closure. The remaining $0.1 million balance is expected to be paid in 2012.

During 2011, the Company paid the remaining $0.2 million of tenancy and other costs related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition.

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

Deferred Tax Amounts

At December 31, 2011, the Company had a net deferred tax liability of $97 million comprised primarily of a deferred tax asset of $139 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $54 million, $30 million of Alternative Minimum Tax (“AMT”) credit carryforwards, and deferred tax assets of $44 million related to federal, local and foreign tax loss carryforwards, offset by a valuation allowance of $121 million, and deferred tax liabilities of $116 million related to fixed assets and $131 million related to inventory.

The Company’s deferred tax assets include $31 million related to US federal net operating loss (“NOL”) carryforwards, $9 million related to state NOL carryforwards and $4 million related to foreign NOL carryforwards, available at December 31, 2011.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company has maintained a valuation allowance against a portion of its U.S. deferred tax assets since that time. As of December 31, 2009, the Company had a valuation allowance of $98.4 million, an increase of $98.2 million from the prior year. Of the $98.2 million increase during 2009, $92.3 million was charged to the income tax provision and $5.9 million was charged to other comprehensive income. As of December 31, 2010, the valuation allowance was $124.8 million, an increase of $26.4 million from the prior year. Of the $26.4 million increase during 2010, $24.5 million was charged to the income tax provision, $4.4 million was charged to other comprehensive income and $2.5 million reflected a decrease in net deferred tax assets for which a valuation allowance was fully provided. As of December 31, 2011, the valuation allowance was $121.5 million, a decrease of $3.3 million from the prior year. Of the $3.3 million decrease during 2011, $30.1 million was credited to the income tax provision predominantly due to the impact of purchase accounting for the Singer and Turret acquisitions, and $26.8 million was charged to other comprehensive income predominantly due to increases in our unfunded pension liability.

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

Pension and postretirement benefit plan assumptions: We sponsor various benefit plans covering a substantial portion of our employees for pension and postretirement medical costs. Statistical methods are used to anticipate future events when calculating expenses and liabilities related to the plans. The statistical methods include assumptions about, among other things, the discount rate, expected return on plan assets, rate of increase of health care costs and the rate of future compensation increases. Our actuarial consultants also use subjective factors such as withdrawal and mortality rates when estimating expenses and liabilities. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on our annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services or AA or better by Standard and Poor’s) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

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

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,020 million at December 31, 2011 and $969 million at December 31, 2010 as compared with the carrying value of $1,024 million and $960 million at December 31, 2011 and 2010, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2011 by approximately $6.5 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $4.9 million outstanding at December 31, 2011 and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2011, we had 276 tons of nickel futures or option contracts, 5,780 tons of hot roll steel coil option contracts, and 1,210 tons of aluminum price swaps outstanding with a liability value of $0.7 million, a value of zero, and a liability value of $0.2 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Inc.

We have audited the accompanying consolidated balance sheets of Ryerson Inc. and Subsidiary Companies (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and schedule are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows, for the years ended December 31, 2011, 2010 and 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 9, 2012

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net sales	$4,729.8	$3,895.5	$3,066.1
Cost of materials sold	4,071.0	3,355.7	2,610.6

Gross profit	658.8	539.8	455.5
Warehousing, delivery, selling, general and administrative	539.8	505.7	483.9
Restructuring and other charges	11.1	12.0	—
Gain on insurance settlement	—	(2.6)	—
Gain on sale of assets	—	—	(3.3)
Impairment charges on fixed assets and goodwill	9.3	1.4	19.3
Pension and other postretirement benefits curtailment (gain) loss	—	2.0	(2.0)

Operating profit (loss)	98.6	21.3	(42.4)
Other expense:
Other income and (expense), net	4.6	(3.2)	(10.2)
Interest and other expense on debt	(80.1)	(75.2)	(72.9)

Income (loss) before income taxes	23.1	(57.1)	(125.5)
Provision (benefit) for income taxes	(11.5)	12.9	66.9

Net income (loss)	34.6	(70.0)	(192.4)
Less: Net loss attributable to noncontrolling interest	(8.3)	(4.6)	(3.1)

Net income (loss) attributable to Ryerson Inc.	$42.9	$(65.4)	$(189.3)

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income (loss)	$34.6	$(70.0)	$(192.4)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43.3	38.6	37.1
Deferred income taxes	(12.7)	58.2	56.2
Provision for allowances, claims and doubtful accounts	3.4	3.0	8.5
Restructuring and other charges	11.1	12.0	—
Gain on sale of assets	—	—	(3.3)
Impairment charges on fixed assets and goodwill	9.3	1.4	19.3
Gain on bargain purchase	(5.8)	—	—
Pension and other postretirement benefits curtailment (gain) loss	—	2.0	(2.0)
(Gain) loss on retirement of debt	0.2	—	(2.7)
Other items	1.2	(0.3)	2.0
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(2.4)	(138.5)	142.2
Inventories	92.9	(170.9)	227.5
Other assets	10.0	8.6	(1.3)
Accounts payable	(71.6)	102.4	(0.7)
Accrued liabilities	(14.5)	(2.5)	(38.8)
Accrued taxes payable/receivable	2.2	(5.5)	43.1
Deferred employee benefit costs	(46.6)	(36.9)	(10.0)

Net adjustments	20.0	(128.4)	477.1

Net cash provided by (used in) operating activities	54.6	(198.4)	284.7

Investing Activities:
Acquisitions, net of cash acquired	(95.2)	(12.0)	—
Decrease (increase) in restricted cash	16.7	3.9	(12.5)
Capital expenditures	(47.0)	(27.0)	(22.8)
Proceeds from sale of joint venture interest	—	—	49.0
Proceeds from sales of property, plant and equipment	11.3	5.5	18.4
Other investments	(0.8)	(14.8)	—

Net cash provided by (used in) investing activities	(115.0)	(44.4)	32.1

Financing Activities:
Repayment of debt	(11.8)	(10.6)	(3.3)
Proceeds from credit facility borrowings	—	180.0	—
Repayment of credit facility borrowings	—	(180.0)	—
Net proceeds/(repayments) of short-term borrowings	68.5	206.0	(270.1)
Credit facility issuance costs	(15.8)	—	—
Purchase of subsidiary shares from noncontrolling interest	—	(17.5)	—
Net increase (decrease) in book overdrafts	17.0	6.6	(12.5)
Dividends paid to parent	—	—	(35.0)

Net cash provided by (used in) financing activities	57.9	184.5	(320.9)

Net decrease in cash and cash equivalents	(2.5)	(58.3)	(4.1)
Effect of exchange rate changes on cash and cash equivalents	1.6	5.6	10.1

Net change in cash and cash equivalents	(0.9)	(52.7)	6.0
Cash and cash equivalents—beginning of period	62.2	114.9	108.9

Cash and cash equivalents—end of period	$61.3	$62.2	$114.9

Supplemental Disclosures
Cash paid (received) during the period for:
Interest paid to third parties	$71.5	$66.1	$66.6
Income taxes, net	(3.1)	(46.8)	(29.1)

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$61.3	$62.2
Restricted cash (Note 3)	5.3	15.6
Receivables less provision for allowances, claims and doubtful accounts of $7.7 in 2011 and $8.7 in 2010	515.8	499.1
Inventories (Note 4)	732.4	783.4
Prepaid expenses and other assets	37.9	60.5

Total current assets	1,352.7	1,420.8
Property, plant and equipment, net of accumulated depreciation (Note 5)	491.1	490.4
Deferred income taxes (Note 18)	35.6	44.5
Other intangible assets (Note 6)	62.1	16.1
Goodwill (Note 7)	96.7	73.7
Deferred charges and other assets	25.0	15.8

Total assets	$2,063.2	$2,061.3

Liabilities
Current liabilities:
Accounts payable	$245.0	$287.3
Accrued liabilities:
Salaries, wages and commissions	40.2	43.2
Deferred income taxes (Note 18)	132.5	135.7
Interest on debt	10.3	10.0
Other accrued liabilities	52.1	39.4
Short-term debt (Note 9)	52.0	26.7
Current portion of deferred employee benefits	15.2	15.8

Total current liabilities	547.3	558.1
Long-term debt (Note 9)	971.6	933.5
Deferred employee benefits (Note 10)	502.9	482.3
Taxes and other credits	10.1	10.0

Total liabilities	2,031.9	1,983.9
Commitments and contingencies (Note 11)
Equity
Ryerson Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2011 and 2010	—	—
Capital in excess of par value	451.5	456.2
Accumulated deficit	(211.8)	(254.7)
Accumulated other comprehensive loss	(216.3)	(139.0)

Total Ryerson Inc. stockholders’ equity	23.4	62.5
Noncontrolling interest	7.9	14.9

Total equity	31.3	77.4

Total liabilities and equity	$2,063.2	$2,061.3

See Notes to Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares)

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available-For-Sale Investment	Noncontrolling Interest	Total
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2009	100	$—	$491.2	$—	$(45.6)	$(101.7)	$—	$39.0	$382.9
Net loss	—	—	—	(189.3)	—	—	—	(3.1)	(192.4)
Foreign currency translation	—	—	—	—	28.2	—	—	(0.3)	27.9
Dividends to parent	—	—	(35.0)	—	—	—	—	—	(35.0)
Changes in unrecognized benefit costs (net of tax benefit of $1.8)	—	—	—	—	—	(17.0)	—	—	(17.0)

Balance at December 31, 2009	100	$—	$456.2	$(189.3)	$(17.4)	$(118.7)	$—	$35.6	$166.4
Net loss	—	—	—	(65.4)	—	—	—	(4.6)	(70.0)
Foreign currency translation	—	—	—	—	10.0	—	—	1.4	11.4
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(17.5)	(17.5)
Changes in unrecognized benefit costs (net of tax benefit of $0.7)	—	—	—	—	—	(18.3)	—	—	(18.3)
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	5.4	—	5.4

Balance at December 31, 2010	100	$—	$456.2	$(254.7)	$(7.4)	$(137.0)	$5.4	$14.9	$77.4
Net income	—	—	—	42.9	—	—	—	(8.3)	34.6
Foreign currency translation	—	—	—	—	(2.3)	—	—	1.3	(1.0)
Dividends to parent	—	—	(4.7)	—	—	—	—	—	(4.7)
Changes in unrecognized benefit costs (net of tax benefit of $1.5)	—	—	—	—	—	(65.2)	—	—	(65.2)
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	(9.8)	—	(9.8)

Balance at December 31, 2011	100	$—	$451.5	$(211.8)	$(9.7)	$(202.2)	$(4.4)	$7.9	$31.3

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

Business Segments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information on operating segments in interim and annual financial statements. Our Chief Executive Officer, together with the Operating Committee selected by our Board of Directors, serve as our Chief Operating Decision Maker (“CODM”). Our CODM reviews our financial information for purposes of making operational decisions and assessing financial performance. The CODM views our business globally as metals service centers. We have one operating and reportable segment, metal service centers, in accordance with the criteria set forth in ASC 280.

Use of Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Cost of materials sold” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2011, 2010 and 2009 totaled $0.1 million, zero and $0.7 million, respectively.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $94.8 million, $82.1 million and $73.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $49.3 million and $32.3 million at December 31, 2011 and 2010, respectively.

Inventory Valuation. Inventories are stated at the lower of cost or market value. We use the last-in, first-out (“LIFO”) method for valuing our domestic inventories. We use the weighted-average cost and the specific cost methods for valuing our foreign inventories.

Property, Plant and Equipment. Property, plant and equipment, including land use rights, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	15 years
Furniture and fixtures	10 years
Transportation equipment	6 years
Land use rights	50 years

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

Income Taxes. Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies and (4) the ability to carry back deferred tax assets to offset prior taxable income. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding volume, pricing, costs and industry cyclicality.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company records the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e. greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $0.8 million, $2.7 million and $14.9 million of exchange losses for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU updates ASC Topic 350, “Intangibles—Goodwill and Other” to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance prospectively on January 1, 2011. The Company does not have any reporting units with zero or negative carrying amounts as of December 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5”which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments. The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements, but requires a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80” (“ASU 2011-09”) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. We have reviewed our level of participation in multiemployer plans and determined that the impact of adopting this guidance is not material to our financial statements.

Note 2: Acquisitions

Singer Steel Company

On March 14, 2011, the Company acquired all the issued and outstanding capital stock of Singer Steel Company (“Singer”). Singer is a full-service steel value-added processor with state-of-the-art processing equipment. We believe that Singer’s capabilities strongly enhance Ryerson’s offering in the Midwest and Northeast United States.

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

At March 14, 2011
(In millions)
Cash	$0.3
Restricted cash	6.5
Accounts receivable	7.3
Inventory	16.3
Property, plant, and equipment	8.2
Intangible assets	4.3
Other assets	0.2

Total identifiable assets acquired	43.1

Current liabilities	11.4
Deferred tax liabilities	2.3

Total liabilities assumed	13.7

Net identifiable assets acquired	29.4
Bargain purchase	(5.8)

Net assets acquired	$23.6

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

The transaction resulted in a bargain purchase primarily due to the fair value of acquired intangible assets and higher inventory valuation related to rising metals prices. The gain is included in other income and (expense), net in the Statement of Operations. The Company has recognized $0.4 million in acquisition-related fees, which is included in warehousing, delivery, selling, general and administrative expenses.

Included in the 2011 financial results is $36.1 million of revenue and $9.4 million (includes the $5.8 million bargain purchase gain) of net income from Singer since the acquisition date.

Turret Steel

On December 9, 2011, the Company acquired all the issued and outstanding capital stock of Turret Steel Industries, Inc., Sunbelt-Turret Steel, Inc., Wilcox-Turret Cold Drawn, Inc., and Imperial Trucking Company, LLC (collectively, “Turret”). Turret is a premier distributor of Special Bar Quality Carbon and Alloy bar products. We believe that Turret’s product offerings strongly enhance Ryerson’s strategy of increasing its presence in long and fabricated products.

Ryerson acquired Turret for a cash purchase price of $79.0 million, plus assumption of approximately $6.5 million of debt on the acquisition date. A total of $1.7 million of the $79.0 million cash purchase price has been held back and will be paid to the seller within 120 days of the acquisition date. The terms of the agreement also include deferred cash consideration payouts, totaling a maximum of $36.0 million over a period of 5 years, which are contingent on the seller’s continued employment with Ryerson as well as the financial performance of Turret. The deferred cash consideration will be recognized as compensation expense and recorded as it is incurred over the five year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company used a third-party valuation firm to estimate the fair values of the property, plant and equipment and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals.

At December 9, 2011
(In millions)
Cash	$1.8
Accounts receivable	12.0
Inventory	26.7
Property, plant, and equipment	2.9
Intangible assets	44.5
Goodwill	25.1
Other assets	0.9

Total identifiable assets acquired	113.9

Current liabilities	16.8
Deferred tax liabilities	18.1

Total liabilities assumed	34.9

Net assets acquired	$79.0

The fair value of accounts receivables acquired is $12.0 million, with a gross amount of $12.3 million. The Company expects $0.3 million to be uncollectible.

Of the $44.5 million of acquired intangible assets, $27.2 million was assigned to customer relationships with useful lives between 7 and 11 years, $17.0 million was assigned to trademarks with a useful life of 20 years and $0.3 million was assigned to a covenants not to compete with a useful life of 7 years. The Company recognized $25.1 million of goodwill, reflecting management’s expected synergies.

The Company has recognized $0.4 million in acquisition-related fees, which is included in warehousing, delivery, selling, general and administrative expenses.

Included in the 2011 financial results is $5.6 million of revenue and $17.0 million of net income, which includes $16.6 million of tax benefits, from Turret since the acquisition date.

The following unaudited pro forma information presents consolidated results of operations for the year ended December 31, 2011 and 2010 as if the acquisitions of Singer and Turret on March 14, 2011 and December 9, 2011, respectively, had occurred on January 1, 2010:

	Pro Forma
	Year Ended December 31,
	2011	2010
Net sales	$4,866.8	$4,031.1
Net income (loss) attributable to Ryerson Inc.	27.9	(63.5)

The 2011 supplemental pro forma net income (loss) was adjusted to exclude the $5.8 million bargain purchase gain and $18.0 million of tax benefits realized in 2011 as they are nonrecurring items.

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

On July 12, 2010, we acquired Van Shung Chong Holdings Limited (“VSC”) remaining 20% equity interest in Ryerson China. As a result, Ryerson China is now a wholly-owned subsidiary of Ryerson Holding. The acquisition did not materially impact the financial statements of Ryerson.

Note 3: Restricted Cash

On October 19, 2007, prior to the Platinum Acquisition, the Company deposited $5.0 million in a trust account to fund payments arising from the Platinum Acquisition, primarily payments to the Predecessor Board of Directors. This trust account was closed in 2011 and the $1.8 million balance at December 31, 2010 was returned to the Company’s general funds. As part of one of our note indentures, proceeds from the sale of property, plant, and equipment are deposited in a restricted cash account. Cash can be withdrawn from this restricted account upon meeting certain requirements. The balance in this account was $0.9 million and $6.6 million at December 31, 2011 and 2010, respectively. In addition, Ryerson China has a restricted cash balance of $0.3 million and $2.3 million as of December 31, 2011 and 2010, respectively, which is primarily related to letters of credit that can be presented for product material purchases. We also have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $4.1 million and $4.9 million as of December 31, 2011 and 2010, respectively.

Note 4: Inventories

Inventories were classified at December 31, 2011 and 2010 as follows:

	At December 31,
	2011	2010
	(In millions)
In process and finished products	$732.4	$783.4

If current cost had been used to value inventories, such inventories would have been $29 million higher than reported at December 31, 2011. If current cost had been used to value inventories, such inventories would have been $20 million lower than reported at December 31, 2010. Approximately 88% and 86% of inventories are accounted for under the LIFO method at December 31, 2011 and 2010, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2011 and 2010:

	At December 31,
	2011	2010
	(In millions)
Land and land improvements	$100.5	$104.0
Buildings and leasehold improvements	195.4	198.4
Machinery, equipment and other	311.0	290.4
Construction in progress	15.7	2.6

Total	622.6	595.4
Less: Accumulated depreciation	(131.5)	(105.0)

Net property, plant and equipment	$491.1	$490.4

The Company recorded $7.8 million, $1.4 million and $19.3 million of impairment charges in 2011, 2010 and 2009, respectively, related to fixed assets. The impairment charge recorded in 2011 and 2010 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” Of the $19.3 million impairment charge recorded in 2009, $1.8 million related to certain assets that we determined did not have a recoverable carrying value based on the projected undiscounted cash flows and $17.5 million related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell. The fair values of each property were determined based on appraisals obtained from a third party, pending sales contracts or recent listing agreements with third party brokerage firms. The Company had $10.0 million and $14.3 million of assets held for sale, classified within “Other current assets” as of December 31, 2011 and 2010, respectively.

Note 6: Intangible Assets

The following summarizes the components of intangible assets at December 31, 2011 and 2010:

	At December 31, 2011			At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Amortized intangible assets
Customer relationships	$45.9	$(5.6)	$40.3	$16.5	$(3.9)	$12.6
Developed technology / product know-how	1.9	(0.5)	1.4	1.9	(0.1)	1.8
Non-compete agreements	1.4	(0.3)	1.1	1.2	(0.2)	1.0
Trademarks	19.5	(0.5)	19.0	0.8	(0.1)	0.7
Licenses	0.4	(0.1)	0.3	—	—	—

Total intangible assets	$69.1	$(7.0)	$62.1	$20.4	$(4.3)	$16.1

Amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $1.7 million and $1.2 million, respectively.

Other intangible assets are amortized over a period between 5 and 20 years. Estimated amortization expense related to intangible assets at December 31, 2011, for each of the years in the five year period ending December 31, 2016 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2012	$5.9
For the year ended December 31, 2013	5.9
For the year ended December 31, 2014	5.9
For the year ended December 31, 2015	5.5
For the year ended December 31, 2016	4.7
For the years ended thereafter	34.2

Note 7: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010:

Carrying Amount
(In millions)
Balance at January 1, 2010	$71.4
Acquisitions and adjustments to purchase price	1.9
Changes due to foreign currency translation	0.4

Balance at December 31, 2010	$73.7
Acquisitions and adjustments to purchase price	24.7
Impairment charge	(1.5)
Changes due to foreign currency translation	(0.2)

Balance at December 31, 2011	$96.7

In 2010, the Company recognized $5.9 million of goodwill related to the TSP and SFI acquisitions. The goodwill balance for TSP, $3.1 million, is not deductible for income tax purposes. The goodwill balance for SFI, $2.8 million, is deductible for income tax purposes. The Company made adjustments to the purchase price of $4.0 million during the year ended December 31, 2010.

In 2011, the Company recognized $25.1 million of goodwill related to the Turret acquisition, which is not deductible for income tax purposes. The Company made purchase price adjustments of $0.4 million during the year ended December 31, 2011.

As a result of our annual goodwill impairment test, the Company concluded that the carrying value of one of its reporting units exceeded its fair value. As required by the second step of the impairment test, the Company performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge of $1.5 million in 2011 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. The impairment resulted from a combination of factors, including the global economic downturn, a decline in margins for the reporting unit, which led to reductions in the Company’s projected operating results and estimated future cash flows related to the reporting unit in future periods.

The fair values of the Company’s other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired. The fair values of the reporting units were estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in the prior year. We have not incurred any goodwill impairment losses in prior years.

Note 8: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2011, 2010 and 2009:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2009	$6.2	$1.5	$7.7
Adjustment to plan liability	—	(0.3)	(0.3)
Cash payments	(6.1)	(0.3)	(6.4)
Reclassifications	0.4	(0.4)	—
Reduction to reserve	(0.1)	—	(0.1)

Balance at December 31, 2009	$0.4	$0.5	$0.9
Restructuring charges	12.5	—	12.5
Cash payments	(0.6)	(0.4)	(1.0)
Adjustments for pension and other post-retirement termination non-cash charges	(12.1)	—	(12.1)
Reclassifications	(0.1)	0.1	—

Balance at December 31, 2010	$0.1	$0.2	$0.3
Restructuring charges	11.1	—	11.1
Cash payments	(5.3)	(0.2)	(5.5)
Adjustments for pension and other post-retirement termination non-cash charges	(1.4)	—	(1.4)

Balance at December 31, 2011	$4.5	$—	$4.5

2011

In October 2011, the Company implemented a reorganization plan that reduced headcount by 292 employees resulting in a restructuring charge of $9.8 million recorded in the fourth quarter. The Company reduced headcount in a continued effort to decentralize functions to its regions as well as to execute management’s strategy of focusing on long and fabricated product sales. The charge consists of restructuring expenses of $8.4 million for employee-related costs, primarily severance, and additional non-cash pensions and other post-retirement benefit costs totaling $1.4 million. In the fourth quarter of 2011, the Company paid $4.0 million in employee costs related to this restructuring. The remaining $4.4 million balance is expected to be paid in 2012.

In 2011, the Company recorded an additional charge of $1.3 million related to the closure of one of its facilities for which it had recorded a charge of $12.5 million in the fourth quarter of 2010. The charge consists of additional employee-related costs, primarily severance. In 2011, the Company paid $1.3 million in employee costs related to this facility closure. The remaining $0.1 million balance is expected to be paid in 2012.

During 2011, the Company paid the remaining $0.2 million of tenancy and other costs related to the exit plan liability recorded on October 19, 2007, as part of the Platinum Acquisition.

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

Note 9: Debt

Long-term debt consisted of the following at December 31, 2011 and 2010:

	At December 31,
	2011	2010
	(In millions)
Ryerson Secured Credit Facility	$520.0	$457.3
12% Senior Secured Notes due 2015	368.7	376.2
Floating Rate Senior Secured Notes due 2014	102.9	102.9
8 1/4% Senior Notes due 2011	—	4.1
Foreign debt	32.0	19.7

Total debt	1,023.6	960.2
Less:
Short-term credit facility borrowings	20.0	2.9
8 1/4% Senior Notes due 2011	—	4.1
Foreign debt	32.0	19.7

Total long-term debt	$971.6	$933.5

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2012	$32.0
For the year ended December 31, 2013	—
For the year ended December 31, 2014	102.9
For the year ended December 31, 2015	888.7
For the year ended December 31, 2016	—
For the years ended thereafter	—

Ryerson Credit Facility

On March 14, 2011, the Company amended and restated its $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) which extends the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At December 31, 2011, the Company had $520.0 million of outstanding borrowings, $22 million of letters of credit issued and $274 million available under the $1.35 billion Ryerson Credit Facility compared to $457.3 million of outstanding borrowings, $24 million of letters of credit issued and $317 million available at December 31, 2010. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as the Company is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.4 percent and 2.1 percent at December 31, 2011 and 2010, respectively.

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

At December 31, 2011, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding. During 2011, $7.5 million principal amount of the 2015 Notes were repurchased for $7.7 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the consolidated statement of operations. During 2009, $6.0 million principal amount of the 2015 Notes were repurchased for $3.3 million and retired, resulting in the recognition of a $2.7 million gain within other income and (expense), net on the consolidated statement of operations.

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

The Ryerson Notes became redeemable by the Company, in whole or in part, at any time on or after November 1, 2011 at a specified redemption price. If a change of control occurs, the Company must offer to purchase the Ryerson Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

$150 Million 8  1/4% Senior Notes due 2011

On December 15, 2011, the maturity date for our 8  1/4% Senior Notes due 2011, all outstanding 2011 Notes were paid in full and cancelled.

Foreign Debt

At December 31, 2011, Ryerson China’s total foreign borrowings were $32.0 million, of which, $30.1 million was owed to banks in Asia at a weighted average interest rate of 6.2% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at December 31, 2011 to other parties at a weighted average interest rate of 0.9%. Of the total borrowings of $19.7 million outstanding at December 31, 2010, $17.9 million was owed to banks in Asia at a weighted average interest rate of 4.3% secured by inventory and property, plant and equipment. Ryerson China also owed $1.8 million at December 31, 2010 to other parties at a weighted average interest rate of 1.0%. Availability under the foreign credit lines was $22 million and $14 million at December 31, 2011 and 2010, respectively. Letters of credit issued by our foreign subsidiaries totaled $6 million and $7 million at December 31, 2011 and 2010, respectively.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (“Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increased by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At December 31, 2011, the accreted value of the Ryerson Holding Notes was $292.6 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2011, 2010 and 2009, expense recognized for its defined contribution plans was $7.0 million, $8.6 million and $4.2 million, respectively. The Company temporarily froze company matching 401(k) contributions beginning in February 2009 through January 22, 2010, resulting in the decrease in expense in 2009 as compared to 2011 and 2010. Effective January 22, 2010, the Company resumed matching 401(k) contributions.

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

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $16.0 million and $16.1 million at December 31, 2011 and 2010, respectively.

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

	Year Ended December 31, 2011	November 18 to December 31, 2010	January 1 to November 17, 2010	Year Ended December 31, 2009
Discount rate for calculating obligations	4.90%	5.35%	N/A	5.80%
Discount rate for calculating net periodic benefit cost	5.35	5.40	5.80%	6.30
Expected rate of return on plan assets	8.75	8.75	8.75	8.75
Rate of compensation increase	3.00	3.00	4.00	4.00

The expected rate of return on U.S. plan assets is 8.75% for 2012.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate for calculating obligations	4.60%	5.25%	5.70%
Discount rate for calculating net periodic benefit cost	5.25	5.70	6.30
Rate of compensation increase – benefit obligations	3.00	3.00	4.00
Rate of compensation increase – net periodic benefit cost	3.00	4.00	4.00

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate for calculating obligations	4.75%	5.25%	5.75%
Discount rate for calculating net periodic benefit cost	5.25	5.75	7.50
Expected rate of return on plan assets	7.00	7.00	7.00
Rate of compensation increase	3.50	3.50	3.50

The expected rate of return on Canadian plan assets is 6.50% for 2012.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate for calculating obligations	4.80%	5.25%	5.75%
Discount rate for calculating net periodic benefit cost	5.25	5.75	7.50
Rate of compensation increase	3.50	3.50	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$815	$769	$176	$174
Service cost	3	3	1	1
Interest cost	42	43	8	10
Plan amendments	—	—	(1)	—
Actuarial (gain) loss	47	37	(29)	(1)
Special termination benefits	1	7	1	3
Curtailment loss	—	2	—	—
Effect of changes in exchange rates	(1)	3	—	1
Benefits paid (net of participant contributions and Medicare subsidy)	(51)	(49)	(13)	(12)

Benefit obligation at end of year	$856	$815	$143	$176

Accumulated benefit obligation at end of year	$852	$810	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$509	$446	$—	$—
Actual return (loss) on plan assets	(4)	63	—	—
Employer contributions	44	47	15	14
Effect of changes in exchange rates	(1)	2	—	—
Benefits paid (net of participant contributions)	(51)	(49)	(15)	(14)

Plan assets at fair value at end of year	$497	$509	$—	$—

Reconciliation of Amount Recognized
Funded status	$(359)	$(306)	$(143)	$(176)

Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(14)	$(15)
Non-current liabilities	(359)	(306)	(129)	(161)

Net benefit liability at the end of the year	$(359)	$(306)	$(143)	$(176)

Canadian benefit obligations represented $55 million of the Company’s total Pension Benefits obligations at December 31, 2011 and 2010. Canadian plan assets represented $46 million and $51 million of the Company’s total plan assets at fair value at December 31, 2011 and 2010, respectively. In addition, Canadian benefit obligations represented $18 million and $17 million of the Company’s total Other Benefits obligation at December 31, 2011 and 2010, respectively.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2011 and 2010 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consists of
Net actuarial (gain) loss	$355	$264	$(87)	$(63)
Prior service cost (credit)	2	2	(1)	—

Total	$357	$266	$(88)	$(63)

Net actuarial losses of $10.8 million and prior service costs of $0.2 million for pension benefits and net actuarial gains of $7.8 million and prior service cost credits of $0.1 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2011 and 2010 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In millions)
Amounts recognized in other comprehensive income (loss), pre–tax, consists of
Net actuarial loss (gain)	$98	$21	$(29)	$(1)
Amortization of net actuarial loss (gain)	(6)	(6)	5	5
Prior service credit	—	—	(1)	—

Total recognized in other comprehensive income (loss)	$92	$15	$(25)	$4

For measurement purposes for U.S. plans at December 31, 2011, the annual rate of increase in the per capita cost of covered health care benefits was 8.0 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2010, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2009, the annual rate of increase in the per capita cost of covered health care benefits was 9 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2011, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2010, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2009, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(In millions)
Components of net periodic benefit cost
Service cost	$3	$3	$2	$1	$1	$2
Interest cost	42	43	45	8	10	12
Expected return on assets	(47)	(46)	(49)	—	—	—
Recognized actuarial loss (gain)	6	6	—	(4)	(4)	(3)
Special termination benefits	1	7	—	1	3	—
Curtailment loss (gain)	—	2	—	—	—	(2)

Net periodic benefit cost (credit)	$5	$15	$(2)	$6	$10	$9

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits was 8.5 percent for all participants for the year ended December 31, 2011, grading down to 5 percent in 2017. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent for the year ended December 31, 2011, grading down to 5 percent in 2023. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	5.7	(4.6)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 6.50% to 8.75% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	Trust Assets at December 31,
	2011	2010
Equity securities	62%	63%
Debt securities	22	27
Real Estate	3	1
Other	13	9

Total	100.0%	100.0%

The Board of Directors of Ryerson has general supervisory authority over the Pension Trust Fund and approves the investment policies and plan asset target allocation. An internal management committee provides on-going oversight of plan assets in accordance with the approved policies and asset allocation ranges and has the authority to appoint and dismiss investment managers. The investment policy objectives are to maximize long-term return from a diversified pool of assets while minimizing the risk of large losses, and to maintain adequate liquidity to permit timely payment of all benefits. The policies include diversification requirements and restrictions on concentration in any one single issuer or asset class. The currently approved asset investment classes are cash; fixed income; domestic equities; international equities; real estate; private equities and hedge funds of funds. Company management allocates the plan assets among the approved investment classes and provides appropriate directions to the investment managers pursuant to such allocations. The approved target ranges and allocations as of the December 31, 2011 and 2010 measurement dates were as follows:

	Range	Target
Equity securities	35-85%	74%
Debt securities	10-30	12
Real Estate	0-10	9
Other	0-10	5

Total		100%

The Company switched investment manager firms during 2011 which resulted in a change in the types of pension assets held at December 31, 2011 compared to December 31, 2010.

The fair value of Ryerson’s pension plan assets at December 31, 2011 by asset category are as follows. See Note 17 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash	$31.6	$31.6	$—	$—
Equity securities:
US large cap	138.9	—	138.9	—
US small/mid cap	44.3	42.7	1.6	—
Canadian large cap	12.0	12.0	—	—
Canadian small cap	1.0	1.0	—	—
Other international companies	112.0	108.2	3.8	—
Fixed income securities:
Investment grade debt	111.1	20.5	90.6	—
Other types of investments:
Multi-strategy funds	2.7	—	—	2.7
Private equity funds	28.3	—	—	28.3
Real estate	15.3	12.5	0.3	2.5

Total	$497.2	$228.5	$235.2	$33.5

The fair value of Ryerson’s pension plan assets at December 31, 2010 by asset category are as follows:

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash	$10.4	$10.4	$—	$—
Equity securities:
US large cap	167.6	167.6	—	—
US small/mid cap	42.0	42.0	—	—
Canadian large cap	14.7	14.7	—	—
Canadian small cap	1.2	1.2	—	—
Other international companies	75.9	75.9	—	—
Emerging market companies	19.5	19.5	—	—
Fixed income securities:
U.S. Treasuries	19.0	19.0	—	—
Investment grade debt	60.3	60.3	—	—
Non-investment grade debt	25.0	25.0	—	—
Municipality / non-corporate debt	0.1	0.1	—	—
Emerging market debt	10.1	10.1	—	—
Asset backed debt	2.6	2.6	—	—
Agency non-mortgage debt	1.2	1.2	—	—
Agency mortgage debt	9.7	9.7	—	—
Mortgage-backed securities	7.6	7.6	—	—
Sub-prime securities	0.7	0.7	—	—
Other types of investments:
Multi-strategy funds	6.0	—	—	6.0
Private equity funds	31.5	—	—	31.5
Real estate	3.8	—	—	3.8

Total	$508.9	$467.6	$—	$41.3

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Multi- Strategy Hedge funds	Private Equity Funds	Real Estate	Total
	(In millions)
Beginning balance at January 1, 2009	$19.0	$29.1	$39.8	$87.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	0.7	(18.4)	(17.5)

Ending balance at December 31, 2009	$19.2	$29.8	$21.4	$70.4
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	2.4	0.7	3.3
Relating to assets sold during the period	0.7	0.9	3.7	5.3
Purchases, sales, and settlements	(14.1)	(1.6)	(22.0)	(37.7)

Ending balance at December 31, 2010	$6.0	$31.5	$3.8	$41.3
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	0.3	0.2	0.7
Relating to assets sold during the period	—	0.7	(0.2)	0.5
Purchases	—	1.4	—	1.4
Sales	(3.5)	(5.6)	(1.3)	(10.4)

Ending balance at December 31, 2011	$2.7	$28.3	$2.5	$33.5

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

Contributions

The Company contributed $43.9 million, $46.6 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $51 million in 2012.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2012	$54.7	$14.4
2013	55.3	14.3
2014	55.7	13.0
2015	56.3	12.4
2016	56.9	11.9
2017-2021	290.3	50.0

Multiemployer Pension and Other Postretirement Plans

Ryerson participates in two multiemployer pension plans covering 80 employees at 5 locations. Total contributions to the plans were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Ryerson’s contributions represent less than 5% of the total contributions to the plans. Ryerson maintains positive employee relations at all locations. The Company’s participation in these plans is not material to our financial statements.

Note 11: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2025. Future minimum rental commitments are estimated to total $125.9 million, including approximately $23.6 million in 2012, $19.6 million in 2013, $16.0 million in 2014, $13.9 million in 2015, $11.9 million in 2016 and $40.9 million thereafter.

Rental expense under operating leases totaled $30.5 million, $25.6 million and $25.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

To fulfill contractual requirements for certain customers in 2011, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations which will all be paid in 2012 aggregated to $56.1 million at December 31, 2011.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, available-for-sale investments, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable and accounts payable, the carrying amount on the balance sheet approximates the fair values due to the short-term nature of these instruments. The available-for-sale investments in common stock are adjusted to fair value each period with unrealized gains and losses recorded within accumulated other comprehensive income. The derivative instruments are marked to market each period. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of notes payable approximates the fair values.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2011. We have an exposure of $2.6 million at December 31, 2011.

Approximately 16% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2012, which cover approximately 6% of our total labor force. We believe that our overall relationship with our employees is good.

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

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site. Management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2011 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 12: Comprehensive Income

The following sets forth the components of comprehensive income:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net income (loss)	$34.6	$(70.0)	$(192.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	11.4	27.9
Changes in unrecognized benefit costs, net of tax benefit of $1.5 in 2011, tax benefit of $0.7 in 2010 and tax benefit of $1.8 in 2009	(65.2)	(18.3)	(17.0)
Unrealized gain (loss) on available-for-sale investment	(9.8)	5.4	—

Total comprehensive loss	(41.4)	(71.5)	(181.5)
Less: comprehensive loss attributable to noncontrolling interest	(7.0)	(3.2)	(3.4)

Comprehensive loss attributable to Ryerson Inc.	$(34.4)	$(68.3)	$(178.1)

Note 13: Related Parties

The Company pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee was $5.0 million for the years ended December 31, 2011, 2010 and 2009.

We declared and paid a dividend of $35.0 million to Ryerson Holding in July 2009.

Note 14: Sales by Product

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
Product Line	2011	2010	2009
	(Percentage of Sales)
Carbon Steel Flat	27%	29%	28%
Carbon Steel Plate	11	8	6
Carbon Steel Long	10	9	8
Stainless Steel Flat	18	21	19
Stainless Steel Plate	4	4	4
Stainless Steel Long	4	3	3
Aluminum Flat	15	15	15
Aluminum Plate	3	3	4
Aluminum Long	4	4	4
Other	4	4	9

Total	100%	100%	100%

No customer accounted for more than 2 percent of Company sales for the years ended December 31, 2011, 2010 and 2009. The top ten customers accounted for less than 11 percent of its sales for the year ended December 31, 2011. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China and Mexico, which in aggregate comprised 14 percent of the Company’s sales during the years ended December 31, 2011, 2010 and 2009; Canadian, Chinese and Mexican assets were 15 percent, 15 percent and 17 percent of total Company assets at December 31, 2011, 2010 and 2009, respectively.

Note 15: Other Matters

Equity Investments

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

Automated Laser Fabrication Co., LLC. In 2011, the Company invested $0.8 million in Automated Laser Fabrication Co., LLC (“ALF”) for a 38 percent equity interest. ALF is a steel processing company located in Streetsboro, Ohio. The Company accounts for this investment under the equity method of accounting. The Company’s investment in this joint venture is not considered material to the Company’s consolidated financial position or results of operations.

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

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan. As of December 31, 2011, 87,500,000 units have been authorized and granted, 32,812,500 units have been forfeited and 54,687,500 units have vested as of the date hereof. The Company is accounting for this Plan in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2009 and at December 31, 2011 and 2010, which included cash dividends of $213.8 million paid in 2010 and $56.5 million paid in 2009, was zero.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of December 31, 2011 and 2010:

	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815

Interest rate contracts	N/A	N/A	N/A	N/A	N/A	N/A	Other accrued liabilities	$0.8

Foreign exchange contracts	N/A	N/A	N/A	N/A	Other accrued liabilities	0.1	Other accrued liabilities	0.3

Commodity contracts	Prepaid expenses and other current assets	$0.1	Prepaid expenses and other current assets	$0.7	Other accrued liabilities	1.0	Other accrued liabilities	0.1

Total derivatives		$0.1		$0.7		$1.1		$1.2

The Company’s interest rate forward contract had a notional amount of $100 million as of December 31, 2010. The interest rate forward contract expired in July 2011. As of December 31, 2011 and 2010, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $4.9 million and $7.1 million, respectively. As of December 31, 2011 and 2010, the Company had 276 tons and 1,345 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company entered into a natural gas price swap during 2010, which had a notional amount of 225,000 million British thermal units (“mmbtu”) as of December 31, 2010. The natural gas contract expired in March 2011. As of December 31, 2011 and 2010, the Company had 5,780 tons and 2,325 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 1,210 tons and 64 tons as of December 31, 2011 and 2010, respectively.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009:

		Amount of Gain/(Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	2011	2010	2009
		(In millions)
Interest rate contracts	Interest and other expense on debt	$—	$(1.1)	$(1.8)
Foreign exchange contracts	Other income and (expense), net	0.2	(0.3)	(0.3)
Commodity contracts	Cost of materials sold	(1.9)	(0.3)	3.5
Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	(0.1)	(0.1)	—

Total		$(1.8)	$(1.8)	$1.4

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2011:

	Level 1	Level 1	Level 1
	At December 31, 2011
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	13.1	—	—
Money market mutual fund	2.8	—	—

Total cash equivalents	$15.9	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$10.4	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.1	$—

Liabilities
Mark-to-market derivatives:
Foreign exchange contracts	—	0.1	—
Commodity contracts	—	1.0	—

Total liability derivatives	$—	$1.1	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010:

	Level 1	Level 1	Level 1
	At December 31, 2010
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$18.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$20.2	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.7	$—

Liabilities
Mark-to-market derivatives:
Interest rate contracts	$—	$0.8	$—
Foreign exchange contracts	—	0.3	—
Commodity contracts	—	0.1	—

Total liability derivatives	$—	$1.2	$—

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2011:

	Level 2	Level 2	Level 2
	At December 31, 2011
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale (Note 5)	$—	$10.0	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2010:

	Level 2	Level 2	Level 2
	At December 31, 2010
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale (Note 5)	$—	$14.3	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	At December 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$61.3	$61.3	$62.2	$62.2
Receivables less provision for allowances, claims and doubtful accounts	515.8	515.8	499.1	499.1
Accounts payable	245.0	245.0	287.3	287.3
Long-term debt, including current portion	1,023.6	1,020.0	960.2	969.5

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

Available-For-Sale Investments

The Company has classified investments made during 2010 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The investment has been in a gross unrealized loss position for less than twelve months. Management does not intend to sell the investment before recovery of its amortized cost basis. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of December 31, 2011 can be summarized as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$—	$(4.4)	$10.4

The Company’s available-for-sale security as of December 31, 2010 can be summarized as follows:

	At December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$5.4	$—	$20.2

There is no maturity date for this investment and there have been no sales for the years ended December 31, 2011 or 2010.

Note 18: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	(In millions)	(In millions)	(In millions)
	Year Ended December 31,
	2011	2010	2009
	(In millions)
Income (loss) before income tax:
U.S.	$27.9	$(50.6)	$(106.7)
Foreign	(4.8)	(6.5)	(18.8)

	$23.1	$(57.1)	$(125.5)

Current income taxes:
Federal	$(5.2)	$(47.2)	$3.4
Foreign	5.9	1.5	7.5
State	0.5	0.4	(0.2)

	1.2	(45.3)	10.7
Deferred income taxes	(12.7)	58.2	56.2

Total tax provision (benefit)	$(11.5)	$12.9	$66.9

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 35%	$8.1	$(20.0)	$(44.0)
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	4.5	(0.4)	(1.3)
Foreign tax credit	—	—	(8.5)
Non-deductible expenses and non-taxable income	(1.1)	0.7	1.5
Domestic production activities	—	2.1	(1.3)
Foreign income not includable in federal taxable income	6.3	5.5	5.8
Indian taxes	—	—	8.3
Tax on sale of foreign joint venture	—	—	14.5
Valuation allowance (reversals)	(30.1)	24.5	92.3
All other, net	(0.8)	0.5	(0.4)

Total income tax provision (benefit)	$(11.5)	$12.9	$66.9

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2011	2010
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$30	$38
Post-retirement benefits other than pensions	54	67
Federal and foreign net operating loss carryforwards	35	29
State net operating loss carryforwards	9	12
Pension liability	139	120
Other deductible temporary differences	23	21
Less: valuation allowances	(121)	(125)

	$169	$162

Deferred tax liabilities:
Fixed asset basis difference	$116	$117
Inventory basis difference	131	135
Other intangibles	19	1

	266	253

Net deferred tax liability	$(97)	$(91)

The Company had available at December 31, 2011, federal AMT credit carryforwards of approximately $30 million, which may be used indefinitely to reduce regular federal income taxes.

The Company’s deferred tax assets also include $31 million related to US federal net operating loss (“NOL”) carryforwards which expire in 20 years, $9 million related to state NOL carryforwards which expire generally in 3 to 15 years and $4 million related to foreign NOL carryforwards which expire in 3 to 5 years, available at December 31, 2011.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes or foreign withholding tax has been made in our Consolidated Financial Statements. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for tax credits and foreign withholding taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is not practicable. At December 31, 2011, the Company had approximately $50.4 million of undistributed foreign earnings. The Company has not recognized any U.S. tax expense on $41.9 million of these earnings since it intends to reinvest the earnings outside the U.S. for the foreseeable future.

The Company’s foreign subsidiaries in Canada and China held approximately $43 million in cash and short term investments at the end of 2011 that, if repatriated, would cause the Company to accrue additional US income taxes. The Company does not intend to repatriate these funds.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2009	$5.1
Gross increases – tax positions in prior periods	0.1
Settlements and closing of statute of limitations	(0.2)

Unrecognized tax benefits balance at December 31, 2009	$5.0
Gross increases – tax positions in prior periods	1.0
Settlements and closing of statute of limitations	(0.2)

Unrecognized tax benefits balance at December 31, 2010	$5.8
Gross increases – tax positions in prior periods	1.1
Settlements and closing of statute of limitations	(0.9)

Unrecognized tax benefits balance at December 31, 2011	$6.0

Ryerson and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2009. Substantially all state and local income tax matters have been concluded through 2006. However, a change by a state in subsequent years would result in an insignificant change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2006 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, we had approximately $0.5 million and $0.4 million of accrued interest related to uncertain tax positions, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2.8 million and $2.2 million as of December 31, 2011 and 2010, respectively. Although a larger portion of the unrecognized tax benefit may affect the effective tax rate, currently, the benefit would be in the form of a deferred tax asset fully offset by a valuation allowance.

The Company and its U.S. subsidiaries are included in the consolidated federal income tax return with its parent company, Ryerson Holding. Income taxes have been computed as if the Company filed a separate income tax return.

Note 19: Condensed Consolidating Financial Statements

On October 19, 2007, Ryerson issued the Ryerson Notes. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by each of Ryerson’s existing and future domestic subsidiaries that are co-borrowers or guarantee our obligations under the Ryerson Credit Facility. Each guarantor of the Ryerson Notes is 100% owned by Ryerson and the guarantees are joint and several. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$4,093.0	$645.0	$(8.2)	$4,729.8
Cost of materials sold	—	3,522.8	556.4	(8.2)	4,071.0

Gross profit	—	570.2	88.6	—	658.8
Warehousing, delivery, selling, general and administrative expenses	5.2	448.2	86.4	—	539.8
Restructuring and other charges	—	10.0	1.1	—	11.1
Impairment charges on fixed assets and goodwill	—	7.8	1.5	—	9.3

Operating profit (loss)	(5.2)	104.2	(0.4)	—	98.6
Other income and (expense), net	(0.2)	6.0	(1.2)	—	4.6
Interest and other expense on debt	(76.6)	(0.1)	(3.4)	—	(80.1)
Intercompany transactions:
Interest expense on intercompany loans	(42.0)	—	—	42.0	—
Interest income on intercompany loans	—	42.0	—	(42.0)	—

Income (loss) before income taxes	(124.0)	152.1	(5.0)	—	23.1
Provision (benefit) for income taxes	(51.9)	34.3	6.1	—	(11.5)
Equity in (earnings) loss of subsidiaries	(115.0)	2.8	—	112.2	—

Net income (loss)	42.9	115.0	(11.1)	(112.2)	34.6
Less: Net loss attributable to noncontrolling interest	—	—	(8.3)	—	(8.3)

Net income (loss) attributable to Ryerson Inc.	$42.9	$115.0	$(2.8)	$(112.2)	$42.9

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

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$42.9	$115.0	$(11.1)	$(112.2)	$34.6

Non-cash expenses	(24.1)	66.2	7.9	—	50.0
Equity in (earnings) loss of subsidiaries	(115.0)	2.8	—	112.2	—
Changes in working capital	265.5	(292.9)	(2.6)	—	(30.0)

Net adjustments	126.4	(223.9)	5.3	112.2	20.0

Net cash used in operating activities	169.3	(108.9)	(5.8)	—	54.6

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	97.3	188.7	(10.2)	(390.8)	(115.0)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	(264.1)	(79.5)	10.7	390.8	57.9

Net increase (decrease) in cash and cash equivalents	2.5	0.3	(5.3)	—	(2.5)
Effect of exchange rates	—	—	1.6	—	1.6

Net change in cash and cash equivalents	2.5	0.3	(3.7)	—	(0.9)
Beginning cash and cash equivalents	0.5	15.7	46.0	—	62.2

Ending cash and cash equivalents	$3.0	$16.0	$42.3	$—	$61.3

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(65.4)	$48.1	$(9.6)	$(43.1)	$(70.0)

Non-cash expenses	(74.0)	182.2	6.7	—	114.9
Equity in (earnings) loss of subsidiaries	(47.7)	4.6	—	43.1	—
Changes in working capital	13.1	(238.8)	(17.6)	—	(243.3)

Net adjustments	(108.6)	(52.0)	(10.9)	43.1	(128.4)

Net cash used in operating activities	(174.0)	(3.9)	(20.5)	—	(198.4)

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	61.4	66.5	1.3	(173.6)	(44.4)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	113.1	(51.5)	(50.7)	173.6	184.5

Net increase (decrease) in cash and cash equivalents	0.5	11.1	(69.9)	—	(58.3)
Effect of exchange rates	—	—	5.6	—	5.6

Net change in cash and cash equivalents	0.5	11.1	(64.3)	—	(52.7)
Beginning cash and cash equivalents	—	4.6	110.3	—	114.9

Ending cash and cash equivalents	$0.5	$15.7	$46.0	$—	$62.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(189.3)	$(12.7)	$(26.1)	$35.7	$(192.4)

Non-cash expenses	60.8	50.3	4.0	—	115.1
Equity in loss of subsidiaries	20.3	15.4	—	(35.7)	—
Changes in working capital	50.5	296.1	15.4	—	362.0

Net adjustments	131.6	361.8	19.4	(35.7)	477.1

Net cash provided by (used in) operating activities	(57.7)	349.1	(6.7)	—	284.7

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	37.1	(332.6)	34.4	293.2	32.1

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	20.5	(19.5)	(28.7)	(293.2)	(320.9)

Net decrease in cash and cash equivalents	(0.1)	(3.0)	(1.0)	—	(4.1)
Effect of exchange rates	—	—	10.1	—	10.1

Net change in cash and cash equivalents	(0.1)	(3.0)	9.1	—	6.0
Beginning cash and cash equivalents	0.1	7.6	101.2	—	108.9

Ending cash and cash equivalents	$—	$4.6	$110.3	$—	$114.9

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current Assets	$1,399.6	$1,089.2	$225.9	$(1,362.0)	$1,352.7
Property, plant and equipment net of accumulated depreciation	—	419.3	71.8	—	491.1
Other noncurrent assets	798.1	1,480.5	15.4	(2,074.6)	219.4

Total Assets	$2,197.7	$2,989.0	$313.1	$(3,436.6)	$2,063.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$44.5	$1,781.6	$84.4	$(1,363.2)	$547.3
Noncurrent liabilities	2,129.8	484.4	31.0	(1,160.6)	1,484.6
Ryerson Inc. stockholders’ equity	23.4	723.0	189.8	(912.8)	23.4
Noncontrolling interest	—	—	7.9	—	7.9

Total Liabilities and Equity	$2,197.7	$2,989.0	$313.1	$(3,436.6)	$2,063.2

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

Note 20: Subsequent Events

On February 17, 2012, the Company acquired 50% of the issued and outstanding capital stock of Açofran Aços e Metais Ltda, a long products distributor located in São Paulo, Brazil. The acquisition is not material to our consolidated financial statements.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

RYERSON INC. AND SUBSIDIARY COMPANIES

SUMMARY BY QUARTER

(In millions)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Ryerson Inc.
2010

First Quarter	$871.5	$133.8	$(6.4)	$(9.0)	$(9.0)
Second Quarter (1)	1,020.2	132.6	(8.4)	(12.1)	(11.9)
Third Quarter (2)	1,031.7	139.1	(10.5)	(15.6)	(14.5)
Fourth Quarter (3)	972.1	134.3	(31.8)	(33.3)	(30.0)

Year	$3,895.5	$539.8	$(57.1)	$(70.0)	$(65.4)

2011

First Quarter (4)	$1,187.0	$156.7	$7.2	$8.4	$9.4
Second Quarter (5)	1,289.0	163.9	(0.1)	(7.8)	(7.2)
Third Quarter (6)	1,218.8	173.7	13.7	10.2	12.1
Fourth Quarter (7)	1,035.0	164.5	2.3	23.8	28.6

Year	$4,729.8	$658.8	$23.1	$34.6	$42.9

(1)	Included in the second quarter 2010 results is a $2.6 million gain on the settlement of an insurance claim.
(2)	Included in Net loss and Net loss attributable to Ryerson Inc. for the third quarter of 2010 is an $8.7 million income tax charge related to the establishment of a valuation reserve on certain deferred state income tax assets.
(3)	Included in the fourth quarter 2010 results is a $2.0 million curtailment loss and a $10.5 million restructuring charge associated with the announcement of the closure of one of our metal service centers. The fourth quarter 2010 results also included a $1.5 million charge related to benefits to be paid associated with the retirement of our Chief Executive Officer.
(4)	Included in the first quarter 2011 results is a $6.3 million gain on bargain purchase related to our Singer acquisition and a $1.1 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility on March 14, 2011.
(5)	Included in the second quarter 2011 results is an impairment charge of $2.5 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(6)	Included in the third quarter 2011 results is an impairment charge of $2.2 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(7)	Included in the fourth quarter 2011 results is an impairment charge of $3.1 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell and an impairment charge of $1.5 million related to goodwill. The fourth quarter also includes a $9.8 million restructuring charge related to a reorganization plan implemented to reduce headcount. The fourth quarter also included an income tax benefit of $21.5 million, primarily related to benefits relating to the purchase accounting impact of the Turret acquisition.

RYERSON INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	Provisions for Allowances
	Balance at Beginning of Period	Additions Charged (Credited) to Income	Additions Charged to Other Comprehensive Income	Deductions from Reserves		Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$8.7	$3.4	$—	$(4.4	)(A)	$7.7
Valuation allowance—deferred tax assets	124.8	(30.1)	26.8	0		121.5
Year ended December 31, 2010
Allowance for doubtful accounts	$10.5	$3.0	$—	$(4.8	)(A)	$8.7
Valuation allowance—deferred tax assets	98.4	24.5	4.4	(2.5	)(B)	124.8
Year ended December 31, 2009
Allowance for doubtful accounts	$17.1	$8.5	$—	$(15.1	)(A)	$10.5
Valuation allowance—deferred tax assets	0.2	92.3	5.9	—		98.4

NOTES:

(A)	Bad debts written off during the year
(B)	Change in net deferred tax assets for which a valuation allowance was fully provided

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of December 31, 2011, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2011.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Officers are elected by the Board of Directors of Ryerson.

Set forth below are the executive officers and directors of Ryerson as of March 1, 2012, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company or outside of Ryerson, are shown below.

Name	Age	Position
Eva M. Kalawski	56	Director
Mary Ann Sigler	57	Director
Jacob Kotzubei	43	Director
Michael C. Arnold	55	Chief Executive Officer and President
Terence R. Rogers	52	Chief Financial Officer

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

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that contains the ethical principles by which our chief executive officer, chief financial officer and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics may be found on our website at www.ryerson.com. Our website is not incorporated by reference into this Annual Report. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, Ryerson Inc., 227 West Monroe Street, 27th Floor, Chicago, Illinois 60606 (telephone number (312) 292-5000). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at www.ryerson.com or by filing a Form 8-K with the SEC.

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

Audit Committee Report

Management is responsible for the preparation, presentation and integrity of Ryerson’s consolidated financial statements and the reporting process including Ryerson’s internal controls over financial reporting and their effectiveness. The independent registered public accounting firm of Ernst and Young, LLP (E&Y) is responsible for performing an independent audit of Ryerson’s consolidated financial statements. The Audit Committee’s responsibility is to monitor and oversee these activities and processes. In this context, the Audit Committee reports as follows:

1.	The Audit Committee has reviewed and discussed with management Ryerson’s consolidated financial statements for the year ended December 31, 2011 and management has represented that the consolidated financial statements were prepared in accordance with generally accepted accounting principles;

2.	The Audit Committee also met privately with E&Y, and discussed issues deemed significant by E&Y including the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees);

3.	The Audit Committee received the written disclosures and the letter from E&Y required by applicable requirements of Public Company Accounting Oversight Board regarding E&Y’s communications with the audit committee concerning independence, and has discussed with E&Y its independence from Ryerson and its management; and

Based on the reviews and discussions referred above, the Audit Committee has recommended that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

Respectfully submitted by the Audit Committee:

Mary Ann Sigler, Chair

Jacob Kotzubei

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Overview and Objectives

As a private company, our compensation decisions with respect to our named executive officers have historically been based on the goal of achieving performance at levels necessary to provide meaningful returns to the primary stockholder of our parent, Ryerson Holding Corporation, upon an ultimate liquidity event. To this end, our compensation decisions in 2011 were primarily based on the goal of recruiting, retaining, and motivating individuals who can help us meet and exceed our financial and operational goals.

Determination of Compensation

Our Board of Directors, in consultation with the primary stockholder of Ryerson Holding Corporation was principally responsible for establishing and making decisions with respect to our compensation and benefit plans generally in 2011, including all compensation decisions relating to our named executive officers. The following individuals served as our named executive officers in 2011: (i) Michael C. Arnold, our President and Chief Executive Officer, (ii) Matthias Heilmann, our former Chief Operating Officer who left the Company on January 31, 2012, and (iii) Terence R. Rogers, our Chief Financial Officer.

In determining the levels and mix of compensation, our Board of Directors has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize stockholder value. Subjective factors considered in compensation determinations included an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure was sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, our Board of Directors has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. Our Board of Directors consulted with each of our named executive officers during the first few months of 2011 for recommendations regarding annual bonus targets and other compensation matters (including their own) and for financial analysis concerning the impact of various benefits and compensations structures. Our Board of Directors had no formal, regularly scheduled meetings to set compensation policy and instead met as circumstances required from time to time.

Our Board of Directors considered the slow pace of the economic recovery and its impact on our business as the biggest factor impacting compensation decisions during 2011. Our Board of Directors weighed the conflicting goals of providing an attractive and competitive compensation package against making appropriate adjustments to our cost structure in recognition of this slow recovery. Our Board of Directors considered the impact on employee morale and potential loss of key employees versus the desire to contain costs. Our Board of Directors believes that its compensation decisions in 2011 accomplished both goals.

Components of Compensation for 2011

The compensation provided to our named executive officers in 2011 consisted of the same elements generally available to our non-executive employees, including base salary, bonuses, perquisites and retirement and other benefits, each of which is described in more detail below. Additionally, our named executive officers participated in a long-term incentive program, also described in more detail below.

Base Salary

The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities, as well as recruit well-qualified executives. In determining base salary for any particular year, our Board of Directors generally considered, among other factors, competitive market practice, individual performance for the prior year, the mix of fixed compensation to overall compensation, and any minimum guarantees afforded to the named executive officer pursuant to any agreement. Effective May 16, 2011, Mr. Heilmann received a 5% increase and Mr. Rogers received a 3% increase in annual base salary in recognition of their superior performance tempered by the gradual nature of the economic recovery during 2010.

Annual Bonus

The Company maintains the Ryerson Annual Incentive Plan (the “AIP”), pursuant to which our key managers (including our named executive officers) were eligible to receive a performance-based cash bonus tied to our achievement of specified financial performance targets in 2011. Each participant’s threshold and target performance measures, as well as each participant’s target award (expressed as a percentage of the participant’s base salary) were established by our Board of Directors. No cash AIP bonuses were payable unless we achieved the threshold set for the performance period. Our Board of Directors generally viewed the use of cash AIP bonuses as an effective means to compensate our named executive officers for achieving our annual financial goals and to provide meaningful returns to our primary stockholder upon a future liquidity event. The target AIP bonuses for Messrs. Arnold, Heilmann and Rogers were 100%, 100% and 75% of their respective base salaries for 2011. In early 2011, our Board of Directors set and communicated the performance targets to the named executive officers. The target AIP bonus levels were set to reflect the relative responsibility for our performance and to appropriately allocate the total cash opportunity between base salary and incentive based compensation.

For 2011, our Board of Directors determined that a combination of EBITDAR excluding last in, first out (“LIFO”) inventory accounting expense and “economic value added” (“EVA”) should be used as the performance measure for determining the cash AIP bonus payable to our named executive officers. EBITDAR is the amount by which our 2011 earnings before interest, tax, depreciation, amortization, and reorganization expenses less LIFO expense plus adjustments established by the Board of Directors, if any; EVA is the amount by which (i) EBITDAR plus adjustments established by the Board of Directors, if any, exceeded (ii) a carrying cost of capital applied to certain of our assets. Our Board of Directors chose these factors as the appropriate performance measures to motivate our key executives, including the named executive officers, to maximize earnings by more effectively utilizing and managing our assets. Fifty percent (50%) of each named executive officer’s bonus opportunity for 2011 was based on the EBITDAR during 2011 and the remaining fifty percent (50%) was based on the EVA during 2011.

For 2011, threshold EBITDAR was set at approximately $203 million, target EBITDAR was set at $264 million, and maximum EBITDAR was $340 million. For 2011, the actual EBITDAR for AIP purposes was $225 million, which was in excess of threshold EBITDAR and resulted in cash bonuses of approximately 65.5% of each individual’s target. For 2011, threshold EVA was set at approximately $(14) million, target EVA was set at approximately $23 million and maximum EVA was set at $59 million. For 2011, the actual EVA for AIP purposes was $(13) million, which was in excess of threshold EVA and resulted in cash bonuses of approximately 51.3% of each individual’s target AIP percentage being paid to each of our named executive officers for 2011. Overall, the cash bonuses paid to each of our named executive officers pursuant to the AIP in respect of service during 2011 were approximately 58.4% of each individual’s target AIP percentage. Total 2011 bonus amounts for each of our named executive officers are set forth below in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column.

Long Term Incentive Bonus

In February of 2009, Ryerson Holding adopted the Rhombus Holding Corporation 2009 Participation Plan (the “Participation Plan”), designed to provide incentive to key employees, including our named executive officers, to maximize our performance and to provide maximum returns to our stockholders. Under the Participation Plan, participants are granted performance units, the value of which appreciate when and as the value of Ryerson Holding Corporation increases from and after the date of grant, and it is this appreciation in value which is the basis upon which incentive compensation may become payable upon the occurrence of certain qualifying events, which are described below. The Compensation Committee for the Participation Plan determines who is eligible to receive an award, the size and timing of the award, and the value of the award at the time of grant. The maximum number of performance units that may be awarded under the Participation Plan is 87,500,000. The performance units generally mature over a 44-month period of time which the Compensation Committee believes acts as an incentive for participants to remain in our employ and to strive to create value throughout the investment cycle. Subject to certain thresholds, payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Ryerson Holding Corporation’s common stock by its stockholders, or (ii) Ryerson Holding Corporation’s payment of a cash dividend. The Participation Plan will expire February 15, 2014 and all performance units will terminate upon the expiration of the Participation Plan. Performance units are generally forfeited upon a participant’s termination of employment. As of December 31, 2011, each of Messrs. Heilmann and Rogers held grants of 8,750,000 performance units. No performance units were granted in 2011, though Mr. Arnold is eligible to receive a number of performance units that represent 1% of the management allocation pursuant to his employment letter (described below).

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

Our Board of Directors reviewed the basic 401(k) match in 2011 and concluded that it was competitive as compared to other employers. We matched 4% of the named executive officers’ contributed base salary and 50% of the contributions of the 5th and 6th percent of base salary. All of our named executive officers participated in the 401(k) Plan on the same basis as our other employees in 2011.

We also maintain a nonqualified savings plan, which is an unfunded, nonqualified plan that allows highly compensated employees who make the maximum annual 401(k) contributions allowed by applicable law to the 401(k) Plan to make additional deferrals in excess of the statutory limits. We match up to 4% of all contributed base salary of the participants. Our Board of Directors believes that our nonqualified savings plan provides an enhanced opportunity for our eligible employees, including our named executive officers, to plan for and meet their retirement savings needs. Mr. Rogers participated in this plan on the same terms as other eligible employees.

Perquisites and Other Benefits

Mr. Heilmann’s offer letter provided for 12 months housing and payments pursuant to the relocation policy which provided for payment of or reimbursement for certain expenses such as moving expenses, buying or selling a home, and tax gross-up. The Board of Directors believed that Mr. Heilmann should not suffer any adverse financial impact due to his relocation from California to Illinois.

Employment/Severance, Non-compete, and Non-solicitation Agreements

The employment letter with Mr. Arnold provides an annual base salary of $750,000 per year and has a target annual bonus opportunity equal to 100% of his base salary, based on the achievement of targets established pursuant to our Annual Incentive Plan. Additionally, Mr. Arnold is eligible to receive an allocation of a number of performance units under the Amended and Restated Rhombus Holding Corporation 2009 Participation Plan that represents 1% of the management allocation. The Offer Letter also provides that we and Mr. Arnold will work together to structure an additional incentive compensation arrangement that will entitle Mr. Arnold to an after-tax economic return of between $2.8 and $3.2 million upon the occurrence of a liquidity event.

In the event that Mr. Arnold’s employment is terminated by us without cause, he will, subject to his execution of a general release in favor of us and our affiliates, be entitled to continue to receive his base salary for the lesser of (i) 52 weeks following such termination, and (ii) the date on which Mr. Arnold secures employment, either as an employee or independent contractor, with Platinum or any of its affiliates.

During 2011, the terms of employment for Mr. Rogers were governed by an employment/severance, non-compete, confidentiality, and similar arrangements with us, pursuant to which Mr. Rogers will continue to serve as Chief Financial Officer, which set his title, base salary, target cash AIP bonus, and other compensation elements, and impose post-termination confidentiality, non-compete, and non-solicitation obligations that apply following the termination of an executive’s employment for any reason. Additionally, Mr. Roger’s employment agreement provided for severance upon a termination by us without cause or by him for good reason.

The employment letter with Mr. Heilmann provided for base salary of $350,000 and a target AIP bonus of 100% of base salary. Additionally, the letter provided that we provide Mr. Heilmann with temporary housing and relocation expenses in connection with his move from California to Chicago. Because Mr. Heilmann’s employment was terminated for reasons other than cause, he is entitled to receive an enhanced 52 weeks of severance pay based on his weekly base pay rate and to receive medical and dental benefits pursuant to our Severance Plan. Mr. Heilmann is subject to invention assignment provisions and confidentiality provisions which run for a 3 year period following any termination of employment, as well as post-termination non-compete and non-solicitation covenants which run for a 12 month period following any termination.

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

Compensation Risk Management

We have reviewed our compensation policies and practices and have determined that those policies and practices do not subject us to any material risk.

Executive Compensation

The following table shows compensation of our principal executive officer, our principal financial officer, and one other executive officer.

2011 Summary Compensation Table

	354,620	354,620	354,620	354,620	354,620	354,620
Name and Principal Position	Year	Salary ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings ($) (3)	All other Compensation ($) (4)	Total ($) (6)
Michael C. Arnold— President and Chief Executive Officer (1)	2011	721,160	437,970	0	9,801	1,168,931
Robert L. Archambault — Interim Principal Executive Officer (2)	2011	0	0	0	0	0
Terence R. Rogers— Chief Financial Officer	2011 2010 2009	354,620 333,951 292,322	148,948 179,159 0	6,765 6,513 5,885	16,313 20,579 12,001	526,646 540,202 310,208
Matthias L. Heilmann— Chief Operating Officer (5)	2011 2010 2009	384,068 359,649 287,964	224,718 257,250 0	0 0 0	18,547 93,956 499,659	627,333 710,855 787,623

(1)	Our Board of Directors elected Michael C. Arnold as our President and Chief Executive Officer on January 10, 2011.
(2)	During the period from January 1, 2011 until Mr. Arnold’s election, Mr. Robert L. Archambault would have performed the functions typically vested in a principal executive officer. We did not pay Mr. Archambault any compensation for this service. Note that we pay an annual monitoring fee to Platinum (described in Note 13 in Item 8) where Mr. Archambault is a partner.
(3)	Shows the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under our qualified pension plan and supplemental pension plan, from December 31, 2010 (the pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2010) to December 31, 2011 (the pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2011). We do not pay above-market or preferential earnings on compensation deferred under our nonqualified defined contribution plan or the nonqualified savings plan.
(4)	In 2011, we contributed to our qualified savings plan $9,801, $12,252 and $12,250 for Messrs. Arnold, Heilmann, and Rogers, respectively, and contributed $4,063 to the non-qualified plan account for Mr. Rogers. Mr. Heilmann’s other compensation also includes $6,295 for housing and relocation expenses.
(5)	Mr. Heilmann’s employment with us terminated effective January 31, 2012, as a result of our election to eliminate our Chief Operating Officer position.
(6)	Note that the compensation reported on this table is the same as the compensation reported on the Summary Compensation Table included in the Form 10-K for the 2011 fiscal year filed by Ryerson Holding Corporation.

GRANTS OF PLAN-BASED AWARDS

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael C. Arnold	AIP	03/29/11	375,000	750,000	1,500,000
Robert L. Archambault	AIP	03/29/11	0	0	0
Terence R. Rogers	AIP	03/29/11	131,000	263,000	526,000
Mathias Heilmann	AIP	03/29/11	193,000	385,000	770,000

*	AIP = Ryerson Annual Incentive Plan

Relating to Summary Compensation Table and

Grants of Plan-based Awards Table

Employment Agreements

We are a party to a letter with Mr. Arnold, which provides for base salary of $750,000 and a target AIP bonus of 100% of base salary. Mr. Arnold is eligible to receive an allocation of a number of performance units under the Amended and Restated Rhombus Holding Corporation 2009 Participation Plan that represents 1% of the management allocation. The letter agreement also provides that we and Mr. Arnold will work together to structure an additional incentive compensation arrangement that will entitle Mr. Arnold to an after-tax economic return of between $2.8 and $3.2 million upon the occurrence of a liquidity event.

In the event that Mr. Arnold’s employment is terminated by us without cause, he will, subject to his execution of a general release in favor of us and our affiliates, be entitled to continue to receive his base salary for the lesser of (i) 52 weeks following such termination, and (ii) the date on which Mr. Arnold secures employment, either as an employee or independent contractor, with Platinum or any of its affiliates.

During 2011, the terms of employment for Mr. Rogers were governed by an employment agreement, pursuant to which Mr. Rogers will continue to serve as Chief Financial Officer. The employment agreement sets a minimum base salary and target bonus, but the compensation paid to him exceeded the minimum amounts provided in the employment agreement. The employment agreement contains customary confidentiality and invention assignment provisions and also contains customary post-termination, non-compete and non-solicit covenants which generally run for a 24 month period following any termination. The agreement provided that Mr. Rogers would be entitled to base salary and medical and dental coverage for a period of two years following termination provided that he does not violate the non-compete or confidentiality terms of his employment agreement. The agreement also provides he would be entitled to a payment equal to two times the average of the last three bonuses paid.

We are a party to an employment letter with Mr. Heilmann, which provides for base salary of $350,000 and a target AIP bonus of 100% of base salary. Additionally, the letter provided Mr. Heilmann with temporary housing and relocation expenses in connection with his move from California to Illinois. Mr. Heilmann is subject to invention assignment provisions and confidentiality provisions which run for a 3 year period following any termination of employment, as well as post-termination non-compete and non-solicitation covenants which run for a 12 month period following any termination.

Outstanding Equity Awards at Fiscal Year-End 2011

There were no outstanding equity awards at fiscal year-end 2011.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Michael C. Arnold	Pension Plan	0	0
Robert L. Archambault	Pension Plan	0	0
Terence R. Rogers	Pension Plan	3.67	50,947
Matthias Heilmann	Pension Plan	0	0

(1)	Computed as of December 31, 2011, the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year.
(2)	The actuarial present value of the named executive officer’s accumulated benefit under the relevant plan, assuming retirement at age 65 with at least 5 years of credited service, computed as of December 31, 2011, the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits under each of the pension plan and the supplemental pension plan are: the discount rate used to value the present value of accumulated benefits is 4.90%.

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

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Balance at Last Fiscal Year End ($)
Michael C. Arnold (1)	0	0	0	0
Robert L. Archambault (1)	0	0	0	0
Terence R. Rogers	4,063	6,842	1,032	79,331
Matthias Heilmann (1)	0	3,293	53	4,216

(1)	Messrs. Arnold, Archambault and Heilmann are not eligible for pension benefits.
(2)	All account balances are deferred to a cash account which is credited with interest at the rate paid by our 401(k) savings plan’s Managed Income Portfolio Fund II fund, which in 2011 ranged from 0.10% to 0.14%, compounded monthly. The amounts reported in this column consist of interest earned on such deferred cash accounts.

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

Potential Payments Upon Termination or Change in Control

Each of our named executive officers have entered into employment agreements, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table. Upon certain terminations of employment, our named executive officers are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, or (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2011, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. Mr. Archambault would not have been entitled to any compensation upon the occurrence of any of the triggering events described in this paragraph.

Name	Reason for Termination	Cash Severance ($)		Continued Welfare Benefits ($)	Total ($)
Mr. Arnold	Voluntary	0		0	0
	Involuntary	750,000	(1)	0	750,000
	Death or Disability	0		0	0
	Change in Control (2)(3)	0		0	0

Mr. Rogers	Voluntary	79,331		0	79,331
	Involuntary	1,055,239	(4)	23,283	1,078,522
	Death or Disability	79,331		0	79,331
	Change in Control (3)	0		0	0

Mr. Heilmann	Voluntary	4,216		0	4,216
	Involuntary	389,037	(5)	11,681	400,718
	Death or Disability	4,216		0	4,216
	Change in Control (3)	0		0	0

(1)	Consists of 52 weeks of severance pay based on weekly base pay rate.
(2)	We have an obligation to structure an additional compensation arrangement that will entitle Mr. Arnold to an after-tax economic return of between $2.8 million and $3.2 million upon the occurrence of a liquidity event. However, no arrangement has been negotiated to date.
(3)	The participation units held by Messrs. Rogers and Heilmann would not have been entitled to any consideration had a change in control occurred on December 31, 2011. As of the date hereof, no participation units have been awarded to Mr. Arnold.
(4)	Consists of payment of two times the base salary and two times the average of the bonus earned for the three prior years and payment of his nonqualified deferred compensation balance of $79,331.
(5)	Consists of 52 weeks of severance pay based on weekly base pay rate and payment of his nonqualified deferred compensation balance of $4,216.

DIRECTOR COMPENSATION

We did not pay our current directors any compensation for serving on the Board of Directors during 2011.

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

The following table sets forth certain information regarding the beneficial ownership of Ryerson Holding common stock as of March 1, 2012. None of our directors or executive officers beneficially owns any Ryerson common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. As of March 1, 2012, there were nine registered holders of Ryerson Holding common stock.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent
Platinum (1)(2)	4,950,000	99%
Moelis (3)(4)	50,000	1%

(1)	Consists of (i) 711,236.84 shares of common stock held by Platinum Equity Capital Partners, L.P.; (ii) 132,868.42 shares of common stock held by Platinum Equity Capital Partners-PF, L.P.; (iii) 195,394.74 shares of common stock held by Platinum Equity Capital Partners-A, L.P.; (iv) 2,211,674 shares of common stock held by Platinum Equity Capital Partners II, L.P.; (v) 358,366 shares of common stock held by Platinum Equity Capital Partners-PF II, L.P.; (vi) 350,460 shares of common stock held by Platinum Equity Capital Partners-A II, L.P.; and (vii) 990,000 shares of common stock held by Platinum Rhombus Principals, LLC. Platinum is the beneficial owner of each of the Platinum entities listed above and Tom Gores is the Chairman and Chief Executive Officer of Platinum Equity, LLC, which, through its affiliates, manages Platinum. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of Ryerson Holding held beneficially by Platinum. Mr. Gores disclaims beneficial ownership of all shares of common stock of Ryerson Holding that are held by each of the Platinum entities listed above with respect to which Mr. Gores does not have a pecuniary interest therein. Eva M. Kalawski, Mary Ann Sigler, Jacob Kotzubei and Robert L. Archambault are directors of Ryerson Holding and each disclaims beneficial ownership of any shares of common stock of Ryerson Holding that they may be deemed to beneficially own because of their affiliation with Platinum, except to the extent of any pecuniary interest therein.
(2)	Address is 360 North Crescent Drive, Beverly Hills, California 90210.
(3)	Consists of (i) 46,448 shares of common stock held by Moelis Capital Partners Opportunity Fund I, LP and (ii) 3,552 shares of common stock held by Moelis Capital Partners Opportunity Fund I-A, LP. Moelis & Company Holdings LLC is the beneficial owner of each of the Moelis entities listed above (together with all other affiliated investment funds, “Moelis”) and Kenneth D. Moelis is the Chief Executive Officer of Moelis.
(4)	Address is 399 Park Avenue, 5th Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

There are two “qualifying events” defined in the Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Plan. As of December 31, 2011, 87,500,000 units have been authorized and granted, 32,812,500 units have been forfeited and 54,687,500 units have vested as of the date hereof. The Company is accounting for this Plan in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date in 2009 and at December 31, 2011 and 2010, which included cash dividends of $213.8 million paid in 2010 and $56.5 million paid in 2009, was zero.

Policies and Procedures Regarding Transactions with Related Persons

Any transaction of the Company that is required to be reported under Item 404(a) of Regulation S-K is disclosed to the full board of directors and is reviewed and approved in accordance with applicable law. In addition, our indenture governing our notes contains provisions restricting our ability to enter into transactions with affiliates. Any such transaction must be made on terms no less favorable to us than it would be if we entered into a similar relationship with an unaffiliated third party. Other than the provisions in the indenture governing our notes, we do not have written policies and procedures evidencing the foregoing. The entire board is responsible for overseeing the application of these policies and procedures.

The information called for by this Item 13 with respect to director independence is set forth above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP has served as the independent registered public accounting firm for the Company since 2006. The Board of Directors has pre-approved all audit and non-audit services provided by Ernst & Young LLP. Ernst & Young LLP’s fees for the years ended December 31, 2011 and 2010 were as follows:

	For the year ended December 31,
	2011	2010
Audit Fees (1)	$2,809,500	$2,931,000
Audit-Related Fees (2)	2,000	2,000
Tax Fees (3)	132,898	171,651
All Other Fees (4)	—	—

Total	$2,944,398	$3,104,651

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, and filings with the SEC.
(2)	Audit-Related Fees consisted of services that are traditionally performed by the independent auditor, including compliance-related matters, that are not specifically classified as audit fees.
(3)

Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements and consisted of the following tax assistance with respect to loans from Ryerson Canada to Ryerson China as well as transfer pricing relative to service charges from Ryerson to Ryerson Canada; Tax assistance related to the Company’s additional investment in Ryerson China in 2010; Tax assistance with the Company’s response to Internal Revenue Service information document requests.

(4)	In 2011 and 2010, there were no fees billed by Ernst & Young LLP for services provided other than those described in the three preceding footnotes.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. No required pre-approvals were waived or approved after the services commenced. Before approving the services described under “Tax Fees” above, the Audit Committee reviewed whether the independent registered public accounting firm could provide those services and maintain its independence. The Audit Committee approved 100% of the audit-related and tax fees for 2011 and 2010.

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

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Arnold	Chief Executive Officer and President	March 9, 2012
Michael C. Arnold	(Principal Executive Officer)

/s/ Terence R. Rogers	Chief Financial Officer	March 9, 2012
Terence R. Rogers	(Principal Financial Officer)

/s/ Erich S. Schnaufer	Chief Accounting Officer	March 9, 2012
Erich S. Schnaufer	(Principal Accounting Officer)

/s/ Eva M. Kalawski	Director	March 9, 2012
Eva M. Kalawski

/s/ Mary Ann Sigler	Director	March 9, 2012
Mary Ann Sigler

/s/ Jacob Kotzubei	Director	March 9, 2012
Jacob Kotzubei

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson Holding Corporation (f/k/a Rhombus Holding Corporation), Rhombus Merger Corporation and Ryerson Inc.(a)

3.1	Restated Certificate of Incorporation of Ryerson Inc.(d)

3.2	Bylaws of Ryerson Inc., as amended.(d)

4.1	Indenture, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Wells Fargo, National Association, as the trustee.(b)

4.2	Form of Exchange Global 12% Senior Secured Note due 2015.(b)

4.3	Form of Exchange Global Floating Rate Senior Secured Note due 2014.(b)

4.4	Registration Rights Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Banc of America Securities LLC, as the initial purchaser.(b)

4.5	Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as the collateral agent.(b)

4.6	Exchange Agent and Depositary Agreement, dated as of February 18, 2009, by and between Wells Fargo Bank, N.A., as exchange agent, and Ryerson Inc.(b)

4.9	Supplemental Indenture, dated May 30, 2008, by and among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

4.10	Second Supplemental Indenture, dated as of July 31, 2008 among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

10.1	Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(a)

10.2	Guarantee and Security Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, the pledgors and guarantors party thereto and Bank of America, N.A., as administrative agent.(b)

10.3	Intercreditor Agreement, dated as of October 19, 2007, by and among Bank of America, N.A., as ABL collateral agent and Wells Fargo Bank, National Association, as notes collateral agent.(b)

10.4	General Security Agreement, dated October 19, 2007, by and between Ryerson Canada, Inc. and Bank of America, N.A., as Canadian Agent.(a)

10.6	Employment Agreement, dated July 23, 2001, by and between Ryerson Tull, Inc. and Terence R. Rogers.(a)

10.7	Indemnification Agreement, dated July 24, 2007, by and between Ryerson Inc. and Terence R. Rogers.(a)

10.9	Ryerson Nonqualified Savings Plan.(b)

10.10	Offer Letter Agreement, dated January 8, 2008, between Ryerson Inc. and Matthias Heilmann.(b)

10.11	Rhombus Holding Corporation Amended and Restated 2009 Participation Plan.(c)

10.12	Ryerson Annual Incentive Plan (as amended through June 14, 2007).(c)

10.13	Offer Letter Agreement, dated November 9, 2010, by and between Ryerson Inc. and Michael C. Arnold (e)

10.14	Amendment No. 1, dated as of March 14, 2011, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein. (e)

21.1	Subsidiaries of Ryerson Inc.(b)

Exhibit No.	Description

21.2	Audited 2010 annual subsidiary statement of Joseph T. Ryerson & Son, Inc.*

21.3	Audited 2010 annual subsidiary statement of Ryerson Canada, Inc.*

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Written Statement of Terence R. Rogers, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Definition Linkbase Document (1)

*	Filed herewith.
(a)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on July 3, 2008 (File No. 333-152102).
(b)	Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on February 24, 2009 (File No. 333-152102).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1 filed on January 22, 2010 (File No. 333-164484).
(d)	Incorporated by reference to Ryerson Inc.’s Form 10-K filed on March 31, 2010 (File No. 333-152102).
(e)	Incorporated by reference to Ryerson Inc.’s Form 10-K filed on March 15, 2011.
(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.