Form 10-Q
period 2012-03-31
RYERSON INC.
filed 2012-05-02
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012 there were 100 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net sales	$1,121.6	$1,187.0
Cost of materials sold	930.8	1,030.3

Gross profit	190.8	156.7
Warehousing, delivery, selling, general and administrative	131.4	135.2
Restructuring and other charges	—	0.3

Operating profit	59.4	21.2
Other income and (expense), net	(0.3)	5.7
Interest and other expense on debt	(19.3)	(19.7)

Income before income taxes	39.8	7.2
Provision (benefit) for income taxes	2.7	(1.2)

Net income	37.1	8.4
Less: Net loss attributable to noncontrolling interest	(1.1)	(1.0)

Net income attributable to Ryerson Inc.	$38.2	$9.4

Comprehensive income	$45.1	$13.6
Less: Comprehensive loss attributable to noncontrolling interest	(1.0)	(0.8)

Comprehensive income attributable to Ryerson Inc.	$46.1	$14.4

See Notes to Condensed Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$37.1	$8.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11.0	10.5
Deferred income taxes	(0.3)	(3.3)
Provision for allowances, claims and doubtful accounts	0.1	2.3
Restructuring and other charges	—	0.3
Gain on bargain purchase	—	(5.8)
Other items	—	(1.0)
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(42.8)	(132.2)
Inventories	(49.5)	(55.1)
Other assets	(8.0)	(5.1)
Accounts payable	98.7	71.7
Accrued liabilities	(1.6)	11.9
Accrued taxes payable/receivable	(1.5)	2.8
Deferred employee benefit costs	(9.9)	(9.1)

Net adjustments	(3.8)	(112.1)

Net cash provided by (used in) operating activities	33.3	(103.7)

Investing activities:
Acquisitions, net of cash acquired	—	(19.7)
(Increase) / decrease in restricted cash	(3.1)	7.0
Capital expenditures	(14.5)	(6.4)
Investment in joint venture	(2.9)	—
Increase in cash due to consolidation of joint venture	3.0	—
Proceeds from sales of property, plant and equipment	2.9	3.4

Net cash used in investing activities	(14.6)	(15.7)

Financing activities:
Net proceeds / (repayments) of credit facility borrowings	(24.1)	86.8
Credit facility issuance costs	—	(15.8)
Net increase / (decrease) in book overdrafts	(15.4)	27.4

Net cash provided by (used in) financing activities	(39.5)	98.4

Net decrease in cash and cash equivalents	(20.8)	(21.0)
Effect of exchange rate changes on cash and cash equivalents	1.4	0.3

Net change in cash and cash equivalents	(19.4)	(20.7)
Cash and cash equivalents—beginning of period	61.3	62.2

Cash and cash equivalents—end of period	$41.9	$41.5

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$7.1	$5.2
Income taxes, net	3.2	(1.3)

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41.9	$61.3
Restricted cash	8.4	5.3
Receivables less provision for allowances, claims and doubtful accounts of $7.4 and $7.7, respectively	561.1	515.8
Inventories	785.0	732.4
Prepaid expenses and other current assets	49.9	37.9

Total current assets	1,446.3	1,352.7

Property, plant, and equipment, at cost	635.1	622.6
Less: Accumulated depreciation	140.3	131.5

Property, plant and equipment, net	494.8	491.1

Deferred income taxes	37.0	35.6
Other intangible assets	61.2	62.1
Goodwill	97.6	96.7
Deferred charges and other assets	24.1	25.0

Total assets	$2,161.0	$2,063.2

Liabilities
Current liabilities:
Accounts payable	$329.5	$245.0
Salaries, wages and commissions	32.8	40.2
Deferred income taxes	133.3	132.5
Other accrued liabilities	65.7	62.4
Short-term debt	38.3	52.0
Current portion of deferred employee benefits	15.3	15.2

Total current liabilities	614.9	547.3
Long-term debt	963.5	971.6
Deferred employee benefits	492.6	502.9
Taxes and other credits	10.7	10.1

Total liabilities	2,081.7	2,031.9

Commitments and contingencies

Redeemable noncontrolling interest	2.9	—

Equity
Ryerson Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2012 and 2011	—	—
Capital in excess of par value	451.5	451.5
Accumulated deficit	(173.6)	(211.8)
Accumulated other comprehensive loss	(208.4)	(216.3)

Total Ryerson Inc. stockholders’ equity	69.5	23.4
Noncontrolling interest	6.9	7.9

Total equity	76.4	31.3

Total liabilities and equity	$2,161.0	$2,063.2

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

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 50% direct ownership percentage and an additional 50% interest through affiliates of Ryerson Holding, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage as of February 17, 2012. Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China and Ryerson Mexico together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
Product Line	2012	2011
Carbon Steel Flat	24%	26%
Carbon Steel Plate	13	10
Carbon Steel Long	15	10
Stainless Steel Flat	15	21
Stainless Steel Plate	4	5
Stainless Steel Long	4	4
Aluminum Flat	15	14
Aluminum Plate	4	3
Aluminum Long	3	3
Other	3	4

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2012 and for the three-month period ended March 31, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. We adopted this guidance on January 1, 2012. The adoption did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). Under ASU 2011-05, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We have adopted this pronouncement for our fiscal year beginning January 1, 2012. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5”which deferred the requirement from the June 2011 guidance that related to the presentation of reclassification adjustments. The amendment will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this guidance prospectively on January 1, 2012. The adoption did not have a material impact on our financial statements.

NOTE 3: INVENTORIES

The Company uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2012 and December 31, 2011 as follows:

	March 31, 2012	December 31, 2011
	(In millions)
In process and finished products	$785.0	$732.4

If current cost had been used to value inventories, such inventories would have been $21 million and $29 million higher than reported at March 31, 2012 and December 31, 2011, respectively. Approximately 87% and 88% of inventories are accounted for under the LIFO method at March 31, 2012 and December 31, 2011, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $97.6 million at March 31, 2012. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2011. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

The fair value of accounts receivables acquired was $7.3 million, with a gross amount of $7.8 million. The Company expects $0.5 million to be uncollectible.

Of the $4.3 million of acquired intangible assets, $2.2 million was assigned to customer relationships with a useful life of 7 years, $1.7 million was assigned to trademarks with a useful life of 5 years and $0.4 million was assigned to a license agreement with a useful life of 7 years.

The transaction resulted in a bargain purchase primarily due to the fair value of acquired intangible assets and higher inventory valuation related to rising metals prices. The gain is included in other income and (expense), net in the Statement of Comprehensive Income. The Company has recognized $0.4 million in acquisition-related fees, which is included in warehousing, delivery, selling, general and administrative expenses.

Included in the three months ended March 31, 2011 financial results is $2.5 million of revenue and $6.4 million (includes the $5.8 million bargain purchase gain) of net income from Singer since the acquisition date.

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

Ryerson acquired Turret for a cash purchase price of $79.0 million, plus assumption of approximately $6.5 million of debt on the acquisition date. A total of $1.7 million of the $79.0 million cash purchase price has been held back and will be paid to the seller within 150 days of the acquisition date. The terms of the agreement also include deferred cash consideration payouts, totaling a maximum of $36.0 million over a period of 5 years, which are contingent on the seller’s continued employment with Ryerson as well as the financial performance of Turret. The deferred cash consideration will be recognized as compensation expense and recorded as it is incurred over the five year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company used a third-party valuation firm to estimate the fair values of the property, plant and equipment and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals.

At December 9, 2011
(In millions)
Cash	$1.8
Accounts receivable	12.0
Inventory	26.7
Property, plant, and equipment	2.9
Intangible assets	45.1
Goodwill	24.8
Other assets	0.9

Total identifiable assets acquired	114.2

Current liabilities	16.8
Deferred tax liabilities	18.4

Total liabilities assumed	35.2

Net assets acquired	$79.0

The fair value of accounts receivables acquired was $12.0 million, with a gross amount of $12.3 million. The Company expects $0.3 million to be uncollectible.

Of the $45.1 million of acquired intangible assets, $27.8 million was assigned to customer relationships with useful lives between 7 and 11 years, $17.0 million was assigned to trademarks with a useful life of 20 years and $0.3 million was assigned to a covenant not to compete with a useful life of 7 years. The Company recognized $24.8 million of goodwill, reflecting management’s expected synergies.

The Company has recognized $0.4 million in acquisition-related fees, which is included in warehousing, delivery, selling, general and administrative expenses.

The following unaudited pro forma information presents consolidated results of operations for the three months ended March 31, 2012 and 2011 as if the acquisitions of Singer and Turret on March 14, 2011 and December 9, 2011, respectively, had occurred on January 1, 2011:

	Pro Forma
	Three Months Ended March 31,
	2012	2011
Net sales	$1,121.6	$1,232.1
Net income attributable to Ryerson Inc.	38.2	5.5

The 2011 supplemental pro forma net income was adjusted to exclude the $5.8 million bargain purchase gain realized in 2011 as it is a nonrecurring item.

Açofran

On February 17, 2012, the Company acquired 50% of the issued and outstanding capital stock of Açofran, a long products distributor located in São Paulo, Brazil. The Company is party to a put option arrangement with respect to the securities that represent the noncontrolling interest of Açofran. The put is exercisable by the minority shareholders outside of the Company’s control by requiring the Company to redeem the minority shareholders’ equity stake in the subsidiary at a put price based on earnings before interest, income tax, depreciation and amortization expense and net debt. The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for earnings and foreign currency allocations. The resulting increase or decrease in the estimated redemption amount is adjusted with a corresponding charge against retained earnings, or in the absence of retained earnings, additional paid-in-capital. The acquisition is not material to our consolidated financial statements.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In millions)
Ryerson Secured Credit Facility	$503.8	$520.0
12% Senior Secured Notes due 2015	368.7	368.7
Floating Rate Senior Secured Notes due 2014	102.9	102.9
Foreign debt	26.4	32.0

Total debt	1,001.8	1,023.6
Less:
Short-term credit facility borrowings	12.6	20.0
Short-term foreign debt	25.7	32.0

Total long-term debt	$963.5	$971.6

Ryerson Credit Facility

On March 14, 2011, the Company amended and restated its $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) to, among other things, extend the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At March 31, 2012, the Company had $503.8 million of outstanding borrowings, $22 million of letters of credit issued and $292 million available under the $1.35 billion Ryerson Credit Facility compared to $520.0 million of outstanding borrowings, $22 million of letters of credit issued and $274 million available at December 31, 2011. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.4 percent at March 31, 2012 and December 31, 2011.

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

Ryerson Notes

On October 19, 2007, Ryerson issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Ryerson Credit Facility). At March 31, 2012, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding.

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

Foreign Debt

At March 31, 2012, Ryerson China’s total foreign borrowings were $24.3 million, which was owed to banks in Asia at a weighted average interest rate of 5.6% secured by inventory and property, plant and equipment. At December 31, 2011, Ryerson China’s total foreign borrowings were $32.0 million, of which $30.1 million was owed to banks in Asia at a weighted average interest rate of 6.2% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at December 31, 2011 to other parties at a weighted average interest rate of 0.9%. At March 31, 2012, Açofran’s total foreign borrowings were $2.1 million, of which $2.0 million was owed to foreign banks at a weighted average interest rate of 13.3% and $0.1 million was owed to other parties at a weighted average interest rate of zero percent.

Availability under the foreign credit lines was $18 million and $22 million at March 31, 2012 and December 31, 2011, respectively. Letters of credit issued by our foreign subsidiaries totaled $10 million and $6 million at March 31, 2012 and December 31, 2011, respectively.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (“Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increased by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At March 31, 2012, the accreted value of the Ryerson Holding Notes was $304.6 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Although the Ryerson Holding Notes are not recognized on the Company’s balance sheet, Ryerson plans to provide funds, in the form of dividends, to service the Ryerson Holding Notes to Ryerson Holding. The terms of the Ryerson Notes (discussed above) restrict Ryerson from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund the retirement of the Ryerson Holding Notes at maturity, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

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

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three-month period ended March 31, 2012 and 2011 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	10	11	2	2
Expected return on assets	(11)	(12)	—	—
Recognized actuarial net (gain) loss	2	1	(2)	(1)

Net periodic benefit cost	$2	$1	$—	$1

Contributions

The Company has contributed $10.1 million to the pension plan fund through the three months ended March 31, 2012 and anticipates that it will have a minimum required pension contribution funding of approximately $41 million for the remaining nine months of 2012.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our consolidated balance sheet as of March 31, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts	—	—	—	—	Other accrued liabilities	$0.1	Other accrued liabilities	$0.1
Commodity contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.1	Other accrued liabilities	0.9	Other accrued liabilities	1.0

Total derivatives		$—		$0.1		$1.0		$1.1

As of March 31, 2012 and December 31, 2011, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $6.7 million and $4.9 million, respectively. As of March 31, 2012 and December 31, 2011, the Company had 207 tons and 276 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company had 5,780 of hot roll steel coil option contracts related to forecasted purchases as of March 31, 2012 and December 31, 2011. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 1,167 tons and 1,210 tons as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the location and amount of gains and losses reported in our consolidated statement of operations for the three months ended March 31, 2012 and 2011:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives Three Months Ended March 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	2012	2011
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$—	$(0.1)

Metal commodity contracts	Cost of materials sold	0.1	(0.1)

Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	—	(0.1)

Total		$0.1	$(0.3)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012:

	At March 31, 2012
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$13.1	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$13.9	$—	$—

Liabilities
Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—
Commodity contracts	—	0.9	—

Total liability derivatives	$—	$1.0	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2011:

	At December 31, 2011
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$13.1	$—	$—
Money market mutual fund	2.8	—	—

Total cash equivalents	$15.9	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$10.4	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.1	$—

Liabilities
Mark-to-market derivatives:
Foreign exchange contracts	$—	$0.1	$—
Commodity contracts	—	1.0	—

Total liability derivatives	$—	$1.1	$—

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

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	At March 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$41.9	$41.9	$61.3	$61.3
Receivables less provision for allowances, claims and doubtful accounts	561.1	561.1	515.8	515.8
Accounts payable	329.5	329.5	245.0	245.0
Long-term debt, including current portion	1,001.8	1,005.1	1,023.6	1,020.0

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

Assets Held for Sale

The Company had $10.0 million of assets held for sale, classified within other current assets, as of March 31, 2012 and December 31, 2011.

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

The Company’s available-for-sale securities as of March 31, 2012 can be summarized as follows:

	At March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$—	$(0.9)	$13.9

There is no maturity date for these investments and there have been no sales during the three months ended March 31, 2012.

The Company’s available-for-sale securities as of December 31, 2011 can be summarized as follows:

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$14.8	$—	$(4.4)	$10.4

NOTE 10: STOCKHOLDERS’ EQUITY, OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available- For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except shares)
Balance at December 31, 2011	100	$—	$451.5	$(211.8)	$(9.7)	$(202.2)	$(4.4)	$7.9	$31.3	$—

Net income (loss)	—	—	—	38.2	—	—	—	(1.0)	37.2	(0.1)
Foreign currency translation	—	—	—	—	3.7	—	—	—	3.7	0.1
Changes in unrecognized benefit costs (net of tax provision of $0.1)	—	—	—	—	—	0.7	—	—	0.7	—
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	3.5	—	3.5	—
Investment in Açofran	—	—	—	—	—	—	—	—	—	2.9

Balance at March 31, 2012	100	$—	$451.5	$(173.6)	$(6.0)	$(201.5)	$(0.9)	$6.9	$76.4	$2.9

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first three months of 2012 and 2011 was $1.3 million.

NOTE 12: INCOME TAXES

For the three months ended March 31, 2012, the Company recorded an income tax expense from operations of $2.7 million compared to an income tax benefit of $1.2 million in the prior year. The $2.7 million tax expense in the first quarter of 2012 primarily represents foreign and U.S. state income tax expense for the period plus an increase in the valuation allowance related to the closing of an income tax examination. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in the quarter.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company has maintained a valuation allowance against a portion of its U.S. deferred tax assets since that time. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $106.6 million and $121.5 million at March 31, 2012 and December 31, 2011, respectively.

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

The following are condensed consolidating financial information of Ryerson and its guarantor and non-guarantor subsidiaries and affiliates as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$983.0	$141.1	$(2.5)	$1,121.6
Cost of materials sold	—	813.2	120.1	(2.5)	930.8

Gross profit	—	169.8	21.0	—	190.8
Warehousing, delivery, selling, general and administrative	1.3	110.7	19.4	—	131.4

Operating profit (loss)	(1.3)	59.1	1.6	—	59.4
Other income and (expense), net	0.3	—	(0.6)	—	(0.3)
Interest and other expense on debt	(18.5)	—	(0.8)	—	(19.3)
Intercompany transactions:
Interest expense on intercompany loans	(11.6)	—	—	11.6	—
Interest income on intercompany loans	—	11.6	—	(11.6)	—

Income (loss) before income taxes	(31.1)	70.7	0.2	—	39.8
Provision (benefit) for income taxes	—	2.6	0.1	—	2.7
Equity in earnings of subsidiaries	(69.3)	(1.2)	—	70.5	—

Net income	38.2	69.3	0.1	(70.5)	37.1
Less: Net loss attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)

Net income loss attributable to Ryerson Inc.	$38.2	$69.3	$1.2	$(70.5)	$38.2

Comprehensive income	$46.1	$73.1	$4.1	$(78.2)	$45.1
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1.0)	—	(1.0)

Comprehensive income attributable to Ryerson Inc.	$46.1	$73.1	$5.1	$(78.2)	$46.1

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,017.4	$172.0	$(2.4)	$1,187.0
Cost of materials sold	—	886.1	146.6	(2.4)	1,030.3

Gross profit	—	131.3	25.4	—	156.7
Warehousing, delivery, selling, general and administrative	1.3	112.4	21.5	—	135.2
Restructuring and other charges	—	0.3	—	—	0.3

Operating profit (loss)	(1.3)	18.6	3.9	—	21.2
Other income and (expense), net	—	6.4	(0.7)	—	5.7
Interest and other expense on debt	(19.0)	0.1	(0.8)	—	(19.7)
Intercompany transactions:
Interest expense on intercompany loans	(12.4)	—	—	12.4	—
Interest income on intercompany loans	—	12.4	—	(12.4)	—

Income (loss) before income taxes	(32.7)	37.5	2.4	—	7.2
Provision (benefit) for income taxes	(2.5)	(0.2)	1.5	—	(1.2)
Equity in earnings of subsidiaries	(39.6)	(1.8)	—	41.4	—

Net income	9.4	39.5	0.9	(41.4)	8.4
Less: Net loss attributable to noncontrolling interest	—	—	(1.0)	—	(1.0)

Net income attributable to Ryerson Inc.	$9.4	$39.5	$1.9	$(41.4)	$9.4

Comprehensive income	$14.4	$40.0	$5.4	$(46.2)	$13.6
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(0.8)	—	(0.8)

Comprehensive income attributable to Ryerson Inc.	$14.4	$40.0	$6.2	$(46.2)	$14.4

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Operating activities:
Net income	$38.2	$69.3	$0.1	$(70.5)	$37.1

Non-cash expenses	0.2	9.1	1.5	—	10.8
Equity in earnings of subsidiaries	(69.3)	(1.2)	—	70.5	—
Changes in working capital	24.8	(25.2)	(14.2)	—	(14.6)

Net adjustments	(44.3)	(17.3)	(12.7)	70.5	(3.8)

Net cash provided by (used in) operating activities	(6.1)	52.0	(12.6)	—	33.3

Investing activities:
Net cash provided by (used in) investing activities	(5.6)	(36.9)	2.9	25.0	(14.6)

Financing activities:
Net cash provided by (used in) financing activities	8.8	(15.4)	(7.9)	(25.0)	(39.5)

Net decrease in cash and cash equivalents	(2.9)	(0.3)	(17.6)	—	(20.8)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	1.3	—	1.4

Net change in cash and cash equivalents	(2.9)	(0.2)	(16.3)	—	(19.4)
Beginning cash and cash equivalents	3.0	16.0	42.3	—	61.3

Ending cash and cash equivalents	$0.1	$15.8	$26.0	$—	$41.9

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

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2012

(In millions)

	Parent	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current assets	$1,386.7	$1,175.5	$234.3	$(1,350.2)	$1,446.3
Property, plant and equipment, net of accumulated depreciation	—	423.0	71.8	—	494.8
Other noncurrent assets	877.3	1,505.6	17.6	(2,180.6)	219.9

Total Assets	$2,264.0	$3,104.1	$323.7	$(3,530.8)	$2,161.0

Liabilities and Equity
Current liabilities	$48.5	$1,833.7	$84.0	$(1,351.3)	$614.9
Noncurrent liabilities	2,146.0	474.3	32.2	(1,185.7)	1,466.8
Redeemable noncontrolling interest	—	—	2.9	—	2.9
Ryerson Inc. stockholders’ equity	69.5	796.1	197.7	(993.8)	69.5
Noncontrolling interest	—	—	6.9	—	6.9

Total Liabilities and Equity	$2,264.0	$3,104.1	$323.7	$(3,530.8)	$2,161.0

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

Liabilities and Equity
Current liabilities	$44.5	$1,781.6	$84.4	$(1,363.2)	$547.3
Noncurrent liabilities	2,129.8	484.4	31.0	(1,160.6)	1,484.6
Ryerson Inc. stockholders’ equity	23.4	723.0	189.8	(912.8)	23.4
Noncontrolling interest	—	—	7.9	—	7.9

Total Liabilities and Equity	$2,197.7	$2,989.0	$313.1	$(3,436.6)	$2,063.2

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations—Comparison of First Quarter 2012 to First Quarter 2011

	Three months ended March 31, 2012	% of Net Sales	Three months ended March 31, 2011	% of Net Sales
	($ in millions)
Net sales	$1,121.6	100.0%	$1,187.0	100.0%
Cost of materials sold	930.8	83.0	1,030.3	86.8

Gross profit	190.8	17.0	156.7	13.2
Warehousing, delivery, selling, general and administrative expenses	131.4	11.7	135.2	11.4
Restructuring and other charges	—	—	0.3	—

Operating profit	59.4	5.3	21.2	1.8
Other expenses	(19.6)	(1.8)	(14.0)	(1.2)

Income before income taxes	39.8	3.5	7.2	0.6
Provision (benefit) for income taxes	2.7	0.2	(1.2)	(0.1)

Net income	37.1	3.3	8.4	0.7
Less: Net loss attributable to noncontrolling interest	(1.1)	(0.1)	(1.0)	(0.1)

Net income attributable to Ryerson Inc.	$38.2	3.4%	$9.4	0.8%

The following table shows the Company’s percentage of sales revenue by major product lines for the first quarter of 2012 and 2011:

	Three Months Ended March 31,
Product Line	2012	2011
Carbon Steel Flat	24%	26%
Carbon Steel Plate	13	10
Carbon Steel Long	15	10
Stainless Steel Flat	15	21
Stainless Steel Plate	4	5
Stainless Steel Long	4	4
Aluminum Flat	15	14
Aluminum Plate	4	3
Aluminum Long	3	3
Other	3	4

Total	100%	100%

Net sales. Revenue for the first quarter of 2012 decreased 5.5% from the same period a year ago to $1,121.6 million. Tons sold for the first quarter of 2012 decreased 10.7% from the first quarter of 2011 reflecting our efforts to improve margins by focusing on less price sensitive transactional customers instead of large volume program buyers. Tons sold in the first quarter of 2012 decreased across most of our products compared to the year-ago quarter with the largest decreases in shipments of carbon steel flat, stainless steel flat and stainless steel plate products partially offset by increases in shipments of carbon steel long and aluminum flat products. Average selling price increased 5.8% against the price levels in the first quarter of 2011, as metals prices increased across most of our products with the largest increases in our carbon steel product lines partially offset by decreases in price levels in our stainless steel product lines.

Cost of materials sold. Cost of materials sold decreased 9.7% to $930.8 million in the first quarter of 2012 compared to $1,030.3 million in the first quarter of 2011. The decrease in cost of materials sold in 2012 compared to 2011 is due to the decrease in tons sold partially offset by an increase in the average cost of materials sold per ton. The average cost of materials sold per ton increased to $1,616 in 2012 from $1,597 in 2011. The average cost of materials sold for our carbon steel product lines increased more than our other products, in line with the change in average selling price per ton. During the first quarter of 2012, LIFO income was $8.1 million compared to LIFO expense of $33.3 million in the first quarter of 2011.

Gross profit. Gross profit increased by $34.1 million to $190.8 million in the first quarter of 2012. Gross profit as a percent of sales in the first quarter of 2012 increased to 17.0% from 13.2% in the first quarter of 2011. While our cost of material sold per ton increased in the first quarter of 2012 as compared to the first quarter of 2011, revenue per ton increased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $4.1 million to $131.4 million in the first quarter of 2012 from $135.5 million in the first quarter of 2011. The decrease was primarily due to lower bonus and commission expenses of $3.0 million, lower salary expense of $2.3 million and lower bad debt expense of $1.7 million partially offset by higher reorganization costs, primarily employee termination and facility closure expenses, of $2.1 million and higher outside technical services expenses of $1.2 million. On a per ton basis, first quarter of 2012 operating expenses increased to $228 per ton from $210 per ton in the first quarter of 2011.

Operating profit. For the first quarter of 2012, the Company reported an operating profit of $59.4 million, or $103 per ton, compared to $21.2 million, or $33 per ton, in the first quarter of 2011, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $19.3 million in the first quarter of 2012 from $19.7 million in the first quarter of 2011, primarily due to recording a charge of $1.1 million in the first quarter of 2011 to write off debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility partially offset by higher amortization expense related to the amended revolving credit facility in the first quarter of 2012. Other income and (expense), net was a charge of $0.3 million in the first quarter of 2012 as compared to income of $5.7 million in the same period a year ago. The first quarter of 2011 income included a $5.8 million gain on the bargain purchase of our Singer Steel acquisition.

Provision for income taxes. In the first quarter of 2012, the Company recorded an income tax expense of $2.7 million compared to an income tax benefit of $1.2 million in the first quarter of 2011. The $2.7 million income tax expense in the first three months of 2012 primarily represents foreign and U.S. state income tax expense plus an increase in the valuation allowance related to the closing of an income tax examination. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in the quarter. During the first three months of 2011, the $1.2 million of tax benefit primarily related to a release of the valuation allowance partially offset by foreign and U.S. state income tax expense.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) which matures on the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. The Company’s principal source of operating cash is from the sale of metals and other materials. The Company’s principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net cash provided by (used in) operating activities	$33.3	$(103.7)
Net cash used in investing activities	(14.6)	(15.7)
Net cash provided by (used in) financing activities	(39.5)	98.4
Effect of exchange rates on cash and cash equivalents	1.4	0.3

Net decrease in cash and cash equivalents	$(19.4)	$(20.7)

The Company had cash and cash equivalents at March 31, 2012 of $41.9 million, compared to $61.3 million at December 31, 2011. The Company had $1,002 million and $1,024 million of total debt outstanding and a debt-to-capitalization ratio of 93% and 97% at March 31, 2012 and December 31, 2011, respectively. The Company had total liquidity (defined as cash and cash equivalents plus availability under the Ryerson Credit Facility and foreign debt facilities) of $352 million at March 31, 2012 versus $357 million at December 31, 2011. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$42	$61
Availability on Ryerson Credit Facility and foreign debt facilities	310	296

Total liquidity	$352	$357

Of the total cash and cash equivalents, as of March 31, 2012, $26.1 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions. This alternative could result in higher effective tax rates.

Net cash provided by operating activities of $33.3 million in the first three months of 2012 was primarily due to net income of $37.1 million for the quarter and an increase in accounts payable of $98.7 million resulting from higher inventory purchases to support increased sales levels in the first three months of 2012, offset by increases in inventory of $49.5 million and in accounts receivable of $42.8 million. Net cash used by operating activities of $103.7 million in the first three months of 2011 was primarily due to an increase in inventories of $55.1 million resulting from higher inventory purchases to support increased sales levels in the first three months of 2011 and an increase in accounts receivable of $132.2 million reflecting higher net sales in the first three months of 2011, partially offset by an increase in accounts payable of $71.7 million.

Capital expenditures during the first three months of 2012 totaled $14.5 million compared to $6.4 million in the first three months of 2011. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $2.9 million and $3.4 million during the first three months of 2012 and 2011, respectively.

Net cash used by financing activities in the first three months of 2012 was $39.5 million compared to $98.4 million provided by financing activities in the first three months of 2011. Net cash used by financing activities in the first three months of 2012 was primarily related to repayments on credit facility borrowings as a result of the net income for the quarter. Net cash provided by financing activities in the first three months of 2011 was primarily related to increased credit facility borrowings to finance accounts receivable related to higher sales in 2011.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,001.8 million at March 31, 2012 from $1,023.6 million at December 31, 2011.

Total debt outstanding as of March 31, 2012 consisted of the following amounts: $503.8 million borrowing under the Ryerson Credit Facility, $102.9 million under the 2014 Notes, $368.7 million under the 2015 Notes, and $26.4 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On March 14, 2011, the Company amended and restated its $1.35 billion revolving credit facility agreement (as amended, the “Ryerson Credit Facility”) to, among other things, extend the maturity date to the earliest of (a) March 14, 2016, (b) the date that occurs 90 days prior to the scheduled maturity date of the Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”), if the 2014 Notes are then outstanding and (c) the date that occurs 90 days prior to the scheduled maturity date of the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) (together, with the 2014 Notes, the “Ryerson Notes”), if the 2015 Notes are then outstanding. At March 31, 2012, the Company had $503.8 million of outstanding borrowings, $22 million of letters of credit issued and $292 million available under the $1.35 billion Ryerson Credit Facility compared to $520.0 million of outstanding borrowings, $22 million of letters of credit issued and $274 million available at December 31, 2011. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of the borrower. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.4 percent at March 31, 2012 and December 31, 2011.

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

Ryerson Notes

On October 19, 2007, Ryerson issued the Ryerson Notes. The 2014 Notes bear interest at a rate, reset quarterly, of LIBOR plus 7.375% per annum. The 2015 Notes bear interest at a rate of 12% per annum. The Ryerson Notes are fully and unconditionally guaranteed on a senior secured basis by certain of our existing and future subsidiaries (including those existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under our Ryerson Credit Facility). At March 31, 2012, $368.7 million of the 2015 Notes and $102.9 million of the 2014 Notes remain outstanding.

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

Foreign Debt

At March 31, 2012, Ryerson China’s total foreign borrowings were $24.3 million, which was owed to banks in Asia at a weighted average interest rate of 5.6% secured by inventory and property, plant and equipment. At December 31, 2011, Ryerson China’s total foreign borrowings were $32.0 million, of which $30.1 million was owed to banks in Asia at a weighted average interest rate of 6.2% secured by inventory and property, plant and equipment. Ryerson China also owed $1.9 million at December 31, 2011 to other parties at a weighted average interest rate of 0.9%. At March 31, 2012, Açofran’s total foreign borrowings were $2.1 million, of which $2.0 million was owed to foreign banks at a weighted average interest rate of 13.3% and $0.1 million was owed to other parties at a weighted average interest rate of zero percent.

Availability under the foreign credit lines was $18 million and $22 million at March 31, 2012 and December 31, 2011, respectively. Letters of credit issued by our foreign subsidiaries totaled $10 million and $6 million at March 31, 2012 and December 31, 2011, respectively.

Ryerson Holding Notes

On January 29, 2010, Ryerson Holding issued $483 million aggregate principal amount at maturity of 14 1/2% Senior Discount Notes due 2015 (“Ryerson Holding Notes”). No cash interest accrues on the Ryerson Holding Notes. The Ryerson Holding Notes had an initial accreted value of $455.98 per $1,000 principal amount and will accrete from the date of issuance until maturity on a semi-annual basis. The accreted value of each Ryerson Holding Note increased from the date of issuance until October 31, 2010 at a rate of 14.50%. Thereafter the interest rate increased by 1% (to 15.50%) until July 31, 2011, an additional 1.00% (to 16.50%) on August 1, 2011 until April 30, 2012, and increases by an additional 0.50% (to 17.00%) on May 1, 2012 until the maturity date. Interest compounds semi-annually such that the accreted value will equal the principal amount at maturity of each note on that date. At March 31, 2012, the accreted value of the Ryerson Holding Notes was $304.6 million. The Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries and are secured by a first-priority security interest in the capital stock of Ryerson. The Ryerson Holding Notes rank equally in right of payment with all of Ryerson Holding’s senior debt and senior in right of payment to all of Ryerson Holding’s subordinated debt. The Ryerson Holding Notes are effectively junior to Ryerson Holding’s other secured debt to the extent of the collateral securing such debt (other than the capital stock of Ryerson). Because the Ryerson Holding Notes are not guaranteed by any of Ryerson Holding’s subsidiaries, the notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Ryerson Holding’s subsidiaries, including Ryerson.

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

Although the Ryerson Holding Notes are not recognized on the Company’s balance sheet, Ryerson plans to provide funds, in the form of dividends, to service the Ryerson Holding Notes to Ryerson Holding. The terms of the Ryerson Notes (discussed above) restrict Ryerson from making dividends to Ryerson Holding. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. In the event Ryerson is restricted from providing Ryerson Holding with sufficient distributions to fund the retirement of the Ryerson Holding Notes at maturity, Ryerson Holding may default on the Ryerson Holding Notes unless other sources of funding are available.

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

Pension Funding

At December 31, 2011, pension liabilities exceeded plan assets by $359 million. The Company anticipates that it will have a minimum required pension contribution of approximately $51 million in 2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2012, the Company has made $10 million in pension contributions, and anticipates an additional $41 million contribution in the remaining nine months of 2012. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2012.

Contractual Obligations

The following table presents contractual obligations at March 31, 2012:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
Floating Rate Notes	$103	$—	$103	$—	$—
Fixed Rate Long Term Notes	369	—	—	369	—
Ryerson Credit Facility	504	—	—	504	—
Foreign Debt	26	25	1	—	—
Interest on Floating Rate Notes, Fixed Rate Notes, Other Long Term Notes, Ryerson Credit Facility and Foreign Debt (2)	221	65	126	30	—
Purchase Obligations (3)	59	59	—	—	—
Capital leases	1	—	1	—	—
Operating leases	133	25	39	29	40

Total	$1,416	$174	$270	$932	$40

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion above).
(2)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility and the 2014 Notes.
(3)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Deferred Taxes

Recent legislative proposals in the U.S. would repeal the use of the last-in-first-out method of accounting (“LIFO method”) for inventory for U.S. tax purposes. Currently, the Company carries a deferred tax liability associated with its use of the LIFO method that does not offset the Company’s deferred tax assets, with the effect that the Company carries a valuation allowance against most of its U.S. deferred tax assets. If legislation repealing the use of the LIFO method for tax purposes becomes law, we would expect to release a substantial portion of our valuation allowance during the quarter of that event. In addition, given the current trend in our U.S. operating profit, it is possible that we may release a portion of our valuation allowance during the next twelve months.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,005 million at March 31, 2012 and $1,020 million at December 31, 2011 as compared with the carrying value of $1,002 million and $1,024 million at March 31, 2012 and December 31, 2011, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2012 by approximately $1.5 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $6.7 million outstanding at March 31, 2012 and a liability value of $0.1 million. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of March 31, 2012, we had 207 tons of nickel futures or option contracts, 5,780 tons of hot roll coil swaps, and 1,167 tons of aluminum price swaps outstanding with liability values of $0.7 million, $0.1 million, and a value of zero, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March 31, 2012.

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

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

RYERSON INC.

By:	/s/ William S. Johnson

William S. Johnson
Interim Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: May 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter Agreement, dated March 9, 2012, between Ryerson Inc. and William S. Johnson.

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of William S. Johnson, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.