Form 10-Q
period 2013-06-30
RYERSON INC.
filed 2013-08-07
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 333-189642

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

As of August 5, 2013 there were 100 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$906.9	$1,090.6	$1,798.0	$2,212.2
Cost of materials sold	748.4	906.6	1,483.7	1,837.4

Gross profit	158.5	184.0	314.3	374.8
Warehousing, delivery, selling, general and administrative	121.4	131.5	243.1	262.9
Restructuring and other charges	2.1	—	2.1	—
Impairment charges on fixed assets and goodwill	6.8	0.9	7.7	0.9

Operating profit	28.2	51.6	61.4	111.0
Other income and (expense), net	2.0	0.8	3.2	0.5
Interest and other expense on debt	(27.8)	(19.8)	(56.2)	(39.1)

Income before income taxes	2.4	32.6	8.4	72.4
Provision for income taxes	2.2	3.2	3.3	5.9

Net income	0.2	29.4	5.1	66.5
Less: Net loss attributable to noncontrolling interest	(1.7)	(1.2)	(3.9)	(2.3)

Net income attributable to Ryerson Inc.	$1.9	$30.6	$9.0	$68.8

Comprehensive income (loss)	$(7.8)	$22.8	$(1.7)	$67.9
Less: Comprehensive loss attributable to noncontrolling interest	(1.6)	(1.7)	(3.7)	(2.7)

Comprehensive income (loss) attributable to Ryerson Inc.	$(6.2)	$24.5	$2.0	$70.6

See Notes to Condensed Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$5.1	$66.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.9	22.9
Deferred income taxes	2.4	(0.9)
Provision for allowances, claims and doubtful accounts	(0.1)	0.6
Impairment charges on fixed assets and goodwill	7.7	0.9
Restructuring and other charges	2.1	—
Other items	0.1	0.9
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(42.0)	(20.1)
Inventories	44.6	(75.5)
Other assets	0.7	(1.5)
Accounts payable	33.8	39.3
Accrued liabilities	(1.5)	(8.9)
Accrued taxes payable/receivable	0.4	0.1
Deferred employee benefit costs	(24.8)	(22.8)

Net adjustments	46.3	(65.0)

Net cash provided by operating activities	51.4	1.5

Investing activities:
Acquisitions, net of cash acquired	—	(1.5)
Decrease in restricted cash	0.1	1.0
Capital expenditures	(10.5)	(25.9)
Investment in joint venture	—	(2.9)
Increase in cash due to consolidation of joint venture	—	3.0
Proceeds from sales of property, plant and equipment	3.0	8.5

Net cash used in investing activities	(7.4)	(17.8)

Financing activities:
Net repayments of credit facility borrowings	(36.8)	(8.5)
Long-term debt issuance costs	(0.6)	—
Credit facility issuance costs	(3.7)	—
Net increase (decrease) in book overdrafts	6.1	(2.8)

Net cash used in financing activities	(35.0)	(11.3)

Net increase (decrease) in cash and cash equivalents	9.0	(27.6)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(0.2)

Net change in cash and cash equivalents	4.9	(27.8)
Cash and cash equivalents—beginning of period	70.8	61.3

Cash and cash equivalents—end of period	$75.7	$33.5

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$53.1	$35.8
Income taxes, net	0.9	7.0

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75.7	$70.8
Restricted cash	3.8	3.9
Receivables less provision for allowances, claims and doubtful accounts of $6.6 and $7.1, respectively	436.0	396.7
Inventories	693.5	741.5
Prepaid expenses and other current assets	45.9	41.4

Total current assets	1,254.9	1,254.3
Property, plant, and equipment, at cost	652.9	648.4
Less: Accumulated depreciation	183.5	165.0

Property, plant and equipment, net	469.4	483.4
Deferred income taxes	38.1	38.4
Other intangible assets	54.3	57.3
Goodwill	90.0	97.0
Deferred charges and other assets	33.8	33.8

Total assets	$1,940.5	$1,964.2

Liabilities
Current liabilities:
Accounts payable	$235.5	$196.2
Salaries, wages and commissions	34.0	32.1
Deferred income taxes	124.3	121.6
Other accrued liabilities	56.6	56.6
Short-term debt	23.6	35.3
Current portion of deferred employee benefits	14.1	14.2

Total current liabilities	488.1	456.0
Long-term debt	1,245.0	1,270.1
Deferred employee benefits	475.4	504.4
Taxes and other credits	14.2	14.2

Total liabilities	2,222.7	2,244.7
Commitments and contingencies
Redeemable noncontrolling interest	1.5	1.7
Equity
Ryerson Inc. stockholders’ equity (deficit):
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2013 and 2012	—	—
Capital in excess of par value	71.3	71.3
Accumulated deficit	(93.5)	(102.5)
Accumulated other comprehensive loss	(260.7)	(253.7)

Total Ryerson Inc. stockholders’ equity (deficit)	(282.9)	(284.9)
Noncontrolling interest	(0.8)	2.7

Total equity (deficit)	(283.7)	(282.2)

Total liabilities and equity	$1,940.5	$1,964.2

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

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 50% direct ownership percentage and an additional 50% interest through affiliates of Ryerson Holding, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage since February 17, 2012. Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

The following table shows our percentage of sales by major product lines for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Line	2013	2012	2013	2012
Carbon Steel Flat	26%	25%	26%	24%
Carbon Steel Plate	11	13	11	13
Carbon Steel Long	15	14	15	15
Stainless Steel Flat	16	15	16	15
Stainless Steel Plate	4	4	4	4
Stainless Steel Long	3	4	4	4
Aluminum Flat	15	14	14	15
Aluminum Plate	3	4	3	4
Aluminum Long	4	4	4	4
Other	3	3	3	2

Total	100%	100%	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in Amendment No. 3 to the Registration Statement on Form S-4 filed on August 2, 2013.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance requires an entity to present, either on the face of the financial statements or as a disclosure in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the guidance requires an entity to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for our fiscal year beginning January 1, 2013. We adopted this guidance for our fiscal year beginning January 1, 2013. The adoption did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We will adopt this guidance on January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at June 30, 2013 and December 31, 2012 as follows:

	June 30, 2013	December 31, 2012
	(In millions)
In process and finished products	$693.5	$741.5

If current cost had been used to value inventories, such inventories would have been $51 million and $34 million lower than reported at June 30, 2013 and December 31, 2012, respectively. Approximately 90% and 88% of inventories are accounted for under the LIFO method at June 30, 2013 and December 31, 2012, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $12.3 million and $11.3 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $90.0 million at June 30, 2013. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. We performed an interim impairment test of goodwill as of June 30, 2013 for one reporting unit as a result of its financial performance for the first half of 2013 compared to its forecasted results. In the first step, the fair value of the reporting unit was compared to the carrying value. The fair value of the reporting unit was estimated using an average of a market approach and income approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in the prior quarter. Based on this evaluation, it was determined that the fair value of the reporting unit was less than the carrying value. As required by ASC 350, the Company then performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge of $6.8 million in the second quarter of 2013 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 5: ACQUISITIONS

Açofran

On February 17, 2012, the Company acquired 50% of the issued and outstanding capital stock of Açofran, a long products distributor located in São Paulo, Brazil. The Company fully consolidates Açofran based on voting control. The Company is party to a put option arrangement with respect to the securities that represent the noncontrolling interest of Açofran. The put is exercisable by the minority shareholders outside of the Company’s control by requiring the Company to redeem the minority shareholders’ equity stake in the subsidiary at a put price based on earnings before interest, income tax, depreciation and amortization expense and net debt. The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for earnings and foreign currency allocations. The resulting increase or decrease in the estimated redemption amount is adjusted with a corresponding charge against retained earnings, or in the absence of retained earnings, additional paid-in-capital. The acquisition is not material to our consolidated financial statements.

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In millions)
Ryerson Secured Credit Facility	$345.0	$383.5
9% Senior Secured Notes due 2017	600.0	600.0
11 1/4% Senior Notes due 2018	300.0	300.0
Foreign debt	23.6	21.9

Total debt	1,268.6	1,305.4
Less:
Short-term credit facility borrowings	—	13.5
Short-term foreign debt	23.6	21.8

Total long-term debt	$1,245.0	$1,270.1

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earliest of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At June 30, 2013, Ryerson had $345.0 million of outstanding borrowings, $23 million of letters of credit issued and $295 million available under the $1.35 billion Ryerson Credit Facility compared to $383.5 million of outstanding borrowings, $24 million of letters of credit issued and $293 million available at December 31, 2012. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.0 percent and 2.6 percent at June 30, 2013 and December 31, 2012, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to Ryerson’s subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. Until December 31, 2013, the spread will be fixed at 0.75% over the base rate and Canadian prime rate and 1.75% over the LIBOR rate and bankers acceptance rate. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 and 2018 Notes on a first priority lien basis) and related U.S. assets of Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility falls below a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each calendar month.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 11 1/4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015, in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to registration rights agreements relating to the 2017 and 2018 Notes, we have filed with the SEC registration statements with respect to offers to exchange each of the 2017 and 2018 Notes for new issues of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2017 and 2018 Notes and we have agreed to consummate such exchange offers no later than October 5, 2013.

Foreign Debt

At June 30, 2013, Ryerson China’s total foreign borrowings were $23.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.6% and secured by inventory and property, plant and equipment. At December 31, 2012, Ryerson China’s total foreign borrowings were $21.4 million, which were owed to banks in Asia at a weighted average interest rate of 4.8% and secured by inventory and property, plant and equipment. At June 30, 2013, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 10.9%. At December 31, 2012, Açofran’s total foreign borrowings were $0.5 million, which were owed to foreign banks at a weighted average interest rate of 11.2%.

Availability under the foreign credit lines was $21 million at June 30, 2013 and December 31, 2012. Letters of credit issued by our foreign subsidiaries totaled $7 million and $8 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 7: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three and six month periods ended June 30, 2013 and 2012 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In millions)
Components of net periodic benefit cost
Interest cost	9	10	1	2
Expected return on assets	(11)	(11)	—	—
Prior service cost	—	—	(1)	—
Recognized actuarial net (gain) loss	4	4	(1)	(2)

Net periodic benefit cost (credit)	$2	$3	$(1)	$—

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In millions)
Components of net periodic benefit cost
Service cost	$1	$1	$—	$—
Interest cost	18	20	2	4
Expected return on assets	(22)	(22)	—	—
Prior service cost	—	—	(1)	—
Recognized actuarial net (gain) loss	7	6	(3)	(4)

Net periodic benefit cost (credit)	$4	$5	$(2)	$—

Contributions

The Company has contributed $20.2 million to the pension plan fund through the six months ended June 30, 2013 and anticipates that it will have a minimum required pension contribution funding of approximately $28 million for the remaining six months of 2013.

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. Any potential loss ranges from zero to $27.7 million plus interest. We believe that any loss will be covered by insurance. At this time, the Company cannot predict the likely outcome of this matter.

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives not designated as hedging instruments under ASC 815
Commodity contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.2	Other accrued liabilities	$0.5	Other accrued liabilities	—

Total derivatives		$—		$0.2		$0.5		$—

As of June 30, 2013 and December 31, 2012, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $1.0 million and $0.7 million, respectively. As of June 30, 2013 and December 31, 2012, the Company had 223 tons and 182 tons, respectively, of nickel futures or option contracts related to forecasted purchases. The Company had 3,200 tons and 1,300 tons of hot roll steel coil option contracts related to forecasted purchases as of June 30, 2013 and December 31, 2012, respectively. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of zero tons and 80 tons as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$—	$0.1	$—	$0.1
Metal commodity contracts	Cost of materials sold	(0.4)	(0.2)	(0.7)	(0.1)

Total		$(0.4)	$(0.1)	$(0.7)	$—

Fair Value Measurements

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013:

	At June 30, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$35.3	$—	$—

Prepaid and other current assets:
Common stock—available-for-sale investment	$22.1	$—	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.5	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012:

	At December 31, 2012
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$28.3	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$20.7	$—	$—

Mark-to-market derivatives:
Commodity contracts	$—	$0.2	$—

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

The carrying and estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	At June 30, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$75.7	$75.7	$70.8	$70.8
Restricted cash	3.8	3.8	3.9	3.9
Receivables less provision for allowances, claims and doubtful accounts	436.0	436.0	396.7	396.7
Accounts payable	235.5	235.5	196.2	196.2
Long-term debt, including current portion	1,268.6	1,276.1	1,305.4	1,296.4

The estimated fair value of the Company’s cash and cash equivalents, receivables less provision for allowances, claims and doubtful accounts and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments. The estimated fair value of the Company’s long-term debt and the current portions thereof is determined by using quoted market prices of Company debt securities (Level 2 inputs).

Assets Held for Sale

The Company had $2.4 million and $3.6 million of assets held for sale, classified within other current assets, as of June 30, 2013 and December 31, 2012, respectively. The Company recorded $0.9 million of impairment charges in the six months ended June 30, 2013 and 2012 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at June 30, 2013:

	June 30, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale	$—	$2.4	$—

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at December 31, 2012:

	At December 31, 2012
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale	$—	$3.6	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred. As of June 30, 2013, the investment was in a gross unrealized gain position. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of June 30, 2013 can be summarized as follows:

	At June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$4.7	$—	$22.1

The Company’s available-for-sale securities as of December 31, 2012 can be summarized as follows:

	At December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

There is no maturity date for these investments and there have been no sales during the six months ended June 30, 2013.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except share data)
Balance at January 1, 2013	100	$—	$71.3	$(102.5)	$(5.4)	$(251.6)	$3.3	$2.7	$(282.2)	$1.7
Net income (loss)	—	—	—	9.0	—	—	—	(3.7)	5.3	(0.2)
Foreign currency translation	—	—	—	—	(10.7)	—	—	0.2	(10.5)	—
Changes in defined benefit pension and other post-retirement benefit plans (net of tax provision of $0.3)	—	—	—	—	—	2.3	—	—	2.3	—
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	1.4	—	1.4	—

Balance at June 30, 2013	100	$—	$71.3	$(93.5)	$(16.1)	$(249.3)	$4.7	$(0.8)	$(283.7)	$1.5

The following table details the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2013	$(5.4)	$(251.6)	$3.3
Other comprehensive income (loss) before reclassifications	(10.7)	—	1.4
Amounts reclassified from accumulated other comprehensive income	—	2.3	—

Net current-period other comprehensive income (loss)	(10.7)	2.3	1.4

Balance at June 30, 2013	$(16.1)	$(249.3)	$4.7

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2013:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended	Six Months Ended
	June 30, 2013
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$1.7	$3.3	Warehousing, delivery, selling, general and administrative
Prior service credits	(0.3)	(0.7)	Warehousing, delivery, selling, general and administrative

Total before tax	1.4	2.6
Tax provision	0.2	0.3

Net of tax	$1.2	$2.3

NOTE 11: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first six months of 2013 and 2012 was $2.5 million.

NOTE 12: INCOME TAXES

For the three months ended June 30, 2013, the Company recorded income tax expense from operations of $2.2 million compared to $3.2 million in the prior year. The $2.2 million tax expense in the second quarter of 2013 primarily represents foreign and U.S. state income tax expense for the period and adjustments related to our tax LIFO inventory method. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in the quarter.

For the six months ended June 30, 2013, the Company recorded income tax expense of $3.3 million compared to $5.9 million in the prior year. The $3.3 million tax expense in the first six months of 2013 primarily represents foreign and U.S. state income tax expense for the period and adjustments related to our tax LIFO inventory method.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company has maintained a valuation allowance against a portion of its U.S. deferred tax assets since that time. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $86.4 million and $95.2 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 13: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On October 10, 2012, Ryerson and JT Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson and the guarantees are joint and several. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The following are condensed consolidating financial information of Ryerson and its guarantor and non-guarantor subsidiaries and affiliates as of June 30, 2013 and December 31, 2012 and for the three-month and six-month periods ended June 30, 2013 and 2012:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$766.0	$598.7	$121.7	$(579.5)	$906.9
Cost of materials sold	—	636.3	587.1	104.5	(579.5)	748.4

Gross profit	—	129.7	11.6	17.2	—	158.5
Warehousing, delivery, selling, general and administrative	1.2	93.3	5.7	21.2	—	121.4
Restructuring and other charges	—	—	—	2.1	—	2.1
Impairment charge on goodwill	—	—	—	6.8	—	6.8

Operating profit (loss)	(1.2)	36.4	5.9	(12.9)	—	28.2
Other income and (expense), net	—	0.1	—	1.9	—	2.0
Interest and other expense on debt	(4.0)	(23.0)	—	(0.8)	—	(27.8)
Intercompany transactions:
Interest expense on intercompany loans	(6.6)	—	—	—	6.6	—
Interest income on intercompany loans	—	4.7	1.9	—	(6.6)	—

Income (loss) before income taxes	(11.8)	18.2	7.8	(11.8)	—	2.4
Provision (benefit) for income taxes	(2.7)	4.0	1.8	(0.9)	—	2.2
Equity in (earnings) loss of subsidiaries	(11.0)	(1.6)	3.0	—	9.6	—

Net income (loss)	1.9	15.8	3.0	(10.9)	(9.6)	0.2
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.7)	—	(1.7)

Net income (loss) attributable to Ryerson Inc.	$1.9	$15.8	$3.0	$(9.2)	$(9.6)	$1.9

Comprehensive income (loss)	$(6.2)	$16.6	$0.6	$(17.2)	$(1.6)	$(7.8)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.6)	—	(1.6)

Comprehensive income (loss) attributable to Ryerson Inc.	$(6.2)	$16.6	$0.6	$(15.6)	$(1.6)	$(6.2)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$919.4	$799.2	$147.5	$(775.5)	$1,090.6
Cost of materials sold	—	774.1	783.0	125.0	(775.5)	906.6

Gross profit	—	145.3	16.2	22.5	—	184.0
Warehousing, delivery, selling, general and administrative	1.2	103.1	6.3	20.9	—	131.5
Impairment charge on fixed assets	—	0.9	—	—	—	0.9

Operating profit (loss)	(1.2)	41.3	9.9	1.6	—	51.6
Other income and (expense), net	—	0.1	—	0.7	—	0.8
Interest and other expense on debt	(18.9)	—	—	(0.9)	—	(19.8)
Intercompany transactions:
Interest expense on intercompany loans	(13.0)	(10.0)	—	—	23.0	—
Interest income on intercompany loans	—	—	23.0	—	(23.0)	—

Income (loss) before income taxes	(33.1)	31.4	32.9	1.4	—	32.6
Provision for income taxes	—	1.3	1.7	0.2	—	3.2
Equity in earnings of subsidiaries	(63.7)	(15.7)	(0.3)	—	79.7	—

Net income	30.6	45.8	31.5	1.2	(79.7)	29.4
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.2)	—	(1.2)

Net income attributable to Ryerson Inc.	$30.6	$45.8	$31.5	$2.4	$(79.7)	$30.6

Comprehensive income (loss)	$24.5	$46.0	$29.3	$(3.5)	$(73.5)	$22.8
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.7)	—	(1.7)

Comprehensive income (loss) attributable to Ryerson Inc.	$24.5	$46.0	$29.3	$(1.8)	$(73.5)	$24.5

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,515.7	$1,203.5	$244.4	$(1,165.6)	$1,798.0
Cost of materials sold	—	1,258.2	1,180.5	210.6	(1,165.6)	1,483.7

Gross profit	—	257.5	23.0	33.8	—	314.3
Warehousing, delivery, selling, general and administrative	2.5	187.6	11.2	41.8	—	243.1
Restructuring and other charges	—	—	—	2.1		2.1
Impairment charges on fixed assets and goodwill	—	0.9	—	6.8	—	7.7

Operating profit (loss)	(2.5)	69.0	11.8	(16.9)	—	61.4
Other income and (expense), net	—	0.2	—	3.0	—	3.2
Interest and other expense on debt	(8.6)	(46.1)	—	(1.5)	—	(56.2)
Intercompany transactions:
Interest expense on intercompany loans	(12.0)	—	—	—	12.0	—
Interest income on intercompany loans	—	8.1	3.9	—	(12.0)	—

Income (loss) before income taxes	(23.1)	31.2	15.7	(15.4)	—	8.4
Provision (benefit) for income taxes	(4.4)	6.1	3.0	(1.4)	—	3.3
Equity in (earnings) loss of subsidiaries	(27.7)	(9.6)	3.9	—	33.4	—

Net income (loss)	9.0	34.7	8.8	(14.0)	(33.4)	5.1
Less: Net loss attributable to noncontrolling interest	—	—	—	(3.9)	—	(3.9)

Net income (loss) attributable to Ryerson Inc.	$9.0	$34.7	$8.8	$(10.1)	$(33.4)	$9.0

Comprehensive income (loss)	$2.0	$36.4	$10.1	$(23.8)	$(26.4)	$(1.7)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(3.7)	—	(3.7)

Comprehensive income (loss) attributable to Ryerson Inc.	$2.0	$36.4	$10.1	$(20.1)	$(26.4)	$2.0

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$1,873.1	$1,610.0	$288.6	$(1,559.5)	$2,212.2
Cost of materials sold	—	1,573.6	1,578.2	245.1	(1,559.5)	1,837.4

Gross profit	—	299.5	31.8	43.5	—	374.8
Warehousing, delivery, selling, general and administrative	2.5	207.4	12.7	40.3	—	262.9
Impairment charge on fixed assets	—	0.9	—	—	—	0.9

Operating profit (loss)	(2.5)	91.2	19.1	3.2	—	111.0
Other income and (expense), net	0.3	0.1	—	0.1	—	0.5
Interest and other expense on debt	(37.4)	—	—	(1.7)	—	(39.1)
Intercompany transactions:
Interest expense on intercompany loans	(24.6)	(19.8)	—	—	44.4	—
Interest income on intercompany loans	—	—	44.4	—	(44.4)	—

Income (loss) before income taxes	(64.2)	71.5	63.5	1.6	—	72.4
Provision for income taxes	—	3.6	2.0	0.3	—	5.9
Equity in earnings of subsidiaries	(133.0)	(29.3)	(0.6)	—	162.9	—

Net income	68.8	97.2	62.1	1.3	(162.9)	66.5
Less: Net loss attributable to noncontrolling interest	—	—	—	(2.3)	—	(2.3)

Net income attributable to Ryerson Inc.	$68.8	$97.2	$62.1	$3.6	$(162.9)	$68.8

Comprehensive income	$70.6	$97.7	$63.4	$0.6	$(164.4)	$67.9
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(2.7)	—	(2.7)

Comprehensive income attributable to Ryerson Inc.	$70.6	$97.7	$63.4	$3.3	$(164.4)	$70.6

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$9.0	$34.7	$8.8	$(14.0)	$(33.4)	$5.1

Non-cash expenses	(0.1)	21.7	1.5	12.0	—	35.1
Equity in (earnings) loss of subsidiaries	(27.7)	(9.6)	3.9	—	33.4	—
Changes in working capital	626.2	1,024.9	(1,650.6)	10.7	—	11.2

Net adjustments	598.4	1,037.0	(1,645.2)	22.7	33.4	46.3

Net cash provided by (used in) operating activities	607.4	1,071.7	(1,636.4)	8.7	—	51.4

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	494.6	(577.9)	1,458.0	(2.1)	(1,380.0)	(7.4)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	(1,097.2)	(498.7)	179.6	1.3	1,380.0	(35.0)

Net increase (decrease) in cash and cash equivalents	4.8	(4.9)	1.2	7.9	—	9.0
Effect of exchange rates	—	0.2	—	(4.3)	—	(4.1)

Net change in cash and cash equivalents	4.8	(4.7)	1.2	3.6	—	4.9
Beginning cash and cash equivalents	0.2	15.3	1.9	53.4	—	70.8

Ending cash and cash equivalents	$5.0	$10.6	$3.1	$57.0	$—	$75.7

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$68.8	$97.2	$62.1	$1.3	$(162.9)	$66.5

Non-cash expenses	18.0	1.6	1.2	3.6	—	24.4
Equity in earnings of subsidiaries	(133.0)	(29.3)	(0.6)	—	162.9	—
Changes in working capital	9.0	(42.8)	(33.3)	(22.3)	—	(89.4)

Net adjustments	(106.0)	(70.5)	(32.7)	(18.7)	162.9	(65.0)

Net cash provided by (used in) operating activities	(37.2)	26.7	29.4	(17.4)	—	1.5

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	(2.2)	(18.0)	(29.5)	2.5	29.4	(17.8)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	38.9	(11.9)	(0.4)	(8.5)	(29.4)	(11.3)

Net decrease in cash and cash equivalents	(0.5)	(3.2)	(0.5)	(23.4)	—	(27.6)
Effect of exchange rates	—	—	—	(0.2)	—	(0.2)

Net change in cash and cash equivalents	(0.5)	(3.2)	(0.5)	(23.6)	—	(27.8)
Beginning cash and cash equivalents	3.0	14.5	1.5	42.3	—	61.3

Ending cash and cash equivalents	$2.5	$11.3	$1.0	$18.7	$—	$33.5

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

JUNE 30, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$14.6	$1,173.4	$126.8	$235.4	$(295.3)	$1,254.9
Property, plant and equipment net of accumulated depreciation	—	400.0	3.2	66.2	—	469.4
Other noncurrent assets	966.3	898.8	355.0	7.4	(2,011.3)	216.2

Total Assets	$980.9	$2,472.2	$485.0	$309.0	$(2,306.6)	$1,940.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$258.7	$265.1	$155.1	$104.8	$(295.6)	$488.1
Noncurrent liabilities	1,005.1	1,351.3	0.8	30.1	(652.7)	1,734.6
Redeemable noncontrolling interest	—	—	—	1.5	—	1.5
Ryerson Inc. stockholders’ equity	(282.9)	855.8	329.1	173.4	(1,358.3)	(282.9)
Noncontrolling interest	—	—	—	(0.8)	—	(0.8)

Total Liabilities and Equity	$980.9	$2,472.2	$485.0	$309.0	$(2,306.6)	$1,940.5

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$381.7	$2,215.9	$63.0	$214.5	$(1,620.8)	$1,254.3
Property, plant and equipment net of accumulated depreciation	—	410.8	3.1	69.5	—	483.4
Other noncurrent assets	944.2	319.2	1,818.6	14.4	(2,869.9)	226.5

Total Assets	$1,325.9	$2,945.9	$1,884.7	$298.4	$(4,490.7)	$1,964.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$16.5	$254.3	$1,738.3	$67.7	$(1,620.8)	$456.0
Noncurrent liabilities	1,594.3	1,872.2	0.8	32.8	(1,711.4)	1,788.7
Redeemable noncontrolling interest	—	—	—	1.7	—	1.7
Ryerson Inc. stockholders’ equity	(284.9)	819.4	145.6	193.5	(1,158.5)	(284.9)
Noncontrolling interest	—	—	—	2.7	—	2.7

Total Liabilities and Equity	$1,325.9	$2,945.9	$1,884.7	$298.4	$(4,490.7)	$1,964.2

NOTE 14: SUBSEQUENT EVENTS

On August 2, 2013, Ryerson and JT Ryerson filed an amendment to their Registration Statement on Form S-4, which was filed pursuant to registration rights agreements executed in connection with the offering of the 2017 and 2018 Notes. The Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission on August 5, 2013, and as a result, Ryerson and JT Ryerson commenced their offer to exchange their 9% Senior Secured Notes due 2017 registered under the Securities Exchange Act (the “Exchange Act”) for the 2017 Notes, and their 11 1/4% Senior Notes due 2018 registered under the Exchange Act for the 2018 Notes. The exchange offering period expires on September 9, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Registration Statement on Form S-4/A filed on August 2, 2013 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2012 in the Company’s Registration Statement on Form S-4/A filed on August 2, 2013.

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

Results of Operations—Comparison of Second Quarter 2013 to Second Quarter 2012

	Three months ended June 30, 2013	% of Net Sales	Three months ended June 30, 2012	% of Net Sales
	($ in millions)
Net sales	$906.9	100.0%	$1,090.6	100.0%
Cost of materials sold	748.4	82.5	906.6	83.1

Gross profit	158.5	17.5	184.0	16.9
Warehousing, delivery, selling, general and administrative expenses	121.4	13.4	131.5	12.1
Restructuring and other charges	2.1	0.2	—	—
Impairment charges on fixed assets and goodwill	6.8	0.8	0.9	0.1

Operating profit	28.2	3.1	51.6	4.7
Other expenses	(25.8)	(2.9)	(19.0)	(1.7)

Income before income taxes	2.4	0.2	32.6	3.0
Provision for income taxes	2.2	0.2	3.2	0.3

Net income	0.2	—	29.4	2.7
Less: Net loss attributable to noncontrolling interest	(1.7)	(0.2)	(1.2)	(0.1)

Net income attributable to Ryerson Inc.	$1.9	0.2%	$30.6	2.8%

The following table shows the Company’s percentage of sales revenue by major product lines for the second quarter of 2013 and 2012:

	Three Months Ended June 30,
Product Line	2013	2012
Carbon Steel Flat	26%	25%
Carbon Steel Plate	11	13
Carbon Steel Long	15	14
Stainless Steel Flat	16	15
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	15	14
Aluminum Plate	3	4
Aluminum Long	4	4
Other	3	3

Total	100%	100%

Net sales. Revenue for the second quarter of 2013 decreased 16.8% from the same period a year ago to $906.9 million. Average selling price and tons sold for the second quarter of 2013 decreased across all of our product lines primarily due to weaker economic conditions in the metals market. Average selling price decreased 10.9% against the price levels in the second quarter of 2012 with the largest decreases in our carbon plate, stainless steel plate and stainless steel long product lines. Tons sold in the second quarter of 2013 decreased 6.7% compared to the year-ago quarter with the largest decreases in shipments of aluminum plate, carbon plate and aluminum long products.

Cost of materials sold. Cost of materials sold decreased 17.4% to $748.4 million in the second quarter of 2013 compared to $906.6 million in the second quarter of 2012. The decrease in cost of materials sold in the second quarter of 2013 compared to the same period a year ago is primarily due to a decrease in the average cost of materials sold per ton in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,412 in the second quarter of 2013 from $1,596 in the second quarter of 2012. The average cost of materials sold for our carbon plate, stainless steel plate and stainless steel long product lines decreased more than our other products, in line with the change in average selling price per ton. During the second quarter of 2013, LIFO income was $12.7 million compared to LIFO income of $8.6 million in the second quarter of 2012.

Gross profit. Gross profit decreased by $25.5 million to $158.5 million in the second quarter of 2013. Gross profit as a percent of sales in the second quarter of 2013 increased to 17.5% from 16.9% in the second quarter of 2012. While our revenue per ton decreased in the second quarter of 2013 as compared to the second quarter of 2012, cost of materials sold per ton decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $2.1 million to $130.3 million in the second quarter of 2013 from $132.4 million in the second quarter of 2012. The decrease was primarily due to lower delivery expenses of $2.7 million resulting from lower volume, lower bonus and commission expenses of $2.4 million, lower facility expenses, primarily operating supplies, of $2.4 million, lower wages of $1.4 million, lower impairment charges on fixed assets of $0.9 million and lower bad debt expense of $0.7 million, partially offset by an impairment charge on goodwill of $6.8 million and higher restructuring charges of $2.1 million related to the closure of a facility in the second quarter of 2013. On a per ton basis, second quarter of 2013 operating expenses increased to $246 per ton from $233 per ton in the second quarter of 2012.

Operating profit. For the second quarter of 2013, the Company reported an operating profit of $28.2 million, or $53 per ton, compared to $51.6 million, or $91 per ton, in the second quarter of 2012, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $27.8 million in the second quarter of 2013 from $19.8 million in the second quarter of 2012, primarily due to an increased debt level after we refinanced our debt in the fourth quarter of 2012. On October 10, 2012, we issued $600 million of 9% Senior Secured Notes due 2017 (the “2017 Notes”) and $300 million of 11 1/4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). In connection therewith, we redeemed the $368.7 million outstanding principal of our 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) and the $102.9 million outstanding principal of our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes” and, together with the 2015 Notes, the “Ryerson Notes”). We also made a distribution of $344.9 million to Ryerson Holding in order to redeem the 14  1/2% Senior Discount Notes issued by Ryerson Holding. Other income and (expense), net was income of $2.0 million in the second quarter of 2013 as compared to income of $0.8 million in the same period a year ago. The other income in both periods was primarily related to foreign currency gains.

Provision for income taxes. In the second quarter of 2013, the Company recorded income tax expense of $2.2 million compared to $3.2 million in the second quarter of 2012. The $2.2 million income tax expense in the second quarter of 2013 primarily represents foreign and U.S. state income tax expense and adjustments related to our tax LIFO inventory method. During the second quarter of 2012, the $3.2 million of income tax expense primarily represented foreign and U.S. state income tax expense, adjustments related to our tax LIFO inventory method and an increase in the liability for uncertain tax benefits attributable to the filing of certain amended tax returns during the quarter. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in either quarter. The valuation allowance was adjusted in the second quarter of 2013 and 2012 for changes in our deferred tax assets.

Results of Operations—Comparison of First Six Months 2013 to First Six Months 2012

	Six months ended June 30, 2013	% of Net Sales	Six months ended June 30, 2012	% of Net Sales
Net sales	$1,798.0	100.0%	$2,212.2	100.0%
Cost of materials sold	1,483.7	82.5	1,837.4	83.1

Gross profit	314.3	17.5	374.8	16.9
Warehousing, delivery, selling, general and administrative expenses	243.1	13.5	262.9	11.9
Restructuring and other charges	2.1	0.1	—	—
Impairment charges on fixed assets and goodwill	7.7	0.5	0.9	—

Operating profit	61.4	3.4	111.0	5.0
Other expenses	(53.0)	(2.9)	(38.6)	(1.7)

Income before income taxes	8.4	0.5	72.4	3.3
Provision for income taxes	3.3	0.2	5.9	0.3

Net income	5.1	0.3	66.5	3.0
Less: Net loss attributable to noncontrolling interest	(3.9)	(0.2)	(2.3)	(0.1)

Net income attributable to Ryerson Inc.	$9.0	0.5%	$68.8	3.1%

The following table shows the Company’s percentage of sales revenue by major product lines for the first six months of 2013 and 2012:

	Six Months Ended June 30,
Product Line	2013	2012
Carbon Steel Flat	26%	24%
Carbon Steel Plate	11	13
Carbon Steel Long	15	15
Stainless Steel Flat	16	15
Stainless Steel Plate	4	4
Stainless Steel Long	4	4
Aluminum Flat	14	15
Aluminum Plate	3	4
Aluminum Long	4	4
Other	3	2

Total	100%	100%

Net sales. Revenue for the first six months of 2013 decreased 18.7% from the same period a year ago to $1,798.0 million. Average selling price and tons sold decreased across all of our product lines primarily due to weaker economic conditions in the metals market in the first six months of 2013. Average selling price decreased 10.6% against the price levels in the first six months of 2012 with the largest decreases in our carbon plate, stainless steel plate and stainless steel long product lines. Tons sold in the first six months of 2013 decreased 9.1% compared to the same period a year ago with the largest decreases in shipments of aluminum plate, aluminum flat and carbon plate products.

Cost of materials sold. Cost of materials sold decreased 19.3% in the first six months of 2013 to $1,483.7 million compared to $1,837.4 million for the same period in 2012. The decrease in cost of materials sold in 2013 compared to 2012 is primarily due to a decrease in the average cost of materials sold per ton in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,427 in the first six months of 2013 from $1,606 in the first six months of 2012. The average cost of materials sold for our carbon plate, stainless steel plate and stainless steel long product lines decreased more than our other products, in line with the change in average selling price per ton. During the first six months of 2013, LIFO income was $17.1 million compared to LIFO income of $16.7 million in the first six months of 2012.

Gross profit. Gross profit decreased by $60.5 million to $314.3 million in the first six months of 2013. Gross profit per ton decreased to $302 per ton in the first six months of 2013 from $328 per ton in the year-ago period due to the decrease in average selling price. Gross profit as a percent of sales in the first six months of 2013 increased to 17.5% from 16.9% a year ago. While revenue per ton decreased in the first six months of 2013 as compared to the first six months of 2012, our cost of materials sold decreased at a faster pace resulting in higher gross margins.

Operating expenses. Total operating expenses decreased by $10.9 million to $252.9 million in the first six months of 2013 from $263.8 million in the first six months of 2012. The decrease was primarily due to lower delivery costs of $5.3 million resulting from lower volume, lower facility expenses, primarily operating supplies, of $4.4 million and lower employee costs related to salaries and wages of $4.1 million, decreased bonus and commission expenses of $3.2 million and lower employee benefit costs of $2.2 million, partially offset by an impairment charge on goodwill of $6.8 million and higher restructuring costs of $2.1 million related to the closure of a facility in the second quarter of 2013. On a per ton basis, the first six months of 2013 operating expenses increased to $243 per ton from $231 per ton in the first six months of 2012.

Operating profit. For the first six months of 2013, the Company reported an operating profit of $61.4 million, or $59 per ton, compared to $111.0 million, or $97 per ton, in the first six months of 2012, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt increased to $56.2 million in the first six months of 2013 from $39.1 million in the first six months of 2012, primarily due to an increased debt level after we refinanced our debt in the fourth quarter of 2012. On October 10, 2012, we issued $600 million of 9% Senior Secured Notes due 2017 (the “2017 Notes”) and $300 million of 11 1/4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). In connection therewith, we redeemed the $368.7 million outstanding principal of our 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) and the $102.9 million outstanding principal of our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes” and, together with the 2015 Notes, the “Ryerson Notes”). We also made a distribution of $344.9 million to Ryerson Holding in order to redeem the 14 1/2% Senior Discount Notes issued by Ryerson Holding. Other income and (expense), net was income of $3.2 million in the first six months of 2013 as compared to income of $0.5 million in the same period a year ago. The other income in both periods was primarily related to foreign currency gains.

Provision for income taxes. In the first six months of 2013, the Company recorded income tax expense of $3.3 million compared to $5.9 million in the first six months of 2012. The $3.3 million income tax expense in the first six months of 2013 primarily represents foreign and U.S. state income tax expense for the period and adjustments related to our tax LIFO inventory method. The $5.9 million income tax expense in the first six months of 2012 primarily represented foreign and U.S. state income tax expense for the period, adjustments related to our tax LIFO inventory method and an increase in the valuation allowance related to the closing of an income tax examination. Due to existing U.S. federal tax loss carry forwards and a valuation allowance on related deferred tax assets, no U.S. federal income tax expense on earnings was recorded in either period. The valuation allowance was adjusted in the first six months of 2013 and 2012 for changes in our deferred tax assets.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement that matures on the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Six Months Ended June 30,
	2013	2012
	(In millions)
Net cash provided by operating activities	$51.4	$1.5
Net cash used in investing activities	(7.4)	(17.8)
Net cash used in financing activities	(35.0)	(11.3)
Effect of exchange rates on cash and cash equivalents	(4.1)	(0.2)

Net increase (decrease) in cash and cash equivalents	$4.9	$(27.8)

The Company had cash and cash equivalents at June 30, 2013 of $75.7 million, compared to $70.8 million at December 31, 2012. The Company had $1,269 million and $1,305 million of total debt outstanding and a debt-to-capitalization ratio of 129% and 127% at June 30, 2013 and December 31, 2012, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $414 million at June 30, 2013 versus $406 million at December 31, 2012. Total liquidity is a non-GAAP financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	June 30, 2013	December 31, 2012
	(In millions)
Cash and cash equivalents	$76	$71
Marketable securities	22	21
Availability on Ryerson Credit Facility and foreign debt facilities	316	314

Total liquidity	$414	$406

Of the total cash and cash equivalents, as of June 30, 2013, $57.1 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions. This alternative could result in higher effective tax rates.

Net cash provided by operating activities of $51.4 million in the first six months of 2013 was primarily due to a decrease in inventory of $44.6 million as the company reduced inventory levels to correspond to the weaker metals market, an increase in accounts payable of $33.8 million resulting from a higher level of material purchases at the end of the second quarter of 2013 compared to year-end 2012, non-cash depreciation and amortization expense of $22.9 million, non-cash impairment charges on fixed assets and goodwill of $7.7 million and net income of $5.1 million, partially offset by an increase in accounts receivable of $42.0 million resulting from higher sales levels in the first six months of 2013 compared to year-end 2012 and pension contributions of $20.2 million. Net cash provided by operating activities of $1.5 million in the first six months of 2012 was primarily due to net income of $66.5 million and an increase in accounts payable of $39.3 million resulting from higher inventory purchases to support increased sales levels in the first six months of 2012, offset by an increase in inventory of $75.5 million and pension contributions of $21.2 million.

Capital expenditures during the first six months of 2013 totaled $10.5 million compared to $25.9 million in the first six months of 2012. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $3.0 million and $8.5 million during the first six months of 2013 and 2012, respectively.

Net cash used by financing activities in the first six months of 2013 was $35.0 million compared to $11.3 million in the first six months of 2012. Net cash used in financing activities in the first six months of 2013 was primarily related to repayments on credit facility borrowings as a result of the net cash provided by operating activities discussed above. Net cash used by financing activities in the first six months of 2012 was primarily related to repayments on credit facility borrowings as a result of the net income for the first six months of 2012.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,268.6 million at June 30, 2013 from $1,305.4 million at December 31, 2012.

Total debt outstanding as of June 30, 2013 consisted of the following amounts: $345.0 million borrowing under the Ryerson Credit Facility, $600.0 million under the 2017 Notes, $300.0 million under the 2018 Notes, and $23.6 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earliest of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At June 30, 2013, Ryerson had $345.0 million of outstanding borrowings, $23 million of letters of credit issued and $295 million available under the $1.35 billion Ryerson Credit Facility compared to $383.5 million of outstanding borrowings, $24 million of letters of credit issued and $293 million available at December 31, 2012. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.0 percent and 2.6 percent at June 30, 2013 and December 31, 2012, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to Ryerson’s subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. Until December 31, 2013, the spread will be fixed at 0.75% over the base rate and Canadian prime rate and 1.75% over the LIBOR rate and bankers acceptance rate. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 and 2018 Notes on a first priority lien basis) and related U.S. assets of Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

The Ryerson Credit Facility contains covenants that, among other things, restrict Ryerson and its subsidiaries with respect to the incurrence of debt, the creation of liens, transactions with affiliates, mergers and consolidations, sales of assets and acquisitions. The Ryerson Credit Facility also requires that, if availability under such facility falls below a certain level, the Company maintain a minimum fixed charge coverage ratio as of the end of each calendar month.

The Ryerson Credit Facility contains events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specified grace period, material misrepresentations, failure to perform certain specified covenants, certain bankruptcy events, the invalidity of certain security agreements or guarantees, material judgments and the occurrence of a change of control of Ryerson. If such an event of default occurs, the lenders under the Ryerson Credit Facility will be entitled to various remedies, including acceleration of amounts outstanding under the Ryerson Credit Facility and all other actions permitted to be taken by secured creditors.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes and, together with the 2017 Notes, the “2017 and 2018 Notes”). The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility.

The 2017 Notes and related guarantees are secured by a first-priority lien on substantially all of our and our guarantors’ present and future assets located in the United States (other than receivables, inventory, related general intangibles, certain other assets and proceeds thereof), subject to certain exceptions and customary permitted liens. The 2017 Notes and related guarantees are secured on a second-priority basis by a lien on the assets that secure our obligations under the Ryerson Credit Facility. The 2018 Notes are not secured. The 2017 and 2018 Notes contain customary covenants that, among other things, limit, subject to certain exceptions, our ability, and the ability of our restricted subsidiaries, to incur additional indebtedness, pay dividends on our capital stock or repurchase our capital stock, make investments, sell assets, engage in acquisitions, mergers or consolidations or create liens or use assets as security in other transactions. Subject to certain exceptions, Ryerson may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset.

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015, in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

Pursuant to registration rights agreements relating to the 2017 and 2018 Notes, we have filed with the SEC registration statements with respect to offers to exchange each of the 2017 and 2018 Notes for new issues of our debt securities registered under the Securities Act, with terms substantially identical to those of the 2017 and 2018 Notes and we have agreed to consummate such exchange offers no later than October 5, 2013.

Foreign Debt

At June 30, 2013, Ryerson China’s total foreign borrowings were $23.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.6% and secured by inventory and property, plant and equipment. At December 31, 2012, Ryerson China’s total foreign borrowings were $21.4 million, which were owed to banks in Asia at a weighted average interest rate of 4.8% and secured by inventory and property, plant and equipment. At June 30, 2013, Açofran’s total foreign borrowings were $0.1 million, which were owed to foreign banks at a weighted average interest rate of 10.9%. At December 31, 2012, Açofran’s total foreign borrowings were $0.5 million, which were owed to foreign banks at a weighted average interest rate of 11.2%.

Availability under the foreign credit lines was $21 million at June 30, 2013 and December 31, 2012. Letters of credit issued by our foreign subsidiaries totaled $7 million and $8 million at June 30, 2013 and December 31, 2012, respectively.

Pension Funding

At December 31, 2012, pension liabilities exceeded plan assets by $370 million. The Company anticipates that it will have a minimum required pension contribution of approximately $48 million in 2013 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act (“PPA”) in the U.S and the Ontario Pension Benefits Act in Canada. Through the six months ended June 30, 2013, the Company has made $20 million in pension contributions, and anticipates an additional $28 million contribution in the remaining six months of 2013. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2013.

Contractual Obligations

The following table presents contractual obligations at June 30, 2013:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$600	$—	$—	$600	$—
2018 Notes	300	—	—	—	300
Ryerson Credit Facility	345	—	—	345	—
Foreign Debt	24	24	—	—	—
Interest on 2017 Notes, 2018 Notes, Ryerson Credit Facility and Foreign Debt (3)	439	95	189	145	10
Purchase Obligations (4)	43	42	1	—	—
Operating leases	128	26	41	28	33
Pension Withdrawal Liability	1	—	—	—	1

Total	$1,880	$187	$231	$1,118	$344

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

The Company released valuation allowance related to certain state deferred tax assets recorded at one of its subsidiaries, JT Ryerson, at December 31, 2012. The Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2012 was the first quarter in which JT Ryerson had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of JT Ryerson’s ability to earn future profits. Combined with JT Ryerson’s projections of future income providing additional subjective evidence of JT Ryerson’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on definite-lived U.S. federal and state (excluding JT Ryerson) deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, the Company determines that these deferred tax assets are more likely than not realizable. If the current trend in our U.S. operating profit continues, it is possible that we will release some or all of the current valuation allowance, recorded against the U.S. related deferred tax assets, during the next twelve months.

Recent legislative proposals in the U.S. would repeal the use of the last-in-first-out method of accounting (“LIFO method”) for inventory for U.S. tax purposes. Currently, the Company carries a deferred tax liability associated with its use of the LIFO method that does not offset the Company’s deferred tax assets, with the effect that the Company carries a valuation allowance against most of its U.S. deferred tax assets. If legislation repealing the use of the LIFO method for tax purposes becomes law, we would expect to release a substantial portion of our valuation allowance during the quarter in which the event occurs. In addition, enactment of those proposals to repeal the LIFO method would generally result in an increase in the cash taxes the Company will need to pay over a 10 year period.

Subsequent Events

On August 2, 2013, Ryerson and JT Ryerson filed an amendment to their Registration Statement on Form S-4, which was filed pursuant to registration rights agreements executed in connection with the offering of the 2017 and 2018 Notes. The Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission on August 5, 2013, and as a result, Ryerson and JT Ryerson commenced their offer to exchange their 9% Senior Secured Notes due 2017 registered under the Securities Exchange Act (the “Exchange Act”) for the 2017 Notes, and their 11 1/4% Senior Notes due 2018 registered under the Exchange Act for the 2018 Notes. The exchange offering period expires on September 9, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,276 million at June 30, 2013 and $1,296 million at December 31, 2012 as compared with the carrying value of $1,269 million and $1,305 million at June 30, 2013 and December 31, 2012, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first six months of 2013 by approximately $1.8 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $1.0 million outstanding at June 30, 2013 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of June 30, 2013, we had 223 tons of nickel futures or option contracts and 3,200 tons of hot roll coil swaps outstanding with liability values of $0.4 million and $0.1 million, respectively.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2013.

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. Any potential loss ranges from zero to $27.7 million plus interest. We believe that any loss will be covered by insurance. At this time, the Company cannot predict the likely outcome of this matter.

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

There have been no material changes relating to this Item from those set forth in the Company’s Registration Statement on Form S-4/A, filed on August 2, 2013.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Edward J. Lehner, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYERSON INC.

By:	/s/ EDWARD J. LEHNER
Edward J. Lehner Executive Vice President & Chief Financial Officer (duly authorized signatory and principal financial officer of the registrant)

Date: August 7, 2013