Form 10-K
period 2013-12-31
RYERSON INC.
filed 2014-03-13
CIK 790528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of March 13, 2014, there were 100 shares of our Common Stock, par value $0.01 per share, outstanding.

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

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 50% direct ownership percentage and an additional 50% interest through Ryerson Holding Corporation (“Ryerson Holding”), and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have had a 50% direct ownership percentage since February 17, 2012. Ryerson, through its predecessor, has been in business since 1842.

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding, formerly named Rhombus Holding Corporation, with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub. Upon the closing of the Platinum Acquisition, Ryerson ceased to be a publicly traded company and became a wholly-owned subsidiary of Ryerson Holding. 100% of the outstanding capital stock of Ryerson Holding is owned by affiliates of Platinum Equity, LLC (“Platinum”).

Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company”.

Our Company

We believe we are one of the largest processors and distributors of metals in North America measured in terms of sales, with global operations in North America, China and Brazil. Our industry is highly fragmented with the largest companies accounting for only a small percentage of total market share. Our customer base ranges from local, independently owned fabricators and machine shops to large, international original equipment manufacturers. We process and distribute a full line of over 70,000 products in stainless steel, aluminum, carbon steel and alloy steels and a limited line of nickel and red metals in various shapes and forms. More than one-half of the products we sell are processed to meet customer requirements. We use various processing and fabricating techniques to process materials to a specified thickness, length, width, shape and surface quality pursuant to customer orders. For the year ended December 31, 2013, we purchased 2.1 million tons of materials from suppliers throughout the world.

We operate over 90 facilities across North America, six facilities in China and one facility in Brazil. Our service centers are strategically located in close proximity to our customers, which allows us to quickly process and deliver our products and services, often within the next day of receiving an order. We own, lease or contract a fleet of tractors and trailers, allowing us to efficiently meet our customers’ delivery demands. In addition, our scale enables us to maintain low operating costs. Our operating expenses as a percentage of sales for the years ended December 31, 2013 and 2012 were 14.2% and 12.6%, respectively.

We serve approximately 40,000 customers across a wide range of manufacturing end markets. We believe the diverse end markets we serve reduce the volatility of our business in the aggregate. Our geographic network and broad range of products and services allow us to serve large, international manufacturing companies across multiple locations.

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

Competitive Strengths

Leading Market Position in North America

We believe we are one of the largest service center companies for carbon and stainless steel as well as aluminum based on sales in the North American market where we have a broad geographic presence with over 90 locations.

Our service centers are located near our customer locations, enabling us to provide timely delivery to customers across numerous geographic markets. Additionally, our widespread network of locations in the United States, Canada and Mexico helps us to utilize our expertise to more efficiently serve customers with complex supply chain requirements across multiple manufacturing locations. We believe this is a key differentiator among customers who need a supplier that can reliably and consistently support them. Our ability to transfer inventory among our facilities better enables us to more timely and profitably source and process specialized items at regional locations throughout our network than if we were required to maintain inventory of all products and specialized equipment at each location.

We believe with our significant footprint in the North American market, combined with our significant scale and operating leverage, a cyclical recovery of the service center industry supported by long-term growth trends in Ryerson’s end-markets should allow us to experience higher growth rates relative to North American economic improvement, but there can be no guarantee that we will experience such higher growth rates.

Broad Geographic Reach across Attractive End Markets.

Our operations cover a diverse range of industries, including industrial equipment manufacturing, industrial fabrication, electrical machinery production, transportation equipment manufacturing, heavy equipment manufacturing and oil and gas. Manufacturing growth has accelerated since November 2012 and we believe the industries we serve will provide strong demand for our products and services as the North American manufacturing economy continues to recover. We also believe that the continued trend of moving manufacturing to the United States from overseas should benefit us with our broad North American platform. In addition, we expect to benefit from continued growth in international markets that will help spur demand at domestic manufacturing facilities that sell into the global market. We believe that our ability to quickly adjust our offering based on regional and industry specific trends creates stability while also providing the opportunity to access specific growth markets.

Established Platform for Organic and Acquisition Growth.

Since 2011, we have opened eight new service centers in previously underserved North American regions. We have acquired another ten facilities to complement our existing locations and expanded the product offering in many locations based on customer demand. Over the last three years, a significant portion of our capital expenditures have been made to expand our long and plate processing capabilities at 15 existing locations. We believe that our expanded presence in select regions and products positions us well to capture further growth in these regions and products.

Although there can be no guarantee of growth, we believe a number of our other strategies, such as improving our product mix, pricing our products and services based on the value we provide our customers, growing our large national network, and expanding our diverse operating capabilities, will provide us with growth opportunities.

In addition, we have utilized our leadership and experience in the North American markets to establish operations in China, the largest and one of the highest growth metals markets in the world, as well as in Brazil.

Given the highly fragmented nature of the service center industry, we believe there are numerous additional opportunities to acquire businesses and incorporate them into our existing infrastructure. Given our large scale and geographic reach, we believe we can add value to these businesses in a number of ways, including providing greater purchasing power, access to additional end markets and broadening product mix. Although the Company does not have any current plans to engage in any specific acquisitions, from time to time and in the ordinary course of business, the Company regularly evaluates potential acquisition opportunities.

Lean Operating Structure Providing Operating Leverage.

Since the acquisition by Platinum, we have transformed our operating model by decentralizing our operations and reducing our cost base. Decentralization has improved our customer service by moving key functions such as procurement, credit and operations support to our regional offices. From 2007 through the end of 2009, we engaged in a number of cost reduction initiatives that included a headcount reduction of approximately 1,700, representing 33% of our workforce, and the closure of 14 redundant or underperforming facilities in North America. Furthermore, in 2011, we also completed the decentralization of credit, operations, and procurement and reduced field staffing levels. In that overall period, we believe that we have generated annual fixed cost savings of approximately $200 million since 2007. We believe this reduction has improved our operating efficiency while also providing the flexibility for further growth in our targeted markets.

We have also focused on process improvements in inventory management. Despite an increase in average inventory days from 74 days in 2011 to 84 days in 2013, our average inventory days have improved on an overall basis from 100 days in 2006. This reduction has decreased our exposure to metals price movements as well as increased capacity in our facilities to devote to higher margin products. These organizational and operating changes have improved our operating structure, working capital management and efficiency.

As a result of our initiatives, we have increased our financial flexibility and believe we have a favorable cost structure compared to many of our peers. This will provide significant operating leverage.

Extensive Breadth of Products and Services for Diverse Customer Base.

We carry a full range of over 70,000 products, including aluminum, carbon, stainless and alloy steels and a limited line of nickel and red metals. In addition, we provide a broad range of processing and fabrication services to meet the needs of our approximately 40,000 customers and typically fulfill more than 1,000,000 orders per year. We also provide supply chain solutions, including just-in-time delivery, and value-added components to many original equipment manufacturers.

We believe our broad product mix and marketing approach provides customers with a “one-stop shop” solution few other service center companies are able to offer.

For the year ended December 31, 2013, no single customer accounted for more than 2% of our sales, and our top 10 customers accounted for less than 11% of sales.

Strong Relationships with Suppliers.

We are among the largest purchasers of metals in North America and have long-term relationships with many of our North American suppliers. We believe we are frequently one of the largest customers of our suppliers and that concentrating our orders among a core group of suppliers is an effective method for obtaining favorable pricing and service. We believe we have the opportunity to further leverage this strength through continued focus on price and volume using an analytics-driven approach to procurement. In addition, we view our strategic suppliers as supply chain partners. Our coordinated effort focused on logistics, lead times, rolling schedules, and scrap return programs ultimately results in value-based buying that is advantageous for us. Metals producers worldwide are consolidating, and large, geographically diversified customers, such as Ryerson, are desirable partners for these larger suppliers. We believe that our relationships with suppliers often provide us with access to metals when supply is constrained. Through our knowledge of the global metals marketplace and capabilities of specific mills we believe we have developed a global purchasing strategy that allows us to secure favorable prices across our product lines.

Experienced Management Team with Deep Industry Knowledge.

Our senior management team has extensive industry and operational experience and has been instrumental in optimizing and implementing our transformation in the last two years. Our senior management has an average of more than 20 years of experience in the metals or service center industries. The senior executive team’s extensive experience in international markets and outside the service center industry provides perspective to drive profitable growth. Our CEO, Mr. Michael Arnold, joined the Company in January 2011 and has 35 years of diversified industrial experience. Mr. Edward Lehner, who has been our CFO since August 2012, has 25 years of experience predominantly in the metals industry. Under their leadership, we have increased our focus on positioning the Company for growth and enhanced profitability

Industry Outlook

We believe that the North American economy has grown since the recession that began in 2008. According to the Institute for Supply Management, the Purchasing Managers’ Index (“PMI”) was 56.5% in December 2013, marking the 13th consecutive month and the 47th of the last 48 months in the four year period from 2010 to 2013 that the PMI reading was above 50%, which indicates that the manufacturing economy is generally expanding. The PMI measures the economic health of the manufacturing sector and is a composite index based on five indicators: new orders, inventory levels, production, supplier deliveries and the employment environment. PMI readings can be a good indicator of industrial activity and general economic growth.

Furthermore, the overall U.S. economy is expected to continue growing as evidenced by Federal Reserve‘s midrange forecasted GDP growth rates of 3.0%, 3.2%, and 2.9% for 2014, 2015, and 2016, respectively.

Steel demand in North America is largely dependent on growth of the automotive, industrial equipment, consumer appliance and construction end markets. One of our key end markets is within the industrial equipment sector and according to the latest Livingston Survey, published by the Federal Reserve Bank of Philadelphia, U.S. industrial production grew by 2.4% in 2013 is expected to grow by 2.9% in 2014 and 3.7% in 2015.

China continues to be a key driver in the growth of global metals demand. According to Reuters, China’s GDP is projected to grow 7.4% in 2014.

Products and Services

We carry a full line of carbon steel, stainless steel, alloy steels and aluminum, and a limited line of nickel and red metals. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plates, structurals and tubing.

The following table shows our percentage of sales by major product lines for 2013, 2012 and 2011:

Product Line	2013	2012	2011
Carbon Steel Flat	26%	25%	27%
Carbon Steel Plate	11	13	11
Carbon Steel Long	15	15	10
Stainless Steel Flat	16	15	18
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	4	4
Aluminum Flat	15	14	15
Aluminum Plate	3	3	3
Aluminum Long	4	4	4
Other	3	3	4

Total	100%	100%	100%

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

Customers

Our customer base is diverse, numbering approximately 40,000 and includes most metal-consuming industries, most of which are cyclical. For the year ended December 31, 2013, no single customer accounted for more than 2% of our sales, and the top 10 customers accounted for less than 11% of our sales. Substantially all of our sales are attributable to our U.S. operations and substantially all of our long-lived assets are located in the United States. The following table shows the Company’s percentage of sales by class of customers for 2013, 2012 and 2011:

	Percentage of Sales
Class of Customer	2013	2012	2011
Industrial equipment	34%	36%	38%
Transportation equipment manufacturers	20	17	13
Industrial fabricators	14	21	23
Heavy equipment	11	9	9
Electrical machinery producers	9	7	8
Oil & gas	8	7	5
Other	4	3	4

Total	100%	100%	100%

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

Suppliers

For the year ended December 31, 2013, our top 25 suppliers accounted for approximately 75% of our purchase dollars.

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

Sales and Marketing

We maintain our own sales force. In addition to our office sales staff, we market and sell our products through the use of our field sales force that we believe has extensive product and customer knowledge and through a comprehensive catalog of our products. Our office and field sales staffs, which together consist of approximately 650 employees, include technical and metallurgical personnel.

A portion of our customers experience seasonal slowdowns. Our sales in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters.

Capital Expenditures

In recent years we have made capital expenditures to maintain, improve and expand processing capabilities. Additions by us to property, plant and equipment, together with retirements for the five years ended December 31, 2013, excluding the initial purchase price of acquisitions and the initial effect of fully consolidating a joint venture, are set forth below. The net capital change during such period aggregated to an increase of $88.5 million.

	Additions	Retirements or Sales	Net
	(In millions)
2013	$20.2	$13.5	$6.7
2012	40.8	18.0	22.8
2011	47.0	14.9	32.1
2010	27.0	5.5	21.5
2009	22.8	17.4	5.4

We currently anticipate capital expenditures, excluding acquisitions, of up to approximately $24 million for 2014. We expect capital expenditures will be funded from cash generated by operations and available borrowings.

Employees

As of December 31, 2013, we employed approximately 3,200 persons in North America, 400 persons in China, and 50 persons in Brazil. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,700 plant employees. Twenty-seven percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

One contract covering 7 employees was scheduled to expire in 2013 and was successfully renewed in 2013. Eight contracts covering 163 employees are scheduled to expire in 2014. We will also begin negotiations in 2014 on a first contract for a recently organized facility in Vaudreuil, Quebec.

Environmental, Health and Safety Matters

Our facilities and operations are subject to many foreign, federal, state and local laws and regulations relating to the protection of the environment and to health and safety. In particular, our operations are subject to extensive requirements relating to waste disposal, recycling, air and water emissions, the handling of regulated materials, remediation, underground storage tanks, asbestos-containing building materials, workplace exposure and other matters. We believe that our operations are currently in substantial compliance with all such laws and do not presently anticipate substantial expenditures in the foreseeable future in order to meet environmental, workplace health or safety requirements or to pay for any investigations, corrective action or claims. Claims, enforcement actions, or investigations regarding personal injury, property damage, or violation of environmental laws could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines, or the suspension or interruption of our facilities.

We continue to analyze and implement safeguards to mitigate any environmental, health and safety risks we may face. As a result, additional costs and liabilities may be incurred to comply with future requirements or to address newly discovered conditions, which costs and liabilities could have a material adverse effect on the results of operations, financial condition or cash flows. For example, there is increasing likelihood that additional regulation of greenhouse gas emissions will occur at the foreign, federal, state and local level, which could affect us, our suppliers, and our customers. While the costs of compliance could be significant, given the uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot accurately predict the financial impact of future greenhouse gas regulations on our operations or our customers at this time. We do not currently anticipate any new programs disproportionately impacting us compared to our competitors.

Some of the properties currently or previously owned or leased by us are located in industrial areas or have a long history of heavy industrial use. We may incur environmental liabilities with respect to these properties in the future including cost of investigations, corrective action, claims for natural resource damages, claims by third parties relating to property damages or claims relating to contamination at sites where we have sent waste for treatment or disposal. Based on currently available information we do not expect any investigation or remediation matters or claims related to properties presently or formerly owned or operated or to which we have sent waste for treatment or disposal would have a material adverse effect on our financial condition, results of operations or cash flows.

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

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

Intellectual Property

We own several U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. We consider certain other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. We believe that these safeguards adequately protect our proprietary rights and vigorously defend these rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations as a whole. The $600 million outstanding under the 9% Senior Secured Notes due 2017 (the “2017 Notes”) are secured by our intellectual property.

Foreign Operations

Our foreign operations as a percentage of total sales for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
Foreign Location	2013	2012	2011
Canada	9%	10%	10%
China	4	3	4
Mexico	< 1	< 1	< 1
Brazil	< 1	< 1	N/A

Our foreign assets as a percentage of consolidated assets at December 31, 2013, 2012, and 2011 were as follows:

	At December 31,
Foreign Location	2013	2012	2011
Canada	10%	11%	10%
China	5	5	5
Mexico	< 1	< 1	< 1
Brazil	< 1	< 1	N/A

Ryerson Canada

Ryerson Canada, an indirect wholly-owned Canadian subsidiary of Ryerson, is a metals service center and processor. Ryerson Canada has facilities in Calgary (AB), Edmonton (AB), Richmond (BC), Winnipeg (MB), Saint John (NB), Brampton (ON), Toronto (ON) (includes Canadian headquarters), Vaudreuil (QC) and Saskatoon (SK), Canada.

Ryerson China

In 2006, Ryerson and VSC and its subsidiary, CAMP BVI, formed Ryerson China to enable us, through this foreign operation, to provide metals distribution services in China. We invested $28.3 million in Ryerson China for a 40% equity interest. We increased ownership of Ryerson China from 40% to 80% in the fourth quarter of 2008 for a total purchase cost of $18.5 million. We consolidated the operations of Ryerson China as of October 31, 2008. On July 12, 2010, we acquired VSC’s remaining 20% equity interest in Ryerson China for $17.5 million. As a result, Ryerson China is now an indirect wholly owned subsidiary of Ryerson Holding. Ryerson China is based in Kunshan and operates six processing and service centers in Guangzhou, Dongguan, Kunshan and Tianjin.

Ryerson Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson, operates as a metals service center and processor. Ryerson formed Ryerson Mexico in 2010 to expand operations into the Mexican market. Ryerson Mexico has a service centers in Monterrey, Mexico and Tijuana, Mexico.

Brazil

In February 2012, we acquired 50% of the issued and outstanding capital stock of Açofran. As of such date, we, through Açofran, lease one service center in São Paulo, Brazil.

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

Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, seasonality, consumer demand and other factors beyond our control. These industries include manufacturing, electrical production and transportation. We do not expect the cyclical nature of our industry to change.

The U.S. economy entered an economic recession in December 2007, which spread to many global markets in 2008 and 2009 and affected Ryerson and other metals service centers. Beginning in late 2008 and continuing through 2013, the metals industry, including Ryerson and other service centers, felt additional effects of the global economic crisis and recovery thereto and the impact of the credit market disruption. These events contributed to a rapid decline in both demand for our products and pricing levels for those products. The Company has implemented a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing non-critical capital expenditures, initiating headcount reductions and reductions of certain employee benefits, among other actions. However, there can be no assurance that these actions, or any others that the Company may take in response to further deterioration in economic and financial conditions, will be sufficient.

The volatility of the market could result in a material impairment of goodwill.

We evaluate goodwill annually on October 1 and whenever events or changes in circumstances indicate potential impairment. Events or changes in circumstances that could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. We test for impairment of goodwill by calculating the fair value of a reporting unit using an average of an income approach based on discounted future cash flows and a market approach at the date of valuation. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. Significant changes in any one of the assumptions made as part of our analysis, which could occur as a result of actual events, or further declines in the market conditions for our products, could significantly impact our impairment analysis. An impairment charge, if incurred, could be material.

The metals distribution business is very competitive and increased competition could reduce our revenues, gross margins and net income.

The principal markets that we serve are highly competitive. The metals distribution industry is fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we have and some of which have more established brand names in the local markets served by us. Increased competition could reduce our market share, force us to lower our prices or force us to offer increased services at a higher cost, which could reduce our profitability.

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

We, like many other metals service centers, maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metals in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. When metals prices decline, as they did in 2008 and 2009, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower margins as we use existing metals inventory. Notwithstanding recent price increases, metals prices may decline, and declines in those prices or further reductions in sales volumes could adversely impact our ability to maintain our liquidity and to remain in compliance with certain financial covenants under our $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), as well as result in us incurring inventory or goodwill impairment charges. Changing metals prices therefore could significantly impact our liquidity, net sales, gross margins, operating income and net income.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our financial obligations.

We currently have a substantial amount of indebtedness. As of December 31, 2013, our total indebtedness was approximately $1,294.8 million and we had approximately $234 million of unused capacity under the Ryerson Credit Facility. Our substantial indebtedness may:

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

We may also incur additional indebtedness in the future. The terms of the Ryerson Credit Facility and the indentures governing our outstanding notes restrict but do not prohibit us from doing so, and the indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Our ability to make payments on and to refinance our indebtedness, including the notes, will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our indebtedness, or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our indebtedness, we may be required to sell assets, seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness, including the Ryerson Credit Facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2013, we had approximately $369.1 million of outstanding borrowings under the Ryerson Credit Facility, with an additional $234 million available for borrowing under such facility. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our interest expense under the Ryerson Credit Facility by approximately $3.6 million on an annual basis. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Certain of our operations are located outside of the United States, primarily in Canada, China, Mexico, and Brazil. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments or otherwise corruptly giving any other thing of value to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices. The FCPA applies to covered companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for some actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, operations, financial conditions and cash flows.

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

As of December 31, 2013, we employed approximately 3,200 persons in North America, 400 persons in China, and 50 persons in Brazil. Our North American workforce was comprised of approximately 1,500 office employees and approximately 1,700 plant employees. Twenty-seven percent of our plant employees were members of various unions, including the United Steel Workers and the International Brotherhood of Teamsters. Our relationship with the various unions has generally been good.

One contract covering 7 employees was scheduled to expire in 2013 and was successfully renewed in 2013. Eight contracts covering 163 employees are scheduled to expire in 2014. We will also begin negotiations in 2014 on a first contract for a recently organized facility in Vaudreuil, Quebec.

Certain employee retirement benefit plans are underfunded and the actual cost of those benefits could exceed current estimates, which would require us to fund the shortfall.

As of December 31, 2013, our pension plan had an unfunded liability of $203 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, the adjustments required to be made to our recorded liability for these benefits could have a material adverse effect on our results of operations and financial condition and cash payments to fund these plans could have a material adverse effect on our cash flows. We may be required to make substantial future contributions to improve the plan’s funded status.

Future funding for postretirement employee benefits other than pensions also may require substantial payments from current cash flow.

We provide postretirement life insurance and medical benefits to eligible retired employees. Our unfunded postretirement benefit obligation as of December 31, 2013 was $114 million. Our actual costs for benefits required to be paid may exceed those projected and future actuarial assessments to the extent that those costs exceed the current assessment. Under those circumstances, adjustments will be required to be made to our recorded liability for these benefits.

Any prolonged disruption of our processing centers could harm our business.

We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. We may suffer prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction or damage to any of the facilities or otherwise.

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

We maintain foreign operations in Canada, China, Mexico and Brazil. International operations are subject to certain risks inherent in conducting business in, and with, foreign countries, including price controls, exchange controls, export controls, economic sanctions, duties, tariffs, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates. While we believe that our current arrangements with local partners provide us with experienced business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations or cause our capital investments abroad to be unprofitable.

Lead time and the cost of our products could increase if we were to lose one of our primary suppliers.

If, for any reason, our primary suppliers of aluminum, carbon steel, stainless steel or other metals should curtail or discontinue their delivery of such metals in the quantities needed and at prices that are competitive, our business could suffer. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. For the year ended December 31, 2013, our top 25 suppliers represented approximately 75% of our purchases. We could be significantly and adversely affected if delivery were disrupted from a major supplier. If, in the future, we were unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain such metals from alternative sources at competitive prices to meet our delivery schedules, which could have a material adverse effect on our sales and profitability.

We could incur substantial costs related to environmental, health and safety laws.

Our operations are subject to increasingly stringent environmental, health and safety laws. These include laws that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of regulated materials and the investigation and remediation of contaminated soil, surface water and groundwater. Failure to maintain or achieve compliance with these laws or with the permits required for our operations could result in substantial increases in operating costs and capital expenditures. In addition, we may be subject to fines and civil or criminal sanctions, third party claims for property damage or personal injury, worker’s compensation or personal injury claims, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on our financial position, results of operations or cash flows. Such liabilities may be imposed without regard to fault or the legality of a party’s conduct and may, in certain circumstances, be joint and several. Future changes to environmental, health and safety laws, including those related to climate change, could result in material liabilities and costs, constrain operations or make such operations more costly for us, our suppliers and our customers. In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site. We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

New regulations related to conflict-free minerals may force us to incur additional expenses and place us at a competitive disadvantage.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for reporting companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputational challenges with our customers. Additionally, as there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Accordingly, we could incur significant cost related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

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

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourself against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer.

We are controlled by a single investor group and its interest as an equity holder may conflict with those of a creditor.

Platinum owns 100% of the outstanding capital stock of Ryerson Holding, which owns 100% of the issued and outstanding capital stock of Ryerson Inc. As a result, Platinum controls matters such as the election of all of the members of our board of directors, amendments to our organizational documents, or the approval of any mergers, tender offers, sales of assets or other major corporate transactions.

The interests of Platinum may not in all cases be aligned with interests of holders of the 2017 Notes and the $300 million outstanding under the 11 1⁄4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). For example, Platinum could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the notes or to sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, Platinum may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, Platinum may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to holders of the 2017 and 2018 Notes.

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

As of December 31, 2013, the Company’s facilities are set forth below:

Operations in the United States

JT Ryerson maintains 84 operational facilities, including 6 locations that are dedicated to administration services. All of our metals service center facilities are in good condition and are adequate for JT Ryerson’s existing operations. Approximately 48% of these facilities are leased. The lease terms expire at various times through 2024. Owned properties noted as vacated below have been closed and are in the process of being sold. JT Ryerson’s properties and facilities are adequate to serve its present and anticipated needs.

Location	Own/Lease
Birmingham, AL	Owned
Mobile, AL	Owned
Fort Smith, AR	Owned
Hickman, AR**	Leased
Little Rock, AR(2)	Owned
Phoenix, AZ	Owned
Dos Palos, CA	Leased
Fresno, CA	Leased
Livermore, CA	Leased
Vernon, CA	Owned
Commerce City, CO	Owned
South Windsor, CT	Leased
Wilmington, DE	Leased
Wilmington, DE	Owned
Jacksonville, FL	Owned
Tampa Bay, FL	Owned
Duluth, GA	Owned/Vacated
Norcross, GA	Leased
Norcross, GA	Owned
Des Moines, IA	Owned
Eldridge, IA	Leased
Marshalltown, IA	Owned
Boise, ID	Leased
Chicago, IL (Headquarters)*	Leased
Chicago, IL(2)	Leased
Dekalb, IL	Leased
Elgin, IL	Leased
Lisle, IL*	Leased
Burns Harbor, IN	Owned
Indianapolis, IN	Owned
Wichita, KS	Leased
Shelbyville, KY**	Owned

Location	Own/Lease
Shreveport, LA	Owned
St. Rose, LA	Owned
Devens, MA	Owned
Grand Rapids, MI*	Leased
Jenison, MI	Owned/Vacated
Lansing, MI	Leased
Minneapolis, MN	Owned
Plymouth, MN	Owned
Maryland Heights, MO	Leased
North Kansas City, MO	Owned
Jackson, MS	Owned
Charlotte, NC	Owned
Charlotte, NC	Owned/Vacated
Charlotte, NC	Leased
Greensboro, NC	Owned
Pikeville, NC	Leased
Youngsville, NC	Leased
Omaha, NE	Owned
Lancaster, NY	Owned
Liverpool, NY*	Leased/Vacated
Cleveland, OH	Owned/Vacated
Columbus, OH	Leased
Hamilton, OH*	Leased
Streetsboro, OH	Leased
Warren, OH	Leased
Oklahoma City, OK	Owned
Tulsa, OK	Owned
Tigard, OR	Leased
Ambridge, PA**	Owned
Fairless Hills, PA	Leased
Pittsburgh, PA*	Leased
Charleston, SC	Owned
Greenville, SC	Owned
Chattanooga, TN	Owned
Knoxville, TN*	Leased
Memphis, TN	Owned
Cooper, TX	Leased
Dallas, TX(2)	Owned
El Paso, TX	Leased
Houston, TX	Owned
Houston, TX(3)	Leased
McAllen, TX	Leased
Odessa, TX	Leased
Salt Lake City, UT	Leased
Pounding Mill, VA	Owned
Richmond, VA	Owned
Renton, WA	Owned
Spokane, WA	Owned
Baldwin, WI	Leased
Green Bay, WI	Leased
Green Bay, WI	Owned
Milwaukee, WI	Owned

*	Office space only
**	Processing centers

Operations in Canada

Ryerson Canada, a wholly-owned indirect Canadian subsidiary of Ryerson, has 10 operational facilities in Canada. All of the metals service center facilities are in good condition and are adequate for Ryerson Canada’s existing and anticipated operations. Three facilities are leased. The lease terms expire at various times through 2025.

Location	Own/ Lease
Calgary, AB	Owned
Edmonton, AB	Owned
Richmond, BC	Owned
Winnipeg, MB	Owned
Winnipeg, MB	Leased
Saint John, NB	Owned
Brampton, ON	Leased
Sudbury, ON	Owned/Vacated
Toronto, ON (includes Canadian Headquarters)	Owned
Laval, QC	Leased/Vacated
Vaudreuil, QC	Leased
Saskatoon, SK	Owned

Operations in China

Ryerson China, a company in which we directly own a 50% interest and Ryerson Holding owns the other 50% interest, has six service and processing centers in China, at Guangzhou, Dongguan, Kunshan and Tianjin, performing coil processing, sheet metal fabrication and plate processing. Ryerson China’s headquarters office building is located in Kunshan. We own three buildings in China and have purchased the related land use rights. The remainder of our facilities are leased. All of the facilities are in good condition and are adequate for Ryerson China’s existing and anticipated operations.

Operations in Mexico

Ryerson Mexico, an indirect wholly owned subsidiary of Ryerson, has two facilities in Mexico. We have service centers in Monterrey and Tijuana, both of which are leased. The facilities are in good condition and are adequate for Ryerson Mexico’s existing and anticipated operations.

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit(Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. That appeal is now fully briefed and we are awaiting either oral argument (which has been requested) or a decision. Any potential loss ranges from zero to $27.7 million plus interest. We believe that any loss will be covered by insurance. At this time, the Company cannot predict the likely outcome of this matter.

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site. We cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. All of our issued and outstanding capital stock is held by Ryerson Holding, of which Platinum owns 100% of the outstanding capital stock.

In 2013, the Company made a distribution of $6.6 million to Ryerson Holding. In December 2012, the Company made distributions of $379.9 million to Ryerson Holding, to redeem the Ryerson Holding 14 1/2% Senior Discount Notes (“Ryerson Holding Notes”) and to make a distribution of $35.0 million to Platinum. The indenture governing the 2017 and 2018 Notes restricts our ability to pay dividends on our common stock. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information. Our selected historical Consolidated Statements of Operations data for the years ended December 31, 2011, 2012 and 2013 and the summary historical balance sheet data as of December 31, 2012 and 2013 have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected historical Consolidated Statements of Operations data for the year ended December 31, 2009 and 2010 and the summary historical balance sheet data as of December 31, 2009, 2010, and 2011 were derived from the audited financial statements and related notes thereto, which are not included in this Form 10-K.

The following consolidated financial information should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements of Ryerson and the Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND OPERATING RESULTS

(Dollars in millions, except per ton data)

	Year Ended December 31,
	2009	2010	2011	2012	2013
Statements of Operations Data:
Net sales	$3,066.1	$3,895.5	$4,729.8	$4,024.7	$3,460.3
Cost of materials sold	2,610.6	3,355.7	4,071.0	3,315.1	2,843.7

Gross profit	455.5	539.8	658.8	709.6	616.6
Warehousing, selling, general and administrative	483.9	505.7	539.8	508.2	479.5
Restructuring and other charges	—	12.0	11.1	1.1	1.9
Gain on insurance settlement	—	(2.6)	—	—	—
Gain on sale of assets	(3.3)	—	—	—	—
Impairment charges on fixed assets and goodwill	19.3	1.4	9.3	1.0	10.0
Pension and other postretirement benefits curtailment (gain) loss	(2.0)	2.0	—	(1.7)	—

Operating profit (loss)	(42.4)	21.3	98.6	201.0	125.2
Other income and (expense), net (1)	(10.2)	(3.2)	4.6	(18.0)	(0.2)
Interest and other expense on debt (2)	(72.9)	(75.2)	(80.1)	(86.4)	(110.5)

Income (loss) before income taxes	(125.5)	(57.1)	23.1	96.6	14.5
Provision (benefit) for income taxes (3)	66.9	12.9	(11.5)	(7.2)	(65.4)

Net income (loss)	(192.4)	(70.0)	34.6	103.8	79.9
Less: Net loss attributable to noncontrolling interest	(3.1)	(4.6)	(8.3)	(5.5)	(5.8)

Net income (loss) attributable to Ryerson Inc.	$(189.3)	$(65.4)	$42.9	$109.3	$85.7

	Year Ended December 31,
	2009	2010	2011	2012	2013
Balance Sheet Data (at period end):
Cash and cash equivalents	$114.9	$62.2	$61.3	$70.8	$74.0
Restricted cash	19.5	15.6	5.3	3.9	1.8
Working capital	754.1	862.7	805.4	798.3	780.8
Property, plant and equipment, net	488.7	490.4	491.1	483.4	452.7
Total assets	1,787.6	2,061.3	2,063.2	1,964.2	1,918.0
Long-term debt, including current maturities	754.2	960.2	1,023.6	1,305.4	1,294.8
Total equity (deficit)	166.4	77.4	31.3	(282.2)	(144.5)
Other Financial Data:
Cash flows provided by (used in) operations	$284.7	$(198.4)	$54.6	$186.6	$48.3
Cash flows provided by (used in) investing activities	32.1	(44.4)	(115.0)	(35.3)	(13.5)
Cash flows provided by (used in) financing activities	(320.9)	184.5	57.9	(143.4)	(26.6)
Capital expenditures	22.8	27.0	47.0	40.8	20.2
Depreciation and amortization	37.1	38.6	43.3	47.3	46.9
Volume and Per Ton Data:
Tons shipped (000)	1,881	2,252	2,433	2,149	2,038
Average selling price per ton	$1,630	$1,730	$1,944	$1,873	$1,698
Gross profit per ton	242	240	271	330	302
Operating expenses per ton	265	230	230	237	241
Operating profit (loss) per ton	(23)	10	41	93	61

(1)	The year ended December 31, 2009 includes $11.8 million of foreign exchange losses related to short-term loans from our Canadian operations, offset by the recognition of a $2.7 million gain on the retirement of debt. The year ended December 31, 2010 includes $2.6 million of foreign exchange losses related to the repayment of a long-term loan to our Canadian operations. The year ended December 31, 2011 includes a $5.8 million gain on bargain purchase related to our Singer Steel Company (“Singer”) acquisition. The year ended December 31, 2012 includes a $17.2 million loss on the retirement of debt related to the redemption of our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes”) and the 12% Senior Secured Notes due November 1, 2015 (“2015 Notes” and, together with the 2014 Notes, the “Ryerson Notes”).
(2)	The year ended December 31, 2011 includes a $1.1 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility on March 14, 2011. The year ended December 31, 2013 includes a $0.4 million write off of debt issuance costs associated with our prior credit facility upon entering into an amended revolving credit facility on April 3, 2013.
(3)	The year ended December 31, 2009 includes a $92.3 million tax expense related to the establishment of a valuation allowance against the Company’s US deferred tax assets and a $14.5 million income tax charge on the sale of our joint venture in India. The year ended December 31, 2011 includes income tax benefits of $18.0 million relating to the purchase accounting impact of the Turret Steel Industries Inc., Sunbelt-Turret Steel, Inc., Wilcox-Turret Cold Drawn, Inc., Imperial Trucking Company, LLC (collectively, “Turret”) and Singer acquisitions. The year ended December 31, 2012 includes an income tax benefit of $15.2 million related to the release of valuation allowance associated with certain state deferred tax assets. The year ended December 31, 2013 includes a $78.8 million reduction in the valuation allowance previously recorded against U.S. deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Business

Ryerson Inc. (“Ryerson”), a Delaware corporation, conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”), and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 50% direct ownership percentage and an additional 50% interest through Ryerson Holding Corporation (“Ryerson Holding”), and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have a 50% direct ownership percentage since February 17, 2012. Ryerson, through its predecessor, has been in business since 1842.

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding, formerly named Rhombus Holding Corporation, with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub. Upon the closing of the Platinum Acquisition, Ryerson ceased to be a publicly traded company and became a wholly-owned subsidiary of Ryerson Holding. 100% of the outstanding capital stock of Ryerson Holding is owned by affiliates of Platinum Equity, LLC (“Platinum”).

Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries, are collectively referred to herein as “Ryerson,” “we,” “us,” “our,” or the “Company”.

Industry and Operating Trends

We purchase large quantities of metal products from primary producers and sell these materials in smaller quantities to a wide variety of metals-consuming industries. More than one-half of the metals products sold are processed by us by burning, sawing, slitting, blanking, cutting to length or other techniques. We sell our products and services to many industries, including industrial equipment manufacturing, industrial fabrication, electrical machinery production, transportation equipment manufacturing, heavy equipment manufacturing and oil and gas. Revenue is recognized upon delivery of product to customers. The timing of shipment is substantially the same as the timing of delivery to customers given the proximity of our distribution sites to our customers.

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

Results of Operations

	Year Ended December 31, 2013	% of Net Sales	Year Ended December 31, 2012	% of Net Sales	Year Ended December 31, 2011	% of Net Sales
Net sales	$3,460.3	100.0%	$4,024.7	100.0%	$4,729.8	100.0%
Cost of materials sold	2,843.7	82.2	3,315.1	82.4	4,071.0	86.1

Gross profit	616.6	17.8	709.6	17.6	658.8	13.9
Warehousing, delivery, selling, general and administrative expenses	479.5	13.8	508.2	12.6	539.8	11.4
Restructuring and other charges	1.9	0.1	1.1	—	11.1	0.2
Impairment charges on fixed assets and goodwill	10.0	0.3	1.0	—	9.3	0.2
Pension and other postretirement benefits curtailment gain	—	—	(1.7)	—	—	—

Operating profit	125.2	3.6	201.0	5.0	98.6	2.1
Other expenses	(110.7)	(3.2)	(104.4)	(2.6)	(75.5)	(1.6)

Income before income taxes	14.5	0.4	96.6	2.4	23.1	0.5
Benefit for income taxes	(65.4)	(1.9)	(7.2)	(0.2)	(11.5)	(0.2)

Net income	79.9	2.3	103.8	2.6	34.6	0.7
Less: Net loss attributable to noncontrolling interest	(5.8)	(0.2)	(5.5)	(0.1)	(8.3)	(0.2)

Net income attributable to Ryerson Inc.	$85.7	2.5%	$109.3	2.7%	$42.9	0.9%

Comparison of the year ended December 31, 2013 with the year ended December 31, 2012

Net Sales

Net sales decreased 14.0% to $3.5 billion in 2013 as compared to $4.0 billion in 2012. Tons sold per ship day were 8,087 in 2013 as compared to 8,528 in 2012. Volume decreased 5.2% in 2013 primarily due to weaker economic conditions in the metals market in 2013. The average selling price per ton decreased in 2013 to $1,698 from $1,873 in 2012 reflecting weaker market conditions compared to 2012. Average selling prices per ton decreased for all of our product lines in 2013 with the largest decrease in our carbon steel plate, stainless steel plate and stainless steel long product lines. Tons sold in 2013 decreased across all of our product lines compared to 2012 with the largest decreases in shipments of our aluminum plate, carbon steel plate and aluminum flat product lines.

Cost of Materials Sold

Cost of materials sold decreased 14.2% to $2.8 billion in 2013 compared to $3.3 billion in 2012. The decrease in cost of materials sold in 2013 compared to 2012 was primarily due to a decrease in the average cost of materials sold per ton in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,396 in 2013 from $1,543 in 2012. The average cost of materials sold for our carbon steel plate, stainless steel plate and stainless steel long product lines decreased more than our other products, in line with the change in average selling price per ton.

During 2013, LIFO income was $33 million related to decreases in pricing for all product lines. During 2012, LIFO income was $63 million related to decreases in pricing for all product lines.

Gross Profit

Gross profit as a percentage of sales improved to 17.8% in 2013 compared to 17.6% in 2012 due to, among other things, a decrease in cost of materials sold, as discussed above. Gross profit decreased 13.1% to $616.6 million in 2013 as compared to $709.6 million in 2012.

Operating Expenses

Operating expenses as a percentage of sales increased to 14.2% in 2013 from 12.6% in 2012. Operating expenses in 2013 decreased $17.2 million from $508.6 million in 2012 primarily due to the following reasons:

•	lower salaries and wages of $8.6 million and lower benefit costs of $4.9 million resulting from lower employment levels,

•	lower facility expenses, primarily operating supplies and repairs and maintenance, of $6.5 million,

•	lower delivery costs of $5.0 million due to lower volume, and

•	lower sales expenses, primarily travel and entertainment, of $1.8 million.

These changes were partially offset by:

•	higher impairment charges on fixed assets and goodwill of $9.0 million, primarily due to a goodwill impairment charge of $6.8 million related to one of our reporting units, and

•	an other postretirement benefits curtailment gain of $1.7 million in 2012.

On a per ton basis, operating expenses increased to $241 per ton in 2013 from $237 per ton in 2012.

Operating Profit

As a result of the factors above, in 2013 we reported an operating profit of $125.2 million, or 3.6% of sales, compared to an operating profit of $201.0 million, or 5.0% of sales, in 2012.

Other Expenses

Interest and other expense on debt increased to $110.5 million in 2013 from $86.4 million in 2012 primarily due to an increased debt level after we refinanced our debt. On October 10, 2012, we issued $600 million of 9% Senior Secured Notes due 2017 (the “2017 Notes”) and $300 million of 11 1⁄4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”). In connection therewith, we redeemed the $368.7 million outstanding principal of our 12% Senior Secured Notes due November 1, 2015 (“2015 Notes”) and the $102.9 million outstanding principal of our Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes” and, together with the 2015 Notes, the “Ryerson Notes”). We also made a distribution of $344.9 million to Ryerson Holding for the redemption of the Ryerson Holding 14 1/2% Senior Discount Notes (“Ryerson Holding Notes”). Partially offsetting the increase in interest expense due to replacing debt at Ryerson Holding with new debt at Ryerson Inc. was lower interest expense on our credit agreement borrowings, primarily due to a lower level of borrowings outstanding in 2013 compared to 2012. Other income and (expense), net was expense of $0.2 million in 2013 compared to expense of $18.0 million in 2012. The year 2012 net expense was primarily related to a $17.2 million loss on the redemption of the Ryerson Notes.

Provision for Income Taxes

The Company recorded an income tax benefit of $65.4 million in 2013 compared to an income tax benefit of $7.2 million in 2012. The $65.4 million income tax benefit in 2013 primarily relates to a reduction in valuation allowance previously recorded against U.S. deferred tax assets. The $7.2 million income tax benefit in 2012 primarily relates to the impact of acquisition-related elections and settlements, as well as net changes in valuation allowance.

Noncontrolling Interest

Ryerson China’s and Açofran’s results of operations was a loss in 2013 and 2012. The portion of the loss attributable to the noncontrolling interest in Ryerson China and Açofran was $5.8 million for 2013 and $5.5 million for 2012.

Comparison of the year ended December 31, 2012 with the year ended December 31, 2011

Net Sales

Net sales decreased 14.9% to $4.0 billion in 2012 as compared to $4.7 billion in 2011. Tons sold per ship day were 8,528 in 2012 as compared to 9,655 in 2011. Volume decreased 11.7% in 2012 reflecting our efforts to improve margins by focusing on less price sensitive transactional customers who buy in smaller quantities instead of large volume program buyers. Tons sold in 2012 decreased across all of our product lines compared to 2011 with the largest decreases in shipments of our stainless steel flat, carbon steel flat and aluminum flat product lines. The average selling price per ton decreased in 2012 to $1,873 from $1,944 in 2011 reflecting weaker market conditions compared to 2011. Average selling prices per ton decreased for most of our product lines in 2012 with the largest decrease in our stainless steel flat and stainless steel plate product lines.

Cost of Materials Sold

Cost of materials sold decreased 18.6% to $3.3 billion in 2012 compared to $4.1 billion in 2011. The decrease in cost of materials sold in 2012 compared to 2011 was primarily due to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,543 in 2012 from $1,673 in 2011. The average cost of materials sold for our stainless steel plate and stainless steel flat product lines decreased more than our other products, in line with the change in average selling price per ton.

During 2012, LIFO income was $63 million related to decreases in pricing for all product lines. During 2011, LIFO expense was $49 million primarily related to increases in the cost of carbon steel.

Gross Profit

Gross profit as a percentage of sales improved to 17.6% in 2012 compared to 13.9% in 2011 for reasons discussed above. Gross profit increased 7.7% to $709.6 million in 2012 as compared to $658.8 million in 2011.

Operating Expenses

Operating expenses as a percentage of sales increased to 12.6% in 2012 from 11.8% in 2011. Operating expenses in 2012 decreased $51.6 million from $560.2 million in 2011 primarily due to the following reasons:

•	lower salaries and wages of $12.9 million resulting from lower employment levels,

•	lower incentive plan expenses of $10.4 million,

•	lower restructuring charges of $10.0 million,

•	lower impairment charges of $8.3 million,

•	lower delivery costs of $6.8 million due to lower volume,

•	lower bad debt expense of $3.7 million, and

•	the other postretirement benefits curtailment gain of $1.7 million in 2012.

These changes were partially offset by:

•	higher amortization of intangibles expense of $3.3 million in 2012 primarily due to the acquisition of Turret Steel Industries Inc., Sunbelt-Turret Steel, Inc., Wilcox-Turret Cold Drawn, Inc., Imperial Trucking Company, LLC (collectively, “Turret”) in December of 2011.

On a per ton basis, operating expenses increased to $237 per ton in 2012 from $230 per ton in 2011.

Operating Profit

As a result of the factors above, in 2012 we reported an operating profit of $201.0 million, or 5.0% of sales, compared to an operating profit of $98.6 million, or 2.1% of sales, in 2011.

Other Expenses

Interest and other expense on debt increased to $86.4 million in 2012 from $80.1 million in 2011 primarily due to an increased debt level after we refinanced our debt. On October 10, 2012, we issued $600 million of the 2017 Notes and $300 million of the 2018 Notes. In connection therewith, we redeemed the $368.7 million outstanding principal of the 2015 Notes and the $102.9 million outstanding principal of the 2014 Notes. We also made a distribution of $344.9 million to Ryerson Holding for the redemption of the Ryerson Holding Notes. The excess of the proceeds from the issuance of the 2017 and 2018 Notes over the redemption of the Ryerson Notes and the distribution made to Ryerson Holding was used to repay borrowings on our credit facility. Other income and (expense), net was expense of $18.0 million in 2012 compared to income of $4.6 million in 2011. The year 2012 net expense was primarily related to a $17.2 million loss on the redemption of the Ryerson Notes. The year 2011 income included a $5.8 million bargain purchase gain on our acquisition of Singer Steel Company (“Singer”).

Provision for Income Taxes

The Company recorded an income tax benefit of $7.2 million in 2012 compared to an income tax benefit of $11.5 million in 2011. The $7.2 million income tax benefit in 2012 primarily relates to the impact of acquisition-related elections and settlements, as well as net changes in valuation allowance. The $11.5 million income tax benefit in 2011 primarily relates to $18.0 million of tax benefits relating to the purchase accounting impact of the acquisitions of Singer and Turret net of foreign tax expense.

Noncontrolling Interest

Ryerson China’s and Açofran’s results of operations was a loss in 2012. Ryerson China’s results of operations was also a loss in 2011. The portion of the loss attributable to the noncontrolling interest in Ryerson China and Açofran was $5.5 million for 2012 and $8.3 million for 2011.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”) that matures on the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net cash provided by operating activities	$48.3	$186.6	$54.6
Net cash used in investing activities	(13.5)	(35.3)	(115.0)
Net cash provided by (used in) financing activities	(26.6)	(143.4)	57.9
Effect of exchange rates on cash	(5.0)	1.6	1.6

Net increase (decrease) in cash and cash equivalents	$3.2	$9.5	$(0.9)

The Company had cash and cash equivalents at December 31, 2013 of $74.0 million, compared to $70.8 million at December 31, 2012 and $61.3 million at December 31, 2011. The Company had $1,295 million, $1,305 million and $1,024 million of total debt outstanding, a debt-to-capitalization ratio of 112%, 127% and 97% and $234 million, $293 million and $274 million available under the Ryerson Credit Facility at December 31, 2013, 2012 and 2011, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $351 million, $406 million and $367 million at December 31, 2013, 2012 and 2011, respectively. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with GAAP and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions)
Cash and cash equivalents	$74	$71	$61
Marketable securities	21	21	10
Availability on Ryerson Credit Facility and foreign debt facilities	256	314	296

Total liquidity	$351	$406	$367

Of the total cash and cash equivalents as of December 31, 2013, $63.9 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as Management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

During the years ended December 31, 2013, 2012 and 2011, net cash provided by operating activities was $48.3 million, $186.6 million and $54.6 million, respectively. Net income was $79.9 million, $103.8 million, and $34.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash provided by operating activities of $48.3 million during the year ended December 31, 2013 was primarily the result of the $79.9 million of net income in 2013, non-cash depreciation and amortization expense of $46.9 million, an increase in accounts payable of $15.7 million, non-cash impairment charges on fixed assets and goodwill of $10.0 million and a decrease in accounts receivable of $8.9 million reflecting lower sales in 2013, partially offset by the non-cash reduction in the valuation allowance recorded against deferred tax assets of $76.8 million and pension contributions of $48.0 million. In addition to the $103.8 million of net income in 2012, cash provided by operating activities of $186.6 million during the year ended December 31, 2012 was primarily the result of a decrease in accounts receivable of $120.2 million reflecting lower volume in 2012 and non-cash depreciation and amortization expense of $47.3 million, partially offset by pension contributions of $45.9 million and a decrease in accounts payable of $38.3 million. Cash provided by operating activities was $54.6 million during the year ended December 31, 2011 and was primarily the result of a decrease in inventories of $92.9 million resulting from increased sales, partially offset by a decrease in accounts payable of $71.6 million.

Net cash used by investing activities was $13.5 million, $35.3 million and $115.0 million in 2013, 2012 and 2011, respectively. Capital expenditures for the years ended December 31, 2013, 2012 and 2011, were $20.2 million, $40.8 million and $47.0 million, respectively. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $4.6 million, $11.6 million and $11.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. In 2012 and 2011, the Company made several acquisitions, resulting in cash outflows of $5.1 million and $95.2 million, respectively.

Net cash used in financing activities was $26.6 million for the year ended December 31, 2013. In 2013, credit facility borrowings decreased $10.6 million, we made a $6.6 million distribution to Ryerson Holding and we paid $3.7 million in fees related to amending our credit facility. Net cash used in financing activities was $143.4 million for the year ended December 31, 2012, primarily due to the redemption of the Ryerson Notes for $484.6 million, a distribution of $344.9 million to Ryerson Holding to redeem the Ryerson Holding Notes, an additional distribution of $35.0 million to Ryerson Holding, repayment of credit facility borrowings of $149.0 million and the payment of $18.1 million in fees related to the issuance of the 2017 and 2018 Notes, partially offset by the issuance of the 2017 and 2018 Notes for $900.0 million. The $149.0 million reduction in credit facility borrowings was primarily due to the $186.6 million of net cash provided by operating activities and excess proceeds from the issuance of the 2017 and 2018 Notes over the redemption of the Ryerson Notes, partially offset by the capital spending of $40.8 million and an additional $35.0 million distribution to Ryerson Holding in 2012. Net cash provided by financing activities was $57.9 million for the year ended December 31, 2011, primarily related to increased credit facility borrowings to finance accounts receivable and inventory to support increased sales levels.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

Total debt at December 31, 2103 decreased $10.6 million to $1,294.8 million from $1,305.4 million at December 31, 2012.

Total debt outstanding as of December 31, 2013 consisted of the following amounts: $369.1 million borrowing under the Ryerson Credit Facility, $600.0 million under the 2017 Notes, $300.0 million under the 2018 Notes, and $25.7 million of foreign debt. Availability at December 31, 2013 and 2012 under the Ryerson Credit Facility was $234 million and $293 million, respectively. Discussion of our outstanding debt follows.

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated the Ryerson Credit Facility to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 2017 Notes), if the 2017 Notes are then outstanding. At December 31, 2013, Ryerson had $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available under the $1.35 billion Ryerson Credit Facility compared to $383.5 million of outstanding borrowings, $24 million of letters of credit issued and $293 million available at December 31, 2012. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.1 percent and 2.6 percent at December 31, 2013 and December 31, 2012, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to Ryerson’s subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. The spread was fixed at 0.75% over the base rate and Canadian prime rate and 1.75% over the LIBOR rate and bankers’ acceptance rate through December 31, 2013. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued the 2017 and 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility.

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

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

The Company used the net proceeds from the 2017 and 2018 Notes (i) to repay in full the Ryerson Holding Notes, plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) to repay in full the Company’s outstanding Ryerson Notes, plus accrued and unpaid interest thereon up to, but not including, the repayment date, (iii) to repay outstanding indebtedness under the Ryerson Credit Facility and (iv) to pay related fees, expenses and premiums.

2014 and 2015 Notes

As of November 1, 2012, all of the Ryerson Notes were repurchased or redeemed and cancelled. The Company recorded a $17.2 million loss on the repurchase and cancellation of debt related to the Ryerson Notes within other income and (expense), net on the Consolidated Statements of Operations.

During 2011, $7.5 million principal amount of the 2015 Notes were repurchased for $7.7 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Consolidated Statements of Operations.

Foreign Debt

At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment. At December 31, 2012, Ryerson China’s total foreign borrowings were $21.4 million, which were owed to banks in Asia at a weighted average interest rate of 4.8%

and secured by inventory and property, plant and equipment. At December 31, 2013, Açofran had no total foreign borrowings. At December 31, 2012, Açofran’s total foreign borrowings were $0.5 million, which were owed to foreign banks at a weighted average interest rate of 11.2%.

Availability under the foreign credit lines was $22 million and $21 million at December 31, 2013 and December 31, 2012, respectively. Letters of credit issued by our foreign subsidiaries totaled $4 million and $8 million at December 31, 2013 and December 31, 2012, respectively.

Ryerson Holding Notes

In 2012, the Company made a distribution of $344.9 million to Ryerson Holding to repay in full the Ryerson Holding Notes, plus accrued and unpaid interest thereon up to, but not including, the repayment date. As of November 1, 2012, all of the Ryerson Holding Notes were repurchased or redeemed and cancelled.

Pension Funding

The Company made contributions of $48.0 million in 2013, $45.9 million in 2012 and $43.9 million in 2011 to improve the Company’s pension plans funded status. At December 31, 2013, as reflected in “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 10: Employee Benefits” pension liabilities exceeded plan assets by $203 million. The Company anticipates that it will have a minimum required pension contribution of approximately $68 million in 2014 under the Employee Retirement Income Security Act of 1974 (“ERISA”), Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2014.

Income Tax Payments

The Company made income tax payments of $1.2 million and $5.2 million in 2013 and 2012, respectively, and received an income tax refund of $3.1 million in 2011.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit, which totaled $29 million as of December 31, 2013. Additionally, other than normal course long-term operating leases included in the following Contractual Obligations table, we do not have any material off-balance sheet financing arrangements. None of these off-balance sheet arrangements are likely to have a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

The following table presents contractual obligations at December 31, 2013:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$600	$—	$—	$600	$—
2018 Notes	300	—	—	300	—
Ryerson Credit Facility	369	—	—	369	—
Foreign Debt	26	26	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility(3)	394	95	191	108	—
Purchase Obligations(4)	43	42	1	—	—
Operating Leases	125	25	40	26	34
Pension Withdrawal Liability	1	—	—	—	1
Capital Leases	3	1	1	1	—

Total	$1,861	$189	$233	$1,404	$35

(1)	The contractual obligations disclosed above do not include our potential future pension funding obligations (see previous discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 18 “Income Taxes” of the notes to our consolidated financial statements for additional detail.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Capital Expenditures

Capital expenditures during 2013, 2012 and 2011 totaled $20.2 million, $40.8 million and $47.0 million, respectively. Capital expenditures were primarily for machinery and equipment.

The Company anticipates capital expenditures, excluding acquisitions, to be approximately $24 million in 2014. The spending includes improvements in the Company’s North American processing capabilities and expenditures in emerging markets.

Restructuring

2013

In 2013, the Company recorded a charge of $2.1 million related to a facility closure. The charge consists of tenancy-related costs, primarily future lease payments. In 2012, the Company recorded a $1.3 million charge for employee-related costs for this facility closure, which is discussed below. In 2013, the Company also recorded a $0.2 million reduction to the reserve for employee-related costs and credited restructuring and other charges in the Consolidated Statements of Operations. During 2013, the Company paid $0.7 million for employee-related costs and $0.5 million for tenancy-related costs for this facility closure. The remaining tenancy-related costs of $1.6 million are expected to be paid through 2019. The remaining $0.1 million balance in employee-related costs is expected to be paid during the first half of 2014.

2012

In 2012, the Company recorded a charge of $1.3 million related to the closure of one of its facilities. The charge consists of employee-related costs, primarily severance for 42 employees. In the fourth quarter of 2012, the Company paid $0.3 million in employee costs related to this facility closure.

During 2012, the Company paid $4.0 million in employee costs and $0.2 million in tenancy costs related to its October 2011 reorganization plan. The Company also recorded a $0.4 million reduction to this reorganization reserve for employee-related costs and recorded a charge of $0.2 million related to tenancy costs. The $0.2 million net credit reduced the reserve for the October 2011 reorganization to zero and was credited to restructuring and other charges in the Consolidated Statements of Operations.

In 2012, the Company paid the remaining $0.1 million of employee costs related to the facility closed in the fourth quarter of 2010.

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

During 2011, the Company paid the remaining $0.2 million of tenancy and other costs related to the exit plan liability recorded on October 19, 2007.

Deferred Tax Amounts

At December 31, 2013, the Company had a net deferred tax liability of $73 million comprised primarily of a deferred tax asset of $74 million related to pension liabilities, a deferred tax asset related to postretirement benefits other than pensions of $43 million, $31 million of Alternative Minimum Tax (“AMT”) credit carryforwards and deferred tax assets of $32 million related to federal, local and foreign tax loss carryforwards, offset by a valuation allowance of $18 million and deferred tax liabilities of $107 million related to fixed assets and $129 million related to inventory.

The Company’s deferred tax assets include $15 million related to U.S. federal net operating loss (“NOL”) carryforwards, $7 million related to state NOL carryforwards and $10 million related to foreign NOL carryforwards, available at December 31, 2013.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. The Company released a portion of the valuation allowance related to one of its U.S. subsidiaries, JT Ryerson, during 2012. The Company released most of the remaining U.S. related valuation allowance during 2013. As of December 31, 2012, the Company had a valuation allowance of $95.2 million, a decrease of $26.3 million from the prior year. Of the $26.3 million decrease in 2012, $41.0 million was credited to the income tax provision, $13.5 million was charged to other comprehensive income and $1.2 million was added related to the purchase accounting of Açofran. As of December 31, 2013, the Company had a valuation allowance of $18.4 million, a decrease of $76.8 million from the prior year. Of the $76.8 million decrease in 2013, $76.8 million was credited to the income tax provision and none was charged to other comprehensive income.

The Company recognized a total net tax benefit of $76.8 million related to 2013 changes in valuation allowance predominately related to the release of valuation allowance related to certain U.S. federal and state deferred tax assets at December 31, 2013. This release of valuation allowance produced a deferred tax benefit that is not expected to recur. Management expects that the effective tax rate on future income earned in the U.S. will be in a more normalized range of 38% to 41%. However, Management expects that it will not pay a material amount of U.S. federal cash income taxes until its existing net operating loss carryforward is utilized.

As described in Note 1 to the Consolidated Financial Statements, the Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of Ryerson’s ability to earn future profits. Combined with Ryerson’s projections of future income providing additional subjective evidence of Ryerson’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

Critical Accounting Estimates

Preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of sales and expenses during the reporting period. Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Item 8 under the caption “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Summary of Accounting and Financial Policies.” These policies have been consistently applied and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition and pension and postretirement expense. While policies associated with estimates and judgments may be affected by different assumptions or conditions, we believe our estimates and judgments associated with the reported amounts are appropriate in the circumstances. Actual results may differ from those estimates.

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

Inventory valuation: Our inventories are stated at the lower of cost or market. Inventory costs reflect metal and in-bound freight purchase costs, third-party processing costs and internal direct and allocated indirect processing costs. Cost is primarily determined by the LIFO method. We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Income Taxes: Our income tax expense, deferred tax assets and liabilities and reserve for uncertain tax positions reflect our best estimate of taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The determination of the consolidated income tax expense requires judgment and estimation by management. It is possible that actual results could differ from the estimates that management has used to determine its consolidated income tax expense.

We record operating loss and tax credit carryforwards and the estimated effect of temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Balance Sheet. We follow detailed guidelines in each tax jurisdiction when reviewing tax assets recorded on the balance sheet and provide for valuation allowances as required. Deferred tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and on forecasts of future taxable income. The forecasts of future taxable income require assumptions regarding volume, selling prices, margins, expense levels and industry cyclicality. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, we may be required to record additional valuation allowances against our deferred tax assets related to those jurisdictions.

The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. Although the Company believes that the positions taken on filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken. For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate.

Long-lived Assets and Other Intangible Assets: Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Separate intangible assets that have finite useful lives are amortized over their useful lives. An impaired long-lived or intangible asset would be written down to fair value, based on various available valuation techniques, including the discounted cash flow method.

Goodwill: We assess the recoverability of the carrying value of recorded goodwill annually in the fourth quarter of each year or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. Factors that may be considered indicators of impairment include: deterioration in general economic conditions; declines in the market conditions of our products, including metals prices; reduced future cash flow estimates; and slower growth rates in our industry, among others. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the two-step goodwill impairment test. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units are estimated using an average of an income approach and a market approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. An income approach based on discounted future cash flows requires us to estimate income from operations based on projected results and discount rates based on a weighted average cost of capital of comparable companies. A market approach estimates fair value using market multiples of various financial measures of comparable public companies. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets.

Based on the impairment test performed on October 1, 2013, the Company concluded that the fair value of the reporting unit tested for impairment exceeded the carrying value. The discount rate for the reporting unit was estimated to be 13% at October 1, 2013. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. The reporting unit’s fair value exceeded its carrying value by more than 25%. Deterioration in market conditions in our industry or products, changes in expected future cash flows, expected growth rates or to discount rates could result in impairment charges in future periods.

Purchase Price Accounting: Business combinations are accounted for using the acquisition method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists, where necessary, to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

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

When calculating pension expense for 2013, we assumed the pension plans’ assets would generate a long-term rate of return of 8.20% and 6.50% for the U.S. and Canadian plans, respectively. The expected long-term rate of return assumption was developed based on historical experience and input from the trustee managing the plans’ assets. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return for the U.S. pension plan is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review actual asset allocation and the pension plans’ investments are periodically rebalanced to the targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on plan assets by 50 basis points would have increased 2013 pension expense by approximately $3 million.

Future pension obligations for the U.S. and Canadian plans were discounted using a weighted average rate of 4.80% and 4.60% at December 31, 2013, respectively. Lowering the discount rate by 50 basis points would increase the pension liability at December 31, 2013 by approximately $46 million.

The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the health care cost trend rate. A one percentage point increase (decrease) in assumed health care trend rates would increase (decrease) our total service and interest cost for the year ended December 31, 2013 by $0.2 million and $(0.2) million, respectively. A decrease in the weighted average discount rate of 50 basis points would increase the postretirement benefit liability by approximately $5 million.

The assumptions used in the actuarial calculation of expenses and liabilities may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense we may record in the future.

Legal contingencies: We are involved in a number of legal and regulatory matters including those discussed in Item 8 in the “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 11: Commitments and Contingencies.” We determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal matters based on available information to assess potential liability. We consult with outside counsel involved in our legal matters when analyzing potential outcomes. We cannot determine at this time whether any potential liability related to this litigation would materially affect our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed within Item 8 “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Note 1: Summary of Accounting and Financial Policies.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,349 million at December 31, 2013 and $1,296 million at December 31, 2012 as compared with the carrying value of $1,295 million and $1,305 million at December 31, 2013 and 2012, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense in 2013 by approximately $3.6 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $2.2 million outstanding at December 31, 2013 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings.

Commodity price risk

Metal prices can fluctuate significantly due to several factors including changes in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Declining metal prices could reduce our revenues, gross profit and net income. From time to time, we may enter into fixed price sales contracts with our customers for certain of our inventory components. We may enter into metal commodity futures and options contracts to reduce volatility in the price of these metals. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. As of December 31, 2013, we had 131 tons of nickel futures or option contracts, 4,600 tons of hot roll steel coil option contracts, and 195 tons of aluminum price swaps outstanding with a liability value of $0.2 million, a value of zero, and a value of zero, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ryerson Inc.

We have audited the accompanying consolidated balance sheets of Ryerson Inc. and Subsidiary Companies (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These financial statements and schedule are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows, for each of the three years ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 13, 2014

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net sales	$3,460.3	$4,024.7	$4,729.8
Cost of materials sold	2,843.7	3,315.1	4,071.0

Gross profit	616.6	709.6	658.8
Warehousing, delivery, selling, general and administrative	479.5	508.2	539.8
Restructuring and other charges	1.9	1.1	11.1
Impairment charges on fixed assets and goodwill	10.0	1.0	9.3
Pension and other postretirement benefits curtailment gain	—	(1.7)	—

Operating profit	125.2	201.0	98.6
Other expense:
Other income and (expense), net	(0.2)	(18.0)	4.6
Interest and other expense on debt	(110.5)	(86.4)	(80.1)

Income before income taxes	14.5	96.6	23.1
Benefit for income taxes	(65.4)	(7.2)	(11.5)

Net income	79.9	103.8	34.6
Less: Net loss attributable to noncontrolling interest	(5.8)	(5.5)	(8.3)

Net income attributable to Ryerson Inc.	$85.7	$109.3	$42.9

See Notes to Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$79.9	$103.8	$34.6
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(12.7)	3.9	(1.0)
Unrealized gain (loss) on available-for-sale investment	—	7.7	(9.8)
Changes in defined benefit pension and other post-retirement benefit plans	126.2	(51.5)	(66.7)

Other comprehensive income (loss)	113.5	(39.9)	(77.5)
Total comprehensive income (loss), before tax	193.4	63.9	(42.9)
Income tax provision (benefit) related to items of other comprehensive income	49.5	(2.1)	(1.5)

Comprehensive income (loss), after tax	143.9	66.0	(41.4)
Less: comprehensive loss attributable to the noncontrolling interest	(5.6)	(5.9)	(7.0)

Comprehensive income (loss) attributable to Ryerson Inc.	$149.5	$71.9	$(34.4)

See Notes to Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$79.9	$103.8	$34.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.9	47.3	43.3
Deferred income taxes	(65.3)	(10.2)	(12.7)
Provision for allowances, claims and doubtful accounts	(0.7)	1.7	3.4
Restructuring and other charges	1.9	1.1	11.1
Impairment charges on fixed assets and goodwill	10.0	1.0	9.3
Gain on bargain purchase	—	—	(5.8)
Pension and other postretirement benefits curtailment gain	—	(1.7)	—
Loss on retirement of debt	—	17.2	0.2
Other items	0.8	2.8	1.2
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	8.9	120.2	(2.4)
Inventories	4.4	(5.8)	92.9
Other assets	6.3	8.4	10.0
Accounts payable	15.7	(38.3)	(71.6)
Accrued liabilities	(3.8)	(8.4)	(14.5)
Accrued taxes payable/receivable	0.6	(3.0)	2.2
Deferred employee benefit costs	(57.3)	(49.5)	(46.6)

Net adjustments	(31.6)	82.8	20.0

Net cash provided by operating activities	48.3	186.6	54.6

Investing activities:
Acquisitions, net of cash acquired	—	(5.1)	(95.2)
Decrease in restricted cash	2.1	1.4	16.7
Capital expenditures	(20.2)	(40.8)	(47.0)
Investment in joint venture	—	(2.9)	—
Increase in cash due to consolidation of joint venture	—	3.0	—
Proceeds from sales of property, plant and equipment	4.6	11.6	11.3
Other investments	—	(2.5)	(0.8)

Net cash used in investing activities	(13.5)	(35.3)	(115.0)

Financing activities:
Long-term debt issued	—	900.0	—
Long-term debt retired	—	(484.6)	—
Repayment of debt	—	—	(11.8)
Net proceeds/(repayments) of short-term borrowings	(10.6)	(149.0)	68.5
Long-term debt issuance costs	(0.9)	(18.1)	—
Credit facility issuance costs	(3.7)	—	(15.8)
Net increase (decrease) in book overdrafts	(4.4)	(11.8)	17.0
Principal payments on capital lease obligations	(0.4)	—	—
Distributions made to parent	(6.6)	(379.9)	—

Net cash provided by (used in) financing activities	(26.6)	(143.4)	57.9

Net increase (decrease) in cash and cash equivalents	8.2	7.9	(2.5)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	1.6	1.6

Net change in cash and cash equivalents	3.2	9.5	(0.9)
Cash and cash equivalents—beginning of period	70.8	61.3	62.2

Cash and cash equivalents—end of period	$74.0	$70.8	$61.3

Supplemental disclosures:
Cash paid (received) during the period for:
Interest paid to third parties	$103.3	$67.6	$71.5
Income taxes, net	1.2	5.2	(3.1)
Noncash investing activities:
Asset additions under capital leases	$1.5	—	—

See Notes to Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions, except shares)

	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$74.0	$70.8
Restricted cash (Note 3)	1.8	3.9
Receivables less provision for allowances, claims and doubtful accounts of $5.4 in 2013 and $7.1 in 2012	385.4	396.7
Inventories (Note 4)	733.0	741.5
Prepaid expenses and other current assets	47.7	41.4

Total current assets	1,241.9	1,254.3
Property, plant and equipment, net of accumulated depreciation (Note 5)	452.7	483.4
Deferred income taxes (Note 18)	49.7	38.4
Other intangible assets (Note 6)	51.2	57.3
Goodwill (Note 7)	92.0	97.0
Deferred charges and other assets	30.5	33.8

Total assets	$1,918.0	$1,964.2

Liabilities
Current liabilities:
Accounts payable	$207.2	$196.2
Accrued liabilities:
Salaries, wages and commissions	33.0	32.1
Deferred income taxes (Note 18)	121.0	121.6
Interest on debt	19.3	21.2
Other accrued liabilities	34.7	35.4
Short-term debt (Note 9)	32.3	35.3
Current portion of deferred employee benefits	13.6	14.2

Total current liabilities	461.1	456.0
Long-term debt (Note 9)	1,262.5	1,270.1
Deferred employee benefits (Note 10)	320.8	504.4
Taxes and other credits	16.8	14.2

Total liabilities	2,061.2	2,244.7
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 2)	1.3	1.7
Equity
Ryerson Inc. stockholders’ equity (deficit):
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at 2013 and 2012	—	—
Capital in excess of par value	64.7	71.3
Accumulated deficit	(16.8)	(102.5)
Accumulated other comprehensive loss	(189.9)	(253.7)

Total Ryerson Inc. stockholders’ equity (deficit)	(142.0)	(284.9)
Noncontrolling interest	(2.5)	2.7

Total equity (deficit)	(144.5)	(282.2)

Total liabilities and equity	$1,918.0	$1,964.2

See Notes to Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except shares)

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain (Loss) on Available-For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at January 1, 2011	100	$—	$456.2	$(254.7)	$(7.4)	$(137.0)	$5.4	$14.9	$77.4	$—
Net income (loss)	—	—	—	42.9	—	—	—	(8.3)	34.6	—
Foreign currency translation	—	—	—	—	(2.3)	—	—	1.3	(1.0)	—
Distributions to parent	—	—	(4.7)	—	—	—	—	—	(4.7)	—
Changes in defined benefit pension and other post-retirement benefit plans (net of tax benefit of $1.5)	—	—	—	—	—	(65.2)	—	—	(65.2)	—
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	(9.8)	—	(9.8)	—

Balance at December 31, 2011	100	$—	$451.5	$(211.8)	$(9.7)	$(202.2)	$(4.4)	$7.9	$31.3	$—
Net income (loss)	—	—	—	109.3	—	—	—	(5.2)	104.1	(0.3)
Foreign currency translation	—	—	—	—	4.3	—	—	—	4.3	(0.4)
Distributions to parent	—	—	(380.2)	—	—	—	—	—	(380.2)	—
Changes in defined benefit pension and other post-retirement benefit plans (net of tax benefit of $2.1)	—	—	—	—	—	(49.4)	—	—	(49.4)	—
Unrealized gain on available-for-sale investment	—	—	—	—	—	—	7.7	—	7.7	—
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	—	—	—	—	2.4

Balance at December 31, 2012	100	$—	$71.3	$(102.5)	$(5.4)	$(251.6)	$3.3	$2.7	$(282.2)	$1.7
Net income (loss)	—	—	—	85.7	—	—	—	(5.6)	80.1	(0.2)
Foreign currency translation	—	—	—	—	(12.9)	—	—	0.4	(12.5)	(0.2)
Distributions to parent	—	—	(6.6)	—	—	—	—	—	(6.6)	—
Changes in defined benefit pension and other post-retirement benefit plans (net of tax provision of $49.5)	—	—	—	—	—	76.7	—	—	76.7	—

Balance at December 31, 2013	100	$—	$64.7	$(16.8)	$(18.3)	$(174.9)	$3.3	$(2.5)	$(144.5)	$1.3

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Accounting and Financial Policies

Business Description and Basis of Presentation. Ryerson Inc. (“Ryerson”), a Delaware corporation, is a wholly-owned subsidiary of Ryerson Holding Corporation (“Ryerson Holding”).

On October 19, 2007, the merger (the “Platinum Acquisition”) of Rhombus Merger Corporation (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Ryerson Holding, with and into Ryerson, was consummated in accordance with the Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson, Ryerson Holding and Merger Sub. Upon the closing of the Platinum Acquisition, Ryerson became a wholly-owned subsidiary of Ryerson Holding. Ryerson Holding is 100% owned by affiliates of Platinum Equity, LLC (“Platinum”).

Ryerson conducts materials distribution operations in the United States through its wholly-owned direct subsidiary Joseph T. Ryerson & Son, Inc. (“JT Ryerson”), a Delaware corporation, in Canada through its indirect wholly-owned subsidiary Ryerson Canada, Inc., a Canadian corporation (“Ryerson Canada”) and in Mexico through its indirect wholly-owned subsidiary Ryerson Metals de Mexico, S. de R.L. de C.V., a Mexican corporation (“Ryerson Mexico”). In addition to our North American operations, we conduct materials distribution operations in China through Ryerson China Limited (“Ryerson China”), a company in which we have a 50% direct ownership percentage and an additional 50% interest through affiliates of Ryerson Holding, and in Brazil through Açofran Aços e Metais Ltda (“Açofran”), a company in which we have had a 50% direct ownership percentage since February 17, 2012. Unless the context indicates otherwise, Ryerson, JT Ryerson, Ryerson Canada, Ryerson China, Ryerson Mexico and Açofran together with their subsidiaries, are collectively referred to herein as “we,” “us,” “our,” or the “Company.”

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

Use of Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

Equity Investments. Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method. Equity income is reported in “Other income and (expense), net” in the Consolidated Statements of Operations. Equity income during the years ended December 31, 2013, 2012 and 2011 totaled $0.3 million, $0.2 million, and $0.1 million, respectively.

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

Shipping and Handling Fees and Costs. Shipping and handling fees billed to customers are classified in “Net Sales” in our Consolidated Statement of Operations. Shipping and handling costs, primarily distribution costs, are classified in “Warehousing, delivery, selling, general and administrative” expenses in our Consolidated Statement of Operations. These costs totaled $83.9 million, $87.3 million and $94.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Cash Equivalents. Cash equivalents reflected in the financial statements are highly liquid, short-term investments with original maturities of three months or less that are an integral part of the Company’s cash management portfolio. Checks issued in excess of funds on deposit at the bank represent “book” overdrafts and are reclassified to accounts payable. Amounts reclassified totaled $33.1 million and $37.5 million at December 31, 2013 and 2012, respectively.

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

Property, Plant and Equipment. Property, plant and equipment, including land use rights, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The provision for depreciation in all periods presented is based on the following estimated useful lives of the assets:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	10-15 years
Furniture and fixtures	10 years
Transportation equipment	3-6 years
Land use rights	50 years

Expenditures for normal repairs and maintenance are charged against income in the period incurred.

Goodwill. In accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill is reviewed at least annually for impairment or whenever indicators of potential impairment exist. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on our qualitative assessment, we will proceed to the two-step goodwill impairment test. In step one, we compare the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair value of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the reporting units are estimated using an average of an income approach and a market approach as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.

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

Deferred Financing Costs. Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the life of the debt.

Income Taxes. Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies and (4) the ability to carry back tax losses to offset prior taxable income. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding volume, pricing, costs and industry cyclicality.

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

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the year. The Company recognized $3.7 million of exchange gains, $1.5 million of exchange losses and $0.8 million of exchange losses for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are primarily classified in “Other income and (expense), net” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance requires an entity to present, either on the face of the financial statements or as a disclosure in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the guidance requires an entity to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for our fiscal year beginning January 1, 2013. We adopted this guidance for our fiscal year beginning January 1, 2013. The adoption did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

Note 2: Acquisitions

Singer Steel Company

On March 14, 2011, the Company acquired all the issued and outstanding capital stock of Singer Steel Company (“Singer”). Singer is a full-service steel value-added processor with state-of-the-art processing equipment. We believe that Singer’s capabilities strongly enhance Ryerson’s offering in the Midwest and Northeast United States.

The fair value of the consideration totaled $23.6 million on the acquisition date, of which $20.0 million was paid on the date of acquisition and $3.6 million was paid in 2012.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. The Company used a third-party valuation firm to estimate the fair values of the property, plant and equipment and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals.

At March 14, 2011
(In millions)
Cash	$0.3
Restricted cash	6.5
Accounts receivable	7.3
Inventory	16.3
Property, plant, and equipment	8.2
Intangible assets	4.3
Other assets	0.2

Total identifiable assets acquired	43.1

Current liabilities	11.4
Deferred tax liabilities	2.3

Total liabilities assumed	13.7

Net identifiable assets acquired	29.4
Bargain purchase	(5.8)

Net assets acquired	$23.6

The fair value of accounts receivables acquired was $7.3 million, with a gross amount of $7.8 million. The Company expected $0.5 million to be uncollectible.

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

Ryerson acquired Turret for a cash purchase price of $78.8 million, plus assumption of approximately $6.5 million of debt on the acquisition date. A total of $1.5 million of the $78.8 million cash purchase price was held back and paid to the seller in June 2012. The terms of the agreement also include deferred cash consideration payouts, totaling a maximum of $36.0 million over a period of 5 years, which are contingent on the seller’s continued employment with Ryerson as well as the financial performance of Turret. The deferred cash consideration will be recognized as compensation expense and recorded as it is incurred over the five year period.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. The Company used a third-party valuation firm to estimate the fair values of the property, plant and equipment and intangible assets. Inventory was valued by the Company using acquisition date fair values of the metals.

At December 9, 2011
(In millions)
Cash	$1.8
Accounts receivable	12.0
Inventory	26.7
Property, plant, and equipment	2.9
Intangible assets	45.1
Goodwill	25.1
Other assets	1.2

Total identifiable assets acquired	114.8

Current liabilities	17.5
Deferred tax liabilities	18.5

Total liabilities assumed	36.0

Net assets acquired	$78.8

The fair value of accounts receivables acquired was $12.0 million, with a gross amount of $12.4 million. The Company expected $0.4 million to be uncollectible.

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

The following unaudited pro forma information presents consolidated results of operations for the year ended December 31, 2012 and 2011 as if the acquisitions of Singer and Turret on March 14, 2011 and December 9, 2011, respectively, had occurred on January 1, 2011:

	Pro Forma
	Year Ended December 31,
	2012	2011
	(In millions)
Net sales	$4,024.7	$4,866.8
Net income attributable to Ryerson Inc.	109.3	27.9

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

Note 3: Restricted Cash

We have cash restricted for purposes of covering letters of credit that can be presented for potential insurance claims, which totaled $1.8 million and $3.8 million as of December 31, 2013 and 2012, respectively. In addition, Ryerson China has a restricted cash balance of zero and $0.1 million as of December 31, 2013 and 2012, respectively, which is primarily related to letters of credit that can be presented for product material purchases.

Note 4: Inventories

Inventories, at stated LIFO value, were classified at December 31, 2013 and 2012 as follows:

	At December 31,
	2013	2012
	(In millions)
In process and finished products	$733.0	$741.5

If current cost had been used to value inventories, such inventories would have been $67 million lower and $34 million lower than reported at December 31, 2013 and 2012, respectively. Approximately 91% and 88% of inventories are accounted for under the LIFO method at December 31, 2013 and 2012, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $11.7 million and $11.3 million at December 31, 2013 and 2012, respectively.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2013 and 2012:

	At December 31,
	2013	2012
	(In millions)
Land and land improvements	$98.9	$98.3
Buildings and leasehold improvements	198.5	203.4
Machinery, equipment and other	350.5	339.6
Construction in progress	2.6	7.1

Total	650.5	648.4
Less: Accumulated depreciation	(197.8)	(165.0)

Net property, plant and equipment	$452.7	$483.4

The Company recorded $3.2 million, $1.0 million, and $7.8 million of impairment charges in 2013, 2012 and 2011, respectively, related to fixed assets. The impairment charges recorded in 2013, 2012 and 2011 related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with FASB ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values of each property were determined based on appraisals obtained from a third party, pending sales contracts or recent listing agreements with third party brokerage firms. The Company had $4.7 million and $3.6 million of assets held for sale, classified within “Prepaid expenses and other assets” as of December 31, 2013 and 2012, respectively.

Note 6: Intangible Assets

The following summarizes the components of intangible assets at December 31, 2013 and 2012:

	At December 31, 2013			At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Amortized intangible assets
Customer relationships	$46.7	$(13.4)	$33.3	$46.8	$(9.5)	$37.3
Developed technology / product know-how	1.9	(1.3)	0.6	1.9	(0.9)	1.0
Non-compete agreements	1.4	(0.9)	0.5	1.4	(0.6)	0.8
Trademarks	19.7	(3.2)	16.5	19.8	(1.9)	17.9
Licenses	0.5	(0.2)	0.3	0.4	(0.1)	0.3

Total intangible assets	$70.2	$(19.0)	$51.2	$70.3	$(13.0)	$57.3

Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011 was $6.0 million, $6.0 million and $2.7 million, respectively.

Intangible assets are amortized over a period between 2 and 20 years. Estimated amortization expense related to intangible assets at December 31, 2013, for each of the years in the five year period ending December 31, 2018 and thereafter is as follows:

Estimated Amortization Expense
(In millions)
For the year ended December 31, 2014	$6.0
For the year ended December 31, 2015	5.6
For the year ended December 31, 2016	4.8
For the year ended December 31, 2017	4.6
For the year ended December 31, 2018	4.3
For the years ended thereafter	25.9

Note 7: Goodwill

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012:

	Cost	Accumulated Impairment	Carrying Amount
		(In millions)
Balance at January 1, 2012	$98.2	$(1.5)	$96.7
Acquisitions	0.2	—	0.2
Changes due to foreign currency translation	0.1	—	0.1

Balance at December 31, 2012	$98.5	$(1.5)	$97.0
Impairment charge	—	(6.8)	(6.8)
Changes in purchase price allocation	2.0	—	2.0
Changes due to foreign currency translation	(0.2)	—	(0.2)

Balance at December 31, 2013	$100.3	$(8.3)	$92.0

In 2012, the Company recognized $0.2 million of goodwill related to the Açofran acquisition, which is not deductible for income tax purposes.

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

Based on our October 1, 2013 annual goodwill impairment test, we determined there was no additional impairment in 2013.

Note 8: Restructuring and Other Charges

The following summarizes restructuring accrual activity for the years ended December 31, 2013, 2012 and 2011:

	Employee Related Costs	Tenancy and Other Costs	Total Restructuring Costs
	(In millions)
Balance at January 1, 2011	$0.1	$0.2	$0.3
Restructuring charges	11.1	—	11.1
Cash payments	(5.3)	(0.2)	(5.5)
Adjustments for pension and other post-retirement termination non-cash charges	(1.4)	—	(1.4)

Balance at December 31, 2011	$4.5	$—	$4.5
Restructuring charges	1.3	0.2	1.5
Reduction to reserve	(0.4)	—	(0.4)
Cash payments	(4.4)	(0.2)	(4.6)

Balance at December 31, 2012	$1.0	$—	$1.0
Restructuring charges	—	2.1	2.1
Reduction to reserve	(0.2)	—	(0.2)
Cash payments	(0.7)	(0.5)	(1.2)

Balance at December 31, 2013	$0.1	$1.6	$1.7

2013

In 2013, the Company recorded a charge of $2.1 million related to a facility closure. The charge consists of tenancy-related costs, primarily future lease payments. In 2012, the Company recorded a $1.3 million charge for employee-related costs for this facility closure, which is discussed below. In 2013, the Company also recorded a $0.2 million reduction to the reserve for employee-related costs and credited restructuring and other charges in the Consolidated Statements of Operations. During 2013, the Company paid $0.7 million for employee-related costs and $0.5 million for tenancy-related costs for this facility closure. The remaining tenancy-related costs of $1.6 million are expected to be paid through 2019. The remaining $0.1 million balance in employee-related costs is expected to be paid during the first half of 2014.

2012

In 2012, the Company recorded a charge of $1.3 million related to the closure of one of its facilities. The charge consists of employee-related costs, primarily severance for 42 employees. In the fourth quarter of 2012, the Company paid $0.3 million in employee costs related to this facility closure.

During 2012, the Company paid $4.0 million in employee costs and $0.2 million in tenancy costs related to its October 2011 reorganization plan. The Company also recorded a $0.4 million reduction to this reorganization reserve for employee-related costs and recorded a charge of $0.2 million related to tenancy costs. The $0.2 million net credit reduced the reserve for the October 2011 reorganization to zero and was credited to restructuring and other charges in the Consolidated Statements of Operations.

In 2012, the Company paid the remaining $0.1 million of employee costs related to the facility closed in the fourth quarter of 2010.

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

During 2011, the Company paid the remaining $0.2 million of tenancy and other costs related to the exit plan liability recorded on October 19, 2007.

Note 9: Debt

Long-term debt consisted of the following at December 31, 2013 and 2012:

	At December 31,
	2013	2012
	(In millions)
Ryerson Secured Credit Facility	$369.1	$383.5
9% Senior Secured Notes due 2017	600.0	600.0
11 1⁄4% Senior Notes due 2018	300.0	300.0
Foreign debt	25.7	21.9

Total debt	1,294.8	1,305.4
Less:
Short-term credit facility borrowings	6.6	13.5
Foreign debt	25.7	21.8

Total long-term debt	$1,262.5	$1,270.1

The principal payments required to be made on debt during the next five fiscal years are shown below:

Amount
(In millions)
For the year ended December 31, 2014	$25.7
For the year ended December 31, 2015	—
For the year ended December 31, 2016	—
For the year ended December 31, 2017	969.1
For the year ended December 31, 2018	300.0
For the years ended thereafter	—

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At December 31, 2013, Ryerson had $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available under the $1.35 billion Ryerson Credit Facility compared to $383.5 million of outstanding borrowings, $27 million of letters of credit issued and $293 million available at December 31, 2012. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.1 percent and 2.6 percent at December 31, 2013 and December 31, 2012, respectively.

The total $1.35 billion revolving credit facility has an allocation of $1.215 billion to Ryerson’s subsidiaries in the United States and an allocation of $135 million to Ryerson Canada. Amounts outstanding under the U.S. facility bear interest at a rate determined by reference to the base rate (Bank of America’s prime rate) or a LIBOR rate or, for the Canadian facility a rate determined by reference to the Canadian base rate (Bank of America-Canada Branch’s “Base Rate” for loans in U.S. Dollars in Canada) or the BA rate (average annual rate applicable to Canadian Dollar bankers’ acceptances) or a LIBOR rate and the Canadian prime rate (Bank of America-Canada Branch’s “Prime Rate.”). The spread over the base rate and Canadian prime rate is between 0.50% and 1.00% and the spread over the LIBOR and for the bankers’ acceptances is between 1.50% and 2.00%, depending on the amount available to be borrowed. The spread was fixed at 0.75% over the base rate and Canadian prime rate and 1.75% over the LIBOR rate and bankers’ acceptance rate through December 31, 2013. Overdue amounts and all amounts owed during the existence of a default bear interest at 2% above the rate otherwise applicable thereto. The Company also pays commitment fees on amounts not borrowed at a rate between 0.25% and 0.375% depending on the average borrowings as a percentage of the total $1.35 billion agreement during a rolling three month period.

Borrowings under the Ryerson Credit Facility are secured by (i) in the case of the U.S. facility, first-priority liens on all of the inventory, accounts receivable, lockbox accounts (excluding any proceeds therein of collateral securing the 2017 Notes on a first priority lien basis) and related U.S. assets of Ryerson, the U.S. subsidiary borrowers and certain other U.S. subsidiaries of Ryerson that act as guarantors, and (ii) in the case of the Canadian facility, the assets securing the U.S. Facility and also first priority liens on all of the inventory, accounts receivable, lockbox accounts and related assets of Ryerson’s Canadian subsidiary borrower and its Canadian subsidiaries that act as guarantors thereof.

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

The 2017 Notes will become redeemable by the Company, in whole or in part, at any time on or after April 15, 2015 (the “2017 Redemption Date”) and the 2018 Notes will become redeemable, in whole or in part, at any time on or after October 15, 2015 (the “2018 Redemption Date”), in each case at specified redemption prices. The 2017 and 2018 Notes are redeemable prior to such dates, as applicable, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, to the redemption date, plus a make-whole premium. Additionally, we may redeem up to 35% of each of the 2017 and 2018 Notes prior to the 2017 Redemption Date or 2018 Redemption Date, as applicable, with net cash proceeds from certain equity offerings at a price equal to (a) 109.000%, with respect to the 2017 Notes and (b) 111.250%, with respect to the 2018 Notes, of the principal amount thereof, plus any accrued and unpaid interest. If a change of control occurs, Ryerson must offer to purchase the 2017 and 2018 Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

The Company used the net proceeds from the 2017 and 2018 Notes (i) to repay in full the 14  1⁄2 Senior Discount Notes due 2015 (“Ryerson Holding Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (ii) to repay in full the Company’s outstanding Floating Rate Senior Secured Notes due November 1, 2014 (“2014 Notes” and, together with the 2015 Notes, the “Ryerson Notes”), plus accrued and unpaid interest thereon up to, but not including, the repayment date, (iii) to repay outstanding indebtedness under the Ryerson Credit Facility and (iv) to pay related fees, expenses and premiums.

2014 and 2015 Notes

As of November 1, 2012, all of the Ryerson Notes were repurchased or redeemed and cancelled. The Company recorded a $17.2 million loss on the repurchase and cancellation of debt related to the Ryerson Notes within other income and (expense), net on the Consolidated Statements of Operations.

During 2011, $7.5 million principal amount of the 2015 Notes were repurchased for $7.7 million and retired, resulting in the recognition of a $0.2 million loss within other income and (expense), net on the Consolidated Statements of Operations.

Foreign Debt

At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment. At December 31, 2012, Ryerson China’s total foreign borrowings were $21.4 million, which were owed to banks in Asia at a weighted average interest rate of 4.8% and secured by inventory and property, plant and equipment. At December 31, 2013, Açofran had no borrowings. At December 31, 2012, Açofran’s total foreign borrowings were $0.5 million, which were owed to foreign banks at a weighted average interest rate of 11.2%.

Availability under the foreign credit lines was $22 million and $21 million at December 31, 2013 and December 31, 2012, respectively. Letters of credit issued by our foreign subsidiaries totaled $4 million and $8 million at December 31, 2013 and December 31, 2012, respectively.

Ryerson Holding Notes

In 2012, the Company made a distribution of $344.9 million to Ryerson Holding to repay in full the Ryerson Holding Notes, plus accrued and unpaid interest thereon up to, but not including, the repayment date. As of November 1, 2012, all of the Ryerson Holding Notes were repurchased or redeemed and cancelled.

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

Effective January 1, 1998, the Company froze the benefits accrued under its defined benefit pension plan for certain salaried employees and instituted a defined contribution plan. Effective March 31, 2000, benefits for certain salaried employees of J. M. Tull Metals Company and AFCO Metals, subsidiaries that were merged into JT Ryerson, were similarly frozen, with the employees becoming participants in the Company’s defined contribution plan. Salaried employees who vested in their benefits accrued under the defined benefit plan at December 31, 1997 and March 31, 2000, are entitled to those benefits upon retirement. For the years ended December 31, 2013, 2012 and 2011, expense recognized for its defined contribution plans was $6.9 million, $6.8 million and $7.0 million, respectively.

In 2012, the Company amended the terms of one of our Canadian post-retirement medical and life insurance plans which effectively eliminated benefits to a group of employees unless these individuals agreed to retire by December 31, 2015. These actions meet the definition of a curtailment under FASB ASC 715-30-15 and resulted in a curtailment gain of $1.7 million for the year ended December 31, 2012.

The Company has other deferred employee benefit plans, including supplemental pension plans, the liability for which totaled $16.6 million and $18.5 million at December 31, 2013 and 2012, respectively.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate for calculating obligations	4.80%	4.00%	4.90%
Discount rate for calculating net periodic benefit cost	4.00	4.90	5.35
Expected rate of return on plan assets	8.20	8.75	8.75
Rate of compensation increase – benefit obligations	2.80	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

The expected rate of return on U.S. plan assets is 8.00% for 2014.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily health care, for U.S. plans were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate for calculating obligations	4.35%	3.60%	4.60%
Discount rate for calculating net periodic benefit cost	3.60	4.60	5.25
Rate of compensation increase – benefit obligations	2.80	3.00	3.00
Rate of compensation increase – net periodic benefit cost	3.00	3.00	3.00

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Pension Benefits for Canadian plans were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate for calculating obligations	4.60%	4.20%	4.75%
Discount rate for calculating net periodic benefit cost	4.20	4.75	5.25
Expected rate of return on plan assets	6.50	6.50	7.00
Rate of compensation increase	3.50	3.50	3.50

The expected rate of return on Canadian plan assets is 6.50% for 2014.

The assumptions used to determine benefit obligations at the end of the periods and net periodic benefit costs for the Other Postretirement Benefits, primarily healthcare, for Canadian plans were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate for calculating obligations	4.40%	4.10%	4.80%
Discount rate for calculating net periodic benefit cost	4.10	4.80	5.25
Rate of compensation increase	3.50	3.50	3.50

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$930	$856	$130	$143
Service cost	3	3	1	1
Interest cost	36	41	4	6
Plan amendments	—	—	—	(11)
Actuarial (gain) loss	(68)	81	(7)	6
Special termination benefits	—	1	—	—
Effect of changes in exchange rates	(4)	1	(1)	1
Curtailment gain	—	—	—	(2)
Benefits paid (net of participant contributions and Medicare subsidy)	(55)	(53)	(13)	(14)

Benefit obligation at end of year	$842	$930	$114	$130

Accumulated benefit obligation at end of year	$838	$925	N/A	N/A

Change in Plan Assets
Plan assets at fair value at beginning of year	$560	$497	$—	$—
Actual return on plan assets	89	69	—	—
Employer contributions	48	46	14	15
Effect of changes in exchange rates	(3)	1	—	—
Benefits paid (net of participant contributions)	(55)	(53)	(14)	(15)

Plan assets at fair value at end of year	$639	$560	$—	$—

Reconciliation of Amount Recognized
Funded status	$(203)	$(370)	$(114)	$(130)

Amounts recognized in balance sheet consist of:
Current liabilities	$—	$—	$(12)	$(13)
Non-current liabilities	(203)	(370)	(102)	(117)

Net benefit liability at the end of the year	$(203)	$(370)	$(114)	$(130)

Canadian benefit obligations represented $55 million and $60 million of the Company’s total Pension Benefits obligations at December 31, 2013 and 2012, respectively. Canadian plan assets represented $47 million and $48 million of the Company’s total plan assets at fair value at December 31, 2013 and 2012, respectively. In addition, Canadian benefit obligations represented $15 million and $16 million of the Company’s total Other Benefits obligation at December 31, 2013 and 2012, respectively.

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consist of the following:

	At December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In millions)
Amounts recognized in accumulated other comprehensive income (loss), pre–tax, consists of
Net actuarial (gain) loss	$276	$403	$(73)	$(73)
Prior service cost (credit)	2	1	(10)	(12)

Total	$278	$404	$(83)	$(85)

Net actuarial losses of $10.4 million and prior service costs of $0.2 million for pension benefits and net actuarial gains of $7.9 million and prior service credits of $1.6 million for other postretirement benefits are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year.

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2013 and 2012 consist of the following:

	Year Ended December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In millions)
Amounts recognized in other comprehensive income (loss),
pre–tax, consists of
Net actuarial loss (gain)	$(112)	$58	$(7)	$6
Amortization of net actuarial loss (gain)	(14)	(11)	7	8
Prior service cost (credit)	—	—	2	(11)

Total	$(126)	$47	$2	$3

For benefit obligation measurement purposes for U.S. plans at December 31, 2013, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7.5 percent, grading down to 5 percent in 2020, the level at which it is expected to remain. At December 31, 2013 the rate for participants over 65 was 7.25 percent, grading down to 5 percent in 2018, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2012, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7 percent, grading down to 5 percent in 2020, the level at which it is expected to remain. At December 31, 2012 the rate for participants over 65 was 6.5 percent, grading down to 5 percent in 2018, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain. For measurement purposes for U.S. plans at December 31, 2011, the annual rate of increase in the per capita cost of covered health care benefits was 8.0 percent for all participants, grading down to 5 percent in 2017, the level at which it is expected to remain.

For benefit obligation measurement purposes for Canadian plans at December 31, 2013 and December 31, 2012, the annual rate of increase in the per capita cost of covered health care benefits was 8 percent per annum, grading down to 4.5 percent in 2033, the level at which it is expected to remain. For measurement purposes for Canadian plans at December 31, 2011, the annual rate of increase in the per capita cost of covered health care benefits was 12 percent per annum, grading down to 5 percent in 2023, the level at which it is expected to remain.

The components of the Company’s net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	(In millions)
Components of net periodic benefit cost
Service cost	$3	$3	$3	$1	$1	$1
Interest cost	36	41	42	4	6	8
Expected return on assets	(45)	(45)	(47)	—	—	—
Recognized actuarial loss (gain)	14	11	6	(7)	(7)	(4)
Amortization of prior service credit	—	—	—	(2)	—	—
Special termination benefits	—	—	1	—	—	1
Curtailment gain	—	—	—	—	(2)	—

Net periodic benefit cost (credit)	$8	$10	$5	$(4)	$(2)	$6

The assumed health care cost trend rate has an effect on the amounts reported for the health care plans. For purposes of determining net periodic benefit cost for U.S plans, the annual rate of increase in the per capita cost of covered health care benefits for participants under 65 was 7 percent, grading down to 5 percent in 2020, the level at which it is expected to remain. At December 31, 2013 the rate for participants over 65 was 6.5 percent, grading down to 5 percent in 2018, plus a risk adjustment of 0.6 percent grading down to zero percent in 2062, the level at which it is expected to remain. For purposes of determining net periodic benefit cost for Canadian plans, the annual rate of increase in the per capita cost of covered health care benefits was 8 percent for the year ended December 31, 2013, grading down to 4.5 percent in 2033.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% increase	1% decrease
	(In millions)
Effect on service cost plus interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	4.1	(3.4)

Pension Trust Assets

The expected long-term rate of return on pension trust assets is 6.50% to 8.00% based on the historical investment returns of the trust, the forecasted returns of the asset classes and a survey of comparable pension plan sponsors.

The Company’s pension trust weighted-average asset allocations at December 31, 2013 and 2012, by asset category are as follows:

	Trust Assets at December 31,
	2013	2012
Equity securities	70%	64%
Debt securities	19	22
Real Estate	3	3
Other	8	11

Total	100.0%	100.0%

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

The approved target ranges and allocations as of the December 31, 2013 measurement date were as follows:

	Range	Target
Equity securities	35-85%	63%
Debt securities	10-30	22
Real Estate	0-10	9
Other	0-10	6

Total		100%

The fair value of Ryerson’s pension plan assets at December 31, 2013 by asset category are as follows: See Note 16 for the definitions of Level 1, 2, and 3 fair value measurements.

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$11.9	$11.9	$—	$—
Equity securities:
US large cap	158.9	—	158.9	—
US small/mid cap	62.6	—	62.6	—
Canadian large cap	5.7	—	5.7	—
Canadian small cap	1.4	—	1.4	—
Other international companies	218.8	—	218.8	—
Fixed income securities:
Investment grade debt	118.8	—	118.8	—
Other types of investments:
Commodity funds	1.4	—	1.4	—
Multi-strategy funds	28.6	—	—	28.6
Private equity funds	12.7	—	—	12.7
Real estate	18.1	—	17.5	0.6

Total	$638.9	$11.9	$585.1	$41.9

The fair value of Ryerson’s pension plan assets at December 31, 2012 by asset category are as follows:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3
	(In millions)
Cash and cash equivalents	$11.1	$11.1	$—	$—
Equity securities:
US large cap	121.0	—	121.0	—
US small/mid cap	45.4	—	45.4	—
Canadian large cap	6.4	—	6.4	—
Canadian small cap	1.6	—	1.6	—
Other international companies	183.1	—	183.1	—
Fixed income securities:
Investment grade debt	122.7	—	122.7	—
Other types of investments:
Commodity funds	1.5	—	1.5	—
Multi-strategy funds	26.7	—	—	26.7
Private equity funds	22.5	—	—	22.5
Real estate	17.7	—	17.0	0.7

Total	$559.7	$11.1	$498.7	$49.9

The pension assets classified as Level 2 investments in both 2013 and 2012 are part of common collective trust investments.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Multi- Strategy Hedge funds	Private Equity Funds	Real Estate	Total
	(In millions)
Beginning balance at January 1, 2011	$6.0	$31.5	$3.8	$41.3
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	0.3	0.2	0.7
Relating to assets sold during the period	—	0.7	(0.2)	0.5
Purchases	—	1.4	—	1.4
Sales	(3.5)	(5.6)	(1.3)	(10.4)

Ending balance at December 31, 2011	$2.7	$28.3	$2.5	$33.5
Actual return on plan assets:
Relating to assets still held at the reporting date	1.7	0.5	(0.3)	1.9
Relating to assets sold during the period	(0.5)	2.4	0.8	2.7
Purchases	25.0	0.5	—	25.5
Sales	(2.2)	(9.2)	(2.3)	(13.7)

Ending balance at December 31, 2012	$26.7	$22.5	$0.7	$49.9
Actual return on plan assets:
Relating to assets still held at the reporting date	1.9	(1.1)	—	0.8
Relating to assets sold during the period	—	2.6	0.1	2.7
Sales	—	(11.3)	(0.2)	(11.5)

Ending balance at December 31, 2013	$28.6	$12.7	$0.6	$41.9

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

Contributions

The Company contributed $48.0 million, $45.9 million, and $43.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, to improve the funded status of the plans. The Company anticipates that it will have a minimum required pension contribution funding of approximately $68 million in 2014.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
	(In millions)
2014	$56.5	$12.7
2015	56.9	11.6
2016	57.3	11.1
2017	57.6	10.4
2018	57.9	9.8
2019-2023	291.3	40.1

Multiemployer Pension and Other Postretirement Plans

Ryerson participates in two multiemployer pension plans covering 66 employees at 4 locations. Total contributions to the plans were $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Ryerson’s contributions represent less than 5% of the total contributions to the plans. Ryerson maintains positive employee relations at all locations. During 2012, the Company exited and reentered the pension plan at one of the covered locations in an effort to reduce the overall pension liability. The transaction resulted in a withdrawal liability of $1.0 million, which will be paid over a period of 25 years. The balance of the withdrawal liability as of December 31, 2013 and 2012 was $0.5 million and $0.6 million, respectively. The Company’s participation in these plans is not material to our financial statements.

Note 11: Commitments and Contingencies

Lease Obligations & Other

The Company leases buildings and equipment under noncancellable operating leases expiring in various years through 2025. Future minimum rental commitments are estimated to total $125.1 million, including approximately $25.3 million in 2014, $21.5 million in 2015, $18.6 million in 2016, $14.8 million in 2017, $11.2 million in 2018 and $33.7 million thereafter.

Rental expense under operating leases totaled $32.9 million, $32.6 million, and $30.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

To fulfill contractual requirements for certain customers in 2014, the Company has entered into certain fixed-price noncancellable contractual obligations. These purchase obligations aggregated to $43.3 million at December 31, 2103 with $42.2 million to be paid in 2014 and $1.1 million to be paid in 2015.

Concentrations of Various Risks

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, available-for-sale investments, derivative instruments, accounts payable, and notes payable. In the case of cash, accounts receivable and accounts payable, the carrying amount on the balance sheet approximates the fair values due to the short-term nature of these instruments. The available-for-sale investments in common stock are adjusted to fair value each period with unrealized gains and losses recorded within accumulated other comprehensive income. The derivative instruments are marked to market each period. The fair value of notes payable is disclosed in Note 16.

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

The Company has signed supply agreements with certain vendors which may obligate the Company to make cash deposits based on the spot price of aluminum at the end of each month. These cash deposits offset amounts payable to the vendor when inventory is received. We made no cash deposits for the year ended December 31, 2013. We have no exposure as of December 31, 2013.

Approximately 12% of our total labor force is covered by collective bargaining agreements. There are collective bargaining agreements that will expire in fiscal 2014, which covers 4% of our total labor force. We believe that our overall relationship with our employees is good.

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

On December 27, 2011, Nancy Hoffman, Mark Hoffman, and Karen Hoffman (collectively, the “plaintiffs”) filed a sixth amended complaint in the Circuit Court of Cook County, Illinois naming JT Ryerson and three other entities as defendants (collectively, the “defendants”) in a lawsuit (Nancy Hoffman, et.al. v. Dorlan Crane, et.al.). That complaint asserted negligence and loss of consortium counts against the defendants for personal injuries allegedly suffered by plaintiffs resulting from a motor vehicle accident. On February 10, 2012, a jury returned a verdict against the defendants and awarded damages totaling $27.7 million for which the defendants are purportedly jointly and severally liable. On August 28, 2012, our post-trial motion was denied. On September 24, 2012, we filed our Notice of Appeal to the Appellate Court of Illinois, First Judicial District. That appeal is now fully briefed and we are awaiting either oral argument (which has been requested) or a decision. Any potential loss ranges from zero to $27.7 million plus interest. We believe that any loss will be covered by insurance. At this time, the Company cannot predict the likely outcome of this matter.

In October 2011, the United States Environmental Protection Agency named us as one of more than 100 businesses that may be a potentially responsible party for the Portland Harbor Superfund Site (“Portland Harbor”). We do not currently have sufficient information available to us to determine the total cost of any required investigation or remediation of the Portland Harbor site and therefore, management cannot predict the ultimate outcome of this matter or estimate a range of potential loss at this time.

There are various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at December 31, 2013 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 12: Related Parties

The Company pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee was $5.0 million for each of the years ended December 31, 2013, 2012 and 2011.

In the fourth quarters of 2013 and 2012, the Company declared and made distributions to Ryerson Holding of $6.6 million and $35.0 million, respectively. In the fourth quarter of 2012, Company declared and made an additional distribution of $344.9 million to Ryerson Holding to repay the Ryerson Holding Notes plus accrued interest.

Note 13: Sales by Product

The Company derives substantially all of its sales from the distribution of metals. The following table shows the Company’s percentage of sales by major product line:

	Year Ended December 31,
Product Line	2013	2012	2011
	(Percentage of Sales)
Carbon Steel Flat	26%	25%	27%
Carbon Steel Plate	11	13	11
Carbon Steel Long	15	15	10
Stainless Steel Flat	16	15	18
Stainless Steel Plate	4	4	4
Stainless Steel Long	3	4	4
Aluminum Flat	15	14	15
Aluminum Plate	3	3	3
Aluminum Long	4	4	4
Other	3	3	4

Total	100%	100%	100%

No customer accounted for more than 2 percent of Company sales for the years ended December 31, 2013, 2012 and 2011. The top ten customers accounted for less than 11 percent of its sales for the year ended December 31, 2013. A significant majority of the Company’s sales are attributable to its U.S. operations and a significant majority of its long-lived assets are located in the United States. The only operations attributed to foreign countries relate to the Company’s subsidiaries in Canada, China, Mexico and Brazil, which in aggregate comprised 14 percent, 13 percent, and 14 percent of the Company’s sales during the years ended December 31, 2013, 2012 and 2011, respectively; Canadian, Chinese, Mexican and Brazilian assets were 16 percent, 16 percent and 15 percent of total Company assets at December 31, 2013, 2012 and 2011, respectively.

Note 14: Other Matters

Equity Investment

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

Note 15: Compensation Plan

Participation Plan

In 2009, Ryerson Holding adopted the 2009 Participation Plan (as amended and restated, the “Participation Plan”). The purpose of the Participation Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement, which typically vest over 44 months. The Participation Plan may be altered, amended or terminated by the Company at any time. All performance units will terminate upon termination of the Participation Plan or expiration on March 31, 2014. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Participation Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. As of December 31, 2013, 87,500,000 units have been authorized. As of December 31,2012, 37,187,500 units were outstanding and vested. In 2013, 35,875,000 units were granted and 8,750,000 units were forfeited. As of December 31, 2013, 64,312,500 units were outstanding and 38,937,500 units have vested as of the date hereof. The Company is accounting for this Participation Plan in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date was zero. The fair value of the performance units at December 31, 2013, which included accumulated cash distributions from 2009 through 2013 of $305.3 million, was zero.

Note 16: Derivatives and Fair Value Measurements

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheet as of December 31, 2013 and 2012:

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In millions)
Derivatives not designated as hedging instruments under ASC 815
Commodity contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.2	Other accrued liabilities	$0.2	Other accrued liabilities	$—

As of December 31, 2013 and 2012, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $2.2 million and $0.7 million, respectively. As of December 31, 2013 and 2012, the Company had 131 tons and 182 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of December 31, 2013 and 2012, the Company had 4,600 tons and 1,300 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 195 tons and 80 tons as of December 31, 2013 and 2012, respectively.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

		Amount of Gain/ (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivative	2013	2012	2011
		(In millions)
Foreign exchange contracts	Other income and (expense), net	$—	$0.1	$0.2
Commodity contracts	Cost of materials sold	(0.3)	1.3	(1.9)
Natural gas commodity contracts	Warehousing, delivery, selling, general and administrative	—	—	(0.1)

Total		$(0.3)	$1.4	$(1.8)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013:

	At December 31, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$39.9	$—	$—

Prepaid and other current assets:
Common stock – available-for-sale investment	$20.7	$—	$—

Liabilities
Mark-to-market derivatives:
Commodity contracts	$—	$0.2	$—

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2013:

	At December 31, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale (Note 5)	$—	$4.7	$—

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2012:

	At December 31, 2012
	Level 1	Level 2	Level 3
	(In millions)
Assets
Other current assets – assets held for sale (Note 5)	$—	$3.6	$—

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

	At December 31, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$74.0	$74.0	$70.8	$70.8
Restricted cash	1.8	1.8	3.9	3.9
Receivables less provision for allowances, claims and doubtful accounts	385.4	385.4	396.7	396.7
Accounts payable	207.2	207.2	196.2	196.2
Long-term debt, including current portion	1,294.8	1,348.8	1,305.4	1,296.4

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

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. As of December 31, 2013, the investment was in a gross unrealized gain position. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of December 31, 2013 can be summarized as follows:

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

The Company’s available-for-sale securities as of December 31, 2012 can be summarized as follows:

	At December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

There is no maturity date for this investment and there have been no sales for the years ended December 31, 2013, 2012, and 2011.

Note 17: Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2013	$(5.4)	$(251.6)	$3.3
Other comprehensive loss before reclassifications	(12.9)	80.1	—
Amounts reclassified from accumulated other comprehensive income	—	(3.4)	—

Net current-period other comprehensive income (loss)	(12.9)	76.7	—

Balance at December 31, 2013	$(18.3)	$(174.9)	$3.3

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Year Ended December 31, 2013
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial gain	$(6.6)	Warehousing, delivery, selling, general and administrative
Prior service cost	1.4	Warehousing, delivery, selling, general and administrative

Total before tax	(5.2)
Tax provision	1.8

Net of tax	$(3.4)

Note 18: Income Taxes

The elements of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) before income tax:
U.S.	$36.1	$103.8	$27.9
Foreign	(21.6)	(7.2)	(4.8)

	$14.5	$96.6	$23.1

Current income taxes:
Federal	$(0.5)	$0.5	$(5.2)
Foreign	(0.2)	(0.6)	5.9
State	0.6	3.1	0.5

	(0.1)	3.0	1.2
Deferred income taxes	(65.3)	(10.2)	(12.7)

Total tax provision (benefit)	$(65.4)	$(7.2)	$(11.5)

Income taxes differ from the amounts computed by applying the federal tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Federal income tax expense (benefit) computed at statutory tax rate of 35%	$5.1	$33.8	$8.1
Additional taxes or credits from:
State and local income taxes, net of federal income tax effect	3.2	4.7	4.5
Non-deductible expenses and non-taxable income	5.1	1.9	(1.1)
Foreign income not includable in federal taxable income	2.0	(0.8)	6.3
Effect of acquisition related elections and settlements (1)	(2.2)	(7.1)	—
Valuation allowance changes (net) (2)	(76.8)	(41.0)	(30.1)
All other, net	(1.8)	1.3	0.8

Total income tax provision (benefit)	$(65.4)	$(7.2)	$(11.5)

(1)	Includes a $8.5 million deferred tax benefit related to a tax election corresponding with the acquisition of Turret, for which an offsetting valuation allowance was also recorded in 2012.
(2)	The 2012 change in valuation allowance includes a benefit from the use of U.S. federal and state net operating loss carryforwards totaling approximately $22 million.

The components of the deferred income tax assets and liabilities arising under FASB ASC 740, “Income Taxes” (“ASC 740”) were as follows:

	At December 31,
	2013	2012
	(In millions)
Deferred tax assets:
AMT tax credit carryforwards	$31	$31
Post-retirement benefits other than pensions	43	49
Federal and foreign net operating loss carryforwards	25	18
State net operating loss carryforwards	7	7
Pension liability	74	143
Other deductible temporary differences	16	17
Less: valuation allowances	(18)	(95)

	$178	$170

Deferred tax liabilities:
Fixed asset basis difference	$107	$112
Inventory basis difference	129	130
Other intangibles	15	11

	251	253

Net deferred tax liability	$(73)	$(83)

The Company recognized a total net tax benefit of $76.8 million related to 2013 changes in valuation allowance. As described in Note 1, the Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of Ryerson’s ability to earn future profits. Combined with Ryerson’s projections of future income providing additional subjective evidence of Ryerson’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable.

The Company had available at December 31, 2013, federal AMT credit carryforwards of approximately $31 million, which may be used indefinitely to reduce regular federal income taxes.

The Company’s deferred tax assets also include $15 million related to U.S. federal net operating loss (“NOL”) carryforwards which expire in 17 years, $7 million related to state NOL carryforwards which expire generally in 1 to 20 years and $10 million related to foreign NOL carryforwards which expire in 1 to 5 years, available at December 31, 2013.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding tax has been made in our consolidated financial statements related to the indefinitely reinvested earnings. At December 31, 2013, the Company had approximately $74 million of undistributed foreign earnings on which no U.S. tax expense has been recorded, predominately in Canada. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits and foreign withholding taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is predominately dependent upon the availability of tax credits in the U.S., which is dependent on a number of factors including the timing of future distributions, the mix of distributions and the amount of both U.S. and non-U.S. source income in future years. Modeling of the many future potential scenarios and the related unrecognized deferred tax liability is therefore not practicable. None of the Company’s other foreign subsidiaries have a material amount of assets available for repatriation.

The Company’s foreign subsidiaries in Canada and China held approximately $53 million and $8 million, respectively, in cash and short term investments at the end of 2013 that, if repatriated, would cause the Company to accrue additional U.S. income taxes. The Company does not intend to repatriate these funds.

The Company accounts for uncertain income tax positions in accordance with ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(In millions)
Unrecognized tax benefits balance at January 1, 2011	$5.8
Gross increases – tax positions in current periods	1.1
Settlements and closing of statute of limitations	(0.9)

Unrecognized tax benefits balance at December 31, 2011	$6.0
Gross increases – tax positions in current periods	2.0

Unrecognized tax benefits balance at December 31, 2012	$8.0
Gross increases – tax positions in current periods	0.4
Settlements and closing of statute of limitations	(0.6)

Unrecognized tax benefits balance at December 31, 2013	$7.8

Ryerson and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2009. Substantially all state and local income tax matters have been concluded through 2006. However, a change by a state in subsequent years would result in an insignificant change to the Company’s state tax liability. The Company has substantially concluded foreign income tax matters through 2009 for all significant foreign jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, we had approximately $0.7 million and $0.7 million of accrued interest related to uncertain tax positions, respectively. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $5.3 million and $8.0 million as of December 31, 2013 and 2012, respectively.

The Company and its U.S. subsidiaries are included in the consolidated federal income tax return with its parent company, Ryerson Holding. Income taxes have been computed as if the Company filed a separate income tax return.

Note 19: Condensed Consolidating Financial Statements

On October 10, 2012, Ryerson issued the 2017 and 2018 Notes. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility. Each guarantor of the 2017 and 2018 Notes is 100% owned by Ryerson and the guarantees are joint and several. Ryerson Inc. may only pay dividends to Ryerson Holding to the extent of 50% of future net income, once prior losses are offset. Presented below is the condensed consolidating financial information of Ryerson and its subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$2,916.0	$2,387.0	$471.4	$(2,314.1)	$3,460.3
Cost of materials sold	—	2,412.8	2,341.2	403.8	(2,314.1)	2,843.7

Gross profit	—	503.2	45.8	67.6	—	616.6
Warehousing, delivery, selling, general and administrative expenses	5.1	368.2	24.7	81.5	—	479.5
Restructuring and other charges	—	—	—	1.9	—	1.9
Impairment charges on fixed assets and goodwill	—	3.2	—	6.8	—	10.0

Operating profit (loss)	(5.1)	131.8	21.1	(22.6)	—	125.2
Other income and (expense), net	(4.4)	0.3	—	3.9	—	(0.2)
Interest and other expense on debt	(15.3)	(92.2)	—	(3.0)	—	(110.5)
Intercompany transactions:
Interest expense on intercompany loans	(26.9)	—	—	—	26.9	—
Interest income on intercompany loans	—	19.0	7.9	—	(26.9)	—

Income (loss) before income taxes	(51.7)	58.9	29.0	(21.7)	—	14.5
Provision (benefit) for income taxes	(31.0)	(49.8)	16.2	(0.8)	—	(65.4)
Equity in (earnings) loss of subsidiaries	(106.4)	(16.4)	7.1	—	115.7	—

Net income (loss)	85.7	125.1	5.7	(20.9)	(115.7)	79.9
Less: Net loss attributable to noncontrolling interest	—	—	—	(5.8)	—	(5.8)

Net income (loss) attributable to Ryerson Inc.	$85.7	$125.1	$5.7	$(15.1)	$(115.7)	$85.7

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$3,396.0	$2,827.4	$543.7	$(2,742.4)	$4,024.7
Cost of materials sold	—	2,819.0	2,773.3	465.2	(2,742.4)	3,315.1

Gross profit	—	577.0	54.1	78.5	—	709.6
Warehousing, delivery, selling, general and administrative expenses	4.7	395.5	26.3	81.7	—	508.2
Restructuring and other charges	—	(0.2)	—	1.3	—	1.1
Impairment charges on fixed assets and goodwill	—	1.0	—	—	—	1.0
Pension and other postretirement benefits curtailment gain	—	—	—	(1.7)	—	(1.7)

Operating profit (loss)	(4.7)	180.7	27.8	(2.8)	—	201.0
Other income and (expense), net	(16.8)	0.2	—	(1.4)	—	(18.0)
Interest and other expense on debt	(62.4)	(20.9)	—	(3.1)	—	(86.4)
Intercompany transactions:
Interest expense on intercompany loans	(53.5)	(39.7)	—	—	93.2	—
Interest income on intercompany loans	—	—	93.2	—	(93.2)	—

Income (loss) before income taxes	(137.4)	120.3	121.0	(7.3)	—	96.6
Provision (benefit) for income taxes	(52.1)	(0.5)	45.2	0.2	—	(7.2)
Equity in (earnings) loss of subsidiaries	(194.6)	(46.0)	4.0	—	236.6	—

Net income (loss)	109.3	166.8	71.8	(7.5)	(236.6)	103.8
Less: Net loss attributable to noncontrolling interest	—	—	—	(5.5)	—	(5.5)

Net income (loss) attributable to Ryerson Inc.	$109.3	$166.8	$71.8	$(2.0)	$(236.6)	$109.3

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$4,093.4	$3,326.1	$645.0	$(3,334.7)	$4,729.8
Cost of materials sold	—	3,560.9	3,288.4	556.4	(3,334.7)	4,071.0

Gross profit	—	532.5	37.7	88.6	—	658.8
Warehousing, delivery, selling, general and administrative expenses	5.2	442.8	5.4	86.4	—	539.8
Restructuring and other charges	—	10.0	—	1.1	—	11.1
Impairment charges on fixed assets and goodwill	—	7.8	—	1.5	—	9.3

Operating profit (loss)	(5.2)	71.9	32.3	(0.4)	—	98.6
Other income and (expense), net	(0.2)	6.0	—	(1.2)	—	4.6
Interest and other expense on debt	(76.6)	(0.1)	—	(3.4)	—	(80.1)
Intercompany transactions:
Interest expense on intercompany loans	(42.0)	(37.6)	—	—	79.6	—
Interest income on intercompany loans	—	—	79.6	—	(79.6)	—

Income (loss) before income taxes	(124.0)	40.2	111.9	(5.0)	—	23.1
Provision (benefit) for income taxes	(51.9)	1.1	33.2	6.1	—	(11.5)
Equity in (earnings) loss of subsidiaries	(115.0)	(65.5)	8.7	—	171.8	—

Net income (loss)	42.9	104.6	70.0	(11.1)	(171.8)	34.6
Less: Net loss attributable to noncontrolling interest	—	—	—	(8.3)	—	(8.3)

Net income (loss) attributable to Ryerson Inc.	$42.9	$104.6	$70.0	$(2.8)	$(171.8)	$42.9

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$149.5	$199.9	$5.7	$(31.7)	$(179.5)	$143.9
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(5.6)	—	(5.6)

Comprehensive income (loss) attributable to Ryerson Inc.	$149.5	$199.9	$5.7	$(26.1)	$(179.5)	$149.5

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$71.9	$136.1	$79.6	$(5.0)	$(216.6)	$66.0
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(5.9)	—	(5.9)

Comprehensive income (loss) attributable to Ryerson Inc.	$71.9	$136.1	$79.6	$0.9	$(216.6)	$71.9

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2011

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Comprehensive income (loss)	$(34.4)	$67.5	$59.8	$(16.7)	$(117.6)	$(41.4)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(7.0)	—	(7.0)

Comprehensive income (loss) attributable to Ryerson Inc.	$(34.4)	$67.5	$59.8	$(9.7)	$(117.6)	$(34.4)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$85.7	$125.1	$5.7	$(20.9)	$(115.7)	$79.9

Non-cash expenses	(23.8)	(6.4)	7.9	15.9	—	(6.4)
Equity in (earnings) loss of subsidiaries	(106.4)	(16.4)	7.1	—	115.7	—
Changes in working capital	625.8	980.3	(1,651.4)	20.1	—	(25.2)

Net adjustments	495.6	957.5	(1,636.4)	36.0	115.7	(31.6)

Net cash provided by (used in) operating activities	581.3	1,082.6	(1,630.7)	15.1	—	48.3

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	523.3	(564.3)	1,486.1	(0.9)	(1,457.7)	(13.5)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	(1,104.8)	(525.8)	144.7	1.6	1,457.7	(26.6)

Net increase (decrease) in cash and cash equivalents	(0.2)	(7.5)	0.1	15.8	—	8.2
Effect of exchange rates	—	—	0.4	(5.4)	—	(5.0)

Net change in cash and cash equivalents	(0.2)	(7.5)	0.5	10.4	—	3.2
Beginning cash and cash equivalents	0.2	15.3	1.9	53.4	—	70.8

Ending cash and cash equivalents	$—	$7.8	$2.4	$63.8	$—	$74.0

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$109.3	$166.8	$71.8	$(7.5)	$(236.6)	$103.8

Non-cash expenses	2.1	46.0	2.9	8.2	—	59.2
Equity in (earnings) loss of subsidiaries	(194.6)	(46.0)	4.0	—	236.6	—
Changes in working capital	1,020.4	(893.8)	(123.8)	20.8	—	23.6

Net adjustments	827.9	(893.8)	(116.9)	29.0	236.6	82.8

Net cash provided by (used in) operating activities	937.2	(727.0)	(45.1)	21.5	—	186.6

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	(2.0)	(30.6)	52.9	0.6	(56.2)	(35.3)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	(938.0)	758.4	(7.5)	(12.5)	56.2	(143.4)

Net increase (decrease) in cash and cash equivalents	(2.8)	0.8	0.3	9.6	—	7.9
Effect of exchange rates	—	—	0.1	1.5	—	1.6

Net change in cash and cash equivalents	(2.8)	0.8	0.4	11.1	—	9.5
Beginning cash and cash equivalents	3.0	14.5	1.5	42.3	—	61.3

Ending cash and cash equivalents	$0.2	$15.3	$1.9	$53.4	$—	$70.8

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$42.9	$104.6	$70.0	$(11.1)	$(171.8)	$34.6

Non-cash expenses	(24.1)	82.0	(15.8)	7.9	—	50.0
Equity in (earnings) loss of subsidiaries	(115.0)	(65.5)	8.7	—	171.8	—
Changes in working capital	265.5	(511.3)	218.4	(2.6)	—	(30.0)

Net adjustments	126.4	(494.8)	211.3	5.3	171.8	20.0

Net cash provided by (used in) operating activities	169.3	(390.2)	281.3	(5.8)	—	54.6

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	97.3	3.4	(158.0)	(10.2)	(47.5)	(115.0)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	(264.1)	386.3	(122.5)	10.7	47.5	57.9

Net increase (decrease) in cash and cash equivalents	2.5	(0.5)	0.8	(5.3)	—	(2.5)
Effect of exchange rates	—	—	—	1.6	—	1.6

Net change in cash and cash equivalents	2.5	(0.5)	0.8	(3.7)	—	(0.9)
Beginning cash and cash equivalents	0.5	15.0	0.7	46.0	—	62.2

Ending cash and cash equivalents	$3.0	$14.5	$1.5	$42.3	$—	$61.3

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$3.5	$1,173.7	$113.0	$235.4	$(283.7)	$1,241.9
Property, plant and equipment net of accumulated depreciation	—	387.8	3.1	61.8	—	452.7
Other noncurrent assets	1,113.0	870.6	321.8	5.8	(2,087.8)	223.4

Total Assets	$1,116.5	$2,432.1	$437.9	$303.0	$(2,371.5)	$1,918.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$259.3	$239.7	$135.0	$110.8	$(283.7)	$461.1
Noncurrent liabilities	999.2	1,200.0	5.3	27.7	(632.1)	1,600.1
Redeemable noncontrolling interest	—	—	—	1.3	—	1.3
Ryerson Inc. stockholders’ equity	(142.0)	992.4	297.6	165.7	(1,455.7)	(142.0)
Noncontrolling interest	—	—	—	(2.5)	—	(2.5)

Total Liabilities and Equity	$1,116.5	$2,432.1	$437.9	$303.0	$(2,371.5)	$1,918.0

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

RYERSON INC. AND SUBSIDIARY COMPANIES

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

SUMMARY BY QUARTER

(In millions)

	Net Sales	Gross Profit	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Ryerson Inc.
2012
First Quarter	$1,121.6	$190.8	$39.8	$37.1	$38.2
Second Quarter (1)	1,090.6	184.0	32.6	29.4	30.6
Third Quarter	962.2	180.5	32.1	31.6	33.5
Fourth Quarter (2)	850.3	154.3	(7.9)	5.7	7.0

Year	$4,024.7	$709.6	$96.6	$103.8	$109.3

2013
First Quarter (3)	$891.1	$155.8	$6.0	$4.9	$7.1
Second Quarter (4)	906.9	158.5	2.4	0.2	1.9
Third Quarter (5)	859.8	155.1	6.2	3.3	4.3
Fourth Quarter (6)	802.5	147.2	(0.1)	71.5	72.4

Year	$3,460.3	$616.6	$14.5	$79.9	$85.7

(1)	Included in the second quarter 2012 results is an impairment charge of $0.9 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(2)	Included in the fourth quarter 2012 results is an impairment charge of $0.1 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell, $1.1 million restructuring charges primarily for employee-related costs resulting from a facility closure, a $17.2 million loss on the redemption of the Ryerson Notes, and a $1.7 million curtailment gain related to an amendment of a Canadian post-retirement medical and life insurance plan. The fourth quarter of 2012 also included an income tax benefit of $15.2 million related to the release of valuation allowance associated with certain state deferred tax assets.
(3)	Included in the first quarter 2013 results is an impairment charge of $0.9 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(4)	Included in the second quarter 2013 results is an impairment charge of $6.8 million to reduce the carrying value of goodwill at a reporting unit to its implied fair value. The second quarter also includes a $2.1 million restructuring charge related to the closure of a facility.
(5)	Included in the third quarter 2013 results is an impairment charge of $1.1 million related to certain assets held for sale to recognize the assets at their fair value less cost to sell.
(6)	Included in the fourth quarter 2013 results is an impairment charge of $1.2 million related to certain assets held for sale to recognize the assets at their appraised fair value less cost to sell and an income tax benefit of $71.6 million, primarily related to a reduction in valuation allowance previously recorded against U.S. deferred tax assets.

RYERSON INC. AND SUBSIDIARY COMPANIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In millions)

	Provision for Allowances
	Balance at Beginning of Period	Acquisition of Business		Additions Charged (Credited) to Income	Additions Charged to Other Comprehensive Income	Deductions from Reserves		Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$7.1	$—		$(0.7)	$—	$(1.0	)(A)	$5.4
Valuation allowance—deferred tax assets	95.2	—		(76.8)	—	—		18.4
Year ended December 31, 2012
Allowance for doubtful accounts	$7.7	$—		$1.7	$—	$(2.3	)(A)	$7.1
Valuation allowance—deferred tax assets	121.5	1.2	(B)	(41.0)	13.5	—		95.2
Year ended December 31, 2011
Allowance for doubtful accounts	$8.7	$—		$3.4	$—	$(4.4	)(A)	$7.7
Valuation allowance—deferred tax assets	124.8	—		(30.1)	26.8	—		121.5

NOTES:
(A)	Bad debts written off during the year
(B)	Reserve of $1.2 million was acquired in acquisition of Açofran

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2013.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Officers are elected by the Board of Directors of Ryerson.

Set forth below are the executive officers and directors of Ryerson as of March 13, 2014, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with the Company or a significant subsidiary or affiliate of the Company or outside of Ryerson, are shown below.

Name	Age	Position
Michael C. Arnold	57	Chief Executive Officer and President
Edward J. Lehner	47	Executive Vice President and Chief Financial Officer
Eva M. Kalawski	58	Director
Mary Ann Sigler	59	Director
Jacob Kotzubei	45	Director

Biographies of Executive Officers

Michael C. Arnold has been our Chief Executive Officer and President since January 2011. Prior to joining Ryerson, he served as executive vice president for The Timken Company (“Timken”) and president of Timken’s Bearings and Power Transmission Group from 2007 to 2010. Timken is a global company that manufactures steel, bearings and related components. Mr. Arnold earned a Bachelor’s degree in Mechanical Engineering and an MBA in sales and marketing from the University of Akron.

Edward J. Lehner has been our Executive Vice President and Chief Financial Officer since August 2012. Prior to joining Ryerson, he served as chief financial officer and chief administrative officer for PSC Metals, Inc. from 2009 to 2012. PSC Metals is a North American ferrous and non-ferrous scrap processor. Mr. Lehner earned a Bachelor’s degree in Accounting from the University of Cincinnati.

In addition to the above-named executive officers, there are a number of Platinum employees who perform non-policy making officer functions at the Company.

Biographies of Directors

Eva M. Kalawski has been a director since October 2007. Ms. Kalawski joined Platinum in 1997, is a Partner and serves as the firm’s General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum’s portfolio companies. Prior to joining Platinum in 1997, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski earned a Bachelor’s Degree in Political Science and French from Mount Holyoke College and a Juris Doctor from Georgetown University Law Center. Ms. Kalawski’s expertise and experience managing the legal operations of many portfolio companies has led the Board of Directors to conclude that she has the background and skills necessary to serve as a director of the Company.

Jacob Kotzubei has been a director since January 2010. Mr. Kotzubei joined Platinum in 2002 and is a Partner at the firm. Mr. Kotzubei serves as an officer and/or director of a number of Platinum’s portfolio companies. Prior to joining Platinum in 2002, Mr. Kotzubei worked for 4 1/2 years for Goldman Sachs’ Investment Banking Division in New York City. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law where he was elected a member of the Columbia Law Review. Mr. Kotzubei’s experience in executive management oversight, private equity, capital markets and transactional matters has led the Board of Directors to conclude that he has the varied expertise necessary to serve as a director of the Company.

Mary Ann Sigler has been a director since January 2010. Ms. Sigler is the Chief Financial Officer of Platinum. Ms. Sigler joined Platinum in 2004 and is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler has a B.A. in Accounting from California State University Fullerton and a Masters in Business Taxation from the University of Southern California. Ms. Sigler is a Certified Public Accountant in California, as well as a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Ms. Sigler’s experience in accounting and strategic planning matters has led the Board of Directors to conclude that she has the requisite qualifications to serve as a director of the Company and facilitate its continued growth.

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

Audit Committee

The audit committee of the Board of Directors consists of Ms. Sigler and Mr. Kotzubei. Our Board of Directors has determined that Ms. Sigler and Mr. Kotzubei have accounting or related financial management expertise and qualify as “audit committee financial experts” as defined in the rules and regulations promulgated under the Exchange Act (additional information regarding relevant experience is presented above in Biographies of Directors.) Our Audit Committee (i) monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm, (ii) assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm, (iii) provides a medium for consideration of matters relating to any audit issues and (iv) will prepare the audit committee report that the rules require be included in our filings with the SEC.

Audit Committee Report

Management is responsible for the preparation, presentation and integrity of Ryerson’s consolidated financial statements and the reporting process including Ryerson’s internal controls over financial reporting and their effectiveness. The independent registered public accounting firm of Ernst and Young, LLP (E&Y) is responsible for performing an independent audit of Ryerson’s consolidated financial statements. The Audit Committee’s responsibility is to monitor and oversee these activities and processes. In this context, the Audit Committee reports as follows:

1.	The Audit Committee has reviewed and discussed with management Ryerson’s consolidated financial statements for the year ended December 31, 2013 and management has represented that the consolidated financial statements were prepared in accordance with generally accepted accounting principles;

2.	The Audit Committee also met privately with E&Y, and discussed issues deemed significant by E&Y including the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees);

3.	The Audit Committee received the written disclosures and the letter from E&Y required by applicable requirements of Public Company Accounting Oversight Board regarding E&Y’s communications with the audit committee concerning independence, and has discussed with E&Y its independence from Ryerson and its management; and

Based on the reviews and discussions referred above, the Audit Committee has recommended that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the Securities and Exchange Commission.

Respectfully submitted by the Audit Committee:

Mary Ann Sigler, Chair

Jacob Kotzubei

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Overview and Objectives

As a private company, our compensation decisions with respect to our named executive officers have historically been based on the goal of achieving performance at levels necessary to provide meaningful returns to our primary stockholder upon an ultimate liquidity event. To this end, our compensation decisions in 2013 were primarily based on the goals of recruiting, retaining, and motivating individuals who can help us meet and exceed our financial and operational goals.

Determination of Compensation

Our Board of Directors, in consultation with the primary stockholder of Ryerson Holding Corporation was principally responsible for establishing and making decisions with respect to our compensation and benefit plans generally in 2013, including all compensation decisions relating to our named executive officers. The following individuals served as named executive officers in 2013: (i) Michael C. Arnold, President and Chief Executive Officer of Ryerson Inc. and (ii) Edward Lehner, Executive Vice President and Chief Financial Officer of Ryerson Inc.

In determining the levels and mix of compensation, our Board of Directors has not generally relied on formulaic guidelines but rather has sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize stockholder value. Subjective factors considered in compensation determinations included an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure were sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, our Board of Directors has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. During the first few months of 2013, our Board of Directors consulted with each of the then named executive officers for recommendations regarding annual bonus targets and other compensation matters (including their own) and for financial analysis concerning the impact of various benefits and compensation structures. Our Board of Directors had no formal, regularly scheduled meetings to set our compensation policy and instead met as circumstances required from time to time.

Our Board of Directors believes that employment agreements with our named executive officers are valuable tools to both enhance our efforts to retain these executives and protect our competitive and confidential information. The estimates of the value of the benefits potentially payable under these agreements upon a termination of employment or a change in control are set out below under the caption “Potential Payments Upon Termination or Change in Control.”

Components of Compensation for 2013

The compensation provided to our named executive officers in 2013 consisted of the same elements generally available to our non-executive employees, including base salary, bonuses, perquisites and retirement and other benefits, each of which is described in more detail below. Additionally, our named executive officers participated in a long-term incentive program, also described in more detail below.

Base Salary

The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities, as well as to recruit well-qualified executives. In determining base salary for any particular year, our Board of Directors generally considered, among other factors, competitive market practice, individual performance for the prior year, the mix of fixed compensation to overall compensation, and any minimum guarantees afforded to the named executive officer pursuant to any agreement.

Annual Bonus

The Company maintains the Ryerson Annual Incentive Plan, as amended (the “AIP”), pursuant to which its key managers (including our named executive officers) were eligible to receive a performance-based cash bonus tied to our achievement of specified financial performance targets in 2013. No cash AIP bonuses were payable unless we achieved the threshold set for the performance period. Our Board of Directors generally viewed the use of cash AIP bonuses as an effective means to compensate our named executive officers for achieving our annual financial goals and to provide meaningful returns to our primary stockholder upon a future liquidity event. The target AIP bonuses for Messrs. Arnold and Lehner, were 100% and 75%, of their respective base salaries for 2013. The target AIP bonus levels were set to reflect the relative responsibility for our performance and to appropriately allocate the total cash opportunity between base salary and incentive based compensation.

For 2013, it was determined that a combination of earnings before interest, taxes, depreciation, amortization and restructuring expenses (“EBITDAR”) excluding last in, first out inventory accounting expense plus adjustments, if any and “economic value added” (“EVA”) should be used as the performance measure for determining the cash AIP bonus payable to our named executive officers. EVA is the amount by which (i) EBITDAR plus adjustments, if any, exceeded (ii) a carrying cost of capital applied to certain of our assets. These factors were chosen as the appropriate performance measures to motivate our key executives, including the named executive officers, to both maximize earnings and increase utilization of our working capital. Fifty percent of each named executive officer’s bonus opportunity for 2013 was based on the EBITDAR during 2013 and the remaining 50% was based on the EVA during 2013.

For 2013, threshold EBITDAR was set at approximately $250 million, target EBITDAR was set at $300 million, and maximum EBITDAR was set at $350 million. For 2013, the actual EBITDAR for AIP purposes was $169 million, which did not meet the threshold EBITDAR. For 2013, threshold EVA was set at approximately $21.2 million, target EVA was set at approximately $60.9 million and maximum EVA was set at $100.1 million. For 2013, the actual EVA for AIP purposes was negative $43 million, which did not meet the threshold EVA.

Messrs. Arnold and Lehner received discretionary bonuses for 2013 of $400,000 and $60,346, respectively. It was determined that, although the Company failed to meet financial targets established pursuant to the 2013 AIP, the Company’s performance relative to its competitors and progress in improving margins and reducing expenses despite challenging economic conditions warranted the granting of discretionary bonuses to select employees, including Messrs. Arnold and Lehner.

Long Term Incentive Bonus

In February of 2009, Ryerson Holding Corporation adopted the Rhombus Holding Corporation Amended and Restated 2009 Participation Plan (the “Participation Plan”), designed to provide incentive to key employees, including our named executive officers, to maximize our performance and to provide maximum returns to our stockholders. Under the Participation Plan, participants are granted performance units, the value of which appreciate when and as the value of the Ryerson Holding Corporation increases from and after the date of grant, and it is this appreciation in value which is the basis upon which incentive compensation may become payable upon the occurrence of certain qualifying events, which are described below. The Compensation Committee for the Participation Plan (the “Compensation Committee”) determines who is eligible to receive an award, the size and timing of the award, and the value of the award at the time of grant. The maximum number of performance units that may be awarded under the Participation Plan is 87,500,000. The performance units generally mature over a 44-month period of time which the Compensation Committee believes acts as an incentive for participants to remain in our employ and to strive to create value throughout the investment cycle. Subject to certain thresholds, payment on the performance units is contingent upon the occurrence of either (i) a sale of some or all of Ryerson Holding Corporation’s common stock by its stockholders or (ii) Ryerson Holding Corporation’s payment of a cash dividend. The Participation Plan was amended on February 9, 2014 to extend the termination date of the Participation Plan from February 15, 2014 to March 31, 2014 (or earlier if terminated by the Compensation Committee prior to March 31, 2014) and all performance units will terminate upon the expiration of the Participation Plan. Performance units are generally forfeited upon a participant’s termination of employment. In 2013, 10,062,500 and 8,750,000 performance units were granted to Messrs. Arnold and Lehner, respectively, of which 5,031,250 and 2,187,500 vested in 2013, respectively.

Retirement Benefits

Our tax-qualified employee savings and retirement plan (“401(k) Plan”) covers certain full and part-time employees, including our named executive officers. Under the 401(k) Plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. Our Board of Directors believes that the 401(k) Plan provides an important and highly valued means for employees to save for retirement.

Our Board of Directors reviewed the basic employee matching contribution policy under the 401(k) Plan in 2013 and concluded that it was competitive as compared to that of other employers. With respect to the 401(k) Plan, in 2013, we matched 100% of the first 4% of the named executive officers’ contributed base salary and 50% of the contributions of the 5th and 6th percent of the named executive officers’ contributed base salary. All of our named executive officers participated in the 401(k) Plan on the same basis as our other employees in 2013.

We also maintain a nonqualified savings plan, which is an unfunded, nonqualified plan that allows highly compensated employees who make the maximum annual contributions allowed by applicable law to the 401(k) Plan to make additional deferrals in excess of the statutory limits. We match up to 4% of all contributed base salary of the participants. Our Board of Directors believes that our nonqualified savings plan provides an enhanced opportunity for our eligible employees, including our named executive officers, to plan for and meet their retirement savings needs. We did not make any contributions to the nonqualified savings plan on behalf of our named executive officers in 2013.

Perquisites and Other Benefits

All of our named executives were eligible for coverage under our health insurance programs, as well as life insurance, short-term disability and long term disability benefits.

Mr. Lehner’s employment letter provides payments for temporary housing in Chicago, weekly round trip airfare to Ohio through August 1, 2013 and payments pursuant to the relocation policy which provided for payment of or reimbursement for certain expenses such as moving expenses, buying or selling a home, and a tax gross-up for any income related to such relocation payments and reimbursements. Our Board of Directors believed that Mr. Lehner should not suffer any adverse financial impact due to his relocation from Ohio to Illinois.

Employment/Severance, Non-compete, Change in Control and Non-solicitation Agreements

We are party to letter agreements with Messrs. Arnold and Lehner which govern their employment with the Company. The terms of the letter agreements are described in more detail in the “Narrative Relating to Summary Compensation Table and Grants of Plan-based Awards Table” below. Our Board of Directors believes that employment agreements with our named executive officers are valuable tools to both enhance our efforts to retain these executives and to protect our competitive and confidential information. The estimates of the value of the benefits potentially payable under these agreements upon a termination of employment or change of control are set out below under the captions “Potential Payments Upon Termination or Change in Control.”

Compensation Risk Management

We have reviewed our compensation policies and practices and have determined that those policies and practices do not subject us to any material risk.

Executive Compensation

The following table shows compensation of our principal executive officer and our principal financial officer.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings ($) (1)	All other Compensation ($) (1)	Total ($)
Michael C. Arnold—	2013	750,006	400,000	—	—	15,103	1,165,109
President and Chief Executive Officer	2012	750,006	—	—	—	10,001	760,007
	2011	721,160	—	437,970	—	9,801	1,168,931
Edward J. Lehner—	2013	450,000	60,346	—	—	65,691	576,037
Executive Vice President and Chief Financial Officer	2012	178,269	—	—	—	263,538	441,807

(1)	In 2013, we contributed to our qualified savings plan $10,201, and $12,745 for Messrs. Arnold and Lehner, respectively, and did not make any contributions to any non-qualified plan account. Mr. Arnold’s other compensation includes $4,902 for life insurance premiums for coverage above $50,000. Mr. Lehner’s other compensation also includes $35,057 for relocation expenses, a $16,764 tax gross up related to the relocation expenses and $1,125 for life insurance premiums above $50,000.

GRANTS OF PLAN-BASED AWARDS

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael C. Arnold	AIP	03/29/13	375,000	750,000	1,500,000
Edward J. Lehner	AIP	03/29/13	168,750	337,500	675,000

Narrative Relating to Summary Compensation Table and

Grants of Plan-based Awards Table

Employment Agreements

We are a party to a letter agreement with Mr. Arnold, which provides for at-will employment, an annual base salary of $750,000 per year and has a target annual bonus opportunity equal to 100% of his base salary, based on the achievement of targets established pursuant to the AIP. Additionally, Mr. Arnold is eligible to receive an allocation of a number of performance units under the Participation Plan that represents 1% of the management allocation. The offer letter also provides that we and Mr. Arnold will work together to structure an additional incentive compensation arrangement that will entitle Mr. Arnold to an after-tax economic return of between $2.8 and $3.2 million upon the occurrence of a liquidity event. In addition, the employment letter provides that Mr. Arnold is entitled to six weeks’ paid vacation.

In the event that Mr. Arnold’s employment is terminated by us without cause, he will, subject to his execution and non-revocation of a general release in favor of us and our affiliates, be entitled to continue to receive his base salary, payable in installments in accordance with normal payroll practices, for the lessor of (i) the 52-week period immediately following such termination and (ii) the period beginning on the date of such termination and ending on the date on which Mr. Arnold secures employment, either as an employee or an independent contractor, with Platinum.

We are a party to a letter agreement with Mr. Lehner, which provides for at-will employment, a base salary of $450,000 per year and a target annual bonus opportunity equal to 75% of his base salary, based on the achievement of targets established pursuant to the AIP. Mr. Lehner’s employment letter provides for a one-time $200,000 gross payment which shall be repayable if Mr. Lehner leaves Ryerson Inc. within 2 years of his start date without “good reason.” Further, the employment letter provides that Mr. Lehner be provided with certain temporary housing and relocation expenses in connection with his move from Ohio to Illinois. Additionally, Mr. Lehner is eligible to receive an allocation of a number of performance units under the Participation Plan that represents 1% of the management allocation. In the event that Mr. Lehner’s employment is terminated by us without cause, he will, subject to his execution and non-revocation of a post-employment non-competition agreement and a general release in favor of us and our affiliates, be entitled to continue to receive his base salary, payable in installments in accordance with normal payroll practices, for the lesser of (i) the 52-week period immediately following such termination and (ii) the period beginning on the date of such termination and ending on the date on which Mr. Lehner secures employment, either as an employee or an independent contractor, with Platinum.

Potential Payments Upon Termination or Change in Control

Each of our named executive officers have entered into agreements, the material terms of which have been summarized above under the caption “Narrative Relating to the Summary Compensation Table and Grants of Plan-based Awards Table.” Upon certain terminations of employment, our named executive officers (employed as of December 31, 2013) are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer who was employed as of December 31, 2013 in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, or (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2013, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Reason for Termination	Cash Severance ($)		Continued Welfare Benefits ($)	Total ($)
Mr. Arnold	Voluntary	—		—	—
	Involuntary	750,000	(1)	—	750,000
	Death or Disability	—		—	—
	Change in Control(2)(3)(4)	750,000		—	750,000
Mr. Lehner	Voluntary	—		—	—
	Involuntary	450,000	(1)	—	450,000
	Death or Disability	—		—	—
	Change in Control(2)	337,500		—	337,500

(1)	Consists of 52 weeks of severance pay based on weekly base pay rate.
(2)	According to the terms of our AIP, in the event Messrs. Arnold or Lehner were terminated under certain circumstances upon a change of control or within the remainder of the applicable award period (or, if longer, the remainder of the applicable calendar year) following a change in control, he would be entitled to an award equal to his target award pro-rated for the date on which he ceased to be an employee, regardless of whether or not awards would otherwise have been payable under the plan for such award periods and regardless of whether or not such participant was an employee at the end of any award period. These payments would require a double-trigger of both an involuntary termination of employment and a change in control.
(3)	We have an obligation to structure an additional compensation arrangement that will entitle Mr. Arnold to an after-tax economic return of between $2.8 million and $3.2 million upon the occurrence of a liquidity event. However, no arrangement has been negotiated to date.
(4)	No payments would have been made pursuant to the terms of the Participation Plan had a qualifying event occurred as of December 31, 2013, as the threshold level of return to our stockholders would not have been achieved.

Director Compensation

We did not pay our current directors any compensation for serving on the Board of Directors during 2013.

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

All of our issued and outstanding capital stock is held by Ryerson Holding. Ryerson Holding has 5,000,000 shares of common stock issued, 4,950,000 shares outstanding and 50,000 shares are held in treasury. 100% of Ryerson Holding’s outstanding common stock is beneficially owned by Platinum. We do not have any equity compensation plans under which our securities may be issued.

The following table sets forth certain information regarding the beneficial ownership of Ryerson Holding common stock as of March 13, 2014. None of our directors or executive officers beneficially owns any Ryerson common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. As of March 13, 2014, there were seven registered holders of Ryerson Holding common stock.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent
Platinum (1)(2)	4,950,000	100%

(1)	Consists of (i) 711,236.84 shares of common stock held by Platinum Equity Capital Partners, L.P.; (ii) 132,868.42 shares of common stock held by Platinum Equity Capital Partners-PF, L.P.; (iii) 195,394.74 shares of common stock held by Platinum Equity Capital Partners-A, L.P.; (iv) 2,211,674 shares of common stock held by Platinum Equity Capital Partners II, L.P.; (v) 358,366 shares of common stock held by Platinum Equity Capital Partners-PF II, L.P.; (vi) 350,460 shares of common stock held by Platinum Equity Capital Partners-A II, L.P.; and (vii) 990,000 shares of common stock held by Platinum Rhombus Principals, LLC. Platinum is the beneficial owner of each of the Platinum entities listed above and Tom Gores is the Chairman and Chief Executive Officer of Platinum Equity, LLC, which, through its affiliates, manages Platinum. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of Ryerson Holding held beneficially by Platinum. Mr. Gores disclaims beneficial ownership of all shares of common stock of Ryerson Holding that are held by each of the Platinum entities listed above with respect to which Mr. Gores does not have a pecuniary interest therein. Eva M. Kalawski, Mary Ann Sigler and Jacob Kotzubei are directors of Ryerson Holding and each disclaims beneficial ownership of any shares of common stock of Ryerson Holding that they may be deemed to beneficially own because of their affiliation with Platinum, except to the extent of any pecuniary interest therein.
(2)	Address is 360 North Crescent Drive, Beverly Hills, California 90210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Services Agreement

We are party to a corporate advisory services agreement (the “Services Agreement”) with Platinum Equity Advisors, LLC (“Platinum Advisors”), an affiliate of Platinum. Under the terms of the Services Agreement, Platinum Advisors provides to us certain general business, management, administrative and financial advice. In consideration of these and other services, we pay an annual advisory fee to Platinum Advisors of no greater than $5 million. The Services Agreement will continue in effect until terminated by Platinum Advisors. In addition to the fees paid to Platinum Advisors pursuant to the Services Agreement, we will pay Platinum’s out-of-pocket expenses incurred in connection with providing management services to us.

Participation Plan

In 2009, Ryerson Holding adopted the 2009 Participation Plan (as amended and restated, the “Participation Plan”). The purpose of the Participation Plan is to provide incentive compensation to key employees of the Company by granting performance units. The value of the performance units is related to the appreciation in the value of the Company from and after the date of grant and the performance units vest over a period specified in the applicable award agreement, which typically vest over 44 months. The Participation Plan may be altered, amended or terminated by the Company at any time. All performance units will terminate upon termination of the Participation Plan or expiration on March 31, 2014. Participants in the Participation Plan may be entitled to receive compensation for their vested units if certain performance-based “qualifying events” occur during the participant’s employment with the Company or during a short period following the participant’s death.

There are two “qualifying events” defined in the Participation Plan: (1) A “qualifying sale event” in which there is a sale of some or all of the stock of Ryerson Holding then held by Ryerson Holding’s principal stockholders and (2) A “qualifying distribution” in which Ryerson Holding pays a cash dividend to its principal stockholders. Upon the occurrence of a Qualifying Event, participants with vested units may receive an amount equal to the difference between: (i) the value (as defined by the Participation Plan) of the units on the date of the qualifying event, and (ii) the value of the units assigned on the date of grant. No amounts are due to participants until the total cash dividends and net proceeds from the sale of common stock to Ryerson Holding’s principal stockholder exceeds $875 million. Upon termination, with or without cause, units are forfeited, except in the case of death, as described in the Participation Plan. As of December 31, 2013, 87,500,000 units have been authorized. As of December 31, 2012, 37,187,500 units were outstanding and vested. In 2013, 35,875,000 were granted and 8,750,000 units were forfeited. As of December 31, 2013, 64,312,500 units were outstanding and 38,957,500 units have vested as of the date hereof. The Company is accounting for this Participation Plan in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Since the occurrence of future “qualifying events” is not determinable or estimable, no liability or expense has been recognized to date. The fair value of the performance units are based upon cash dividends to and net proceeds from sales of common stock of Ryerson Holding by its principal stockholders through the end of each period that have occurred or are probable. The fair value of the performance units on their grant date was zero. The fair value of the performance units at December 31, 2013, which included accumulated cash distributions from 2009 through 2013 of $305.3 million, was zero.

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

Ernst & Young LLP has served as the independent registered public accounting firm for the Company since 2006. The Board of Directors has pre-approved all audit and non-audit services provided by Ernst & Young LLP. Ernst & Young LLP’s fees for the years ended December 31, 2013 and 2012 were as follows:

	For the year ended December 31,
	2013	2012
Audit Fees (1)	$2,867,368	$2,560,475
Audit-Related Fees (2)	1,995	2,000
Tax Fees (3)	193,837	232,285
All Other Fees (4)	—	—

Total	$3,063,200	$2,794,760

(1)	Audit Fees consisted of work performed for the audit of financial statements, quarterly financial statement reviews, and filings with the SEC.
(2)	Audit-Related Fees consisted of services that are traditionally performed by the independent auditor, including compliance-related matters, which are not specifically classified as audit fees.
(3)	Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements and consisted of the following tax assistance with respect to loans from Ryerson Canada to Ryerson China as well as transfer pricing relative to service charges from Ryerson to Ryerson Canada and tax assistance with the Company’s response to Internal Revenue Service information document requests.
(4)	In 2013 and 2012, there were no fees billed by Ernst & Young LLP for services provided other than those described in the three preceding footnotes.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. No required pre-approvals were waived or approved after the services commenced. Before approving the services described under “Tax Fees” above, the Audit Committee reviewed whether the independent registered public accounting firm could provide those services and maintain its independence. The Audit Committee approved 100% of the audit-related and tax fees for 2013 and 2012.

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

Date: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Arnold	President and Chief Executive Officer	March 13, 2014
Michael C. Arnold	(Principal Executive Officer)

/s/ Edward J. Lehner	Executive Vice President and Chief Financial Officer	March 13, 2014
Edward J. Lehner	(Principal Financial Officer)

/s/ Erich S. Schnaufer	Assistant Secretary	March 13, 2014
Erich S. Schnaufer	(Principal Accounting Officer)

/s/ Eva M. Kalawski	Director	March 13, 2014
Eva M. Kalawski

/s/ Jacob Kotzubei	Director	March 13, 2014
Jacob Kotzubei

/s/ Mary Ann Sigler	Director	March 13, 2014
Mary Ann Sigler

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 24, 2007, by and among Ryerson Holding Corporation (f/k/a Rhombus Holding Corporation), Rhombus Merger Corporation and Ryerson Inc.(a)

3.1	Amended and Restated Certificate of Incorporation of Ryerson Inc.(f)

3.2	Restated Bylaws of Ryerson Inc.(f)

4.1	Indenture regarding the 9% Senior Secured Notes due 2017, dated as of October 10, 2012, by and among Ryerson Inc., Joseph T. Ryerson & Son, Inc. the guarantor parties thereto, and Wells Fargo Bank, National Association, as the trustee.(f)

4.2	Indenture regarding the 11.25% Senior Notes due 2018, dated as of October 10, 2012, by and among Ryerson Inc., Joseph T. Ryerson & Son, Inc., the guarantor parties thereto and Wells Fargo Bank, National Association, as the trustee.(f)

4.3	Form of Exchange Global 9% Senior Secured Note due 2017.(g)

4.4	Form of Exchange Global 11.25% Senior Note due 2018.(g)

4.5	Registration Rights Agreement concerning the 9% Senior Secured Notes, dated as of October 10, 2012, by and between Ryerson Inc., Joseph T. Ryerson & Son, Inc., the guarantor parties thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(f)

4.6	Registration Rights Agreement concerning the 11.25% Senior Notes, dated as of October 10, 2012, by and between Ryerson Inc., Joseph T. Ryerson & Son, Inc., the guarantor parties thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(f)

4.7	Supplemental Indenture, dated May 30, 2008, by and among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

4.8	Second Supplemental Indenture, dated as of July 31, 2008 among Ryerson Inc., the subsidiary guarantors thereto and Wells Fargo Bank, National Association, as trustee.(b)

10.1	Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Banc of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(a)

10.2	Amendment No. 1, dated as of March 14, 2011, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(e)

10.3	Amendment No. 2, dated as of September 25, 2012, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(h)

10.4	Amendment No. 3, dated as of April 3, 2013, to the Credit Agreement, dated as of October 19, 2007, by and among Rhombus Merger Corporation, Joseph T. Ryerson & Son, Inc., Bank of America Securities LLC, as sole lead arranger and book manager, Ryerson Canada, Inc., as Canadian borrower, Wachovia Capital Finance Corporation (Central), as co-documentation agents, Wells Fargo Foothill, LLC, General Electric Capital Corporation, as co-syndication agents, ABN AMRO Bank N.V., Bank of America, N.A. (acting through its Canada branch), as Canadian agent, Bank of America, N.A., as administrative agent, and the lenders named therein.(i)

10.5	Intercreditor Agreement, dated as of October 10, 2012 by and among Bank of America, N.A., as ABL collateral agent and Wells Fargo Bank, National Association, as notes collateral agent.(f)

10.6	Security Agreement, dated October 10, 2012, by and among Ryerson Inc., Joseph T. Ryerson & Son, Inc., the guarantor parties thereto and Wells Fargo Bank, National Association, as collateral agent.(f)

Exhibit No.	Description

10.7	Trademark Security Agreement, dated October 10, 2012, by and between Ryerson Procurement Corporation and Turret Steel Industries, Inc., in favor of Wells Fargo Bank, National Association, as collateral agent (f)

10.8	Form of Exchange Agent Agreement, by and between Ryerson Inc., Joseph T. Ryerson & Son, Inc. and Wells Fargo Bank, N.A. (g)

10.9	Offer Letter Agreement, dated November 3, 2010 by and between Ryerson Holding Corporation and Michael C. Arnold.(j)

10.10	Offer Letter Agreement, dated June 18, 2011, by and between Ryerson Holding Corporation. and Edward J. Lehner.(k)

10.11	Ryerson Nonqualified Savings Plan.(b)

10.11	Ryerson Annual Incentive Plan (as amended through June 14, 2007).(l)

10.12	Rhombus Holding Corporation Amended and Restated 2009 Participation Plan.(c)

21.1	Subsidiaries of Ryerson Inc.(f)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Written Statement of Michael C. Arnold, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Written Statement of Edward J. Lehner, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(a)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on July 3, 2008 (File No. 333-152102).
(b)	Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on February 24, 2009 (File No. 333-152102).
(c)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1 filed on January 22, 2010 (File No. 333-164484).
(d)	Incorporated by reference to Ryerson Inc.’s Form 10-K filed for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (File No. 333-152102).
(e)	Incorporated by reference to Ryerson Inc.’s Form 10-K filed for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011 (File No. 333-152102).
(f)	Incorporated by reference to Ryerson Inc.’s Form S-4 filed on June 27, 2013
(g)	Incorporated by reference to Ryerson Inc.’s Form S-4/A-2 filed on July 17, 2013
(h)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-16 filed on May 28, 2013 (File No. 333-164484).
(i)	Incorporated by reference to Ryerson Holding Corporation’s Form S-1/A-15 filed on May 6, 2013 (File No. 333-164484).
(j)	Incorporated by reference to Ryerson Holding Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011 (File No. 001-34735)
(k)	Incorporated by reference to Ryerson Holding Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012 (File No. 001-34735).
(l)	Incorporated by reference to Ryerson Holding Corporation’s Form S-4 filed on September 14, 2010 (File No. 333-169372).