Form 10-Q
period 2014-03-31
RYERSON INC.
filed 2014-05-07
CIK 790528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014 there were 100 shares of Common Stock, par value $0.01 per share, outstanding.

RYERSON INC. AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net sales	$874.4	$891.1
Cost of materials sold	726.7	735.3

Gross profit	147.7	155.8
Warehousing, delivery, selling, general and administrative	117.8	121.7
Impairment charge on fixed assets	—	0.9

Operating profit	29.9	33.2
Other income and (expense), net	2.0	1.2
Interest and other expense on debt	(27.4)	(28.4)

Income before income taxes	4.5	6.0
Provision for income taxes	3.5	1.1

Net income	1.0	4.9
Less: Net loss attributable to noncontrolling interest	(0.9)	(2.2)

Net income attributable to Ryerson Inc.	$1.9	$7.1

Comprehensive income (loss)	$(6.2)	$6.1
Less: Comprehensive loss attributable to noncontrolling interest	(1.1)	(2.1)

Comprehensive income (loss) attributable to Ryerson Inc.	$(5.1)	$8.2

See Notes to Condensed Consolidated Financial Statements

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$1.0	$4.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.9	11.3
Deferred income taxes	5.4	0.8
Provision for allowances, claims and doubtful accounts	0.9	0.9
Impairment charge on fixed assets	—	0.9
Other items	(0.1)	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(53.9)	(41.5)
Inventories	25.1	(6.0)
Other assets	0.2	(0.1)
Accounts payable	30.0	54.5
Accrued liabilities	21.9	17.3
Accrued taxes payable/receivable	(3.1)	(0.9)
Deferred employee benefit costs	(13.3)	(12.4)

Net adjustments	24.0	24.8

Net cash provided by operating activities	25.0	29.7

Investing activities:
Increase in restricted cash	—	(0.1)
Capital expenditures	(3.4)	(4.0)
Proceeds from sales of property, plant and equipment	0.1	0.2

Net cash used in investing activities	(3.3)	(3.9)

Financing activities:
Net repayments of short-term borrowings	(19.8)	(41.1)
Long-term debt issuance costs	—	(0.2)
Net increase in book overdrafts	25.0	19.9
Principal payments on capital lease obligation	(0.2)	—

Net cash provided by (used in) financing activities	5.0	(21.4)

Net increase in cash and cash equivalents	26.7	4.4
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(1.2)

Net change in cash and cash equivalents	23.0	3.2
Cash and cash equivalents—beginning of period	74.0	70.8

Cash and cash equivalents—end of period	$97.0	$74.0

Supplemental disclosures:
Cash paid during the period for:
Interest paid to third parties	$3.5	$4.6
Income taxes, net	0.4	0.9
Noncash investing activities:
Asset additions under capital leases	$2.7	$—

See Notes to Condensed Consolidated Financial Statements.

RYERSON INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(In millions, except shares)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97.0	$74.0
Restricted cash	1.8	1.8
Receivables less provision for allowances, claims and doubtful accounts of $6.3 in 2014 and $5.4 in 2013	437.1	385.4
Inventories	706.2	733.0
Prepaid expenses and other current assets	49.2	47.7

Total current assets	1,291.3	1,241.9
Property, plant, and equipment, at cost	652.9	650.5
Less: Accumulated depreciation	205.2	197.8

Property, plant and equipment, net	447.7	452.7
Deferred income taxes	47.4	49.7
Other intangible assets	49.7	51.2
Goodwill	92.0	92.0
Deferred charges and other assets	28.3	30.5

Total assets	$1,956.4	$1,918.0

Liabilities
Current liabilities:
Accounts payable	$261.6	$207.2
Salaries, wages and commissions	32.0	33.0
Deferred income taxes	121.1	121.0
Other accrued liabilities	73.9	54.0
Short-term debt	32.5	32.3
Current portion of deferred employee benefits	13.5	13.6

Total current liabilities	534.6	461.1
Long-term debt	1,242.5	1,262.5
Deferred employee benefits	306.3	320.8
Taxes and other credits	22.4	16.8

Total liabilities	2,105.8	2,061.2
Commitments and contingencies
Redeemable noncontrolling interest	1.2	1.3
Equity
Ryerson Inc. stockholders’ equity (deficit):
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued at 2014 and 2013	—	—
Capital in excess of par value	64.7	64.7
Accumulated deficit	(14.9)	(16.8)
Accumulated other comprehensive loss	(196.9)	(189.9)

Total Ryerson Inc. stockholders’ equity (deficit)	(147.1)	(142.0)
Noncontrolling interest	(3.5)	(2.5)

Total equity (deficit)	(150.6)	(144.5)

Total liabilities and equity	$1,956.4	$1,918.0

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

The following table shows our percentage of sales by major product lines for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
Product Line	2014	2013
Carbon Steel Flat	26%	25%
Carbon Steel Plate	11	12
Carbon Steel Long	17	15
Stainless Steel Flat	15	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	14	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	3	3

Total	100%	100%

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The year-end condensed consolidated balance sheet data contained in this report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. We adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a material impact on our financial statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We will adopt this guidance for our fiscal year beginning January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

NOTE 3: INVENTORIES

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. Interim LIFO calculations are based on actual inventory levels.

Inventories, at stated LIFO value, were classified at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014	December 31, 2013
	(In millions)
In process and finished products	$706.2	$733.0

If current cost had been used to value inventories, such inventories would have been $58 million and $67 million lower than reported at March 31, 2014 and December 31, 2013, respectively. Approximately 89% and 91% of inventories are accounted for under the LIFO method at March 31, 2014 and December 31, 2013, respectively. Non-LIFO inventories consist primarily of inventory at our foreign facilities using the weighted-average cost and the specific cost methods. Substantially all of our inventories consist of finished products.

The Company has consignment inventory at certain customer locations, which totaled $11.1 million and $11.7 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $92.0 million at March 31, 2014. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of October 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. The most recently completed impairment test of goodwill was performed as of October 1, 2013 and it was determined that no impairment existed. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In millions)
Ryerson Secured Credit Facility	$342.5	$369.1
9% Senior Secured Notes due 2017	600.0	600.0
11 1/4% Senior Notes due 2018	300.0	300.0
Foreign debt	32.5	25.7

Total debt	1,275.0	1,294.8
Less:
Short-term credit facility borrowings	—	6.6
Short-term foreign debt	32.5	25.7

Total long-term debt	$1,242.5	$1,262.5

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated its $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”), to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017 (60 days prior to the scheduled maturity date of the 9% Senior Secured Notes due October 15, 2017 (“2017 Notes”)), if the 2017 Notes are then outstanding. At March 31, 2014, Ryerson had $342.5 million of outstanding borrowings, $27 million of letters of credit issued and $292 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at March 31, 2014 and December 31, 2013, respectively.

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

Foreign Debt

At March 31, 2014, Ryerson China’s total foreign borrowings were $32.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.6% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $16 million and $22 million at March 31, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $4 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 6: EMPLOYEE BENEFITS

The following table summarizes the components of net periodic benefit cost for the three month periods ended March 31, 2014 and 2013 for the Ryerson pension plans and postretirement benefits other than pension:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(In millions)
Components of net periodic benefit cost
Service cost	$—	$1	$—	$—
Interest cost	10	9	1	1
Expected return on assets	(12)	(11)	—	—
Recognized actuarial net (gain) loss	3	3	(2)	(2)

Net periodic benefit cost (credit)	$1	$2	$(1)	$(1)

Contributions

The Company has contributed $10.6 million to the pension plan fund through the three months ended March 31, 2014 and anticipates that it will have a minimum required pension contribution funding of approximately $57 million for the remaining nine months of 2014.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

There are other various claims and pending actions against the Company. The amount of liability, if any, for those claims and actions at March 31, 2014 is not determinable but, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8: DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

The following table summarizes the location and fair value amount of our derivative instruments reported in our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In millions)
Derivatives not designated as hedging instruments under ASC 815
Commodity contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other accrued liabilities	$—	Other accrued liabilities	$0.2

As of March 31, 2014 and December 31, 2013, the Company’s foreign currency exchange contracts had a U.S. dollar notional amount of $3.6 million and $2.2 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had 97 tons and 131 tons, respectively, of nickel futures or option contracts related to forecasted purchases. As of March 31, 2014 and December 31, 2013, the Company had 3,180 tons and 4,600 tons, respectively, of hot roll steel coil option contracts related to forecasted purchases. The Company has aluminum price swaps related to forecasted purchases, which had a notional amount of 50 tons and 195 tons as of March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the location and amount of gains and losses reported in our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013:

Derivatives not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2014	2013
		(In millions)
Metal commodity contracts	Cost of materials sold	$0.2	$(0.3)

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014:

	At March 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Commercial paper	$35.9	$—	$—

Prepaid and other current assets:
Common stock—available-for-sale investment	$20.6	$—	$—

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

The fair value of each derivative contract is determined using Level 2 inputs and the market approach valuation technique, as described in ASC 820. The Company has various commodity derivatives to lock in nickel prices for varying time periods. The fair value of derivatives is determined by comparing the spot price of each individual contract to the forward market price for a similar contract as published by the London Metal Exchange as of the valuation date. The Company also has commodity derivatives to lock in hot roll coil and aluminum prices for varying time periods. The fair value of derivatives is determined by comparing the spot price of each individual contract to the forward market price of a similar contract for the commodity as published by the Chicago Mercantile Exchange as of the valuation date. In addition, the Company has numerous foreign exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency, the Canadian dollar. The Company defines the fair value of foreign exchange contracts as the amount of the difference between the contracted and forward market value at the end of the period. The Company estimates the current market value of foreign exchange contracts by obtaining month-end market quotes of foreign exchange rates and forward rates for contracts with similar terms. The Company uses the exchange rates provided by Reuters. Each contract term varies in the number of months, but on average is between 3 to 12 months in length.

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	At March 31, 2014		At December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$97.0	$97.0	$74.0	$74.0
Restricted cash	1.8	1.8	1.8	1.8
Receivables less provision for allowances, claims and doubtful accounts	437.1	437.1	385.4	385.4
Accounts payable	261.6	261.6	207.2	207.2
Long-term debt, including current portion	1,275.0	1,356.7	1,294.8	1,348.8

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

Assets Held for Sale

The Company had $4.6 million and $4.7 million of assets held for sale, classified within “prepaid expenses and other current assets,” as of March 31, 2014 and December 31, 2013, respectively. The Company recorded zero and $0.9 million of impairment charges in the three months ended March 31, 2014 and 2013, respectively, related to certain assets held for sale in order to recognize the assets at their fair value less cost to sell in accordance with ASC 360-10-35-43, “Property, Plant and Equipment – Other Presentation Matters.” The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period that they remain classified as held for sale. Any increase or decrease in the held for sale long-lived asset’s fair value less cost to sell is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. The fair values of each property were determined based on appraisals obtained from a third-party, pending sales contracts, or recent listing agreements with third-party brokerage firms.

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at March 31, 2014:

	March 31, 2014
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$4.6	$—

The following table presents those assets that were measured and recorded at fair value on our Consolidated Balance Sheets on a non-recurring basis and their level within the fair value hierarchy at December 31, 2013:

	At December 31, 2013
	Level 1	Level 2	Level 3
	(In millions)
Assets
Prepaid expenses and other current assets – assets held for sale	$—	$4.7	$—

Available-For-Sale Investments

The Company has classified investments made during 2010 and 2012 as available-for-sale at the time of their purchase. Investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. Management evaluates investments in an unrealized loss position on whether an other-than-temporary impairment has occurred on a periodic basis. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we intend to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred. As of March 31, 2014, the investment was in a gross unrealized gain position. Realized gains and losses are recorded within the statement of operations upon sale of the security and are based on specific identification.

The Company’s available-for-sale securities as of March 31, 2014 can be summarized as follows:

	At March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.2	$—	$20.6

The Company’s available-for-sale securities as of December 31, 2013 can be summarized as follows:

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Common stock	$17.4	$3.3	$—	$20.7

There is no maturity date for these investments and there have been no sales during the three months ended March 31, 2014.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT), ACCUMULATED OTHER COMPREHENSIVE INCOME AND REDEEMABLE NONCONTROLLING INTEREST

The following table details changes in these accounts:

	Ryerson Inc. Stockholders
					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Shares	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars	Dollars
	(In millions, except share data)
Balance at January 1, 2014	100	$—	$64.7	$(16.8)	$(18.3)	$(174.9)	$3.3	$(2.5)	$(144.5)	$1.3
Net income (loss)	—	—	—	1.9	—	—	—	(0.8)	1.1	(0.1)
Foreign currency translation	—	—	—	—	(7.1)	—	—	(0.2)	(7.3)	—
Changes in defined benefit pension and other post-retirement benefit plans	—	—	—	—	—	0.2	—	—	0.2	—
Unrealized loss on available-for-sale investment	—	—	—	—	—	—	(0.1)	—	(0.1)	—

Balance at March 31, 2014	100	$—	$64.7	$(14.9)	$(25.4)	$(174.7)	$3.2	$(3.5)	$(150.6)	$1.2

The following table details the changes in accumulated other comprehensive income (loss) for the three month period ended March 31, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation	Benefit Plan Liabilities	Unrealized Gain on Available- For-Sale Investments
	(In millions)
Balance at January 1, 2014	$(18.3)	$(174.9)	$3.3
Other comprehensive income (loss) before reclassifications	(7.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income	—	0.2	—

Net current-period other comprehensive income (loss)	(7.1)	0.2	(0.1)

Balance at March 31, 2014	$(25.4)	$(174.7)	$3.2

The following table details the reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2014 and 2013:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In millions)
Amortization of defined benefit pension and other post-retirement benefit plan items
Actuarial loss	$0.6	$1.6	Warehousing, delivery, selling, general and administrative
Prior service credit	(0.4)	(0.4)	Warehousing, delivery, selling, general and administrative

Total before tax	0.2	1.2
Tax provision	—	0.1

Net of tax	$0.2	$1.1

NOTE 10: RELATED PARTIES

JT Ryerson pays an affiliate of Platinum an annual monitoring fee of up to $5.0 million pursuant to a corporate advisory services agreement. The monitoring fee recorded in the first three months of 2014 and 2013 was $1.3 million.

NOTE 11: INCOME TAXES

For the three months ended March 31, 2014, the Company recorded income tax expense from operations of $3.5 million compared to $1.1 million in the prior year. The $3.5 million tax expense in the first quarter of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses.

In accordance with FASB ASC 740, “Income Taxes,” the Company assesses the realizability of its deferred tax assets. The Company records a valuation allowance when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, we analyze, among other things, our recent history of earnings, the nature and timing of reversing book-tax temporary differences, tax planning strategies and future income. After considering both the positive and negative evidence available, in the second quarter of 2009, the Company determined that it was more-likely-than-not that it would not realize a portion of its U.S. deferred tax assets. As a result, the Company established a valuation allowance against a portion of its U.S. deferred tax assets. In 2013, the Company recognized a total net tax benefit of $76.8 million due to the release of a portion of the valuation allowance as the Company determined it is more likely than not that certain deferred tax assets will be realized.

The Company will continue to maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the Company determines that these deferred tax assets are more likely than not realizable. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance. The valuation allowance was $18.4 million at March 31, 2014 and December 31, 2013.

NOTE 12: CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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

The following are condensed consolidating financial information of Ryerson and its guarantor and non-guarantor subsidiaries and affiliates as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013:

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$742.8	$568.6	$111.9	$(548.9)	$874.4
Cost of materials sold	—	624.8	556.7	94.1	(548.9)	726.7

Gross profit	—	118.0	11.9	17.8	—	147.7
Warehousing, delivery, selling, general and administrative	1.3	92.6	6.1	17.8	—	117.8

Operating profit (loss)	(1.3)	25.4	5.8	—	—	29.9
Other income and (expense), net	—	—	—	2.0	—	2.0
Interest and other expense on debt	(3.8)	(23.0)	—	(0.6)	—	(27.4)
Intercompany transactions:
Interest expense on intercompany loans	(7.5)	—	—	—	7.5	—
Interest income on intercompany loans	—	5.5	2.0	—	(7.5)	—

Income (loss) before income taxes	(12.6)	7.9	7.8	1.4	—	4.5
Provision (benefit) for income taxes	(10.0)	6.2	5.7	1.6	—	3.5
Equity in (earnings) loss of subsidiaries	(4.5)	(9.7)	1.2	—	13.0	—

Net income (loss)	1.9	11.4	0.9	(0.2)	(13.0)	1.0
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.9)	—	(0.9)

Net income attributable to Ryerson Inc.	$1.9	$11.4	$0.9	$0.7	$(13.0)	$1.9

Comprehensive income (loss)	$(5.1)	$11.4	$0.8	$(7.3)	$(6.0)	$(6.2)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Comprehensive income (loss) attributable to Ryerson Inc.	$(5.1)	$11.4	$0.8	$(6.2)	$(6.0)	$(5.1)

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
Net sales	$—	$749.7	$604.8	$122.7	$(586.1)	$891.1
Cost of materials sold	—	621.9	593.4	106.1	(586.1)	735.3

Gross profit	—	127.8	11.4	16.6	—	155.8
Warehousing, delivery, selling, general and administrative	1.3	94.3	5.5	20.6	—	121.7
Impairment charge on fixed assets	—	0.9	—	—	—	0.9

Operating profit (loss)	(1.3)	32.6	5.9	(4.0)	—	33.2
Other income and (expense), net	—	0.1	—	1.1	—	1.2
Interest and other expense on debt	(4.6)	(23.1)	—	(0.7)	—	(28.4)
Intercompany transactions:
Interest expense on intercompany loans	(5.4)	—	—	—	5.4	—
Interest income on intercompany loans	—	3.4	2.0	—	(5.4)	—

Income (loss) before income taxes	(11.3)	13.0	7.9	(3.6)	—	6.0
Provision (benefit) for income taxes	(1.7)	2.1	1.2	(0.5)	—	1.1
Equity in (earnings) loss of subsidiaries	(16.7)	(8.0)	0.9	—	23.8	—

Net income (loss)	7.1	18.9	5.8	(3.1)	(23.8)	4.9
Less: Net loss attributable to noncontrolling interest	—	—	—	(2.2)	—	(2.2)

Net income attributable to Ryerson Inc.	$7.1	$18.9	$5.8	$(0.9)	$(23.8)	$7.1

Comprehensive income (loss)	$8.2	$19.8	$9.5	$(6.6)	$(24.8)	$6.1
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(2.1)	—	(2.1)

Comprehensive income (loss) attributable to Ryerson Inc.	$8.2	$19.8	$9.5	$(4.5)	$(24.8)	$8.2

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$1.9	$11.4	$0.9	$(0.2)	$(13.0)	$1.0

Non-cash expenses	(8.5)	15.5	6.9	1.7	1.5	17.1
Equity in (earnings) loss of subsidiaries	(4.5)	(9.7)	1.2	—	13.0	—
Changes in working capital	0.4	(67.1)	85.0	(9.9)	(1.5)	6.9

Net adjustments	(12.6)	(61.3)	93.1	(8.2)	13.0	24.0

Net cash provided by (used in) operating activities	(10.7)	(49.9)	94.0	(8.4)	—	25.0

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	41.7	(103.0)	(0.2)	58.2	(3.3)

FINANCING ACTIVITIES:
Net cash provided by financing activities	31.6	12.0	12.8	6.8	(58.2)	5.0

Net increase (decrease) in cash and cash equivalents	20.9	3.8	3.8	(1.8)	—	26.7
Effect of exchange rates	—	—	—	(3.7)	—	(3.7)

Net change in cash and cash equivalents	20.9	3.8	3.8	(5.5)	—	23.0
Beginning cash and cash equivalents	—	7.8	2.4	63.8	—	74.0

Ending cash and cash equivalents	$20.9	$11.6	$6.2	$58.3	$—	$97.0

RYERSON INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$7.1	$18.9	$5.8	$(3.1)	$(23.8)	$4.9

Non-cash expenses	0.1	11.4	0.9	1.5	—	13.9
Equity in (earnings) loss of subsidiaries	(16.7)	(8.0)	0.9	—	23.8	—
Changes in working capital	625.2	1,044.6	(1,662.4)	3.5	—	10.9

Net adjustments	608.6	1,048.0	(1,660.6)	5.0	23.8	24.8

Net cash provided by (used in) operating activities	615.7	1,066.9	(1,654.8)	1.9	—	29.7

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	(0.1)	(577.8)	1,464.3	(0.9)	(889.4)	(3.9)

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	(615.2)	(492.9)	191.2	6.1	889.4	(21.4)

Net increase (decrease) in cash and cash equivalents	0.4	(3.8)	0.7	7.1	—	4.4
Effect of exchange rates	—	0.2	(0.1)	(1.3)	—	(1.2)

Net change in cash and cash equivalents	0.4	(3.6)	0.6	5.8	—	3.2
Beginning cash and cash equivalents	0.2	15.3	1.9	53.4	—	70.8

Ending cash and cash equivalents	$0.6	$11.7	$2.5	$59.2	$—	$74.0

RYERSON INC.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

MARCH 31, 2014

(In millions)

	Parent	Joseph T. Ryerson	Guarantor	Non-guarantor	Eliminations	Consolidated
ASSETS
Current assets	$24.5	$1,256.3	$61.0	$245.5	$(296.0)	$1,291.3
Property, plant and equipment net of accumulated depreciation	—	386.6	3.2	57.9	—	447.7
Other noncurrent assets	1,118.3	827.2	422.6	5.0	(2,155.7)	217.4

Total Assets	$1,142.8	$2,470.1	$486.8	$308.4	$(2,451.7)	$1,956.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$252.7	$274.2	$177.2	$124.8	$(294.3)	$534.6
Noncurrent liabilities	1,037.2	1,192.1	11.3	26.4	(695.8)	1,571.2
Redeemable noncontrolling interest	—	—	—	1.2	—	1.2
Ryerson Inc. stockholders’ equity	(147.1)	1,003.8	298.3	159.5	(1,461.6)	(147.1)
Noncontrolling interest	—	—	—	(3.5)	—	(3.5)

Total Liabilities and Equity	$1,142.8	$2,470.1	$486.8	$308.4	$(2,451.7)	$1,956.4

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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 and the caption “Industry and Operating Trends” included herein “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and the Company’s Consolidated Financial Statements and related Notes thereto for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014.

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

Results of Operations—Comparison of First Quarter 2014 to First Quarter 2013

	Three months ended March 31, 2014	% of Net Sales	Three months ended March 31, 2013	% of Net Sales
	($ in millions)
Net sales	$874.4	100.0%	$891.1	100.0%
Cost of materials sold	726.7	83.1	735.3	82.5

Gross profit	147.7	16.9	155.8	17.5
Warehousing, delivery, selling, general and administrative expenses	117.8	13.5	121.7	13.7
Impairment charges on fixed assets	—	—	0.9	0.1

Operating profit	29.9	3.4	33.2	3.7
Other expenses	(25.4)	(2.9)	(27.2)	(3.0)

Income before income taxes	4.5	0.5	6.0	0.7
Provision for income taxes	3.5	0.4	1.1	0.1

Net income	1.0	0.1	4.9	0.6
Less: Net loss attributable to noncontrolling interest	(0.9)	(0.1)	(2.2)	(0.2)

Net income attributable to Ryerson Inc.	$1.9	0.2%	$7.1	0.8%

The following table shows the Company’s percentage of sales revenue by major product lines for the first quarter of 2014 and 2013:

	Three Months Ended March 31,
Product Line	2014	2013
Carbon Steel Flat	26%	25%
Carbon Steel Plate	11	12
Carbon Steel Long	17	15
Stainless Steel Flat	15	16
Stainless Steel Plate	4	4
Stainless Steel Long	3	4
Aluminum Flat	14	14
Aluminum Plate	3	3
Aluminum Long	4	4
Other	3	3

Total	100%	100%

Net sales. Revenue for the first quarter of 2014 decreased 1.9% from the same period a year ago to $874.4 million. Average selling price decreased 1.1% against the price levels in the first quarter of 2013 with the largest decreases in our stainless steel flat and aluminum plate product lines, partially offset by increases in carbon flat and carbon plate product lines. Tons sold in the first quarter of 2014 decreased 0.8% compared to the year-ago quarter with the largest decreases in shipments of aluminum long and stainless steel long products, partially offset by increases in shipments of aluminum plate and aluminum flat products.

Cost of materials sold. Cost of materials sold decreased 1.2% to $726.7 million in the first quarter of 2014 compared to $735.3 million in the first quarter of 2013. The decrease in cost of materials sold in the first quarter of 2014 compared to the same period a year ago is primarily due to a decrease in the average cost of materials sold per ton in addition to the decrease in tons sold. The average cost of materials sold per ton decreased to $1,436 in the first quarter of 2014 from $1,442 in the first quarter of 2013. The average cost of materials sold for our stainless steel long, stainless steel plate and aluminum plate product lines decreased more than our other products, in line with the change in average selling price per ton of those products, partially offset by increases in the average cost of materials sold for our carbon flat products. During the first quarter of 2014, LIFO expense was $9.2 million compared to LIFO income of $4.4 million in the first quarter of 2013.

Gross profit. Gross profit decreased by $8.1 million to $147.7 million in the first quarter of 2014. Gross profit as a percent of sales in the first quarter of 2014 decreased to 16.9% from 17.5% in the first quarter of 2013. While our cost of materials sold per ton decreased in the first quarter of 2014 as compared to the first quarter of 2013, revenue per ton decreased at a faster pace resulting in lower gross margins.

Operating expenses. Total operating expenses decreased by $4.8 million to $117.8 million in the first quarter of 2014 from $122.6 million in the first quarter of 2013. The decrease was primarily due to lower salaries and wages of $2.8 million resulting from lower employment levels, lower pension expense of $1.1 million, lower legal fees of $1.0 million, lower reorganization expenses of $1.0 million and a $0.9 million impairment charges on fixed assets in the first quarter of 2013, partially offset by higher incentive compensation expense of $1.4 million and higher heating costs of $0.7 million. On a per ton basis, first quarter of 2014 operating expenses decreased to $233 per ton from $240 per ton in the first quarter of 2013.

Operating profit. For the first quarter of 2014, the Company reported an operating profit of $29.9 million, or $59 per ton, compared to $33.2 million, or $65 per ton, in the first quarter of 2013, as a result of the factors discussed above.

Other expenses. Interest and other expense on debt decreased to $27.4 million in the first quarter of 2014 from $28.4 million in the first quarter of 2013, primarily due to lower interest rates on credit facility borrowings. Other income and (expense), net was income of $2.0 million in the first quarter of 2014 as compared to income of $1.2 million in the same period a year ago. The other income in both periods was primarily related to foreign exchange gains related to our foreign operations.

Provision for income taxes. In the first quarter of 2014, the Company recorded income tax expense of $3.5 million compared to $1.1 million in the first quarter of 2013. The $3.5 million income tax expense in the first quarter of 2014 primarily represents taxes at local statutory rates where the Company operates, but generally excludes any tax benefit for losses in jurisdictions with historical losses. During the first quarter of 2013, the $1.1 million of income tax expense primarily represented foreign and U.S. state income tax expense and adjustments related to our tax LIFO inventory method.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and cash equivalents, cash flows from operations and borrowing availability under the $1.35 billion revolving credit facility agreement (as amended and restated, the “Ryerson Credit Facility”) that matures on the earlier of (a) April 3, 2018 or (b) August 16, 2017, 60 days prior to the scheduled maturity date of the $600 million of 9% Senior Secured Notes due 2017 (the “2017 Notes”), if the 2017 Notes are then outstanding. Its principal source of operating cash is from the sale of metals and other materials. Its principal uses of cash are for payments associated with the procurement and processing of metals and other materials inventories, costs incurred for the warehousing and delivery of inventories and the selling and administrative costs of the business, capital expenditures, and for interest payments on debt.

The following table summarizes the Company’s cash flows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net cash provided by operating activities	$25.0	$29.7
Net cash used in investing activities	(3.3)	(3.9)
Net cash provided by (used in) financing activities	5.0	(21.4)
Effect of exchange rates on cash and cash equivalents	(3.7)	(1.2)

Net increase in cash and cash equivalents	$23.0	$3.2

The Company had cash and cash equivalents at March 31, 2014 of $97.0 million, compared to $74.0 million at December 31, 2013. The Company had $1,275 million and $1,295 million of total debt outstanding and a debt-to-capitalization ratio of 113% and 112% at March 31, 2014 and December 31, 2013, respectively. The Company had total liquidity (defined as cash and cash equivalents, marketable securities and availability under the Ryerson Credit Facility and foreign debt facilities) of $426 million at March 31, 2014 versus $351 million at December 31, 2013. Total liquidity is not a U.S. generally accepted accounting principles (“GAAP”) financial measure. We believe that total liquidity provides additional information for measuring our ability to fund our operations. Total liquidity does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles and total liquidity is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements.

Below is a reconciliation of cash and cash equivalents to total liquidity:

	March 31, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$97	$74
Marketable securities	21	21
Availability on Ryerson Credit Facility and foreign debt facilities	308	256

Total liquidity	$426	$351

Of the total cash and cash equivalents, as of March 31, 2014, $58.4 million was held in subsidiaries outside the United States which is deemed to be permanently reinvested. Ryerson does not currently foresee a need to repatriate funds from its non-U.S. subsidiaries. Although Ryerson has historically satisfied needs for more capital in the U.S. through debt or equity issuances, Ryerson could elect to repatriate funds held in foreign jurisdictions, which could result in higher effective tax rates. The Company has not recorded a deferred tax liability for the effect of a possible repatriation of these assets as management intends to permanently reinvest these assets outside of the U.S. Specific plans for reinvestment include funding for future international acquisitions and funding of existing international operations.

Net cash provided by operating activities of $25.0 million in the first three months of 2014 was primarily due to an increase in accounts payable of $30.0 million resulting from a higher level of material purchases at the end of the first quarter of 2014 compared to year-end 2013, a decrease in inventory of $25.1 million as the company was able to reduce inventory levels as sales increased in the first quarter of 2014 compared to the fourth quarter of 2013, non-cash depreciation and amortization expense of $10.9 million and an increase in accrued liabilities of $21.9 million, partially offset by an increase in accounts receivable of $53.9 million resulting from higher sales levels in the first three months of 2014 compared to year-end 2013 and pension contributions of $10.6 million. Net cash provided by operating activities of $29.7 million in the first three months of 2013 was primarily due to an increase in accounts payable of $54.5 million resulting from a higher level of material purchases at the end of the first quarter of 2013 compared to year-end 2012, higher accrued liabilities of $17.3 million and non-cash depreciation and amortization expense of $11.3 million, partially offset by an increase in accounts receivable of $41.5 million resulting from higher sales levels in the first quarter of 2013 compared to year-end 2012 and pension contributions of $9.6 million.

Capital expenditures during the first three months of 2014 totaled $3.4 million compared to $4.0 million in the first three months of 2013. The Company sold property, plant and equipment and assets held for sale generating cash proceeds of $0.1 million and $0.2 million during the first three months of 2014 and 2013, respectively.

Net cash provided by financing activities in the first three months of 2014 was $5.0 million compared to $21.4 million used in financing activities in the first three months of 2013. Net cash provided by financing activities in the first three months of 2014 was primarily related to an increase in book overdrafts of $25.0 million partially offset by repayments on credit facility borrowings resulting from the net cash provided by operating activities discussed above. Net cash used by financing activities in the first three months of 2013 was primarily related to repayments on credit facility borrowings as a result of the net cash provided by operating activities discussed above.

We believe that cash flow from operations and proceeds from the Ryerson Credit Facility will provide sufficient funds to meet our contractual obligations and operating requirements in the normal course of business.

Total Debt

As a result of net cash provided by operating activities, total debt in the Condensed Consolidated Balance Sheet decreased to $1,275.0 million at March 31, 2014 from $1,294.8 million at December 31, 2013.

Total debt outstanding as of March 31, 2014 consisted of the following amounts: $342.5 million borrowing under the Ryerson Credit Facility, $600.0 million under the 2017 Notes, $300.0 million of 11 1/4% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes, the “2017 and 2018 Notes”), and $32.5 million of foreign debt. Discussion of each of these borrowings follows.

Ryerson Credit Facility

On April 3, 2013, Ryerson amended and restated the Ryerson Credit Facility to, among other things, extend the maturity date to the earlier of (a) April 3, 2018 or (b) August 16, 2017,60 days prior to the scheduled maturity date of the 2017 Notes, if the 2017 Notes are then outstanding. At March 31, 2014, Ryerson had $342.5 million of outstanding borrowings, $27 million of letters of credit issued and $292 million available under the $1.35 billion Ryerson Credit Facility compared to $369.1 million of outstanding borrowings, $27 million of letters of credit issued and $234 million available at December 31, 2013. Total credit availability is limited by the amount of eligible accounts receivable and inventory pledged as collateral under the agreement insofar as Ryerson is subject to a borrowing base comprised of the aggregate of these two amounts, less applicable reserves. Eligible accounts receivable, at any date of determination, are comprised of the aggregate value of all accounts directly created by a borrower in the ordinary course of business arising out of the sale of goods or the rendition of services, each of which has been invoiced, with such receivables adjusted to exclude various ineligible accounts, including, among other things, those to which a borrower does not have sole and absolute title and accounts arising out of a sale to an employee, officer, director, or affiliate of a borrower. Eligible inventory, at any date of determination, is comprised of the aggregate value of all inventory owned by a borrower, with such inventory adjusted to exclude various ineligible inventory, including, among other things, any inventory that is classified as “supplies” or is unsaleable in the ordinary course of business and 50% of the value of any inventory that (i) has not been sold or processed within a 180 day period and (ii) which is calculated to have more than 365 days of supply based upon the immediately preceding 6 months consumption. The weighted average interest rate on the borrowings under the Ryerson Credit Facility was 2.2 percent and 2.1 percent at March 31, 2014 and December 31, 2013, respectively.

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

2017 and 2018 Notes

On October 10, 2012, Ryerson and its wholly owned subsidiary, Joseph T. Ryerson & Son, Inc., issued $600 million in aggregate principal amount of the 2017 Notes and $300 million in aggregate principal amount of the 2018 Notes. The 2017 Notes bear interest at a rate of 9% per annum. The 2018 Notes bear interest at a rate of 11.25% per annum. The 2017 Notes are fully and unconditionally guaranteed on a senior secured basis and the 2018 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic subsidiaries that are co-borrowers or guarantee obligations under the Ryerson Credit Facility.

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

Foreign Debt

At March 31, 2014, Ryerson China’s total foreign borrowings were $32.5 million, which were owed to banks in Asia at a weighted average interest rate of 4.6% and secured by inventory and property, plant and equipment. At December 31, 2013, Ryerson China’s total foreign borrowings were $25.7 million, which were owed to banks in Asia at a weighted average interest rate of 4.3% and secured by inventory and property, plant and equipment.

Availability under the foreign credit lines was $16 million and $22 million at March 31, 2014 and December 31, 2013, respectively. Letters of credit issued by our foreign subsidiaries totaled $3 million and $4 million at March 31, 2014 and December 31, 2013, respectively.

Pension Funding

At December 31, 2013, pension liabilities exceeded plan assets by $203 million. The Company anticipates that it will have a minimum required pension contribution of approximately $68 million in 2014 under the Employee Retirement Income Security Act of 1974 (“ERISA”) and Pension Protection Act in the U.S and the Ontario Pension Benefits Act in Canada. Through the three months ended March 31, 2014, the Company has made $11 million in pension contributions, and anticipates an additional $57 million of contributions in the remaining nine months of 2014. Future contribution requirements depend on the investment returns on plan assets, the impact of discount rates on pension liabilities, and changes in regulatory requirements. The Company is unable to determine the amount or timing of any such contributions required by ERISA or whether any such contributions would have a material adverse effect on the Company’s financial position or cash flows. The Company believes that cash flow from operations and the Ryerson Credit Facility described above will provide sufficient funds to make the minimum required contribution in 2014.

Contractual Obligations

The following table presents contractual obligations at March 31, 2014:

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In millions)
2017 Notes	$600	$—	$—	$600	$—
2018 Notes	300	—	—	300	—
Ryerson Credit Facility	343	—	—	343	—
Foreign Debt	32	32	—	—	—
Interest on 2017 Notes, 2018 Notes, Foreign Debt and Ryerson Credit Facility (3)	377	95	190	92	—
Purchase Obligations (4)	41	40	1	—	—
Operating Leases	121	25	40	25	31
Pension Withdrawal Liability	1	—	—	—	1
Capital Lease Obligations	4	1	2	1	—

Total	$1,819	$193	$233	$1,361	$32

(1)	The contractual obligations disclosed above do not include the Company’s potential future pension funding obligations (see discussion under “Pension Funding” caption).
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all.
(3)	Interest payments related to the variable rate debt were estimated using the weighted average interest rate for the Ryerson Credit Facility.
(4)	The purchase obligations with suppliers are entered into when we receive firm sales commitments with certain of our customers.

Income Taxes

The Company released most of its remaining valuation allowance related to certain US federal and state deferred tax assets at December 31, 2013. The Company assesses the need for a valuation allowance considering all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The fourth quarter of 2013 was the first quarter in which the Company’s overall U.S. operations had sustained an operating profit in both the preceding cumulative three fiscal year period and in each of its two preceding fiscal years, providing objective evidence of Ryerson’s ability to earn future profits. Combined with Ryerson’s projections of future income providing additional subjective evidence of Ryerson’s ability to earn future profits and management’s judgment, the Company determined that these deferred tax assets were more likely than not realizable and accordingly the valuation allowance was no longer required.

The Company will continue to maintain a valuation allowance on certain foreign and U.S. federal and state deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence and consistent with its past determinations, the Company determines that these deferred tax assets are more likely than not realizable.

Recent legislative proposals in the U.S. would repeal the use of the last-in-first-out method of accounting (“LIFO method”) for inventory for U.S. tax purposes. If legislation repealing the use of the LIFO method for tax purposes becomes law, we would expect an increase in the cash taxes the Company will need to pay over a 10 year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. The estimated fair value of our long-term debt and the current portions thereof using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $1,357 million at March 31, 2014 and $1,349 million at December 31, 2013 as compared with the carrying value of $1,275 million and $1,295 million at March 31, 2014 and December 31, 2013, respectively.

A hypothetical 1% increase in interest rates on variable rate debt would have increased interest expense for the first three months of 2014 by approximately $0.9 million.

Foreign exchange rate risk

We are subject to exposure from fluctuations in foreign currencies. We use foreign currency exchange contracts to hedge our Canadian subsidiaries’ variability in cash flows from the forecasted payment of currencies other than the functional currency. The Canadian subsidiaries’ foreign currency contracts were principally used to purchase U.S. dollars. We had foreign currency contracts with a U.S. dollar notional amount of $3.6 million outstanding at March 31, 2014 and a value of zero. We do not currently account for these contracts as hedges but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2014, the Company recognized a loss less than $0.1 million associated with its foreign currency contracts. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of March 31, 2014 would not have a material effect to the financial statements.

The currency effects of translating the financial statements of our foreign subsidiaries are included in accumulated other comprehensive loss and will not be recognized in the statement of operations until there is a liquidation or sale of those foreign subsidiaries.

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

As of March 31, 2014, we had 97 tons of nickel futures or option contracts, 3,180 tons of hot roll coil swaps and 50 tons of aluminum price swaps outstanding all with values of zero. We do not currently account for these contracts as hedges, but rather mark these contracts to market with a corresponding offset to current earnings. For the three months ended March 31, 2014, the Company recognized a gain of $0.2 million associated with its metal commodity derivatives. A hypothetical strengthening or weakening of 10% in the commodity prices underlying the commodity derivative contracts from the market rate as of March 31, 2014 would not have a material effect to the financial statements.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended March  31, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes relating to this Item from those set forth in Item 1A on the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: May 7, 2014